Form 10-Q
period 1995-03-31
UNIGENE LABORATORIES INC
filed 1995-05-15
CIK 352747

FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________  to_____________

For Quarter Ended___________  Commission file number  0-16005

                           Unigene Laboratories, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         22-2328609
- - - - - - -------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

110 Little Falls Road, Fairfield, New Jersey        07004
- - - - - - --------------------------------------------      ---------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (201)882-0860
                                                     ------------

- - - - - - --------------------------------------------------------------------------------
(Former  name,  former  address and former  fiscal year,  if changed  since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [ X ]  No [  ]

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [  ]     No  [  ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value--20,999,149 shares as of May 1, 1995

                                INDEX

                      UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-March 31, 1995 and December 31, 1994

Condensed statements of operations-Three months ended
    March 31, 1995 and 1994

Condensed statements of cash flows-
    Three months ended March 31, 1995 and 1994

Notes to condensed financial statements-
    March 31, 1995

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations


PART II. OTHER INFORMATION


SIGNATURES

PART I. FINANCIAL INFORMATION

                           UNIGENE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS

                                                 March 31          December 31
                                                   1995                1994
                                                 --------          -----------
                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ................   $     15,753       $    592,011
   Prepaid expenses and other
      current assets ........................        600,179            394,553
                                                ------------       ------------
        Total current assets ................        615,932            986,564

Property, plant and equipment-net
   of accumulated depreciation and
   amortization .............................     12,247,407         12,221,504
Patents and other assets ....................      1,014,509          1,003,276
                                                ------------       ------------
                                                $ 13,877,848       $ 14,211,344
                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................   $  2,540,617       $  2,399,663
   Accrued expenses .........................        176,968            494,091
   Note payable .............................      1,000,000               --
   Notes payable - stockholders .............        300,000               --
                                                ------------       ------------
         Total current liabilities ..........      4,017,585          2,893,754

   Note payable - stockholders ..............        650,000               --


Stockholders' equity:
   Common stock-par value $.01 per share;
      authorized 31,000,000 shares, issued
      and outstanding 20,999,149 shares in
      1995 and 20,918,399 shares in 1994 ....        209,991            209,184
   Additional paid-in capital ...............     35,478,721         35,399,473
   Accumulated deficit ......................    (26,477,418)       (24,290,036)
   Less: Treasury stock, at cost,
      7,290 shares ..........................         (1,031)            (1,031)
                                                ------------       ------------
        Total stockholders' equity ..........      9,210,263         11,317,590
                                                ------------       ------------
                                                $ 13,877,848       $ 14,211,344
                                                ============       ============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                            ------------------------------------
                                                 1995                  1994
                                            ------------           -------------
Sales and
   other revenue .................          $      5,142           $      1,032
                                            ------------           ------------
Operating expenses:
   Research and
      development ................             1,698,763              1,014,941
   General and
      administrative .............               479,846                316,194
                                            ------------           ------------
                                               2,178,609              1,331,135
                                            ------------           ------------
   Operating loss ................            (2,173,467)            (1,330,103)
                                            ------------           ------------

Other income (expense):
   Interest income ...............                 2,758                101,470
   Interest expense ..............               (16,673)                  --
                                            ------------           ------------
                                                 (13,915)               101,470
                                            ------------           ------------

Net loss .........................          $ (2,187,382)          $ (1,228,633)
                                            ============           ============

Net loss per share ...............          $       (.10)          $       (.06)
                                            ============           ============

Weighted average number
 of shares outstanding ...........            20,984,945             19,620,859
                                            ============           ============

                  See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                      1995             1994
                                                  ------------     ------------
Cash from operations .........................    $ (2,211,307)    $   (531,806)
                                                  ------------     ------------

Investing activities:

   Maturity of marketable securities .........            --          1,000,000
   Purchase of marketable securities .........            --         (1,091,750)
   Construction of leasehold improvements ....        (282,972)      (1,780,797)
   Purchase of equipment and furniture .......         (98,731)        (645,315)
   Increase in patents and other assets ......         (13,303)        (189,758)
                                                  ------------     ------------
                                                      (395,006)      (2,707,620)
                                                  ------------     ------------

Financing activities:

   Issuance of short-term debt ...............       1,300,000             --
   Issuance of long-term debt ................         650,000             --
   Exercise of stock options .................         132,922             --
   Other .....................................         (52,867)            --
                                                  ------------     ------------
                                                     2,030,055             --
                                                  ------------     ------------
Net decrease in cash and
  cash equivalents ...........................        (576,258)      (3,239,426)

Cash and cash equivalents at
   beginning of year .........................         592,011        8,218,420
                                                  ------------     ------------
Cash and cash equivalents at
   end of period .............................    $     15,753     $  4,978,994
                                                  ============     ============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B - DEBT FINANCING

Note payable at March 31, 1995 in the amount of $1,000,000 is to an unrelated third party. This note, bearing interest at the rate of prime plus 1% was due and payable on June 30, 1995, but was paid off in May 1995. This note was collateralized by a major part of the company assets.

Notes payable to stockholders, totaling $950,000 at March 31, 1995, consist of notes to Warren P. Levy, Ronald S. Levy and Jay Levy, officers and directors of the Company, and a member of their family. These notes bear interest at the Merrill Lynch Margin Loan Rate and have subordinated security interests in the Company's Fairfield and Boonton assets. The notes are due and payable on February 10, 1997. A total of $300,000 of these notes is expected to be paid during 1995 and are classified as short-term. The balance of $650,000 is classified as long-term.

In April 1995, Warren P. Levy, Ronald S. Levy and Jay Levy loaned an additional $280,000 to the Company, with the same subordinated security interest. In May 1995, the Company borrowed $2,000,000 from an unrelated third party, secured by all of the Company's assets. This loan is due and payable July 7, 1995 with an interest rate of 13% per annum. $1,000,000 from this loan was used to pay off other short-term debt.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Current operating revenues are from hormone and enzyme sales which were $5,000 and $1,000 for the three months ended March 31, 1995 and 1994, respectively.

Research and development, the Company's largest expense, increased 67% from $1,015,000 to $1,699,000 for the three months ended March 31, 1995 as compared to the same period in 1994. The increase was related to the Company's manufacturing facility and its development program for the calcitonin pill, including depreciation charges, expenditures for preproduction salaries, regulatory consulting fees, as well as the sponsorship of collaborative research programs.

General and administrative expenses increased 52% from $316,000 to $480,000, for the three months ended March 31, 1995, as compared to the same period in 1994. The increase was primarily due to legal and other expenses associated with the Company's financing activities.

Interest income decreased $99,000 or 97% for the three months ended March 31, 1995, as compared to the same period in 1994. The decrease was due to a reduction in total monies available to be invested.

As a result of increased operating expenses and decreased interest income, net loss increased $959,000 or 78% for the three months ended March 31, 1995, from the corresponding period in 1994.

As of December 31, 1994, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $24,000,000, expiring from 1996 through 2009, which are available to reduce future earnings which would otherwise be subject to federal income taxes. For the three months ending March 31, 1995, the Company had additional losses of approximately $2,000,000. In addition, the Company has investment tax credits and research and development credits in the amounts of $69,000 and $1,346,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1996 through 2009.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of January 1, 1995, under FASB 109, the Company had deferred tax assets of approximately $11,100,000, subject to a valuation allowance of $11,100,000. The deferred tax assets were generated primarily as a result of the Company's net operating losses and tax credits generated. For the three month period ended March 31, 1995, the Company's deferred tax assets and valuation allowances each increased by approximately $900,000.

LIQUIDITY AND CAPITAL RESOURCES

During  1994,  the Company  completed  construction  of its  peptide  production facility in Boonton, New Jersey. The facility was constructed in a shell building that is being leased under a ten year net lease which began in February 1994. The Company has two ten year renewal options as well as an option to purchase the facility. The total cost of leasehold improvements and process equipment for this facility, including current validation costs, is approximately $11 million. The Company is undertaking steps to secure the validation of the facility by the U.S. Food and Drug Administration to allow Unigene to provide its calcitonin for human use. The Company, at March 31, 1995, had cash and cash equivalents of $16,000, a decrease of $576,000 from December 31, 1994.

In February and March 1995, Warren P. Levy, Ronald S. Levy and Jay Levy, officers and directors of the Company, and a member of their family loaned a total of $950,000 to the Company secured by liens on the Fairfield plant and equipment. In March 1995, the Company borrowed $1,000,000 from an unrelated third party on a short-term basis secured by most of the assets of the Company, subject to obligations to release part of the security under certain circumstances. In connection with that loan, the members of the Levy family agreed to subordinate their security interests in the Fairfield plant and equipment to the secured lender and received a subordinated security interest on the equipment at the Boonton plant. In April 1995, Warren P. Levy, Ronald S. Levy and Jay Levy loaned an additional $280,000 to the Company, with the same subordinated security interest. In May 1995, the Company borrowed $2,000,000 from an unrelated third party. This loan is due and payable July 7, 1995 with an interest rate of 13% per annum. $1,000,000 from this loan was used to pay off other short-term debt.

The Company's ability to generate additional cash from operations depends primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, completion of plant validation, receiving regulatory approval for its products, and marketing hormones and enzyme products. The Company currently has no income-producing research or license agreements in effect.

The Company requires additional working capital to continue its operations. The Company is seeking additional financing, but there is no assurance that sufficient funds will be obtained. The Company requires additional financing during the second quarter of 1995 to ensure continued operations.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - none.

(b)      Reports on Form 8-K.

         The Company filed a current report on Form 8-K dated March 15, 1995 with respect to the Company's debt financings totaling $1,950,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           UNIGENE LABORATORIES, INC.
                                           --------------------------
                                           (Registrant)


May 10, 1995                                /s/ Warren P. Levy
                                            ------------------------------------
                                            Warren P. Levy, President
                                            (Chief Executive Officer)

May 10, 1995                                /s/ Jay Levy
                                           -------------------------------------
                                           Jay Levy, Treasurer
                                           (Chief Financial Officer and
                                           Chief Accounting Officer)