Form 10-Q
period 1995-09-30
UNIGENE LABORATORIES INC
filed 1995-11-14
CIK 352747

FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________  to_____________

For Quarter Ended___________  Commission file number  0-16005

                           Unigene Laboratories, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         22-2328609
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

110 Little Falls Road, Fairfield, New Jersey        07004
--------------------------------------------      ---------
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

Common Stock, $.01 Par Value--23,092,149 shares as of November 1, 1995

                                INDEX

                      UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-September 30, 1995 and December 31, 1994

Condensed  statements of  operations-Three  months ended
    September 30, 1995 and 1994; Nine months ended
    September 30, 1995 and 1994

Condensed statements of cash flows-
    Nine months ended September 30, 1995 and 1994

Notes to condensed financial statements-
    September 30, 1995

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations


PART II. OTHER INFORMATION


SIGNATURES

PART I. FINANCIAL INFORMATION

                           UNIGENE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS

                                                 September 30      December 31
                                                     1995              1994
                                                 -------------    -------------
                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .................   $      14,880    $     592,011
   Prepaid expenses and other
      current assets .........................         505,657          394,553
                                                 -------------    -------------
        Total current assets .................         520,537          986,564

Property, plant and equipment-net
   of accumulated depreciation and
   amortization ..............................      11,673,454       12,221,504
Patents and other assets .....................       1,089,278        1,003,276
                                                 -------------    -------------
                                                 $  13,283,269    $  14,211,344
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................   $   2,670,555    $   2,399,663
   Accrued expenses ..........................         557,416          494,091
   Note payable ..............................       2,000,000             --
                                                 -------------    -------------
         Total current liabilities ...........       5,227,971        2,893,754

Notes payable - stockholders .................       1,755,000             --


Stockholders' equity:
   Common stock-par value $.01 per share;
      authorized 48,000,000 shares, issued
      and outstanding 23,092,149 shares in
      1995 and 20,918,399 shares in 1994 .....         230,921          209,184
   Additional paid-in capital ................      37,482,992       35,399,473
   Accumulated deficit .......................     (31,412,584)     (24,290,036)
   Less: Treasury stock, at cost,
      7,290 shares ...........................          (1,031)          (1,031)
                                                 -------------    -------------
        Total stockholders' equity ...........       6,300,298       11,317,590
                                                 -------------    -------------
                                                 $  13,283,269    $  14,211,344
                                                 =============    =============
See notes to condensed financial statements.

                       UNIGENE LABORATORIES, INC.
                   CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                      Three Months Ended                   Nine Months Ended
                                         September 30                         September 30
                               -------------------------------       -------------------------------
                                   1995               1994               1995               1994
                               ------------       ------------       ------------       ------------
Contract and
   sales revenue ........      $        468       $      2,402       $      6,074       $    256,464
                               ------------       ------------       ------------       ------------
Operating expenses:
   Research and
      development .......         1,771,791          1,136,308          5,214,464          3,131,255
  General and
      administrative ....           574,134            422,058          1,669,403          1,101,789
                               ------------       ------------       ------------       ------------
                                  2,345,925          1,558,366          6,883,867          4,233,044
                               ------------       ------------       ------------       ------------
    Operating loss ......        (2,345,457)        (1,555,964)        (6,877,793)        (3,976,580)
                               ------------       ------------       ------------       ------------

Other income (expense):
    Interest/other income            10,463             36,441             13,983            215,983
    Interest expense ....          (164,735)              --             (258,738)              --
                               ------------       ------------       ------------       ------------
                                   (154,272)            36,441           (244,755)           215,983
                               ------------       ------------       ------------       ------------
Net loss ................      $ (2,499,729)      $ (1,519,523)      $ (7,122,548)      $ (3,760,597)
                               ============       ============       ============       ============

Net loss per share ......      $       (.12)      $       (.08)      $       (.34)      $       (.19)
                               ============       ============       ============       ============

Weighted average number
 of shares outstanding ..        21,507,522         19,731,659         21,164,060         19,663,005
                               ============       ============       ============       ============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                  -----------------------------
                                                      1995             1994
                                                  ------------     ------------
Cash used for operations .....................    $ (5,818,375)    $ (2,050,576)
                                                  ------------     ------------

Investing activities:

   Maturity of marketable securities .........            --          2,500,000
   Construction of leasehold improvements ....        (379,834)      (5,472,736)
   Purchase of equipment and furniture .......        (146,616)      (2,260,580)
   Increase in patents
      and other assets .......................         (92,562)        (753,420)
                                                  ------------     ------------
                                                      (619,012)      (5,986,736)
                                                  ------------     ------------
Financing activities:
         Sales of stock,
           net of related expenses ...........       1,954,334             --
         Issuance of debt ....................       4,755,000             --
         Repayment of debt ...................      (1,000,000)            --
         Exercise of stock options ...........         150,922          152,738
                                                  ------------     ------------
                                                     5,860,256          152,738
                                                  ------------     ------------
Net increase (decrease) in cash and
   cash equivalents ..........................        (577,131)      (7,884,574)

Cash and cash equivalents at
   beginning of year .........................         592,011        8,218,420
                                                  ------------     ------------
Cash and cash equivalents at
   end of period .............................    $     14,880     $    333,846
                                                  ============     ============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B - DEBT FINANCING

Note payable at September 30, 1995 in the amount of $2,000,000 is to an unrelated third party, secured by all of the Company's assets. This loan was originally due and payable July 7, 1995 with an interest rate of 13% per annum however, it was formally extended to September 8, 1995 with an interest rate of 24.5% per annum. No further formal extension has been obtained, although the Company is now negotiating with a third party lender and the creditor for full payment to the creditor. 1,000,000 from this loan was used to pay off other short-term debt.

Notes payable to stockholders, totaling $1,755,000 at September 30, 1995, consist of notes to Warren P. Levy, Ronald S. Levy and Jay Levy, officers and directors of the Company, and a member of their family. These notes bear interest at the Merrill Lynch Margin Loan Rate (approximately 9% at September 30, 1995) and are secured by security interests in the Company's Fairfield plant and Boonton equipment. Notes for $1,105,000 are payable on demand. A note for $650,000 is due on February 10, 1997.

NOTE C - STOCK SALE

From July 1 through September 30, 1995, the Company sold in private placements approximately 2 million shares of its common stock at a price of $1 per share.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

During  1994,  the Company  completed  construction  of its  peptide  production facility in Boonton, New Jersey. The facility was constructed in a shell building that is being leased under a ten year net lease which began in February 1994. The Company has two ten year renewal options as well as an option to purchase the facility. The total cost of leasehold improvements and process equipment for this facility, including current validation costs, is approximately $11.7 million. The Company is undertaking steps to secure the validation of the facility by the U.S. Food and Drug Administration to allow Unigene to provide its calcitonin for human use. The Company, at September 30, 1995, had cash and cash equivalents of $15,000, a decrease of $577,000 from December 31, 1994.

From February through September 1995, Warren P. Levy, Ronald S. Levy and Jay Levy, officers and directors of the Company, and a member of their family loaned a total of $1,755,000 to the Company. During October 1995, they loaned an additional $150,000 to the Company. A total of $1,850,000 of these loans is secured by liens on the Fairfield plant and equipment. In March 1995, the Company borrowed $1,000,000 from an unrelated third party. This note was paid off in May 1995. In May 1995, the Company borrowed $2,000,000 from an unrelated third party on a short-term basis secured by all of the assets of the Company. In connection with that loan, the members of the Levy family agreed to subordinate their security interests in the Fairfield plant and equipment to the secured lender and received a subordinated security interest on the equipment at the Boonton plant. This loan was originally due and payable July 7, 1995 with an interest rate of 13% per annum however, it was formally extended to September 8, 1995 with an interest rate of 24.5% per annum. No further formal extension has been obtained, although the Company is now negotiating with a third party lender and the creditor for full payment to the creditor. $1,000,000 from this loan was used to pay off the $1,000,000 short-term debt. From July 1 through September 30, 1995, the Company sold in private placements approximately 2 million shares of its common stock at a price of $1 per share.

The Company's ability to generate additional cash from operations depends primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, completion of plant validation, receiving regulatory approval for its products, and marketing hormones and enzyme products. The Company has signed one joint venture agreement. However, the Company has not yet received any revenue from this agreement, and there is no assurance that any revenues will be received.

The Company requires additional cash to continue its operations. The Company is seeking additional financing, but there is no assurance that sufficient funds will be obtained. The Company requires additional cash during the remainder of the fourth quarter of 1995 to continue operations.


OPERATING RESULTS

Current operating revenues are from hormone and enzyme sales which were $6,000 for the nine months ended September 30, 1995. Operating revenues for 1994 include a final payment from a prior research agreement in the amount of $250,000.

Research and development, the Company's largest expense, increased 56% from $1,136,000 to $1,772,000 and 67% from $3,131,000 to $5,214,000 for the three months and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The increases were related to the Company's manufacturing facility including depreciation charges and expenditures for preproduction salaries, its development program for the calcitonin pill, regulatory consulting fees, as well as the sponsorship of collaborative research programs.

General and administrative expenses increased 36% from $422,000 to $574,000, and 51% from $1,102,000 to $1,669,000 for the three months and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The increases were primarily due to legal and other expenses associated with the Company's financing activities.

Interest and other income decreased $26,000 or 71% and $202,000 or 94% for the three months and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The decreases were due to a reduction in total monies available to be invested.

Interest expense was $165,000 and $259,000 for the three months and nine months ended September 30, 1995, respectively. Interest is payable on notes totaling $3,755,000 as of September 30, 1995. There were no notes outstanding during 1994.

As a result of increased operating expenses and interest expense as well as decreased operating revenues and interest income, net loss increased $980,000 and $3,362,000 for the three months and nine months ended September 30, 1995, respectively, from the corresponding periods in 1994.

As of December 31, 1994, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $24,000,000, expiring from 1996 through 2009, which are available to reduce future earnings which would otherwise be subject to federal income taxes. For the nine months ending September 30, 1995, the Company had additional losses of approximately $7,000,000. In addition, the Company has investment tax credits and research and development credits in the amounts of $69,000 and $1,339,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1996 through 2009.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of January 1, 1995, under FASB 109, the Company had deferred tax assets of approximately $11,100,000, subject to a valuation allowance of $11,100,000. The deferred tax assets were generated primarily as a result of the Company's net operating losses and tax credits generated. For the nine month period ended September 30, 1995, the Company's deferred tax assets and valuation allowances each increased by approximately $2,800,000.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - none.

(b)      Reports on Form 8-K.

         The Company filed a current report on Form 8-K dated July 13, 1995 with respect to the extension of the Company's short-term debt financing in the amount of $2,000,000.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNIGENE LABORATORIES, INC.
                                            -----------------------------
                                            (Registrant)


                                            /s/ Warren P. Levy
         November 10, 1995                  -----------------------------
                                            Warren P. Levy, President
                                            (Chief Executive Officer)


                                            /s/ Jay Levy
         November 10, 1995                  -----------------------------
                                            Jay Levy, Treasurer
                                            (Chief Financial Officer and
                                             Chief Accounting Officer)