Form 10-K
period 1995-12-31
UNIGENE LABORATORIES INC
filed 1996-04-01
CIK 352747

FORM 10K
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934                          [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934              [NO FEE REQUIRED]


For the transition period from_______________ to ___________________

Commission file number  0-16005

                     Unigene Laboratories, Inc.
        (Exact name of registrant as specified in its charter)

      Delaware                                22-2328609
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification Number)

110 Little Falls Road, Fairfield, New Jersey        07004
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code: (201) 882-0860

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                           Name of each exchange
Title of each class                         on which registered
Common Stock, $.01 Par Value                  Not Applicable
Redeemable Class B Common Stock
  Purchase Warrants                           Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Aggregate market value as of February 28, 1996:
$ 46,513,211

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__. No__.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value-- 24,205,461 shares as of March 1, 1996


                 DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.


PART III Definitive Proxy Statement of Unigene Laboratories, Inc., to be filed in connection with the Annual Meeting of Stockholders to be held on June 20, 1996.

                                PART I
Item 1.  Business.

     Unigene Laboratories, Inc. ("Unigene" or "Company"), incorporated under the laws of the State of Delaware in 1980, is a health-care oriented biotechnology company which is engaged in research and production of laboratory grade Calcitonin and is currently planning to engage in the production and marketing in bulk of pharmaceutical grade calcitonin. It is changing its primary business from a research oriented business to a pharmaceutical production business. The Company has succeeded in combining its proprietary amidation process with bacterial recombinant DNA technology to develop a peptide hormone production process. The Company believes that its proprietary amidation process will be a key step in the more efficient and economical commercial production of certain peptide hormones with extensive therapeutic applications. Many of these hormones cannot be produced at a reasonable cost in sufficient quantities for clinical testing or commercial use by currently available production processes. Using its proprietary process, Unigene has produced laboratory-scale quantities of seven such peptide hormones: human Calcitonin, salmon Calcitonin, human Growth Hormone Releasing Factor, human Calcitonin Gene-Related Peptide, human Corticotropin Releasing Factor, human Amylin and a human Magainin. During 1991, a study commissioned by the Company was prepared by a professor of chemical engineering at the Massachusetts Institute of Technology. The study evaluated the economics for producing multi-kilogram quantities of Calcitonin and indicated that the Company's process for producing Calcitonin should reduce the cost and time required for commercial production by up to 95%.

     The Company's strategy is to develop proprietary products and processes with applications in human health-care, independently or in conjunction with pharmaceutical and chemical companies, in order to generate revenues from license fees, royalties and product sales in bulk. Generally, the Company seeks sponsors and licensees to provide research funding and assume responsibility for obtaining appropriate regulatory approvals, clinical testing, production and marketing of products derived from Unigene's research activities. It has concentrated most of its efforts on one product - calcitonin for the treatment of osteoporosis. The Company has built a production facility and plans to undertake production of pharmaceutical grade calcitonin and will assume responsibility for some clinical testing and possibly for obtaining regulatory approval.

         Since 1992, the Company has been producing and from time to time selling small quantities of research-grade salmon Calcitonin. During 1993, the Company began construction of a Good Manufacturing Practice ("GMP") facility for the production of pharmaceutical-grade calcitonin in leased premises located in Boonton, New Jersey which was mechanically completed during the fourth quarter of 1994. The facility will also produce Unigene's proprietary amidating enzyme for use in producing Calcitonin. The initial production capacity of the facility is expected to be between 0.5-1.0 kilograms of bulk Calcitonin per year, representing approximately 10% of the current estimated world supply for this leading osteoporosis drug.

         The Company is taking steps to secure the validation of the facility by the U.S. Food and Drug Administration ("FDA") which is required to allow Unigene to provide its Calcitonin for human use. The Company believes that validation of the facility should be completed in the early spring of 1996. Although the facility is expected to be validated first by an independent consultant and later by the FDA, there can be no assurance that this will occur. In addition there is no assurance that the facility production goals will be achieved, that there will be a market for the Company's products, that such production will be profitable to the Company, that others will not develop processes and products superior to, or otherwise precluding the commercial utilization of, the processes or products developed by the Company. The design of the facility is intended to allow for substantial increases in Calcitonin production utilizing the existing equipment with no additional capital expenditures or personnel. Although the facility will initially be exclusively devoted to Calcitonin production, it would be suitable for producing other peptide hormone products in the future. There can be no assurance that there will be sufficient acceptance of the Company's products in the marketplace for successful commercialization.

         In addition to the validation and FDA approval of the new facility, it is necessary to obtain FDA approval for human use of the salmon Calcitonin to be produced in the facility. This will require various human and animal studies. The Company will then apply to the FDA for approval of the Company's Calcitonin for human use. The Company expects an expedited approval process. However, there can be no assurance that necessary governmental approvals will be obtained as projected. Expanded consumer acceptance of pharmaceutical-grade Calcitonin may be dependent on development of a consumer acceptable delivery system. A major pharmaceutical company has recently received approval of the FDA for the marketing of a nasal spray delivery system for Calcitonin, which should enlarge the market for Calcitonin. The Company and others are conducting research on oral delivery systems for Calcitonin. There can be no assurance that suitable delivery systems will be developed or that governmental approval of such delivery systems will be obtained.

         The Company is continuing its efforts to develop a calcitonin pill. In December 1995, the Company successfully tested its proprietary calcitonin pill in a Phase I clinical trial. Preliminary results of these studies indicated that the majority of those who received the pill showed levels of the hormone in blood samples taken during the trial. The Company believes that this is the first time significant blood levels of calcitonin have been observed in humans following oral administration of the hormone. Preliminary results of a second Phase I trial also showed that blood levels of the drug were obtained in several of the recipients. However, there is no assurance that these results will be replicated in further studies. The Company plans to file an Investigational New Drug (IND) application with the U.S. Food and Drug Administration as well as a patent application with the U.S. Patent & Trademark Office. There can be no assurance that either application will be approved as projected or that the Company will be successful in marketing its products.

         The planned activities of the Company are all subject to obtaining adequate financing. There can be no assurance that the Company will have sufficient resources to complete the preproduction process, to produce and market its products and to carry on its other projects. See Part II "Liquidity and Capital Resources."

         In June, 1995, the Company entered into an agreement for a joint venture with the Qingdao General Pharmaceutical Company and its Huanghai factory for the production and marketing in China of Calcitonin utilizing the Company's amidation technology. Under the agreement, the Chinese partners would finance the project, including the construction and operation of a dedicated manufacturing facility in China. Unigene would provide the technology and training and its proprietary enzyme to the joint venture at a discounted price. Unigene would also receive a combination of fixed fees and minimum annual royalties based upon sales of the end product. There is no assurance that the joint venture will be successful or that Unigene will receive significant income from this joint venture.

         The Company has been engaged in four collaborative research programs. Two collaborations, one with Rutgers University College of Pharmacy and a second with an independent company, seek to develop an oral drug delivery system for Calcitonin. The third collaboration, performed in conjunction with Yale University, is investigating novel applications for certain amidated peptide hormones. The fourth collaboration, with Johns Hopkins School of Medicine, is investigating changes in certain cancerous cells which, if successful, may allow for early diagnosis and treatment. At present, the Company has no third party sponsored research agreements in effect. The Company is currently conducting discussions with major pharmaceutical companies regarding licensing and/or research agreements.

         There can be no assurance that such discussions will result in new research or licensing agreements or that the Company will be able to obtain adequate funding for its current or new projects. The Company is dependent on large pharmaceutical companies, having much greater resources than the Company, for revenues from sales of product, research sponsorship, joint ventures and licensing arrangements.

Foreign Sponsorship

         The Company's potential major customers, partners and licensees are likely to be foreign corporations or corporations with significant international business. Such corporations' business operations and their ability to pay license fees, royalties and other amounts due and otherwise perform their obligations to the Company under agreements with the Company, are subject to regulation and approval by foreign governments and to international political and currency fluctuation problems. There can be no assurance that required approvals will be received. Such political and currency problems, governmental regulation, or failure to receive required approvals may have a material adverse effect on the ability of the Company to earn or receive payments pursuant to such agreements and, in such event, may have a material adverse effect on the Company's future operations.

Government Regulation

         The laboratory research activities of the Company and its sponsors, collaborators and potential licensees and the processes and products which may be developed by them and the new production facility, are subject to significant regulation by numerous federal, state, local and foreign governmental authorities. The regulatory process for a pharmaceutical product may take a number of years and requires substantial resources. In the case of the regulatory process for the Company's Calcitonin product, which may be handled by the Company as well as other entities, the Company believes that the process will be expedited. There can be no assurance that regulatory approval will be obtained for the new facility or any of its products. The inability to obtain, or delays in obtaining, such approval would adversely affect the Company's ability to receive royalties or product revenues. Furthermore, the extent of any adverse governmental regulation which may arise from future legislative and administrative action cannot be predicted.

Competition

     The Company's primary business activity to date has been biotechnology research. Beginning in 1996, the Company intends to commence the manufacture and sale of amidated peptide hormones, beginning with calcitonin. Biotechnology research is highly competitive, particularly in the field of human health-care. Unigene competes with specialized biotechnology companies, major pharmaceutical and chemical companies, universities and other non-profit research organizations, many of which can devote considerably greater financial resources to research activities.

         In the manufacture and sale of amidated peptide hormones, the Company and its licensees, if any, will be competing with contract laboratories and major pharmaceutical companies, many of whom can devote considerably greater financial resources to manufacturing and selling activities. However, the Company believes that its patented hormone manufacturing process will enable it to greatly reduce manufacturing time and costs in order to successfully compete with these companies.

         The Company believes that success in competing with others in the biotechnology industry will be based primarily upon scientific expertise and technological superiority, the ability to identify and pursue scientifically feasible and commercially viable opportunities and to obtain proprietary protection for research achievements, the availability of adequate funding and the success in developing, testing, protecting, producing and marketing products and obtaining timely regulatory approval. There can be no assurance that others will not develop processes or products which are superior to, or otherwise preclude the commercial utilization of, processes or products developed by the Company.

Human Resources

     On March 1, 1996, the Company had 60 full-time employees of whom 25 were engaged in research and development activities, 24 were engaged in preproduction activities and 11 were engaged in general and administrative functions. Ten of the Company's employees hold Ph.D. degrees. The Company's employees have expertise in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; and quality control. None of the Company's employees is covered by a collective bargaining agreement.

Research and Development

     The Company has established a multidisciplinary research team to adapt current genetic engineering technologies to the development of proprietary products and processes. Approximately half of the Company's employees are directly engaged in activities relating to plant validation processes and research and development of new, and improvement of existing, products and processes. During the years ended December 31, 1995, 1994 and 1993 approximately $6,876,000, $5,137,000, and $3,357,000, respectively, were spent on these activities.

Patents and Proprietary Technology

         The Company has filed applications for U.S. patents relating to the proprietary amidation and immunization processes invented in the course of its research. To date, the following two patents have issued in the U.S.:
Immunization By Immunogenic Implant, a process patent, and Alpha-Amidation Enzyme, a process and product patent. Other applications are pending. Filings relating to the amidation process have been made in selected foreign countries; nine such foreign patents have issued. There can be no assurance that any of Unigene's applications will issue as patents or that Unigene's patents will provide the Company with significant competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar or superior technologies. Although the Company believes its patents and patent applications are valid, the invalidation of its Alpha-Amidation Enzyme patent or the failure of certain of its pending Alpha-Amidation Enzyme-related applications to issue as patents could have a material adverse effect upon its business. Difficulties in detecting and proving infringement are generally greater with process patents than with product patents. In addition, the value to the Company of a process patent may be reduced if products which can be derived from such process have been patented by others. For example, Ciba-Geigy Corporation and the Salk Institute hold U.S. patents for human Calcitonin and human Growth Hormone Releasing Factor, respectively. The cooperation of these patent holders or their sub-licensees would be needed for the commercialization of the aforementioned patented products in countries where these companies hold valid patents.

Executive Officers of the Registrant

                                Served in Such
                                Position or Office
Name                     Age    Continually Since      Position(1)
- ------------------      -----   -------------------- ----------------
Dr. Warren P. Levy(2)(3)  44           1980          President (Chief
                                                     Executive Officer)

Dr. Ronald S. Levy(2)(4)  47           1980          Vice President
                                                     and Secretary

Jay Levy(2)(5)            72           1980          Treasurer

NOTES:

         (1) Each executive officer's term of office is until the first meeting of the Board of Directors of Unigene following the annual meeting of stockholders and until the election and qualification of his successor. Officers serve at the discretion of the Board of Directors. The term of office of each director will expire on the date of the Company's annual meeting of stockholders and upon the election and qualification of each such director's successor.

         (2) Dr. Warren P. Levy and Dr. Ronald S. Levy are brothers and are the sons of Mr. Jay Levy.

         (3) Dr. Warren P. Levy, a founder of the Company, has served as President, Chief Executive Officer and Director of the Company since its formation in November 1980. Dr. Levy holds a Ph.D. in biochemistry and molecular biology from Northwestern University and a bachelor's degree in chemistry from the Massachusetts Institute of Technology.

         (4) Dr. Ronald S. Levy, a founder of the Company, has served as Vice President and Director of the Company since its formation in November 1980, and as Secretary since May 1986. Dr. Levy holds a Ph.D. in bioinorganic chemistry from Pennsylvania State University and a bachelor's degree in chemistry from Rutgers University.

         (5) Mr. Jay Levy, a founder of the Company, has served as Chairman of the Board of Directors and Treasurer of the Company on a part- time basis since its formation in November 1980. He also served as Secretary from 1980 to May 1986. Mr. Levy devotes approximately 15% of his time to the Company. From 1985 through February 1991, he served as the principal financial advisor to The Nathan Cummings Foundation, Inc., a large charitable foundation. From 1968 through 1985, he performed similar services for the late Nathan Cummings, a noted industrialist and philanthropist.

Item 2. Properties

     In 1983, Unigene completed the construction of a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey which the Company purchased in 1982.

     The Company's 32,000 square foot GMP facility of which 18,000 square feet will be used for the production of pharmaceutical-grade Calcitonin and other peptide hormones was constructed in a building located in Boonton, New Jersey, that is being leased under a 10-year agreement which began in February 1994. The Company has two 10-year renewal options as well as an option to purchase the facility. The facility was mechanically completed during 1994 and is currently undergoing the validation process.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                               PART II


Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters
         -------------------------------------------------------------
     The Company has not declared or paid any cash dividends since inception, and does not anticipate paying any in the near future.

     The Company's Common Stock began trading on August 12, 1987 in the over-the-counter market with the NASDAQ symbol UGNE. The Company's Class B Warrants began trading on May 28, 1991 in the over-the-counter market with the NASDAQ symbol UGNEZ. There were 607 Common Stockholders and 53 Class B Warrantholders of record as of February 28, 1995. The Company's Common Stock is listed on the NASDAQ National Market System. The prices below are as reported to the Company by the National Association of Securities Dealers, Inc.


                                        1995
                -------------------------------------------------------
                1st Quarter   2nd Quarter    3rd Quarter   4th Quarter
                  High-Low     High-Low        High-Low     High-Low
                ------------ --------------- ------------- -------------

Common Stock     2 7/8-1 1/2  2 1/8 - 1     2 1/8-1 9/32   2 1/16-1 3/16

Class B Warrants  7/8-5/16    11/16-1/4      9/16-1/4      15/32 - 5/32



                                        1994
                -------------------------------------------------------
                1st Quarter   2nd Quarter    3rd Quarter   4th Quarter
                  High-Low     High-Low        High-Low     High-Low
                ------------ --------------- ------------- -------------

Common Stock    3 5/8-2 5/16  3 11/16-2 7/16  3 3/8-2 5/8   3 5/8-2 1/4

Class B Warrants 27/32-1/2    27/32-3/8       7/8-1/2       1 5/16-7/16



     The prices presented for the Class B Warrants for 1994 are bid prices, which represent prices between broker-dealers and may not include mark-ups or commissions to broker-dealers and may not reflect prices in actual transactions. The prices for the Common Stock and for the Class B Warrants for 1995 represent high and low sale prices.

Item 6.  Selected Financial Data
(In thousands, except per share data)

Years Ended December 31          1995    1994    1993     1992     1991
- -----------------------        -------  -------  ------   ------  -------
Research and development
 contracts and licensing fees  $     8  $   258  $   12   $   10  $     2

Research and development
 expenses                     $ 6,876   $ 5,137  $ 3,357  $ 2,998 $ 2,486

Net loss                      $(9,435)  $(6,319) $(3,739) $(3,019)$(2,825)

Net loss per share            $  (.44)  $  (.32) $  (.19) $ ( .16)$  (.17)

At December 31
- --------------
Working capital (deficiency)  $(6,111)  $(1,907) $11,380  $16,936 $18,759


Total assets                  $13,332   $14,211  $15,665  $19,286 $20,898

Long-term debt                $ 3,955   $  --    $  --    $  --   $  --

Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations
         -----------------------------------------------------------

RESULTS OF OPERATIONS

Revenues for 1995, 1994 and 1993 from hormone and enzyme sales were $8,000, $8,000 and $12,000, respectively. Revenues in 1994 included $250,000 from a final payment from a prior research agreement.

Research and development, the Company's largest expense, increased 34% in 1995 to $6,876,000 from $5,137,000 in 1994, after increasing 53% in 1994 from
$3,357,000 in 1993. The increases were related to the Company's manufacturing facility, including depreciation charges and expenditures for pre-production salaries, the development program for the calcitonin pill, regulatory consulting fees, as well as the sponsorship of collaborative research programs for which the company spent $483,000, $301,000 and $93,000 in 1995, 1994 and 1993 respectively.

General and administrative expenses increased 29% in 1995 to $2,158,000 from $1,671,000 in 1994, after increasing 36% in 1994 from $1,230,000 in 1993. The
1995 increase was primarily due to legal and other expenses associated with the Company's ongoing financing activities . The 1994 increase was primarily due to higher legal fees relating to licensing and joint venture negotiations and to patent matters.

Interest and other income decreased $163,000 or 70% in 1995 from 1994 after decreasing $606,000 or 72% in 1994 from 1993. The decreases were due to a reduction in total monies available to be invested.

The Company incurred $477,000 in interest expense in 1995, up from $1,000 in 1994. This was due to increased borrowings in 1995.

During 1994 the Company constructed and staffed its manufacturing facility and hired regulatory consultants in the U.S. and in Europe. During both 1995 and 1994, the Company concentrated on internally-sponsored research programs and collaborations, and post research development programs, including the scale-up and production of research grade calcitonin and the development of a calcitonin pill. Therefore, operating expenses increased, and cash decreased causing a decrease in interest income. In addition, increased borrowings in 1995 increased interest expense. As a result, the net loss increased $3,115,000 and $2,581,000 for the years ended December 31, 1995 and 1994, respectively, from the prior years.

As of December 31, 1995, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $34,000,000, expiring from 1996 through 2010, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, the Company has investment tax credits and research and development credits in the amounts of $69,000 and $1,594,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1996 through 2010.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of January 1, 1995 and 1994, under FASB 109, the Company had deferred tax assets of approximately $11,100,000 and $8,400,000, respectively, subject to valuation allowances of $11,100,000 and $8,400,000, respectively. The deferred tax assets were generated primarily as a result of the Company's net operating losses and tax credits generated. At December 31, 1995, the Company's deferred tax assets and valuation allowances each increased by approximately $4,000,000.

Statement of Financial Accounting Standards ("SFAS") No. 121, issued March 1995, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", is effective for the Company beginning in 1996. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. Management does not expect the implementation of SFAS No. 121 to have a material impact on the Company's financial position or results of operations, assuming successful commercialization of the Company's product and/or the signing of licensing/joint venture agreements with pharmaceutical companies (see Note 12).

SFAS No. 123, "Accounting for Stock-based Compensation", issued in October 1995, established financial accounting and reporting standards for stock-based employee compensation plans. These plans include all arrangements by which employees receive shares of stock or other equity investments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company will elect the disclosure requirements only of FASB 123 and such additional disclosure requirements are not effective for the Company until 1996.

LIQUIDITY AND CAPITAL RESOURCES

During  1994,  the Company  completed  construction  of its  peptide  production facility in Boonton, New Jersey. The facility was constructed in a shell building that is being leased under a 10-year net lease which began in February 1994. The Company has two 10-year renewal options as well as an option to purchase the facility. The total cost of leasehold improvements and process equipment for this facility, including current validation costs, is approximately $11.9 million. The Company is undertaking steps to secure the validation of the facility by the U.S. Food and Drug Administration to allow Unigene to provide its calcitonin for human pharmaceutical use.

The Company, at December 31, 1995, had cash and cash equivalents of $259,000, a decrease of $333,000 from December 31, 1994.During 1995, Warren P. Levy, Ronald
S. Levy, and Jay Levy, officers and directors of the Company, and a member of their family loaned a total of $1,905,000 to the Company. A total of $1,850,000 of these loans is secured by liens on the Fairfield plant and equipment. In March 1995, the Company borrowed $1,000,000 from an unrelated third party. This loan was paid off in May 1995 with the proceeds of a new $2,000,000 loan from an unrelated third party. The new loan was on a short-term basis secured by all of the assets of the Company. In connection with that loan, the members of the Levy family agreed to subordinate their security interests in the Fairfield plant and equipment to the secured lender and received a subordinated security interest on the equipment at the Boonton plant. This $2,000,000 loan was originally due on July 7, 1995 with interest at 13% per annum however, it was extended to November, 1995 with an interest rate of 24.5% per annum. In November 1995, the $2,000,000 loan was repaid from the proceeds of a $3,000,000 debt financing from two unrelated third parties collateralized by almost all of the Company's assets. In December 1995 these two parties loaned the Company an additional $300,000. These loans accrue interest at a rate of 9.5% per annum. On March 6, 1996 this $3,300,000 loan was exchanged for 9.5% Senior Secured Convertible Debentures in the principal amount of $3,300,000. The Debentures mature November 15, 1998 and are convertible into shares of the Company's common stock at a conversion rate of $1.15 per share, subject to certain reset provisions.

From July 1 through December 31, 1995, the Company sold in private placements approximately 2.8 million shares of its common stock at a price of $1 per share, which after expenses netted the Company $2.6 million. From January through March 1996, the Company sold in private placements an aggregate of 371,000 shares of common stock receiving net proceeds of $370,000.

In March 1996 the Company completed a private placement of $9.08 million in 10% Convertible Debentures. The Company received net proceeds of $8,172,000 as a result of this placement. These Debentures mature March 4, 1999. The debentures are convertible into common stock for up to one-third of the principal amount on each of April 27, 1996, May 27, 1996 and June 26, 1996. The debentures are convertible at the lower of $2.00 per share or 85% of the market price per share of the Company's common stock at the date of conversion.

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


The Company requires additional working capital to continue its operations. Management believes that the Company has sufficient cash through at least the third quarter of 1996. The Company requires additional funds through financing or licensing agreements to ensure continued operations. There is no assurance that sufficient funds will be obtained.

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements and Related Information


(1)  Financial Statements:

     Independent Auditors' Report

     Balance Sheets at December 31, 1995 and 1994

     Statements of Operations for the three years ended December 31, 1995

     Statements of Stockholders' Equity for the three years ended December 31, 1995

     Statements of Cash Flows for the three
     years ended December 31, 1995

     Notes to Financial Statements


(2)  Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Independent Auditors' Report


The Stockholders and Board of Directors
Unigene Laboratories, Inc.:


We have audited the financial statements of Unigene Laboratories, Inc. as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                KPMG PEAT MARWICK LLP

New York, New York
March 22, 1996

                      UNIGENE LABORATORIES, INC.
                            BALANCE SHEETS
                      DECEMBER 31, 1995 and 1994

                                                 1995          1994
                                                 ----          ----
ASSETS
Current assets:
   Cash and cash equivalents                 $   258,627   $   592,011
   Prepaid expenses and other
      current assets                             434,159       394,553
                                              ----------   -----------
        Total current assets                     692,786       986,564

Property, plant and equipment-net of
   accumulated depreciation
   and amortization (Note 4)                  11,513,019    12,221,504

Patents and other assets                       1,125,828     1,003,276
                                             -----------   -----------
                                             $13,331,633   $14,211,344
                                             ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          $ 2,859,264   $  2,399,663
   Accrued expenses                              644,663        494,091
   Notes payable - stockholders (Note 3)       1,250,000        ---
                                             -----------    -----------
        Total current liabilities              4,753,927      2,893,754

Notes payable - stockholders (Note 3)            655,000

Note payable - other (Note 5)                  3,300,000

Stockholders' equity (Note 7):
  Common stock-par value $.01 per share,
     authorized 48,000,000 shares, issued
     and outstanding 23,813,171 shares in
     1995 and 20,918,399 shares in 1994          238,132        209,184
  Additional paid-in capital                  38,110,512     35,399,473
  Accumulated deficit                        (33,724,907)   (24,290,036)
  Less: Treasury stock, at cost,
      7,290 shares                                (1,031)        (1,031)
                                             -----------    -----------
        Total stockholders' equity             4,622,706     11,317,590
                                              ----------    -----------
                                            $ 13,331,633    $14,211,344
                                             ===========    ===========

See accompanying notes to financial statements.

                      UNIGENE LABORATORIES, INC.
                       STATEMENTS OF OPERATIONS
             Years Ended December 31, 1995, 1994 and 1993


                                    1995          1994           1993
                                    ----          ----           ----


Sales and other revenue         $   7,531    $  258,393     $   11,777
                                ---------    ----------     ----------

Operating expenses:
   Research and
      development               6,876,253     5,137,011      3,357,202
   General and
      administrative            2,157,777     1,670,502      1,229,960
                               ----------    ----------     ----------

                                9,034,030     6,807,513      4,587,162
                               ----------    ----------     ----------
        Operating loss         (9,026,499)   (6,549,120)    (4,575,385)
                               ----------    ----------     ----------

Other income (expense):
   Interest/other income           68,133       230,686        836,705

   Interest expense              (476,505)       (1,055)           --
                               ----------     ----------    ----------
                                 (408,372)      229,631        836,705
                               ----------    ----------     ----------
Net loss                      $(9,434,871)  $(6,319,489)   $(3,738,680)
                               ==========     =========      =========

Net loss per share            $      (.44)  $      (.32)   $      (.19)
                               ==========    ==========     ==========

Weighted average number
 of shares outstanding         21,657,549    19,730,246     19,620,859
                               ==========    ==========     ==========

See accompanying notes to financial statements.

                       UNIGENE LABORATORIES, INC.
                   STATEMENTS OF STOCKHOLDERS' EQUITY
              Years Ended December 31, 1995, 1994 and 1993


                   Common Stock
                ------------------    Additional
                   Number of   Par     Paid-in     Accumulated  Treasury
                   Shares     Value    Capital       Deficit     Stock       Total
                  --------- --------- -----------  ----------   --------   ----------
Balance,
January 1, 1993   19,628,149 $196,281 $32,988,202 $(14,231,867) $(1,031)  $18,951,585

  Net loss               --       --          --    (3,738,680)      --    (3,738,680)
                  ---------- -------- ----------- ------------ ---------  -----------
Balance,
December 31, 1993 19,628,149  196,281  32,988,202  (17,970,547)  (1,031)   15,212,905

  Sales of
    stock          1,135,000   11,350   2,198,586          --        --     2,209,936

  Exercise of
    stock options    155,250    1,553     212,685          --        --       214,238

  Net loss               --       --          --    (6,319,489)      --    (6,319,489)
                  ---------- -------- ----------- ------------ ----------  ----------
Balance,
December 31,1994  20,918,399   209,184 35,399,473  (24,290,036)   (1,031)  11,317,590

  Sales of
    stock          2,802,022    28,020  2,561,044          --        --     2,589,064

  Exercise of
    stock options     92,750       928    149,995          --        --       150,923

  Net loss                --       --         --    (9,434,871)      --    (9,434,871)
                  ---------- -------- ----------- ------------ ----------  ----------
Balance,
December 31,
1995               23,813,171  $238,132 $38,110,512$(33,724,907) $(1,031)  $4,622,706
                   ==========  ======== =========== ===========  ========  ==========

See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                                              Years Ended December 31,
                                                        1995            1994            1993
                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ........................................   $ (9,434,871)   $ (6,319,489)   $ (3,738,680)
                                                    ------------    ------------    ------------

Adjustments to reconcile net loss to net
  cash provided by operating activities:
     Depreciation and amortization ..............      1,445,596         573,830         327,187
     Decrease in interest receivable ............           --           120,610         254,797
     (Increase) decrease in prepaid
        expenses and other current assets .......        (39,606)         61,411        (148,501)
     Increase in operating accounts
        payable and accrued expenses* ...........      1,457,187         981,835         117,537
                                                    ------------    ------------    ------------
Total adjustments ...............................      2,863,177       1,737,686         551,020
                                                    ------------    ------------    ------------
Net cash used for
   operating activities .........................     (6,571,694)     (4,581,803)     (3,187,660)
                                                    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturity of marketable securities ............           --         3,000,000      12,000,000
   Purchase of marketable securities ............           --              --        (1,000,000)
   Construction of leasehold improvements* ......       (939,947)     (5,746,782)     (1,398,698)
   Purchase of furniture and equipment* .........       (635,198)     (2,681,814)       (258,524)
   Increase in patents and other assets .........       (131,532)        (40,184)       (399,899)
                                                    ------------    ------------    ------------
Net cash (used in) provided by
   investing activities .........................     (1,706,677)     (5,468,780)      8,942,879
                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of stock, net of related expenses ......      2,589,064       2,209,936            --
   Issuance of debt .............................      8,205,000            --              --
   Repayment of debt ............................     (3,000,000)           --              --
   Exercise of stock options ....................        150,923         214,238            --
                                                    ------------    ------------    ------------
Net cash provided by
   financing activities .........................      7,944,987       2,424,174            --
                                                    ------------    ------------    ------------
Net increase (decrease) in cash and
  cash equivalents ..............................       (333,384)     (7,626,409)      5,755,219
Cash and cash equivalents at
  beginning of period ...........................        592,011       8,218,420       2,463,201
                                                    ------------    ------------    ------------
Cash and cash equivalents at
   end of period ................................   $    258,627    $    592,011    $  8,218,420
                                                    ============    ============    ============

See accompanying notes to financial statements.
* Does not include 1995 and 1994 non-cash activity: $612,000 and $1,459,000 in accounts payable and accrued expenses for construction of leasehold improvements and purchases of furniture and equipment.

                           UNIGENE LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 and 1993



1. Description of Business- Unigene Laboratories, Inc. (the "Company"), a health-care oriented biotechnology research company, was incorporated in the State of Delaware in 1980. The Company is in the process of changing its primary business from a research oriented business to a pharmaceutical production business. The Company has concentrated most its efforts to date on one product - calcitonin, for the treatment of osteoporosis. The Company's calcitonin product will require clinical trials, FDA approval as well as acceptance in the marketplace prior to commercialization. Although the Company believes its patents and patent applications are valid, the invalidation of its Alpha-Amidation Enzyme patent or the failure of certain of its pending
Alpha-Amidation Enzyme-related applications to issue as patents could have a material adverse effect upon its business. The Company competes with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Many of these competitors have substantially greater resources than does the Company.

The Company has incurred annual operating losses since its inception and, as a result, at December 31, 1995, had an accumulated deficit of $33,700,000 and a working capital deficiency at December 31, 1995 of $2,800,000. Cost of improvements, equipment and validation through December 31, 1995 total $11,900,000. In 1995, the Company borrowed $3,300,000 from two unrelated third parties (see Note 5). Although the Company sold convertible debentures in the principal amount of $9,080,000 in March 1996 (see Note 12) management believes that the Company requires additional funds through financing or licensing agreements to ensure continued operations. There is no assurance that sufficient funds will be obtained.

2.  Summary of Significant Accounting Policies & Practices

Property, Plant and Equipment- Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method. Amortization of leasehold improvements is computed over the remaining life of the lease using the straight-line method. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and betterments are capitalized.

Research and Development- Research and development contract revenues are accrued based upon the successful completion of various benchmarks as set forth in the individual agreements. Research and development expenditures are expensed as incurred.

Patents- Patent costs are deferred pending the outcome of patent applications. Successful patent costs are amortized using the straight-line method over the lives of the patents. Unsuccessful patent costs are expensed when determined worthless. As of December 31, 1995, two of the Company's patents had issued in the U.S. and nine have issued in various foreign countries. Various other applications are still pending.

Net Loss per Share- Net loss per share is computed using the weighted average number of shares outstanding during the period. Stock options and warrants have not been included in the calculation since the inclusion of such shares would be anti-dilutive.

Statements of Cash Flows- The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents. Interest expense paid was $240,000 in 1995, $1,000 in 1994 and $0 in 1993.

Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Related Party Transactions

In connection with loans made to the Company by certain stockholders in 1984 and 1985, which loans were repaid in 1989, the former lenders received options to purchase 400,950 shares of the common stock of the Company, at prices ranging from $1.37 to $1.65 per share. During 1994, options to purchase 145,800 shares of common stock were exercised and options to purchase 72,900 shares of common stock expired. During 1995, options to purchase 80,750 shares of common stock were exercised and options to purchase 101,500 shares of common stock expired.

During 1994, the Company's stockholders approved the adoption of a stock option plan for outside directors. This plan replaced a plan previously adopted in 1991. As a result, the three outside members of the Board of Directors at that time were granted options, expiring in 2004 except if the individual is no longer a director, to purchase a total of 90,000 shares of the Company's common stock at $3.00 per share. During 1995, one outside director retired and his options totaling 30,000 shares were cancelled. New outside directors will automatically receive stock options for 30,000 shares of common stock upon their election to the Board of Directors at a price equal to the fair market value on the date of grant. At December 31, 1995, options representing 60,000 shares were outstanding of which 50,000 shares were exercisable; however, none have been exercised.

Notes payable - stockholders, totaling $1,905,000 at December 31, 1995, consist of notes to Warren P. Levy, Ronald S. Levy and Jay Levy, officers and directors of the Company, who in the aggregate own 17% of the Company's outstanding common stock, and a member of their family. These notes bear interest at the Merrill Lynch Margin Loan Rate (approximately 9% at December 31, 1995) and are collateralized by subordinated security interests in the Company's Fairfield plant and Boonton equipment. Notes for $1,255,000 were originally payable on demand. A note for $650,000 is due on February 10, 1997 and is classified as long-term. Under the terms of the $9.08 million Convertible Debentures (see Note
12), $1,250,000 of these loans is payable over time based upon the achievement of certain corporate benchmarks. Since management expects these benchmarks to be achieved during 1996, $1,250,000 of these loans has been classified as short-term as of December 31, 1995.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 1995 and 1994:
                                                   Estimated
                                                  Depreciable
                         1995        1994            Lives
                      ---------- ----------       -----------
Building and
  improvements         $1,373,975  $1,373,975    25 years
Leasehold improvements  8,437,674   7,890,989    Remaining Life of Lease
Manufacturing equipment 3,420,757   3,297,855    10 years
Laboratory equipment    2,332,272   2,302,264    5 years
Other equipment           466,523     466,523    10 years
Office equipment and
  furniture               179,574     151,038    5 years
                       ----------  ----------
                       16,210,775  15,482,644
Less accumulated
  depreciation and
  amortization          4,818,923   3,382,307
                       ----------  ----------
                       11,391,852  12,100,337
Land                      121,167     121,167
                       ----------  ----------
                      $11,513,019 $12,221,504
                       ==========  ==========

Depreciation and amortization expense on property, plant and equipment was $1,437,000, $531,000 and $236,000 in 1995, 1994 and 1993, respectively.

5.  Note Payable - Other

Represents a $3.3 million debt financing received in November and December 1995 from two unrelated third parties. A total of $2.2 million was used to pay off other short-term debt plus accrued interest. This note is secured by all of the Company's assets and accrues interest at the rate of 9.5% per annum. The note was due in February, 1996. However, on March 6, 1996 the note was exchanged for Senior Secured Convertible Debentures with interest at the rate of 9.5% per annum, secured by all of the Company's assets, maturing in 1998. The debentures are convertible into shares of the Company's common stock at a conversion rate of $1.15 per share, subject to certain reset provisions. As a result of the exchange, the $3.3 million note at December 31, 1995 has been classified as long-term.

6. Lease

The Company is obligated under a 10 year net-lease which began in February 1994 for its manufacturing facility located in Boonton, New Jersey. The Company has two 10-year renewal options as well as an option to purchase the facility. Total future minimum rentals under this noncancelable operating lease as of December 31, 1995 are as follows:


                                    YEAR                   RENT
                                    ----                   ----

                                    1996             $    185,323
                                    1997                  185,323
                                    1998                  185,323
                                    1999                  185,323
                                    2000                  185,323
                                    Thereafter            571,409
                                                          -------
                                                       $1,498,024
                                                       ==========
Total  rent  expense  for 1995,  1994 and 1993 was  $185,000,  $140,000  and $0,
respectively.

7. Stockholders' Equity

The Company has outstanding Class B Warrants which entitle the holder of each warrant to purchase one share of Common Stock for an adjusted price of $4.1694 per share on or before the extended due date of August 11, 1996. The Class B Warrants are subject to redemption by the Company if the closing bid price of the Common Stock, as reported by NASDAQ, average in excess of an adjusted price of $5.8372 per share for thirty consecutive business days.

In November and December 1994, the Company sold in two separate transactions, 1,135,000 shares of its Common Stock and received net proceeds of $2,200,000. During 1995, the Company sold an aggregate of 2.8 million shares of its Common Stock and received total net proceeds of $2.6 million. As a result of these sales and of prior transactions for which no adjustment was required, and pursuant to the requirements of the Class B Warrant Agreement, Unigene adjusted the exercise price of its Class B Warrants, as indicated above, to $4.1694 per share and adjusted the number of shares of Common Stock thereby exercisable for each Class B Warrant to 1.1992 shares of Common Stock. As a consequence of the adjustment of the price of the Class B Warrants, the Redemption Price of the Class B Warrants was adjusted to $0.0417 per Warrant and the market price of the Common Stock required to be exceeded in order for the Company to exercise its right of redemption was adjusted to $5.8372 per share.

In October 1994, the Company entered into a consulting agreement with Broad Capital Associates, Inc. ("Broad"). Broad's compensation for its services included the issuance of warrants, exercisable at $3.00 per share, for the purchase of 1,000,000 shares of Common Stock. During 1995, these warrants were sold by Broad to an unrelated third party. No proceeds were received by the Company in connection with this transaction. These warrants expire in April 1997.

In  connection  with the issuance of stock as  discussed  above and of debt (see
Note 5) during 1995, the Company issued an aggregate of 2,164,000 stock purchase warrants , expiring from 2000 to 2001, exercisable at prices ranging from $1.44 to $3.00 per share. The exercise prices of the warrants were at or above the fair market value of the common stock at their dates of issue; therefore no value was ascribed to the warrants at the time of their issuances.

8. Stock Option Plans

Under the Unigene Laboratories, Inc. 1984 Non-Qualified Stock Option Plan for Selected Employees (the "1984 Plan") 2,916,000 shares of Common Stock were reserved for issuance upon the exercise of options granted. Each option granted expires no later than the tenth anniversary of the date of its grant. The 1984 Plan terminated in November 1994, however 329,650 options previously granted continue to be exercisable under that plan.

During 1994 the Company's stockholders approved the adoption of the 1994 Employee Stock Option Plan (the "1994 Plan"). All employees of the Company are eligible to participate in the 1994 Plan, including executive officers and directors who are employees of the Company. The 1994 Plan is being administered by the Employee Stock Option Committee which selects the employees to be granted options, fixes the number of shares to be covered by the options granted and determines the exercise price and other terms and conditions of each option. During 1995, options for 582,750 shares of Common Stock were issued under the 1994 Plan. This total includes options for an aggregate of 538,750 shares of Common Stock which were issued pursuant to an employee "swap" agreement. Under the terms of this offer, employees were eligible to exchange higher priced stock options for new stock options having an exercise price of $1.625 per share, the fair market value at the date of the new agreements. Old options that were currently vested received new extended vesting periods, while certain other vesting periods were accelerated. A maximum of 1,500,000 shares of Common Stock is reserved for issuance under the 1994 Plan. Options granted under the 1994 Plan will continue in effect for a maximum of ten (10) years from the date granted. The purchase price of the shares issuable upon the exercise of each option cannot be less than the fair market value of the Common Stock at the time the option is granted. The 1994 Plan will terminate on June 16, 2004, unless earlier terminated.

Transactions under the plans are as follows:

                                       Option
                       Options          Price
                     Outstanding      Per Share
                     -----------     -----------
January 1, 1993        469,250       $1.00-$6.38
                     -----------     ------------
1993: Granted           11,000       $2.56-$4.13
      Cancelled        ( 9,000)
                     -----------     ------------
December 31, 1993      471,250       $1.00-$5.00
                     -----------     ------------
1994: Granted          447,350       $2.38-$3.25
      Cancelled        ( 9,750)
      Exercised        ( 9,450)      $1.19-$2.75
                     -----------     ------------
December 31, 1994      899,400       $1.00-$5.00
                     -----------     ------------
1995: Granted          582,750       $1.44-$2.69
      Cancelled       (590,750)
      Exercised        (12,000)      $1.50
                     -----------     ------------
December 31, 1995      879,400       $1.00-$3.00
                     -----------     ------------
As of December 31, 1995, options to purchase 891,250 shares were available for grant under the 1994 Plan and options for 690,167 shares were exercisable under the 1994 and 1984 plans.

During 1993, a consultant received options to purchase 5,000 shares of the Company's common stock at $4.56 per share, all of which options are currently exercisable. During 1995, the Company granted a stock option to a consultant to purchase 10,000 shares of the Company's common stock. The consultant is entitled to purchase an additional 50,000 shares of the Company's common stock if certain conditions are met. These options are exercisable at $1.44 per share. In addition, another consultant will receive 10,000 shares of the Company's common stock when certain conditions are met.

In addition, at December 31, 1995, there are 60,000 options outstanding and shares reserved under agreements referred to in note 3.

9. Income Taxes

As of December 31, 1995, the Company had available for income tax reporting purposes net operating loss carryforwards in the amount of approximately $34,000,000, expiring from 1996 through 2010, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, the Company has investment tax credits and research and development credits in the amounts of $69,000 and $1,594,000, respectively, which are available to reduce the amount of future federal income taxes.
These credits expire from 1996 through 2010.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes." Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of January 1, 1995 and 1994, under FASB 109, the Company had deferred tax assets of approximately $11,100,000 and $8,400,000, respectively, subject to valuation allowances of $11,100,000 and $8,400,000, respectively. The deferred tax assets were generated primarily as a result of the Company's net operating losses and tax credits generated. At December 31, 1995, the Company's deferred tax assets and valuation allowances each increased by approximately $4,000,000.

10. Employee Benefit Plan

The Company, in 1989, implemented a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code, as amended, up to a maximum for each employee of $9,240 for 1995.

11. Research Contract

In  September  1989,  the  Company  executed  a letter  of  intent  with  Berlex
Laboratories, Inc. ("Berlex"), a subsidiary of Schering A.G., Berlin, West Germany, to investigate novel peptide-based approaches in the treatment of certain cardiovascular disorders. The letter of intent provided for Berlex to obtain a license to proprietary technology already developed by Unigene and Berlex was to sponsor the collaborative research effort. If the research program proved to be successful, product development and marketing would be the responsibility of Berlex, while Unigene would retain a royalty on any resulting sales. Under the letter of intent, $270,800 and $362,500 were recognized as revenue during 1990 and 1989, respectively. The letter of intent was terminated in June 1990 and a final payment of $250,000 was received and included in Sales and Other Revenue in 1994. The Company has no further obligations under this letter of intent.

12. Subsequent Events

The Company has incurred annual operating losses since its inception and in 1994 completed construction of an $11,900,000 manufacturing facility. At December 31, 1995, the Company had a working capital deficiency of $2,800,000. In March 1996, the Company sold $9.08 million of 10% Convertible Debentures due in 1999 in a private placement and received net proceeds of approximately $8,200,000. The debentures are convertible into common stock for up to one-third of the principal amount on each of April 27,1996, May 27, 1996 and June 26, 1996. The debentures are convertible at the lower of $2.00 per share or 85% of the market price per share at the date of conversion. The Placement Agent in connection with the issuance of the debentures received a five-year warrant to purchase 454,000 shares of the Company's common stock at $2.10 per share.

From January through March 1996, the Company sold in private placements an aggregate of 371,000 shares of common stock receiving net proceeds of $370,000.

In March 1996, the Company exchanged its outstanding $3.3 million secured indebtedness with the holders thereof for $3.3 million in Senior Secured Convertible Debentures. The senior debentures mature on November 15, 1998, bear interest at the rate of 9.5% per annum and are secured by substantially all of the assets of the Company. In accordance with the terms on which the holders initially assumed the indebtedness in November 1995, the senior debentures are convertible into shares of the Company's common stock at a conversion rate of $1.15 per share, subject to certain reset provisions.

The Company is seeking to commercialize its calcitonin by producing and selling calcitonin from its manufacturing plant, by signing licensing/joint venture agreements with pharmaceutical companies and by developing a calcitonin pill. There can be no assurance that these goals will be achieved. Management believes that the Company requires additional funds through financing or license agreements to ensure continued operations. There is no assurance that sufficient funds will be obtained.

                                    PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item with respect to Directors is included in the section entitled "Election of Directors" on Pages 2 and 3 of the Registrant's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held on June 20, 1996 and is hereby incorporated by reference. Information concerning the Executive Officers of the Registrant is included in Item I of Part I above, in the section entitled "Executive Officers of the Registrant".

Item 11.  Executive Compensation.

     The information required by this item is included in the sections entitled "Compensation of Directors" and "Executive Compensation" on Pages 3 and 4 of the Registrant's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held on June 20, 1996 and is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is included in the sections entitled "Principal Stockholders" and "Security Ownership of Management" on Pages 1 and 2 of the Registrant's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held on June 20, 1996 and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item is included in the section entitled "Compensation of Directors" on Page 3 of the Registrant's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held on June 20, 1996 and is hereby incorporated by reference.

                               PART IV

Item 14. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K

     (a) (1) and (2).  Financial Statement Schedules.

          None.

     (b) Exhibits.
          See Index to Exhibits which appears on Pages 29 and 30.

     (c) Reports on Form 8-K:
     During the last fiscal quarter of 1995, the Registrant did not file any current reports on Form 8-K.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNIGENE LABORATORIES, INC.


March 28, 1996                         /s/ Warren P. Levy
                                   -----------------------------
                                   Warren P. Levy, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 28, 1996                         /s/ Warren P. Levy
                                   -----------------------------
                                   Warren P. Levy, President,
                                   Chief Executive Officer and
                                   Director


March 28, 1996                         /s/ Jay Levy
                                   -----------------------------
                                   Jay Levy, Treasurer,
                                   Chief Financial Officer, Chief
                                   Accounting Officer and Director


March 28, 1996                         /s/ Ronald S. Levy
                                   -----------------------------
                                   Ronald S. Levy, Secretary,
                                   Vice President and Director


March 28, 1996                         /s/ Robert G. Ruark
                                   -----------------------------
                                   Robert G. Ruark, Director


                                      /s/ George M. Weimer
March 28, 1996                     -----------------------------
                                   George M. Weimer, Director

                                INDEX TO EXHIBITS
                                -----------------


3.1(1)            Certificate of Incorporation and Amendments to July 1, 1986.

3.1.1(1) Amendments to Certificate of Incorporation filed July 29, 1986 and May 22, 1987.

3.2(1)            By-Laws.

4.1(1)            Amended Form of Unit Purchase Option.

4.1.1(1) Amended Proposed Form of Warrant Agreement, Specimen Class A Warrant and Specimen Class B Warrant.

4.2(1) Specimen Certificate for Common Stock, par value $.01 per share.

10.2(3)           Lease   agreement   between  the  Company  and  Fulton  Street
                  Associates, dated May 20, 1993.

10.6(1) Agreement between the Company and George M. Weimer dated February 10, 1984.

10.7 1994 Employee Stock Option Plan which is incorporated by refer- ence to the Company's Definitive Proxy Statement dated April 28, 1994, which is set forth as Appendix A to Exhibit 28 to the Company's Form 10-K for the year ended December 31, 1993.

10.8 1994 Outside Directors Stock Option Plan which is incorporated by reference to the Company's Definitive Proxy Statement dated April 28, 1994 which is set forth as Appendix B to Exhibit 28 to the Company's Form 10-K for the year ended December 31, 1993.

10.9(2) Mortgage and Security Agreement between the Company and Jean Levy dated February 10, 1995.

10.10(2) Loan and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated March 2, 1995.

10.11(1)          Non-Competition  Agreements  with Warren P. Levy and Ronald S.
                  Levy dated May 29, 1987.

10.14(4) Split Dollar Agreement dated September 30, 1992 between Unigene Laboratories, Inc. and Warren P. Levy.

10.15(4) Split Dollar Agreement dated September 30, 1992 between Unigene Laboratories, Inc. and Ronald S. Levy.

10.16(2) Loan and Security Agreement between the Company and Dejufra, Inc. dated March 15, 1995.

10.17 Consulting Agreement, dated October 25, 1994, between the Company and Broad Capital Associates, Inc. which is incorporated by reference as Exhibit 1 to the Company's Form 10Q for the period ended September 30, 1994.

10.18(2) Amendment to Loan Agreement and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated March 20, 1995.

10.19 Amended and Restated Securities Purchase Agreement dated March 6, 1996 by and among Olympus Securities, Ltd., Nelson Partners and Unigene Laboratories, Inc.

10.20             Regulation S Securities Subscription Agreement.

10.20.1 Registration Rights Agreement between the Company and Swartz Investments, LLC dated March 12, 1996.

10.21 Amendment to Loan and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated June 29, 1995.

10.22             Promissory  Note  between the Company and Jay Levy,  Warren P.
                  Levy and Ronald S. Levy dated June 29, 1995.

23                Independent Auditor's Consent

28(5)             Additional  Exhibit - Definitive  Proxy  Statement dated April
                  29, 1996.



(1) Incorporated by reference to the exhibit of same number to the Company's Registration Statement No. 33-6877 on Form S-1.

(2) Incorporated by reference to the exhibit of same number to the Company's Form 10-K for the year ended December 31, 1994.

(3) Incorporated by reference to the exhibit of same number to the Company's Form 10-K for the year ended December 31, 1993.

(4) Incorporated by reference to the exhibit of same number to the Company's Form 10-K for the year ended December 31, 1992.

(5)      Only  those  portions  of  these   exhibits   which  are   specifically
         incorporated by reference in this report shall be deemed to be "filed" herewith.