Form 10-K/A
period 1995-12-31
UNIGENE LABORATORIES INC
filed 1996-04-04
CIK 352747

FORM 10-K/A
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          Previously Filed For the Fiscal Year Ended December 31, 1995

                                on April 1, 1996

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

Item 6.  Selected Financial Data
(In thousands, except per share data)

Years Ended December 31          1995    1994    1993     1992     1991
- -----------------------        -------  -------  ------   ------  -------
Research and development
 contracts and licensing fees  $     8  $   258  $   12   $   10  $     2

Research and development
 expenses                     $ 6,876   $ 5,137  $ 3,357  $ 2,998 $ 2,486

Net loss                      $(9,435)  $(6,319) $(3,739) $(3,019)$(2,825)

Net loss per share            $  (.44)  $  (.32) $  (.19) $ ( .16)$  (.17)

At December 31
- --------------
Working capital (deficiency)  $(4,061)  $(1,907) $11,380  $16,936 $18,759


Total assets                  $13,332   $14,211  $15,665  $19,286 $20,898

Long-term debt                $ 3,955   $  --    $  --    $  --   $  --

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

12. Subsequent Events

The Company has incurred annual operating losses since its inception and in 1994 completed construction of an $11,900,000 manufacturing facility. At December 31, 1995, the Company had a working capital deficiency of $4,100,000. In March 1996, the Company sold $9.08 million of 10% Convertible Debentures due in 1999 in a private placement and received net proceeds of approximately $8,200,000. The debentures are convertible into common stock for up to one-third of the principal amount on each of April 27,1996, May 27, 1996 and June 26, 1996. The debentures are convertible at the lower of $2.00 per share or 85% of the market price per share at the date of conversion. The Placement Agent in connection with the issuance of the debentures received a five-year warrant to purchase 454,000 shares of the Company's common stock at $2.10 per share.

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