Form 10-K/A
period 1995-12-31
UNIGENE LABORATORIES INC
filed 1996-04-29
CIK 352747

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

     The Company's Common Stock began trading on August 12, 1987 in the over-the-counter market with the NASDAQ symbol UGNE. The Company's Class B Warrants began trading on May 28, 1991 in the over-the-counter market with the NASDAQ symbol UGNEZ. There were 607 Common Stockholders and 53 Class B Warrantholders of record as of February 28, 1996. The Company's Common Stock is listed on the NASDAQ National Market System. The prices below are as reported to the Company by the National Association of Securities Dealers, Inc.


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

                           UNIGENE LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 and 1993



1. Description of Business- Unigene Laboratories, Inc. (the "Company"), a health-care oriented biotechnology research company, was incorporated in the State of Delaware in 1980. The Company is in the process of changing its primary business from a research oriented business to a pharmaceutical production business. The Company has concentrated most of its efforts to date on one
product  -  calcitonin,  for  the  treatment  of  osteoporosis.   The  Company's
calcitonin product will require clinical trials, FDA approval as well as acceptance in the marketplace prior to commercialization. Although the Company believes its patents and patent applications are valid, the invalidation of its Alpha-Amidation Enzyme patent or the failure of certain of its pending
Alpha-Amidation Enzyme-related applications to issue as patents could have a material adverse effect upon its business. The Company competes with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Many of these competitors have substantially greater resources than does the Company.

The Company has incurred annual operating losses since its inception and, as a result, at December 31, 1995, had an accumulated deficit of $33,700,000 and a working capital deficiency at December 31, 1995 of $4,100,000. Cost of improvements, equipment and validation through December 31, 1995 total $11,900,000. In 1995, the Company borrowed $3,300,000 from two unrelated third parties (see Note 5). Although the Company sold convertible debentures in the principal amount of $9,080,000 in March 1996 (see Note 12) management believes that the Company requires additional funds through financing or licensing agreements to ensure continued operations. There is no assurance that sufficient funds will be obtained.

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
                                                          -------
                                                       $1,498,024
                                                       ==========
Total  rent  expense  for 1995,  1994 and 1993 was  $185,000,  $140,000  and $0,
respectively.

7. Stockholders' Equity

The Company has outstanding Class B Warrants which entitle the holder of each warrant to purchase one share of Common Stock for an adjusted price of $4.1694 per share on or before the extended due date of August 11, 1996. The Class B Warrants are subject to redemption by the Company if the closing bid price of the Common Stock, as reported by NASDAQ, averages in excess of an adjusted price of $5.8372 per share for thirty consecutive business days.

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

                                    PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth information with respect to the five nominees for election as directors:

                                                      Served
                                                   Continuously
Name                         Age                as Director Since
- ----                         ---                -----------------
Warren P. Levy (1)(2)         44                       1980
Ronald S. Levy (1)(3)         47                       1980
Jay Levy (1)(4)               72                       1980
Robert G. Ruark (5)           54                       1993
George M. Weimer (6)          77                       1984

(1) Dr. Warren P. Levy and Dr. Ronald S. Levy are brothers and are the sons of Mr. Jay Levy. Drs. Levy and Mr. Levy are the Company's only executive officers.

(2) Dr. Warren P. Levy, a founder of the Company, has served as President, Chief Executive Officer and Director of the Company since its formation in November 1980. Dr. Levy holds a Ph.D. in biochemistry and molecular biology from Northwestern University and a bachelor's degree in chemistry from the Massachusetts Institute of Technology.

(3) Dr. Ronald S. Levy, a founder of the Company, has served as Vice President and Director of the Company since its formation in November 1980 and as Secretary since May 1986. Dr. Levy holds a Ph.D. in bioinorganic chemistry from Pennsylvania State University and a bachelor's degree in chemistry from Rutgers University.

(4) Mr. Jay Levy, a founder of the Company, has served as Chairman of the Board of Directors and Treasurer of the Company since its formation in November 1980. Mr. Levy is a part time employee of the Company and devotes approximately 15% of his time to the Company. From 1985 through February 1991, he served as the principal financial advisor to the Estate of Nathan Cummings and its principal beneficiary, The Nathan Cummings Foundation, Inc., a large charitable foundation. For the seventeen years prior thereto, he performed similar services for the late Nathan Cummings, a noted industrialist and philanthropist.

(5) Mr. Robert G. Ruark has been an independent consultant since June 1993. Prior thereto, he had been employed by Merck and Co., Inc., an international pharmaceutical company, for 25 years in legal and administrative capacities. Mr. Ruark, an attorney, has extensive experience in international licensing and business development. When he retired in 1993, Mr. Ruark was Vice President of the Merck Human Health Division.

(6) Mr. George M. Weimer has been an independent general partner and director of Westford Technology Ventures L.P., a venture capital investment company, since May 1988. For more than 40 years prior thereto, Mr. Weimer worked in various administrative capacities for divisions and subsidiaries of Merck & Co., Inc. and E.R. Squibb & Sons, both of which are major international pharmaceutical companies. When he retired in 1984, Mr. Weimer was Senior Vice President-Administration for Merck Sharp & Dohme International Pharmaceuticals, Inc., a position he had held since 1981. Since 1984, he has served as a pharmaceutical consultant for the Company and, from time to time, for other corporations.

     Information concerning the Executive Officers of the Registrant is included in Item I of Part I above, in the section entitled "Executive Officers of the Registrant".

Item 11.  Executive Compensation.

REPORT OF THE BOARD OF DIRECTORS ON 1995 EXECUTIVE COMPENSATION

         The entire Board of Directors was responsible for determining the 1995 compensation of the three executive officers of the Company. This Report describes the policies and other considerations used by the Board in establishing such compensation.

         The Board has familiarized itself with various forms and types of remuneration from reports of other public corporations and their own business experience.

         The Board has determined that, because the Company was still in a research and preproduction phase in 1995, compensation for 1995 for executive officers could not be related primarily to the performance of the Company's stock or to the annual profit performance of the Company. A primary consideration for the compensation of an executive officer of the Company is his leadership effort in the development of proprietary products and processes, and in planning for future growth and profitability. Other significant factors considered by the Board of Directors in determining executive officers' compensation were salaries paid by other public companies in the health-care related biotechnology field to comparable officers, the duties and responsibilities of the executive officers in the past and as projected, their past performance and commitment to the Company, and incentives for future performance. The executive officers were also consulted with respect to their compensation and their plans for compensation for other personnel in order to coordinate all compensation policies of the Company.

         The Board of Directors determined that no bonuses or salary increases should be paid to executive officers in 1995, primarily on the basis of the Company's losses and the projected expenses and cash flow required for the development of the calcitonin pill and the validation of the Company's new plant.

         The Board also determined that no stock options be awarded to executive officers for 1995, at the request of such executive officers.

         The compensation for the Chief Executive Officer for 1995 was based on the same policies and considerations set forth above for executive officers generally.

                                                       Warren P. Levy
                                                       Ronald S. Levy
                                                       Jay Levy
                                                       Robert G. Ruark
                                                       George M. Weimer

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Executive compensation for 1995 was determined by the Board of Directors of the Company consisting of Messrs. Warren P. Levy, Ronald S. Levy, Jay Levy, Robert G. Ruark, and George M. Weimer.

     Three of the members of the five member Board of Directors, Warren P. Levy, Ronald S. Levy and Jay Levy, are executive officers of the Company. Jay is the father of Warren and Ronald Levy. The other directors were outside directors unrelated to the executive officers.

     During 1995, Warren P. Levy, Ronald S. Levy, and Jay Levy, officers and directors of the Company, and a member of their family loaned a total of $1,905,000 to the Company of which $1,850,000 is secured by liens on the Fairfield plant and equipment and the Boonton manufacturing equipment. The notes bear interest at the Merrill Lynch Margin Loan Rate (approximately 8.5% at April 17, 1996). During 1995, the Company borrowed $3,300,000 from unrelated third parties on a short-term basis secured by most of the assets of the Company. In connection with those loans, the members of the Levy family agreed to subordinate their security interests in the Fairfield plant and equipment and the equipment at the Boonton plant to secured lenders. In March 1996, the Company sold $9.08 million of 10% Convertible Debentures due in 1999 in a private placement to unrelated third parties. Under the terms of those Debentures, $1,250,000 of the Levy family loans is payable over time based upon the achievement of certain corporate benchmarks.


EXECUTIVE COMPENSATION

     The following table sets forth for the years 1993, 1994 and 1995 compensation paid or awarded to the Chief Executive Officer of the Company and to each other executive officer whose remuneration from the Company exceeded $100,000 during 1995 in all capacities in which they served:

                      SUMMARY COMPENSATION TABLE

                                                                                                        All Other
                                              Annual Compensation          Long Term Compensation      Compensation
                                        ------------------------------  ---------------------------    ------------
                                                                          Awards (1)        Payouts
                                                                        ------------------  -------
                                                                        Restricted
Name and                                                                Stock     Options/  LTIP
Principal Position                       Year   Salary   Bonus  Other   Award     SARs      Payouts(2)
- -------------------                     ------ -------- ------- ------  --------- --------  --------
Warren P. Levy,                          1995  $145,394  $-0    $ -0-   $ -0-     $ -0-     $ -0-       13,811(3)
 President, Chief                        1994   145,344   -0-     -0-     -0-       -0-       -0-       12,942(3)
 Executive Officer                       1993   145,514   -0-     -0-     -0-       -0-       -0-       14,436
 and Director


Dr. Ronald S. Levy,                      1995   140,829   -0-     -0-     -0-       -0-       -0-       16,616(3)
 Vice President and                      1994   140,716   -0-     -0-     -0-       -0-       -0-       13,914(3)
 Director                                1993   139,956   -0-     -0-     -0-       -0-       -0-       16,899

(1) Warren P. Levy and Ronald S. Levy have received no stock awards, options or SARs and do not own any restricted stock.

(2) Long Term Incentive Plans (LTIP).

(3) Represents premium on executive split-dollar life insurance.

     The Company has installed a split-dollar life insurance program in the amount of $1,000,000 on the lives of each of Dr. Warren P. Levy and Dr. Ronald
S. Levy. If all actuarial assumptions are correct, there will be no termination costs to the Company. Should there be a premature death, there may be a gain realized by the Company.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock against the cumulative total return of the NASDAQ Market Index and of a peer group index determined by Standard Industrial Classification (SIC) code.


              [GRAPHIC -- GRAPH PLOTTED TO POINTS IN CHART BELOW]

                     COMPARISON OF CUMULATIVE TOTAL RETURN
                  OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                              1990       1991      1992      1993      1994      1995
                              ----       ----      ----      ----      ----      ----
UNIGENE LABS INC              100       253.85    257.69    153.85    146.15     80.77
INDUSTRY INDEX                100       233.02    192.66    159.93    107.34    208.38
BROAD MARKET                  100       128.38    129.64    155.50    163.26    211.77

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL STOCKHOLDERS

     As of April 22, 1996, the following were the only beneficial owners of the Company's voting securities known to hold more than 5 percent of the outstanding shares of Common Stock. The Company has no other class of voting securities outstanding.

Name and Address of          Amount of Beneficial     Percentage of
  Beneficial Owner               Ownership          Outstanding Shares
- ---------------------       ---------------------   -------------------
Warren P. Levy (1)                 1,711,700                 7.1%
110 Little Falls Road
Fairfield, NJ  07004

Ronald S. Levy (1)                 1,726,700                 7.1%
110 Little Falls Road
Fairfield, NJ  07004

Citadel Investment
 Management, L.P.(2)               3,094,565                11.3%
225 West Washington, Suite 900
Chicago, IL  60606

(1) Dr. Warren P. Levy and Dr. Ronald S. Levy, together with their father, Mr. Jay Levy whose shares are set forth in the next table, beneficially own 4,078,350 shares of the Company's Common Stock including shares owned by a trust in which they have pecuniary interests, or 17% of the outstanding shares. See also footnotes 1 and 2 to the next table.

(2) Consists of 9.5% Convertible Senior Secured Debentures in the principal amount of $3,300,000 which are convertible immediately into 2,869,565 shares of the Company's Common Stock as well as warrants to purchase 225,000 shares of the Company's Common Stock which are exercisable immediately.

SECURITY OWNERSHIP OF MANAGEMENT

     On April 22, 1996, the directors listed below and all officers and directors as a group beneficially owned the following equity securities of the Company, including options to purchase shares of Common Stock of the Company.

                                       Common Stock of the Company
                                   -----------------------------------
   Name of                         Amount and Nature of     Percent of
Beneficial Owner                   Beneficial Ownership(1)    Class
- ----------------                   -----------------------  ----------
Warren P. Levy                         1,711,700 (2)           7.1%
Ronald S. Levy                         1,726,700 (2)           7.1%
Jay Levy                                 439,950 (2)           1.8%
Robert G. Ruark                           20,000 (3)           0.1%
George M. Weimer                          30,000 (4)           0.1%
Officers and Directors
  as a Group (5 persons)               3,928,350 (2)(5)       16.2%

(1) Unless otherwise noted, all officers, directors and principal stockholders have sole voting and investment power with respect to securities beneficially owned by them.

(2) In addition, 200,000 shares of Common Stock, representing approximately 1% of the total outstanding, is held by a trust. Jay Levy and members of his immediate family, including his two sons, Warren P. Levy and Ronald S. Levy, have pecuniary interests in the trust. As a result, each of such persons may be deemed to be the beneficial owner of shares held by the trust. Warren P. Levy, his wife and Ronald S. Levy are co-trustees of the trust.

(3) Consists solely of shares of Common Stock which Mr. Ruark has the right to acquire pursuant to stock options which are exercisable immediately.

(4) Consists solely of shares of Common Stock which Mr. Weimer has the right to acquire pursuant to stock options which are exercisable immediately.

(5) Includes an aggregate of 50,000 shares of Common Stock which such persons have the right to acquire pursuant to stock options which are exercisable immediately.

Item 13. Certain Relationships and Related Transactions.

     Information concerning the Executive Officers of the Registrant is included in Item 11 of Part III above, in the section entitled "Compensation Committee Interlocks and Insider Participation".

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