Form 10-Q
period 1996-03-31
UNIGENE LABORATORIES INC
filed 1996-05-15
CIK 352747

FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________  to_____________

For Quarter Ended ___________  Commission file number  0-16005

                           Unigene Laboratories, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                         22-2328609
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

110 Little Falls Road, Fairfield, New Jersey        07004
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

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value--24,554,093 shares as of May 1, 1996

                                INDEX

                      UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-March 31, 1996 and December 31, 1995

Condensed statements of operations-Three months ended
    March 31, 1996 and 1995

Condensed statements of cash flows-
    Three months ended March 31, 1996 and 1995

Notes to condensed financial statements-
    March 31, 1996

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations


PART II. OTHER INFORMATION


SIGNATURES

PART I. FINANCIAL INFORMATION

                           UNIGENE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS

                                                    March 31       December 31
                                                      1996            1995
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...................   $  5,709,073    $    258,627
   Accounts receivable .........................        300,000            --
   Prepaid expenses and other
      current assets ...........................        522,352         434,159
                                                   ------------    ------------
        Total current assets ...................      6,531,425         692,786

Property, plant and equipment-net
   of accumulated depreciation and
   amortization ................................     11,167,920      11,513,019
Patents and other assets .......................      1,162,094       1,125,828
Unamortized debt issue costs ...................        943,000            --
                                                   ------------    ------------
                                                   $ 19,804,439    $ 13,331,633
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................   $  1,894,022    $  2,859,264
   Accrued expenses ............................        626,354         644,663
   Notes payable - stockholders ................      1,250,000       1,250,000
                                                   ------------    ------------
         Total current liabilities .............      3,770,376       4,753,927

   Note payable - stockholders .................        655,000         655,000
   Note payable - other ........................           --         3,300,000
   9.5% convertible debentures .................      3,300,000            --
   10% convertible debentures ..................      9,080,000            --

Stockholders' equity:
   Common stock-par value $.01 per share;
      authorized 48,000,000 shares, issued
      and outstanding 24,206,261 shares in
      1996 and 23,813,171 shares in 1995 .......        242,063         238,132
   Additional paid-in capital ..................     38,430,633      38,110,512
   Accumulated deficit .........................    (35,672,602)    (33,724,907)
   Less: Treasury stock, at cost,
      7,290 shares .............................         (1,031)         (1,031)
                                                   ------------    ------------
        Total stockholders' equity .............      2,999,063       4,622,706
                                                   ------------    ------------
                                                   $ 19,804,439    $ 13,331,633
                                                   ============    ============
See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended
                                                          March 31
                                              ---------------------------------
                                                  1996                 1995
                                              ------------         ------------
Licensing and
   other revenue .....................        $    305,181         $      5,142
                                              ------------         ------------
Operating expenses:
   Research and
      development ....................           1,765,446            1,698,763
   General and
      administrative .................             391,180              479,846
                                              ------------         ------------
                                                 2,156,626            2,178,609
                                              ------------         ------------
   Operating loss ....................          (1,851,445)          (2,173,467)
                                              ------------         ------------

Other income (expense):
   Interest/other income .............              78,338                2,758
   Interest expense ..................            (174,589)             (16,673)
                                              ------------         ------------
                                                   (96,251)             (13,915)
                                              ------------         ------------

Net loss .............................        $ (1,947,696)        $ (2,187,382)
                                              ============         ============

Net loss per share ...................        $       (.08)        $       (.10)
                                              ============         ============

Weighted average number
 of shares outstanding ...............          23,850,944           20,984,945
                                              ============         ============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         1996           1995
                                                     -----------    -----------
Cash from operations .............................   $(2,955,029)   $(2,211,307)
                                                     -----------    -----------

Investing activities:

   Construction of leasehold improvements ........          --         (282,972)
   Purchase of equipment and furniture ...........       (16,901)       (98,731)
   Increase in patents and other assets ..........       (38,676)       (13,303)
                                                     -----------    -----------
                                                         (55,577)      (395,006)
                                                     -----------    -----------

Financing activities:

   Sales of stock, net of related expenses .......       300,440           --
   Proceeds from issuance of convertible
          debentures, net of related expenses ....     8,137,000           --
   Proceeds from issuance of notes
          payable ................................          --        1,950,000

   Exercise of stock options .....................        23,612        132,922
   Other .........................................          --          (52,867)
                                                     -----------    -----------
                                                       8,461,052      2,030,055
                                                     -----------    -----------
Net increase (decrease) in cash and
  cash equivalents ...............................     5,450,446       (576,258)

Cash and cash equivalents at
   beginning of year .............................       258,627        592,011
                                                     -----------    -----------
Cash and cash equivalents at
   end of period .................................   $ 5,709,073    $    15,753
                                                     ===========    ===========

Supplemental cash flow information:
   Exchange of note payable for
   9.5% convertible debentures ...................   $ 3,300,000
                                                     ===========

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - DEBT FINANCING

In March 1996 the Company completed a private placement of $9.08 million of 10% Convertible Debentures. The Company received net proceeds of approximately $8.1 million as a result of this placement. These debentures mature March 4, 1999. The debentures are convertible into common stock for up to one-third of the principal amount on or after each of April 27, 1996, May 27, 1996 and June 26, 1996. The debentures are convertible at the lower of $2.00 per share or 85% of the average market price per share of the Company's common stock during the ten days preceding the date of conversion. As of May 7, 1996, $833,000 of principal amount of these debentures, plus accrued interest, has been converted into approximately 423,000 shares of common stock.

Also in March 1996, secured indebtedness of $3,300,000 was exchanged for 9.5% Senior Secured Convertible Debentures in the principal amount of $3,300,000. These debentures mature November 15, 1998, are secured by substantially all of the Company's assets, and are convertible into shares of the Company's common stock at a conversion rate of $1.15 per share, subject to certain reset provisions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating revenues for the first quarter of 1996 include $300,000 from the Company's joint venture in China. Other operating revenues are from hormone and enzyme sales which were $5,000 for the three months ended March 31, 1996 and 1995.

Research and development, the Company's largest expense, increased 4% from $1,699,000 to $1,765,000 for the three months ended March 31, 1996 as compared to the same period in 1995. The increase was related to the Company's clinical trials, as well as to the sponsorship of collaborative research programs.

General and administrative expenses decreased 19% from $480,000 to $391,000, for the three months ended March 31, 1996, as compared to the same period in 1995. The decrease was primarily due to a reduction in expenses related to the Company's financing activities.

Interest and other income increased $76,000 for the three months ended March 31, 1996, as compared to the same period in 1995. The increase was due to gains on settlement of debt as well as to increased interest income due to the Company's financings which provided additional funds to be invested.

Interest expense increased $158,000 for the three months ended March 31, 1996, as compared to the same period in 1995. This was due to the increased borrowing by the Company in 1996.

As a result of increased operating and other revenue, as well as decreased operating expenses, partially offset by increased interest expense, net loss decreased $240,000 or 11% for the three months ended March 31, 1996, from the corresponding period in 1995.

As of December 31, 1995, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $34,000,000, expiring from 1996 through 2010, which are available to reduce future earnings which would otherwise be subject to federal income taxes. For the three months ending March 31, 1996, the Company had additional losses of approximately $1,900,000. In addition, the Company has investment tax credits and research and development credits in the amounts of $69,000 and $1,594,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1996 through 2010.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of January 1, 1996, under FASB 109, the Company had deferred tax assets of approximately $15,100,000, subject to a valuation allowance of $15,100,000. The deferred tax assets were generated primarily as a result of the Company's net operating losses and tax credits generated. For the three month period ended March 31, 1996, the Company's deferred tax assets and valuation allowances each increased by approximately $800,000.

LIQUIDITY AND CAPITAL RESOURCES

During  1994,  the Company  completed  construction  of its  peptide  production facility in Boonton, New Jersey. The facility was constructed in a shell building that is being leased under a ten year net lease which began in February 1994. The Company has two ten year renewal options as well as an option to purchase the facility. The total cost of leasehold improvements and process equipment for this facility, including validation costs associated with the facility's construction, is approximately $11.9 million. The Company is undertaking steps to secure the validation of the facility by the U.S. Food and Drug Administration to allow Unigene to provide its calcitonin for human use.

In March 1996 the Company completed a private placement of $9.08 million of 10% Convertible Debentures. The Company received net proceeds of approximately $8.1 million as a result of this placement. These debentures mature March 4, 1999. The debentures are convertible into common stock for up to one-third of the principal amount on or after each of April 27, 1996, May 27, 1996 and June 26, 1996. The debentures are convertible at the lower of $2.00 per share or 85% of the average market price per share of the Company's common stock during the ten days preceding the date of conversion. The Placement Agent in connection with the issuance of the debentures received a five-year warrant to purchase 454,000 shares of the Company's common stock at $2.10 per share.

Also in March 1996, secured indebtedness of $3,300,000 was exchanged for 9.5% Senior Secured Convertible Debentures in the principal amount of $3,300,000. These debentures mature November 15, 1998, are secured by substantially all of the Company's assets, and are convertible into shares of the Company's common stock at a conversion rate of $1.15 per share, subject to certain reset provisions.

The Company, at March 31, 1996, had cash and cash equivalents of $5,709,000, an increase of $5,450,000 from December 31, 1995.

The Company's ability to generate additional cash from operations depends primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, completion of plant validation, receiving regulatory approval for its products, and marketing hormones and enzyme products. The Company has one joint venture agreement in effect, which contributed $300,000 to 1996 revenues. However, there can be no assurance that any additional revenues will be recognized under this agreement.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - none.

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNIGENE LABORATORIES, INC.
                                   -----------------------------
                                   (Registrant)


                                   /s/ Warren P. Levy
May 10, 1996                       -----------------------------
                                   Warren P. Levy, President
                                   (Chief Executive Officer)


                                   /s/ Jay Levy
May 10, 1996                       -----------------------------
                                   Jay Levy, Treasurer
                                   (Chief Financial Officer and
                                   Chief Accounting Officer)