Form 10-Q
period 1996-06-30
UNIGENE LABORATORIES INC
filed 1996-08-12
CIK 352747

FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               --------------

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value--27,760,685 shares as of August 1, 1996

                                INDEX

                      UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-June 30, 1996 and December 31, 1995

Condensed  statements of  operations-Three  months ended
    June 30, 1996 and 1995; Six months ended June 30,
    1996 and 1995

Condensed statements of cash flows-
    Six months ended June 30, 1996 and 1995

Notes to condensed financial statements-
    June 30, 1996

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations


PART II. OTHER INFORMATION


SIGNATURES

PART I. FINANCIAL INFORMATION

                           UNIGENE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS

                                              June 30,              December 31,
                                                1996                    1995
                                            ------------           ------------
                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ............   $  2,480,879           $    258,627
   Accounts receivable ..................        300,000                   --
   Prepaid expenses and other
      current assets ....................        947,588                434,159
                                            ------------           ------------
        Total current assets ............      3,728,467                692,786

Property, plant and equipment-net
   of accumulated depreciation and
   amortization .........................     10,909,193             11,513,019
Patents and other assets ................      1,176,831              1,125,828
Unamortized debt issue costs ............        443,000                   --
                                            ------------           ------------
                                            $ 16,257,491           $ 13,331,633
                                            ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................   $  1,099,925           $  2,859,264
   Accrued expenses .....................        720,446                644,663
   Notes payable - stockholders .........      1,190,000              1,250,000
                                            ------------           ------------
         Total current liabilities ......      3,010,371              4,753,927

   Note payable - stockholders ..........        655,000                655,000
   Note payable - other .................           --                3,300,000
   9.5% convertible debentures ..........      3,300,000                   --
   10% convertible debentures ...........      4,090,000                   --

Stockholders' equity:
   Common stock-par value $.01 per share;
     authorized 48,000,000 shares, issued
     and outstanding 26,861,420 shares in
     1996 and 23,813,171 shares in 1995 .        268,614                238,132
   Additional paid-in capital ...........     43,137,649             38,110,512
   Accumulated deficit ..................    (38,203,112)           (33,724,907)
   Less: Treasury stock, at cost,
      7,290 shares ......................         (1,031)                (1,031)
                                            ------------           ------------
        Total stockholders' equity ......      5,202,120              4,622,706
                                            ------------           ------------
                                            $ 16,257,491           $ 13,331,633
                                            ============           ============

See notes to condensed financial statements.

                                        UNIGENE LABORATORIES, INC.
                                    CONDENSED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                              Three Months Ended                          Six Months Ended
                                                                   June 30                                    June 30
                                                     ----------------------------------          ----------------------------------
                                                          1996                   1995                 1996                  1995
                                                     ------------          ------------          ------------          ------------
Licensing and
   other revenue ...........................         $        628          $        464          $    305,809          $      5,606
                                                     ------------          ------------          ------------          ------------
 Operating expenses:
   Research and
      development ..........................            1,785,509             1,743,910             3,550,955             3,442,673
   General and
      administrative .......................              518,030               615,423               909,210             1 095,269
                                                     ------------          ------------          ------------          ------------
                                                        2,303,539             2,359,333             4,460,165             4,537,942
                                                     ------------          ------------          ------------          ------------
     Operating loss ........................           (2,302,911)           (2,358,869)           (4,154,356)           (4,532,336)
                                                     ------------          ------------          ------------          ------------
Other income (expense):
   Interest/other income ...................               58,454                   762               136,792                 3,520
   Interest expense ........................             (286,053)              (77,330)             (460,642)              (94,003)
                                                     ------------          ------------          ------------          ------------
                                                         (227,599)              (76,568)             (323,850)              (90,483)
                                                     ------------          ------------          ------------          ------------
Net loss ...................................         $ (2,530,510)         $ (2,435,437)         $ (4,478,206)         $ (4,622,819)
                                                     ============          ============          ============          ============

Net loss per share .........................         $       (.10)         $       (.12)         $       (.18)         $       (.22)
                                                     ============          ============          ============          ============

Weighted average number
 of shares outstanding .....................           25,190,637            20,993,969            24,520,790            20,989,482
                                                     ============          ============          ============          ============

See notes to condensed financial statements.

                      UNIGENE LABORATORIES, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                        1996            1995
                                                     -----------    -----------
Cash used for operations .........................   $(6,125,813)   $(3,781,759)
                                                     -----------    -----------

Investing activities:

   Construction of leasehold improvements ........          --         (335,071)
   Purchase of equipment and furniture ...........      (125,574)      (129,161)
   Increase in patents and other assets ..........       (55,833)       (39,230)
                                                     -----------    -----------
                                                        (181,407)      (503,462)
                                                     -----------    -----------

Financing activities:

   Sales of stock, net of related expenses .......       300,440           --
   Proceeds from issuance of convertible
          debentures, net of related expenses ....     8,137,000           --
   Proceeds from issuance of notes
          payable ................................          --        3,605,000
   Repayment of debt .............................       (60,000)          --
   Exercise of stock options .....................       152,032        150,922
   Other .........................................          --          (52,867)
                                                     -----------    -----------
                                                       8,529,472      3,703,055
                                                     -----------    -----------
Net increase (decrease) in cash and
  cash equivalents ...............................     2,222,252       (582,166)

Cash and cash equivalents at
   beginning of year .............................       258,627        592,011
                                                     -----------    -----------
Cash and cash equivalents at
   end of period .................................   $ 2,480,879    $     9,845
                                                     ===========    ===========
Supplemental cash flow information:
   Exchange of note payable for
   9.5% convertible debentures ...................   $ 3,300,000
                                                     ===========
   Conversion of 10% convertible
   debentures into common stock ..................   $ 4,990,000
                                                     ===========

See notes to condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - DEBT FINANCING

In March 1996 the Company completed a private placement of $9.08 million of 10% Convertible Debentures. The Company received net proceeds of approximately $8.1 million as a result of this placement. These debentures mature March 4, 1999. The debentures are convertible into common stock at the lower of $2.00 per share or 85% of the average market price per share of the Company's common stock during the ten days preceding the date of conversion. Through June 30, 1996, $4,990,000 of principal amount of these debentures, plus accrued interest, had been converted into approximately 2,553,000 shares of common stock. As of August 1, 1996, $6,270,000 of principal amount of these debentures, plus accrued interest, has been converted into approximately 3,227,000 shares of common stock.

Also in March 1996, secured indebtedness of $3,300,000 was exchanged for 9.5% Senior Secured Convertible Debentures in the principal amount of $3,300,000. These debentures mature November 15, 1998, are secured by substantially all of the Company's assets, and are convertible into shares of the Company's common stock at a conversion rate of $1.15 per share, subject to certain reset provisions.

NOTE C - CLASS B WARRANTS

The Company extended the expiration date of its Class B Warrants by 30 days to September 10, 1996. Each Class B Warrant is currently exercisable at $3.504 for
1.4269 shares of Common Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating revenues for the first half of 1996 include $300,000 from the Company's joint venture partner in China. Other operating revenues are from hormone and enzyme sales which were $6,000 for each of the six months ended June 30, 1996 and 1995.

Research and development, the Company's largest expense, increased 2% from $1,744,000 to $1,786,000 and 3% from $3,443,000 to $3,551,000 for the three months and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The increases were primarily related to the Company's oral clinical trials, expenses incurred in preparation for its injectable clinical trials, as well as to the sponsorship of collaborative research programs.

General and administrative expenses decreased 16% from $615,000 to $518,000, and 17% from $1,095,000 to $909,000 for the three months and six months ended June 30, 1996, as compared to the same periods in 1995. The decreases were primarily due to a reduction in expenses related to the Company's financing activities.

Interest and other income increased $58,000 and $133,000 for the three months and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The increases were due to increased interest income from the Company's receipt of proceeds of financings which provided additional funds to be invested, as well as gains on settlement of debt.

Interest expense increased $209,000 and $367,000 for the three months and six months ended June 30, 1996, as compared to the same periods in 1995. This was due to increased borrowings by the Company.

As a result of increased interest expense, partially offset by increased interest income and decreased operating expenses, net loss increased $95,000 or 4% for the three months ended June 30, 1996, from the corresponding period in 1995. As a result of increased operating and other revenue, as well as decreased operating expenses, partially offset by increased interest expense, net loss decreased $145,000 or 3% for the three months ended June 30, 1996, from the corresponding period in 1995.

As of December 31, 1995, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $34,000,000, expiring from 1996 through 2010, which are available to reduce future earnings which would otherwise be subject to federal income taxes. For the six months ending June 30, 1996, the Company had additional losses of approximately $4,480,000. In addition, the Company has investment tax credits and research and development credits in the amounts of $69,000 and $1,594,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1996 through 2010.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of January 1, 1996, under FASB 109, the Company had deferred tax assets of approximately $15,100,000, subject to a valuation allowance of $15,100,000. The deferred tax assets were generated primarily as a result of the Company's net operating losses and tax credits generated. For the six month period ended June 30, 1996, the Company's deferred tax assets and valuation allowances each increased by approximately $1,800,000.

LIQUIDITY AND CAPITAL RESOURCES

During 1994, the Company completed construction of its peptide production facility in Boonton, New Jersey. The facility was constructed in a shell building that is being leased under a ten year net lease which began in February 1994. The Company has two ten year renewal options as well as an option to purchase the facility. The total cost of leasehold improvements and process equipment for this facility, including validation costs associated with the facility's construction, is approximately $11.9 million. The facility is producing calcitonin in accordance with current Good Manufacturing Practice ("cGMP") regulations.

In March 1996 the Company completed a private placement of $9.08 million of 10% Convertible Debentures. The Company received net proceeds of approximately $8.1 million as a result of this placement. These debentures mature March 4, 1999. The debentures are convertible into common stock at the lower of $2.00 per share or 85% of the average market price per share of the Company's common stock during the ten days preceding the date of conversion. The Placement Agent in connection with the issuance of the debentures received a five-year warrant to purchase 454,000 shares of the Company's common stock at $2.10 per share.

Also in March 1996, secured indebtedness of $3,300,000 was exchanged for 9.5% Senior Secured Convertible Debentures in the principal amount of $3,300,000. These debentures mature November 15, 1998, are secured by substantially all of the Company's assets, and are convertible into shares of the Company's common stock at a conversion rate of $1.15 per share, subject to certain reset provisions.

The Company, at June 30, 1996, had cash and cash equivalents of $2,481,000, an increase of $2,222,000 from December 31, 1995.

The Company's ability to generate additional cash from operations depends primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, receiving regulatory approval for its products, and marketing hormones and enzyme products. The Company has one joint venture agreement in effect, which contributed $300,000 to 1996 revenues. However, there can be no assurance that any additional revenues will be recognized under this agreement.

The Company requires additional working capital to continue its operations. Management believes that the Company has sufficient cash through at least the third quarter of 1996. The Company requires additional funds through financing or licensing agreements to ensure continued operations. There is no assurance that sufficient funds will be obtained.

PART II.  OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security-Holders

                  (a) The matters described under item 4(c) below were submitted to a vote of security-holders, through the solicitation of proxies pursuant to Regulation 14 under the Securities Exchange Act, at the Annual Meeting of Stockholders held on 1996 (the "Annual Meeting").

                  (b) Not applicable.


                  (c) The  following  describes  the  matters  voted upon at the
            Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes):

                      (i)  Election of directors:

             Nominee                            For                    Withheld
             -------                            ---                    --------

             Jay Levy                       22,133,527                  143,269
             Ronald S. Levy                 22,133,527                  143,269
             Warren P. Levy                 22,133,527                  143,269
             Robert G. Ruark                22,133,527                  143,269
             George M. Weimer               22,132,527                  144,269

                      (ii) Proposal to ratify the sale of the 10% Convertible
                           Debentures:

                For                        Against                   Abstain
                ---                        -------                   -------

             12,252,595                     183,957                   224,880

                           There were 9,615,364 broker non-votes with reference to this item.

                           (iii) Proposal to ratify the appointment of KPMG Peat Marwick LLP as auditors of the Company for 1996:


               For                        Against                   Abstain
               ---                        -------                   -------

             22,106,301                     74,625                    95,870

                  (d) Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - none.

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNIGENE LABORATORIES, INC.
                                   -----------------------------
                                   (Registrant)


                                   /s/ Warren P. Levy
August 12, 1996                    -----------------------------
                                   Warren P. Levy, President
                                   (Chief Executive Officer)


                                   /s/ Jay Levy
August 12, 1996                    -----------------------------
                                   Jay Levy, Treasurer
                                   (Chief Financial Officer and
                                    Chief Accounting Officer)