Form 10-Q
period 1996-09-30
UNIGENE LABORATORIES INC
filed 1996-11-18
CIK 352747

FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

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

Common Stock, $.01 Par Value--35,197,134 shares as of November 1, 1996

                                      INDEX

                           UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed balance sheets-September 30, 1996 and December 31, 1995

         Condensed statements of operations-Three months ended September 30,1996 and 1995; Nine months ended September 30, 1996 and 1995

         Condensed statements of cash flows- Nine months ended September 30, 1996 and 1995

         Notes to condensed financial statements- September 30, 1996

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART II. OTHER INFORMATION


SIGNATURES

                         PART I. FINANCIAL INFORMATION

                                                     UNIGENE LABORATORIES, INC.
                                                      CONDENSED BALANCE SHEETS

                                              September 30                December 31
                                                  1996                        1995
                                             ------------                ------------
                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .............   $    489,537                $    258,627
   Accounts receivable ...................        100,954                        --
   Prepaid expenses and other
      current assets .....................      1,048,214                     434,159
                                             ------------                ------------
        Total current assets .............      1,638,705                     692,786

Property, plant and equipment-net
   of accumulated depreciation and
   amortization ..........................     10,643,923                  11,513,019
Patents and other assets .................      1,229,094                   1,125,828
Unamortized debt issue costs .............        166,000                        --
                                             ------------                ------------
                                             $ 13,677,722                $ 13,331,633
                                             ============                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................   $  1,202,859                $  2,859,264
   Accrued expenses ......................        674,020                     644,663
   Notes payable - stockholders ..........      1,190,000                   1,250,000
                                             ------------                ------------
         Total current liabilities .......      3,066,879                   4,753,927

   Notes payable - stockholders ..........        655,000                     655,000
   Note payable - other ..................           --                     3,300,000
   9.5% convertible debentures ...........      2,350,000                        --
   10% convertible debentures ............      1,450,000                        --

Stockholders' equity:
   Common stock-par value $.01 per share;
      authorized 48,000,000 shares, issued
      and outstanding 29,534,340 shares in
      1996 and 23,813,171 shares in 1995 .        295,343                     238,132
   Additional paid-in capital ............     47,021,741                  38,110,512
   Accumulated deficit ...................    (41,160,210)                (33,724,907)
   Less: Treasury stock, at cost,
      7,290 shares .......................         (1,031)                     (1,031)
                                             ------------                ------------
        Total stockholders' equity .......      6,155,843                   4,622,706
                                             ------------                ------------
                                             $ 13,677,722                $ 13,331,633
                                             ============                ============
See notes to condensed financial statements.

                                                     UNIGENE LABORATORIES, INC.
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                Three Months Ended                          Nine Months Ended
                                                                  September 30                                September 30
                                                     ----------------------------------          ----------------------------------
                                                          1996                  1995                  1996                  1995
                                                     ------------          -------------         ------------          -------------
Licensing and
  other revenue ............................         $      1,719          $        468          $    307,528          $      6,074
                                                     ------------          ------------          ------------          ------------
Operating expenses:
   Research and
     development ...........................            2,285,977             1,771,791             5,836,932             5,214,464
   General and
     administrative ........................              531,172               574,134             1,440,382             1,669,403
                                                     ------------          ------------          ------------          ------------
                                                        2,817,149             2,345,925             7,277,314             6,883,867
                                                     ------------          ------------          ------------          ------------
   Operating loss ..........................           (2,815,430)           (2,345,457)           (6,969,786)           (6,877,793)
                                                     ------------          ------------          ------------          ------------
Other income (expense):
   Interest/other income ...................               24,461                10,463               161,253                13,983
   Interest expense ........................             (166,129)             (164,735)             (626,771)             (258,738)
                                                     ------------          ------------          ------------          ------------
                                                         (141,668)             (154,272)             (465,518)             (244,755)
                                                     ------------          ------------          ------------          ------------
Net loss ...................................         $ (2,957,098)         $ (2,499,729)         $ (7,435,304)         $ (7,122,548)
                                                     ============          ============          ============          ============

Net loss per share .........................         $       (.11)         $       (.12)         $       (.29)         $       (.34)
                                                     ============          ============          ============          ============

Weighted average
 number  of shares
 outstanding                                           28,127,903            21,507,522            25,732,668            21,164,060
                                                     ============          ============          ============          ============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                        1996            1995
                                                    -----------     ------------
Cash used for operations........................    $(8,435,855)    $(5,818,375)
                                                    -----------     -----------
Investing activities:
Construction of leasehold improvements .........         (2,950)       (379,834)
Purchase of property, plant & equipment ........       (228,954)       (146,616)
Increase in patents and other assets ...........           (506)        (92,562)
                                                    -----------     -----------
                                                       (342,410)       (619,012)
                                                    -----------     -----------
Financing activities:
   Sales of stock, net of related expenses .....        300,440       1,954,334
   Proceeds from issuance of 10% convertible
     debentures, net of related expenses .......      8,137,000            --
   Proceeds from issuance of notes payable .....           --         3,755,000
   Repayment of debt ...........................        (60,000)           --
   Exercise of stock options and warrants ......        631,735         150,922
                                                    -----------     -----------
                                                      9,009,175       5,860,256
                                                    -----------     -----------
Net increase (decrease) in cash and
  cash equivalents .............................        230,910        (577,131)
Cash and cash equivalents at
   beginning of year ...........................        258,627         592,011
                                                    -----------     -----------
Cash and cash equivalents at
   end of period ...............................    $   489,537     $    14,880
                                                    ===========     ===========
Supplemental cash flow information:
   Exchange of note payable for
   9.5% convertible debentures .................    $ 3,300,000
                                                    ===========
   Conversion of 10% convertible
   debentures into common stock ................    $ 7,630,000
                                                    ===========
   Conversion of 9.5% convertible
   debentures into common stock ................    $   950,000
                                                    ===========
See notes to condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - DEBT FINANCING

In March 1996, the Company completed a private placement of $9.08 million of 10% Convertible Debentures. The Company received net proceeds of approximately $8.1 million as a result of this placement. These debentures mature March 4, 1999. The debentures are convertible into Common Stock at a conversion rate equal to the lower of $2.00 per share or 85% of the average market price per share of Common Stock during the ten days preceding the date of conversion. Through September 30, 1996, $7,630,000 of principal amount of these debentures, plus accrued interest, had been converted into approximately 4,058,000 shares of Common Stock. As of November 1, 1996, $8,230,000 of principal amount of these debentures, plus accrued interest, has been converted into approximately 4,404,000 shares of Common Stock.

In March 1996, the Company exchanged secured indebtedness in the principal amount of $3,300,000 for 9.5% Senior Secured Convertible Debentures of an equal principal amount. These debentures mature November 15, 1998, are secured by substantially all of the Company's assets, and are convertible into shares of Common Stock at a conversion rate of $1.15 per share, subject to certain reset provisions. Through September 30, 1996, $950,000 of principal amount of these debentures had been converted into approximately 826,000 shares of Common Stock. As of November 1, 1996, $1,869,000 of principal amount of these debentures has been converted into approximately 1,625,000 shares of Common Stock.

NOTE C - CLASS B WARRANTS

The Company's Class B Warrants expired unexercised on September 10, 1996.

NOTE D - EQUITY FINANCING

In October 1996, the Company completed a private placement of 4,218,804 units at a price of $1.75 per unit. Each unit consists of one share of Common Stock and two warrants each of which entitles the holder to purchase 1/4 of a share of Common Stock at a price of $3.00 per share. The fee paid to the placement agent consisted of an additional 296,935 units in lieu of cash compensation. The net proceeds to the Company were approximately $7.1 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating revenues for the first nine months of 1996 include a license fee of $300,000 from the Company's joint venture in China. Other operating revenues are from hormone and enzyme sales which were $7,000 and $6,000 for the nine months ended September 30, 1996 and 1995, respectively.

Research and development, the Company's largest expense, increased 29% from $1,772,000 to $2,286,000 and 12% from $5,214,000 to $5,837,000 for the three months and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increases were primarily related to the Company's oral clinical trials, its injectable clinical trials and the sponsorship of collaborative research programs.

General and administrative expenses decreased 7% from $574,000 to $531,000, and 14% from $1,669,000 to $1,440,000 for the three months and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decreases were primarily due to a reduction in fees and related expenses related to the Company's financing activities.

Interest and other income increased $14,000 and $147,000 for the three months and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increases were due to increased interest income earned on the proceeds of financings which provided additional funds to be invested, as well as gains on settlement of debt.

Interest expense increased $1,000 and $368,000 for the three months and nine months ended September 30, 1996, as compared to the same periods in 1995.
This was due to increased borrowings by the Company.

As a result of increased research and development costs, partially offset by increased interest income and decreased general and administrative expenses, net loss increased $457,000 or 18% for the three months ended September 30, 1996, as compared to the corresponding period in 1995. As a result of increased research and development costs and interest expense, partially offset by increased licensing and interest/other income, as well as decreased general and administrative expenses, net loss increased $313,000 or 4% for the nine months ended September 30, 1996, as compared to the corresponding period in 1995.

As of December 31, 1995, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $34,000,000, expiring from 1996 through 2010, which are available to reduce future earnings which would otherwise be subject to federal income taxes. For the nine months ending September 30, 1996, the Company had additional losses of approximately $7,435,000. In addition, the Company has investment tax credits and research and development credits in the amounts of $69,000 and $1,470,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1996 through 2010.

The Company follows Statement of Financial Accounting Standards No. 109 ("FASB 109"), "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of January 1, 1996, under FASB 109, the Company had deferred tax assets of approximately $15,100,000, subject to a valuation allowance of $15,100,000. The deferred tax assets were generated primarily as a result of the Company's net operating losses and available tax credits. For the nine month period ended September 30, 1996, the Company's deferred tax assets and valuation allowances each increased by approximately $2,850,000.

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

In March 1996, the Company completed a private placement of $9.08 million of 10% Convertible Debentures. The Company received net proceeds of approximately $8.1 million as a result of this placement. These debentures mature March 4, 1999. The debentures are convertible into Common Stock at a conversion rate equal to the lower of $2.00 per share or 85% of the average market price per share of the Common Stock during the ten days preceding the date of conversion. The placement agent received as a fee a five-year warrant to purchase 454,000 shares of Common Stock at an exercise price of $2.10 per share.

In March 1996, the Company exchanged secured indebtedness in the principal amount of $3,300,000 for 9.5% Senior Secured Convertible Debentures of an equal principal amount. These debentures mature November 15, 1998, are secured by substantially all of the Company's assets, and are convertible into shares of Common Stock at a conversion rate of $1.15 per share, subject to certain reset provisions.

For additional information on the aforementioned Convertible Securities, please refer to Note B under Notes to Condensed Financial Statements.

The Company, at September 30, 1996, had cash and cash equivalents of $490,000, an increase of $231,000 from December 31, 1995.

In October 1996, the Company completed a private placement of 4,218,804 units at a price of $1.75 per unit. Each unit consists of one share of Common Stock and two warrants each of which entitles the holder to purchase 1/4 of a share of Common Stock at a price of $3.00 per share. The fee paid to the placement agent consisted of an additional 296,935 units in lieu of cash compensation. The net proceeds to the Company were approximately $7.1 million.

The Company's ability to generate additional cash from operations depends primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, receiving regulatory approval for its products, and marketing hormones and enzyme products. The Company has one joint venture agreement in effect, which contributed $300,000 to 1996 revenues. However, there can be no assurance that any additional revenues will be recognized or received under this agreement.

Management believes that the Company has sufficient financial resources to sustain its operations at the current level through the third quarter of 1997. The Company requires additional funds through financing or licensing agreements to ensure continued operations beyond that point. There can be no assurance that these additional funds will be obtained.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         (1) Registration Rights Agreement, dated October 11, 1996, among Unigene Laboratories, Inc., BT Securities Corporation and the Purchasers named therein; and

         (2)   Warrant   Agreement,   dated  October  11,  1996,  among  Unigene
               Laboratories, Inc., BT Securities Corporation and the Purchasers named therein.

(b)      Reports on Form 8-K:

         (1) August 7, 1996 (extension of the expiration date of its Class B Warrants to September 10, 1996);

         (2) October 11, 1996 (completion of sale of units, including a pro forma balance sheet as of August 31, 1996, showing the financial effect of the offering).

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


                                   UNIGENE LABORATORIES, INC.
                                   -----------------------------
                                   (Registrant)


November 11, 1996                              /s/ Warren P. Levy
                                                   --------------
                                                   Warren P. Levy
                                                   President
                                                  (Chief Executive Officer)


November 11, 1996                              /s/ Jay Levy
                                                   ---------
                                                   Jay Levy
                                                   Treasurer
                                                   (Chief Financial Officer and
                                                    Chief Accounting Officer)

                          REGISTRATION RIGHTS AGREEMENT


         This Registration Rights Agreement (this "Agreement") is made and entered into as of October 11, 1996, by and among UNIGENE LABORATORIES, INC., a Delaware corporation (the "Company"), each of the undersigned purchasers (the "Purchasers"), which Purchasers are each executing a Subscription Agreement (the "Purchase Agreements") relating to an offering (the "Offering") by the Company of Units (the "Units"), each consisting of one share (the "Shares") of the
Company's common stock, par value $.01 per share (the "Common Stock"), one-quarter (1/4) of a Class C Warrant (the "Class C Warrants"), each whole Class C Warrant exercisable immediately to purchase one share of Common Stock (the "Class C Warrant Shares"), and one-quarter (1/4) of a Class D Warrant (the "Class D Warrants," and together with the Class C Warrants, and including the Warrants contained in the Placement Agent Units (as defined below), the "Warrants"), each whole Class D Warrant exercisable immediately to purchase one share of Common Stock (the "Class D Warrant Shares," and together with the Class C Warrant Shares, and including the shares of Common Stock issuable upon exercise of the Warrants contained in the Placement Agent Units (as defined in the Placement Agency Agreement relating to the Offering (the "Placement Agency Agreement")), the "Warrant Shares"), and BT Securities Corporation (the "Placement Agent"), to which the Company is issuing the Placement Agent Units. In addition, if within 30 days after the date hereof, either or both of Olympus Securities, Ltd. or Nelson Partners shall execute a counterpart to this Agreement, such entity shall be a Purchaser for all purposes hereunder with respect to the number of Units purchased by such entity pursuant to a Subscription Agreement between such entity and the Company (provided that the aggregate number of such additional Units covered by this Agreement shall not exceed the number of Units that such entities would be entitled to purchase by reason of the Offering pursuant to Section 2.2.5 of an Amended and Restated Securities Purchase Agreement, dated as of March 6, 1996, by and among such entities and the Company).

         In order to induce the Purchasers to enter into the Purchase Agreements and the Placement Agent to enter into the Placement Agency Agreement, the Company has agreed to provide the registration rights set forth in this Agreement. Capitalized terms used herein without definition shall have the meanings set forth in the Purchase Agreements.

         The parties hereby agree as follows:

         1.       Definitions.

         (a)      "Closing" means the closing of the Offering.

         (b)      "Closing Date" means the date of the Closing.

         (c) "Registrable Securities" means (i) the Shares included in the Units to be sold to the Purchasers pursuant to the Purchase Agreements and included in the Placement Agent Units to be issued to the Placement Agent pursuant to the Placement Agency Agreement, (ii) the Warrant Shares issuable upon exercise of the Warrants and (iii) any securities of the Company or any successor corporation issued as, or issuable upon the conversion or exercise of any warrant, right or other security that is issued as a dividend or other distribution with respect to, or in exchange for, the Shares or Warrant Shares.

         (d) "Restricted Registrable Securities" means the Registrable Securities until (i) a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), covering such Registrable Securities has been declared effective and they have been disposed of pursuant to such effective registration statement, (ii) they are eligible for distribution to the public pursuant to Rule 144(k) (or any similar provision then in force) under the Securities Act or (iii) they have been otherwise transferred and the Company has delivered new certificates or other evidences of ownership for them not subject to any stop transfer order or other restriction on transfer (including, without limitation, sale) by reason of any requirements of the Securities Act.

         2.       Shelf Registration.

         (a) Shelf  Registration  Statement.  The Company shall prepare and file with the Securities and Exchange Commission (the "Commission") a registration statement for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act covering the resale of all of the Restricted Registrable Securities (the "Shelf Registration Statement") as soon as practicable after the date of closing of the Offering. The Shelf Registration Statement shall be on Form S-3 or another appropriate form permitting registration of such Restricted Registrable Securities for resale by the holders thereof in the manner or manners designated by them (including, without limitation, one or more underwritten offerings). Except for securities which the holders thereof are entitled to have included pursuant to (i) the Registration Rights Agreement, dated as of March 12, 1996, among the Company, Swartz Investments, LLC, and the purchasers of the Company's 10% Convertible Debentures due March 4, 1999, (ii) Warrant No. DU100, dated March 15, 1995, issued by the Company to Dejufra, Inc. and (iii) Warrant No. DU101, dated April 15, 1995, issued by the Company to Dejufra, Inc., the Company shall not permit any securities other than the Restricted Registrable Securities to be included in the Shelf Registration Statement.

         The Company shall use its best efforts to cause the Shelf Registration Statement to be declared effective under the Securities Act within 90 days after the date of the closing of the Offering and to keep the Shelf Registration Statement continuously effective under the Securities Act until all the Warrants have been exercised or expired and all Registrable Securities shall have ceased to be Restricted Registrable Securities (the "Effectiveness Period"). The Company shall be deemed not to have used its best efforts to keep a registration statement effective during the Effectiveness Period if it voluntarily takes any action that would result in selling holders of the Restricted Registrable
Securities covered thereby not being able to sell such Restricted Registrable Securities during that period unless such action is required by applicable law or unless the Company complies with the provisions of Section 4(A)(i) hereof solely as it relates to a matter covered by Section 4(A)(c)(v) hereof.

         (b) Selection of Investment Bankers and Managers. If one or more holders of Restricted Registrable Securities covered by the Shelf Registration Statement desire to sell such Restricted Registrable Securities in an underwritten offering, the investment banker or investment bankers and manager or managers that will administer the offering will be selected by the holders of a majority of the Restricted Registrable Securities to be included in such offering. If any holder of Restricted Registrable Securities requests an underwritten offering, the Company shall notify all holders of Restricted Registrable Securities thereof at least ten days prior to the filing of a supplemental prospectus.

         (c) Expenses. The Company shall pay all Registration Expenses (as hereinafter defined) incurred in connection with the Company's registration obligations pursuant to this Section 2.

         3.       Holdback Agreement.

         If and to the extent requested by the managing underwriter or underwriters, the Company agrees not to effect any public sale or distribution of its equity securities, or any securities convertible into or exchangeable or exercisable for such equity securities, during the seven days prior to, and during the 90-day period beginning on, the effective date of any underwritten offering pursuant to the Shelf Registration Statement (except pursuant to registrations on Form S-8 or any successor form to Form S-8).

         4.       Registration Procedures.

         (A) In connection with the registration provided for in Section 2, the Company will promptly:

         (a) furnish each holder of Restricted Registrable Securities, at least three business days prior to filing the Shelf Registration Statement or any amendment thereto with the Commission, copies of such registration statement and amendments as proposed to be filed and all exhibits thereto, and thereafter furnish such number of copies of such registration statement, each amendment and supplement thereto (in each case including all exhibits thereto), the prospectus included in such registration statement and amendments thereto (including each preliminary prospectus) and such other documents as such seller may reasonably request in order to facilitate the disposition of the Restricted Registrable Securities owned by such seller. The Company shall not file the Shelf Registration Statement or any amendment thereto if the holders of a majority of the Restricted Registrable Securities covered by such registration statement, their counsel, or the managing underwriters, if any, shall reasonably object;

         (b)  prepare  and  file  with  the  Commission   such   amendments  and
post-effective amendments to the Shelf Registration Statement as may be necessary to keep such registration statement continuously effective for the Effectiveness Period; cause the prospectus in the Shelf Registration Statement to be supplemented by any prospectus supplement required by applicable law, and, if required, as so supplemented to be filed pursuant to Rule 424 (or any similar provisions then in force) under the Securities Act; and comply with the provisions of the Securities Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), applicable to it with respect to the disposition of all securities covered by such registration statement as so amended or such prospectus as so supplemented;

         (c) notify the selling holders of Restricted Registrable Securities, their counsel and the managing underwriters, if any, promptly (but in any event within three business days), and confirm such notice in writing, (i) when a prospectus or any prospectus supplement or post-effective amendment thereto has been filed, or any post-effective amendment thereto, when the same has become effective under the Securities Act (including in such notice a written statement that any holder may, upon request, obtain, at the sole expense of the Company, such number of copies as are requested of the Shelf Registration Statement or post-effective amendment thereto including financial statements and schedules, documents incorporated or deemed to be incorporated by reference and exhibits),
(ii) of the issuance by the Commission of any stop order suspending the effectiveness of the Shelf Registration Statement or of any order preventing or suspending the use of any preliminary prospectus or the initiation of any proceedings for that purpose, (iii) if at any time when a prospectus is required by the Securities Act to be delivered in connection with sales of the Restricted Registrable Securities the representations and warranties of the Company contained in any agreement contemplated by Section 4(A)(j) hereof cease to be true and correct, (iv) of the receipt by the Company of any notification with respect to the suspension of the qualification or exemption from qualification of a registration statement or any of the Restricted Registrable Securities for offer or sale in any jurisdiction, or the initiation of any proceeding for such purpose, (v) of the happening of any event, the existence of any condition or any information becoming known that makes any statement made in the Shelf Registration Statement or related prospectus or any document incorporated or deemed to be incorporated therein by reference untrue in any material respect or that requires the making of any changes in or amendments or supplements to the Shelf Registration Statement, prospectus or documents so that it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading, and that in the case of the prospectus, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, and (vi) of the determination by the Company that a post-effective amendment to the Shelf Registration Statement would be appropriate;

         (d) use its best efforts to prevent the issuance of any order suspending the effectiveness of the Shelf Registration Statement or of any order preventing or suspending the use of a prospectus or suspending the qualification (or exemption from qualification) of any of the Restricted Registrable Securities for sale in any jurisdiction, and, if any such order is issued, to use its best efforts to obtain the withdrawal of any such order as soon as practicable;

         (e) upon and after the filing of the Shelf Registration Statement and if requested by the managing underwriter or underwriters (if any) or the holders of a majority of the Restricted Registrable Securities being sold, (i) promptly include in a prospectus supplement or post-effective amendment thereto such information as the managing underwriter or underwriters (if any), such holders, or counsel for any of them reasonably request to be included therein and (ii) make all required filings of such prospectus supplement or such post-effective amendment as soon as practicable after the Company has received notification of the matters to be included in such prospectus supplement or post-effective amendment;

         (f) prior to any public offering of Restricted Registrable Securities, to use its reasonable best efforts to register or qualify such Restricted Registrable Securities (and to cooperate with selling holders of Restricted Registrable Securities, the managing underwriter or underwriters, if any, and their respective counsel in connection with the registration or qualification (or exemption from such registration or qualification) of such Restricted Registrable Securities) for offer and sale under the securities or Blue Sky laws of such jurisdictions within the United States as any selling holder, or the managing underwriter or underwriters reasonably request in writing; provided, however, that where Restricted Registrable Securities are offered other than through an underwritten offering, the Company agrees to cause its counsel to perform Blue Sky investigations and file registrations and qualifications required to be filed pursuant to this Section 4(A)(f); use reasonable best efforts to keep any effective registration or qualification (or exemption therefrom) effective during the period such registration statement is required to be kept effective and do any and all other acts or things reasonably necessary or advisable to enable the disposition in such jurisdictions of the Restricted Registrable Securities covered by the applicable registration statement; provided, however, that the Company shall not be required to (A) qualify generally to do business in any jurisdiction where it is not then so qualified, (B) take any action that would subject it to general service of process in any such jurisdiction where it is not then so subject or (C) subject itself to taxation in excess of a nominal dollar amount in any such jurisdiction where it is not then so subject;

         (g) cooperate with the selling holders of Restricted Registrable Securities and the managing underwriter or underwriters, if any, to facilitate the timely preparation and delivery of certificates representing Restricted Registrable Securities that are sold, which certificates shall not bear any restrictive legends; and enable such Restricted Registrable Securities to be registered in such names as the managing underwriter or underwriters, if any, or holders may reasonably request;

         (h) use reasonable best efforts to cause the Restricted Registrable Securities covered by the Shelf Registration Statement to be registered with or approved by such other governmental agencies or authorities as may be reasonably necessary to enable the holders thereof or the underwriter or underwriters, if any, to dispose of such Restricted Registrable Securities, except as may be required solely as a consequence of the nature of a selling holder's business, in which case the Company will cooperate in all reasonable respects with the filing of such registration statement and the granting of such approvals;

         (i) upon the occurrence of any event contemplated by Section 4(A)(c)(v) or 4(A)(c)(vi) hereof, as promptly as practicable prepare (but in no event later than 30 days) and (subject to Section 4(A)(a) hereof) file with the Commission, at the sole expense of the Company, a supplement or post-effective amendment to the Shelf Registration Statement or a supplement to the related prospectus or any document incorporated or deemed to be incorporated therein by reference, or file any other required document so that, as thereafter delivered to the purchasers of such Restricted Registrable Securities, such prospectus will not contain an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading;

         (j) in connection with any underwritten offering of Restricted Registrable Securities pursuant to the Shelf Registration Statement, enter into an underwriting agreement as is customary in underwritten offerings of equity securities similar to the Common Stock and take all such other actions as are reasonably requested by the managing underwriter or underwriters in order to facilitate the registration or the disposition of such Restricted Registrable Securities and, in such connection, (i) make such representations and warranties to, and covenants with, the underwriters with respect to the business of the Company and its subsidiaries and the registration statement, prospectus and documents, if any, incorporated or deemed to be incorporated by reference therein, in each case, as are customarily made by issuers to underwriters in underwritten offerings of equity securities similar to the Common Stock, and confirm the same in writing if and when requested; (ii) obtain the written opinion of counsel to the Company, dated the effective date of the Shelf Registration Statement, and customary written updates thereof in form, scope and substance reasonably satisfactory to the holders of a majority of the Registrable Securities and their counsel, and to the managing underwriter or underwriters, addressed to such holders and the underwriters, and covering the matters customarily covered in opinions requested in underwritten offerings of equity similar to the Common Stock and such other matters as may be reasonably requested by such holders and the managing underwriter or underwriters; (iii) obtain "cold comfort" letters and updates thereof in form, scope and substance reasonably satisfactory to the holders of a majority of the Registrable Securities and their counsel, and to the managing underwriter or underwriters from the independent public accountants of the Company (and, if necessary, any other independent public accountants of any subsidiary of the Company or of any business acquired by the Company for which financial statements and financial data are, or are required to be, included or incorporated by reference in the registration statement), addressed to the holders of the Registrable Securities and each of the underwriters, such letters to be in customary form and covering matters of the type customarily covered in "cold comfort" letters in connection with underwritten offerings of equity similar to the Common Stock and such other matters as reasonably requested by a majority of the Registrable Securities and their counsel, and by the managing underwriter or underwriters; and (iv) if an underwriting agreement is entered into, the same shall contain customary indemnification provisions and procedures with respect to all parties to be indemnified pursuant to said Section. The above shall be done at each closing under such underwriting agreement, or as and to the extent required thereunder;

         (k) upon the filing of the Shelf Registration Statement and after entry into a confidentiality agreement in customary form, make available for inspection by any selling holder of such Restricted Registrable Securities being sold, any underwriter participating in any such disposition of Restricted Registrable Securities, if any, and any attorney, accountant or other agent retained by any such selling holder or underwriter (collectively, the "Inspectors"), at the offices where normally kept, during reasonable business hours and upon reasonable advance notice to the Company, all financial and other records, pertinent corporate documents and instruments of the Company and its respective subsidiaries (collectively, the "Records") as shall be reasonably necessary to enable them to exercise any applicable due diligence responsibilities, and cause the officers, directors and employees of the Company and its subsidiaries to supply all information reasonably requested by any such Inspector in connection with such registration statement and any road show.

Records which the Company determines, in good faith, to be confidential and any Records which it notifies the Inspectors are confidential shall not be disclosed by the Inspectors unless (i) the disclosure of such Records is necessary to avoid or correct a material misstatement or material omission in the registration statement, including the prospectus included therein, (ii) the release of such Records is ordered pursuant to a subpoena or other order from a court of competent jurisdiction, (iii) disclosure of such information is, in the reasonable opinion of counsel for any Inspector, necessary or advisable in connection with any action, claim, suit or proceeding, directly or indirectly involving such Inspector and arising out of, based upon, relating to, or involving this Agreement, or any transactions contemplated hereby or arising hereunder, or (iv) the information in such Records has been made generally available to the public. Each selling holder of such Restricted Registrable Securities will be required to agree that information obtained by it as a result of such inspections shall be deemed and kept confidential and shall not be used by it as the basis for any market transactions in the securities of the Company unless and until such information is generally available to the public. Each selling holder of such Restricted Registrable Securities will be required to further agree that it will, upon learning that disclosure of such Records is sought in a court of competent jurisdiction or by any regulatory authority, give prompt notice to the Company and allow the Company to undertake appropriate action to prevent disclosure of the Records deemed confidential at the Company's sole expense;

         (l) make generally available to its securityholders as soon as practicable, but in any event not later than eighteen months after the effective date of the registration statement (as defined in Rule 158(c) under the Securities Act), an earnings statement of the Company (which need not be audited) complying with Section 11(a) of the Securities Act and the rules and regulations of the Commission thereunder (including, at the option of the Company, Rule 158);

         (m) cooperate with each seller of Restricted Registrable Securities covered by the Shelf Registration Statement and each underwriter, if any, participating in the disposition of such Restricted Registrable Securities and their respective counsel in connection with any filings required to be made by the member of the National Association of Securities Dealers, Inc. (the "NASD") with the NASD;

         (n) use its best efforts to list the Restricted Registrable Securities for trading on the NASDAQ National Market System if the Common Stock is then listed on the NASDAQ National Market System, and such other markets or exchanges on which the Common Stock is then listed for trading, prior to their sale pursuant to the Shelf Registration Statement; and

         (o) use its best efforts to take all other reasonable steps necessary or advisable to effect the registration under the Securities Act of the Restricted Registrable Securities covered by the Shelf Registration Statement.

         (B) The Company may require each seller of Restricted Registrable Securities covered by the Shelf Registration Statement to furnish in writing to the Company such information regarding such seller and the distribution of such Restricted Registrable Securities as the Company may, from time to time, reasonably require in connection with filings with the Securities and Exchange Commission or state securities authorities. The Company may exclude from such registration the Restricted Registrable Securities of any seller who unreasonably fails to furnish such information within a reasonable time after receiving such request. Each such seller agrees to furnish promptly to the Company all information required to be disclosed in order to make the information previously furnished to the Company by such seller not materially misleading.

         (C)  Each  holder  of  Restricted   Registrable  Securities  agrees  by
acquisition of such Restricted Registrable Securities, upon actual receipt of any notice from the Company of the happening of any event of the kind described in Section 4(A)(c)(ii), 4(A)(c)(iv), 4(A)(c)(v), or 4(A)(c)(vi) hereof, to forthwith discontinue disposition of such Restricted Registrable Securities pursuant to the Shelf Registration Statement until such holder's receipt of the copies of the supplemented or amended prospectus contemplated by Section 4(A)(i) hereof, or until it is advised in writing (the "Advice") by the Company that the use of the applicable prospectus may be resumed.

         5.       Registration Expenses.

         (a) Registration Expenses shall be borne as set forth in Section 2(c). Registration Expenses ("Registration Expenses") shall consist of all expenses incidental to the Company's performance of or compliance with this Agreement, including without limitation (i) all registration and filing fees (including, without limitation, (A) fees with respect to filings required to be made with the NASD in connection with an underwritten offering and (B) fees and expenses of compliance with state securities or Blue Sky laws (including, without limitation, reasonable fees and disbursements of counsel in connection with Blue Sky qualifications of the Restricted Registrable Securities), (ii) printing expenses, including, without limitation, expenses of printing certificates for Restricted Registrable Securities and of printing prospectuses if the printing of prospectuses is requested by the managing underwriter or underwriters, if any, or by the holders of the Restricted Registrable Securities included in the Shelf Registration Statement, (iii) messenger and delivery expenses, (iv) fees and disbursements of counsel for the Company, (v) fees and disbursements of all independent public accountants referred to in Section 4(A)(j)(iii) hereof (including, without limitation, the expenses of any special audit and "cold comfort" letters required by or incident to such performance), (vi) fees associated with making the Restricted Registrable Securities eligible for trading through The Depository Trust Company, (vii) Securities Act liability insurance, if the Company desires such insurance, (viii) fees and expenses of all other persons retained by the Company, (ix) internal expenses of the Company (including, without limitation, all salaries and expenses of officers and employees of the Company performing legal or accounting duties), (x) the expense of any annual audit, (xi) the fees and expenses incurred in connection with the listing of the securities to be registered on NASDAQ or any securities exchange on which the Common Stock is then listed, and (xii) the expenses relating to printing, word processing and distributing all registration statements, underwriting agreements, securities sales agreements and any other documents necessary in order to comply with this Agreement. Registration Expenses do not include any underwriting discounts or sales commissions.

         (b) The Company shall reimburse the holders of the Restricted Registrable Securities being registered under the Shelf Registration Statement for the reasonable fees and disbursements of not more than one counsel chosen by the holders of a majority of the Restricted Registrable Securities to be included in the Shelf Registration Statement.

         6.       Indemnification.

         (p) The Company agrees to indemnify and hold harmless each holder of Restricted Registrable Securities, its affiliates, and its and their respective officers, directors, employees and agents, and each person, if any, who controls any such person (each, a "Control Person") within the meaning of either Section 15 of the Securities Act or Section 20 of the Exchange Act (each, a "Participant"), from and against any and all losses, claims, damages and liabilities (including, without limitation, the reasonable legal fees and other expenses actually incurred in connection with any suit, action or proceeding or any claim asserted) caused by, arising out of or based upon (A) any untrue statement or alleged untrue statement of a material fact contained in any registration statement (or any amendment thereto) or upon any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or (B) any untrue statement or alleged untrue statement of a material fact contained in any related prospectus (or any amendments or supplements thereto) or upon any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading; provided, however, that the Company will not be required to indemnify a Participant if (i) such losses, claims, damages or liabilities are caused by any untrue statement or omission or alleged untrue statement or omission made in reliance upon and in conformity with information relating to any Participant furnished to the Company in writing by or on behalf of such Participant expressly for use therein or (ii) if such Participant sold to the person asserting the claim the Restricted Registrable Securities which are the subject of such claim and such untrue statement or omission or alleged untrue statement or omission was contained or made in any preliminary prospectus and corrected in the prospectus or any amendment or supplement thereto and the prospectus does not contain any other untrue statement or omission or alleged untrue statement or omission of a material fact that was the subject matter of the related proceeding and it is established by the Company in the related proceeding that such Participant failed to deliver or provide a copy of the prospectus (as amended or supplemented) to such person with or prior to the confirmation of the sale of such Restricted Registrable Securities sold to such person if required by applicable law, unless such failure to deliver or provide a copy of the prospectus (as amended or supplemented) was a result of noncompliance by the Company with Section 4 of this Agreement.

         (q) Each Participant agrees, severally and not jointly, to indemnify and hold harmless the Company, its directors, officers, employees and agents and each person who controls the Company within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act to the same extent as the foregoing indemnity from the Company to each Participant, but only with respect to information relating to such Participant furnished to the Company in writing by or on behalf of such Participant expressly for use in any registration statement or prospectus, any amendment or supplement thereto, or any preliminary prospectus. Notwithstanding the foregoing, under no circumstances shall any Purchaser (including all Participants with respect thereto) or the Placement Agent (including all Participants with respect thereto) be responsible for amounts that in the aggregate exceed the value of, in the case of each Purchaser, the Units purchased by such Purchaser or, in the case of the Placement Agent, the Placement Agent Units delivered to it pursuant to the Placement Agency Agreement, determined by multiplying such number of Units or Placement Agent Units, as applicable, by the Offer Price (as defined in the Confidential Private Placement Memorandum relating to the Offering).

         (r) If any suit, action, proceeding (including any governmental or regulatory investigation), claim or demand shall be brought or asserted against any person in respect of which indemnity may be sought pursuant to either of the two preceding paragraphs, such person (the "Indemnified Person") shall promptly notify the person against whom such indemnity may be sought (the "Indemnifying Person") in writing, and the Indemnifying Person, upon request of the
Indemnified Person, shall retain counsel reasonably satisfactory to the Indemnified Person to represent the Indemnified Person and any other Indemnified Person in such proceeding and shall pay the reasonable fees and expenses actually incurred by such counsel related to such proceeding; provided, however, that the failure to so notify the Indemnifying Person shall not relieve it of any obligation or liability which it may have hereunder or otherwise (unless and only to the extent that such failure directly results in the loss or compromise of any material rights or defenses by the Indemnifying Person and the Indemnifying Person was not otherwise aware of such action or claim). In any such proceeding, any Indemnified Person shall have the right to retain its own counsel, but the fees and expenses of such counsel shall be at the expense of such Indemnified Person unless (i) the Indemnifying Person and the Indemnified Person shall have mutually agreed in writing to the contrary, (ii) the Indemnifying Person shall have failed within a reasonable period of time to retain counsel reasonably satisfactory to the Indemnified Person or (iii) the named parties in any such proceeding (including any impleaded parties) include both the Indemnifying Person and the Indemnified Person and representation of both parties by the same counsel would be inappropriate due to actual or potential differing interests between them. It is understood that, unless there exists a conflict among Indemnified Persons, the Indemnifying Person shall not, in connection with any one such proceeding or separate but substantially similar related proceedings in the same jurisdiction arising out of the same general allegations, be liable for the fees and expenses of more than one separate firm (in addition to any local counsel) for all Indemnified Persons, and that all such fees and expenses shall be paid promptly as they are incurred. Any such separate firm for the Participants and such control persons of Participants shall be designated in writing by Participants who sold a majority in interest of Restricted Registrable Securities sold by all such Participants and any such separate firm for the Company, its directors, its officers and such control persons of the Company shall be designated in writing by the Company. The Indemnifying Person shall not have any indemnification obligation with respect to any settlement of any proceeding effected without its prior written consent (which consent shall not be unreasonably withheld), but if settled with such consent or if there be a final non-appealable judgment for the plaintiff for which the Indemnified Person is entitled to indemnification pursuant to this Agreement, the Indemnifying Person agrees to indemnify and hold harmless each Indemnified Person from and against any loss or liability by reason of such settlement or judgment. No Indemnifying Person shall, without the prior written consent of the Indemnified Person, effect any settlement or compromise of any pending or threatened proceeding in respect of which any Indemnified Person is or could have been a party, and indemnity could have been sought hereunder by such Indemnified Person, unless such settlement (A) includes an unconditional written release of such Indemnified Person, in form and substance reasonably satisfactory to such Indemnified Person, from all liability on claims that are the subject matter of such settlement, (B) does not include any statement as to an admission of fault, culpability or failure to act by or on behalf of any Indemnified Person and (C) the sole relief provided is monetary damages that are paid in full by the Indemnifying Party.

         (s) If the indemnification provided for in the first and second paragraphs of this Section 6 is for any reason unavailable to, or insufficient to hold harmless, an Indemnified Person in respect of any losses, claims, damages or liabilities referred to therein, then each Indemnifying Person under such paragraphs, in lieu of indemnifying such Indemnified Person thereunder and in order to provide for just and equitable contribution, shall contribute to the amount paid or payable by such Indemnified Person as a result of such losses, claims, damages or liabilities in such proportion as is appropriate to reflect the relative fault of the Indemnifying Persons on the one hand and the Indemnified Persons on the other hand in connection with the statements or omissions or alleged statements or omissions that resulted in such losses, claims, damages or liabilities (or actions in respect thereof). The relative fault of the parties shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Company on the one hand or such Participant on the other, the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission, and any other equitable considerations appropriate in the circumstances.

         (t) The parties agree that it would not be just and equitable if contribution pursuant to this Section 6 were determined by pro rata allocation (even if the Participants were treated as one entity for such purpose) or by any other method of allocation that does not take account of the equitable considerations referred to in the immediately preceding paragraph. The amount paid or payable by an Indemnified Person as a result of the losses, claims, damages and liabilities referred to in the immediately preceding paragraph shall be deemed to include, subject to the limitations set forth above, any reasonable legal or other expenses actually incurred by such Indemnified Person in connection with investigating or defending any such action or claim. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

         (u) The indemnity and contribution agreements contained in this Section 6 will be in addition to any liability which the Indemnifying Persons may otherwise have to the Indemnified Persons referred to above.

         7.       Participation in Underwritten Registrations.

         No owner of Restricted Registrable Securities may participate in any underwritten offering of Common Stock of the Company pursuant to the Shelf
Registration Statement unless such owner completes and executes all questionnaires, powers of attorney (coupled with a custody agreement), indemnities, underwriting agreements and such other documents reasonably required under the terms of customary underwriting arrangements.

         8.       Rules 144 and 144A.

         The Company covenants that it will use its best efforts to file timely the reports required to be filed by it under the Securities Act and the Exchange Act and the rules and regulations adopted by the Commission thereunder, and it will take such further action as any record owner of Restricted Registrable Securities may reasonably request, all to the extent required from time to time to enable such owner to sell Restricted Registrable Securities without registration under the Securities Act within the limitation of the exemptions provided by (a) Rule 144 under the Securities Act, as such Rule may be amended from time to time, or (b) any similar or successor rule or regulation hereafter adopted by the Commission. If and when Rule 144A under the Securities Act (or any similar or successor rule or regulation hereafter adopted by the Commission) is applicable to a sale of Restricted Registrable Securities, the Company agrees to make available to any record owner of Restricted Registrable Securities the information required by Rule 144A(d)(4) under the Securities Act, if applicable, in order to permit resales of Restricted Registrable Securities pursuant to Rule 144A. Upon the request of any record owner of Restricted Registrable Securities, the Company will deliver to such owner a written statement as to whether it has complied with such requirements.

         9.       Liquidated Damages.

         (a) Each of the Company, the Purchasers and the Placement Agent agrees that the holders of Restricted Registrable Securities will suffer damages if the Company fails to fulfill its obligations under Section 2 (irrespective of whether the Company uses its best efforts) and that it would not be feasible to ascertain the extent of such damages with precision. Accordingly, if the Shelf Registration Statement has not become effective on or prior to the 90th day after the closing of the Offering, then the Company agrees that, as liquidated damages and not as a penalty, the exercise price of each Warrant shall be reduced automatically by $.20. The exercise price of each Warrant will be further adjusted downward at the rate of $.00667 per day for each day after such 90th day until the Shelf Registration Statement is declared effective, but in no event shall the exercise price be reduced to less than the par value of the Common Stock on the date hereof. In addition, if holders of Restricted Registrable Securities are required to discontinue disposition thereof pursuant to Section 4(C) hereof for more than an aggregate of 120 days after the date that the Shelf Registration Statement is initially declared effective, then the Company agrees that, as liquidated damages and not as a penalty, the exercise price of each Warrant shall be reduced automatically at the rate of $.00667 per day for each day after the 120th day on which holders of Restricted Registrable Securities are required to discontinue disposition thereof, but in no event shall the exercise price be reduced to less than the par value of the Common Stock on the date hereof.

         (b) The parties hereto agree that the liquidated damages provided for in this Section 9 constitute a reasonable estimate of the damages that may be incurred by holders of Restricted Registrable Securities by reason of the failure of the Shelf Registration Statement to be declared effective.

         10.      Termination.

         This Agreement shall terminate on the later of (i) the fifth anniversary of the date of this Agreement and (ii) the expiration of the Effectiveness Period. The provisions of Section 6 hereof shall survive such termination.

         11.      Miscellaneous.

         (v) No Inconsistent Agreements. The Company has not, as of the date hereof, and the Company shall not, after the date of this Agreement, enter into any agreement with respect to any of its securities that is inconsistent with the rights granted to the holders of Restricted Registrable Securities in this Agreement or otherwise conflicts with the provisions hereof. The Company will not enter into any agreement which will grant any such rights that are in conflict with the rights afforded by this Agreement.

        (w) Amendments and Waivers. The provisions of this Agreement may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given, otherwise than with the prior written consent of the Company and the holders of not less than a majority of the Restricted Registrable Securities, for which purpose each holder of a Warrant will be deemed the holder of the number of Restricted Registrable Securities for which such Warrant is then exercisable. Notwithstanding the foregoing, a waiver or consent to depart from the provisions hereof with respect to a matter that relates exclusively to the rights of holders of Restricted Registrable Securities whose securities are being sold pursuant to the Shelf Registration Statement and that does not directly or indirectly affect, impair, limit or compromise the rights of other holders of Restricted Registrable Securities may be given by holders of at least a majority of the Restricted Registrable Securities being sold by such holders pursuant to such registration statement.

         (x) Notices. All notices and other communications provided for or permitted hereunder shall be made in writing and be delivered by hand or sent by registered or certified mail, return receipt requested and postage prepaid, or by facsimile transmission, followed by a confirmation copy sent by either overnight or two (2) day courier):

         (i) if to a holder of Restricted Registrable Securities other than the Placement Agent, at the most current address given by such holder to the Company in writing;

         (ii) if to the Placement Agent, at its address set forth in the Placement Agency Agreement; and

         (iii) if to the Company, at its address set forth in the Purchase Agreements.

All such notices and communications shall be deemed to have been duly given when delivered by hand, if personally delivered; five business days after being deposited in the mail, postage prepaid, if mailed; upon receipt, if sent by facsimile (followed by a confirmation copy sent by either overnight or two (2) day courier).

         (d) Third Party Beneficiaries. Each registered holder of Restricted Registrable Securities, whether or not such holder is a party to this Agreement, is an intended beneficiary of this Agreement, and this Agreement may be enforced by such person. Nothing in this Agreement shall be construed to give any person or entity, other than the Company, the registered holders of the Warrants and the registered holders of Restricted Registrable Securities, any legal or equitable right, remedy or claim under this Agreement.

         (e) Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors and permitted assigns of each of the parties hereto and the registered holders of the Restricted Registrable Securities; provided, however, that this Agreement shall not inure to the benefit of or be binding upon a successor or assign unless and to the extent such successor or assign holds Restricted Registrable Securities.

         (f) Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

         (g) Headings. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

         (h) GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, AS APPLIED TO CONTRACTS MADE AND PERFORMED WHOLLY WITHIN THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW. EACH OF THE PARTIES HERETO AGREES, AND EACH BENEFICIARY SHALL BE BOUND, TO SUBMIT TO THE JURISDICTION OF ANY STATE OR FEDERAL COURT LOCATED IN THE SOUTHERN DISTRICT OF THE STATE OF NEW YORK IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT.

         (i) Severability. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, illegal, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions set forth herein shall to the extent permitted by law remain in full force and effect and shall in no way be affected, impaired or invalidated, and the parties hereto shall use their best efforts to find and employ an alternative means to achieve the same or substantially the same result as that contemplated by such invalid, illegal, void or unenforceable term, provision, covenant or restriction. It is hereby stipulated and declared to be the intention of the parties that they would have executed the remaining terms, provisions, covenants and restrictions without including any term, provision, covenant or restriction that may be hereafter declared invalid, illegal, void or unenforceable.

         (j) Restricted Registrable Securities Held by the Company or its Affiliates. Whenever the consent or approval of holders of a specified percentage of Restricted Registrable Securities is required hereunder, Restricted Registrable Securities held by the Company or its affiliates (as such term is defined in Rule 405 under the Securities Act) shall not be taken into account in determining whether such consent or approval was given by the holders of such required percentage.

         (k) Entire Agreement. This Agreement, the Warrant Agreement governing the Warrants (the "Warrant Agreement"), the Purchase Agreements and, with respect to the Placement Agent, the Placement Agency Agreement are intended by the parties as a final expression of their agreement and intended to be a complete and exclusive statement of the agreement of the parties hereto in respect of the subject matter contained herein. This Agreement, the Warrant Agreement, the Purchase Agreements and, with respect to the Placement Agent, the Placement Agency Agreement supersede all prior agreements between the parties with respect to such subject matter. There are no representations, promises, warranties or undertakings between the parties hereto with respect to the subject matter hereof, other than those set forth or referred to herein or therein or in the Confidential Private Placement Memorandum dated September 27, 1996, as it may be amended or supplemented to the date hereof, relating to the Offering.


                                              [signature pages follow]

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.


                                                     UNIGENE LABORATORIES, INC.


                                               By:   /s/Ronald S. Levy
                                                     -----------------
                                                        Ronald S. Levy
                                                        Vice President


                                                     BT SECURITIES CORPORATION



                                               By:   /s/Peter R. Barry
                                                     -----------------
                                                        Peter R. Barry
                                                        Vice President


                                         [additional signature pages follow]

                          REGISTRATION RIGHTS AGREEMENT

                                 SIGNATURE PAGE
                            FOR INDIVIDUAL PURCHASERS




Jeffrey Dobbs
Name of Purchaser                                         Name of Purchaser
(Please print or type)                                   (Please print or type)

/s/Jeffrey Dobbs
----------------
Signature                                                 Signature

                          REGISTRATION RIGHTS AGREEMENT

                                 SIGNATURE PAGE
                            FOR INDIVIDUAL PURCHASERS




William J. Jacobs
Name of Purchaser                                         Name of Purchaser
(Please print or type)                                    (Please print or type)


/s/William J. Jacobs
--------------------
Signature                                                     Signature

                          REGISTRATION RIGHTS AGREEMENT

                                 SIGNATURE PAGE
                            FOR INDIVIDUAL PURCHASERS




Stephen J. Mazur
Name of Purchaser                                         Name of Purchaser
(Please print or type)                                    (Please print or type)


/s/Stephen J. Mazur
-------------------
Signature                                                     Signature

                          REGISTRATION RIGHTS AGREEMENT

                                 SIGNATURE PAGE
                            FOR INDIVIDUAL PURCHASERS




Vincent A. Rossi, Jr.
Name of Purchaser                                         Name of Purchaser
(Please print or type)                                    (Please print or type)


/s/Vincent A. Rossi, Jr.
------------------------
Signature                                                     Signature

                          REGISTRATION RIGHTS AGREEMENT

                                 SIGNATURE PAGE
                           FOR PARTNERSHIP PURCHASERS


Annapurna Partners, L.P.
Name of Partnership (Please print or type)


By /s/Hope Taitz
   -------------
     Signature of a General Partner
     Name: Hope Taitz
     Title: President
            Ely Capital Advisors, LLC (authorized representative)

By ________________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)


By _____________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)

                          REGISTRATION RIGHTS AGREEMENT

                                 SIGNATURE PAGE
                           FOR PARTNERSHIP PURCHASERS


Catalyst Partners, L.P.
Name of Partnership (Please print or type)


By /s/Allison J. Rosen
   -------------------
     Signature of a General Partner
     Name: Allison J. Rosen

By /s/
     Signature of Additional General Partner
   Name: Hope Taitz

By _____________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)

                          REGISTRATION RIGHTS AGREEMENT

                                 SIGNATURE PAGE
                           FOR PARTNERSHIP PURCHASERS


CL Investment Partnership II, L.P.
Name of Partnership (Please print or type)


By /s/Ted Ammon
   ------------
     Signature of a General Partner
     Name:  Ted Ammon

By ________________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)


By _____________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)

                          REGISTRATION RIGHTS AGREEMENT

                                 SIGNATURE PAGE
                           FOR PARTNERSHIP PURCHASERS


Turnberry Capital Partners, L.P.
Name of Partnership (Please print or type)


By /s/
     Name: Turnberry Capital Management, L.P.
     Its General Partner

By /s/Vincent A. Rossi, Jr.
   ------------------------
     Signature of Additional General Partner
     Name: Vincent A. Rossi, Jr.
     Title: Managing Director

By _____________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)

                          REGISTRATION RIGHTS AGREEMENT

                                 SIGNATURE PAGE
                           FOR PARTNERSHIP PURCHASERS


Woodstead Associates II, L.P.
Name of Partnership (Please print or type)
By: RDS Woodstead, Inc., its General Partner

By /s/David A. Persing
   -------------------
     Signature of a General Partner
     Name: David A. Persing
     Title: Senior Vice President

By _____________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)

                          REGISTRATION RIGHTS AGREEMENT

                                 SIGNATURE PAGE
                           FOR PARTNERSHIP PURCHASERS


Nelson Partners
Name of Partnership (Please print or type)


By /s/Cre Dupuy
   ------------
     Signature of Officer
     Name: Cre Dupuy

By ---------------------------------------------
     Signature of Additional General Partner
     (if required by partnership agreement)

By _____________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)

                          REGISTRATION RIGHTS AGREEMENT

                                 SIGNATURE PAGE
                            FOR CORPORATE PURCHASERS


Continental Casualty Company
Name of Corporation (Please print or type)


By /s/Richard Dubberke
   -------------------
     Signature of Authorized Agent
     Name:   Richard Dubberke
     Title:  Vice President

                          REGISTRATION RIGHTS AGREEMENT

                                 SIGNATURE PAGE
                            FOR CORPORATE PURCHASERS



Legg Mason High Yield Fund
Name of Corporation (Please print or type)


By /s/Trudie Whitehead
   -------------------
     Signature of Authorized Agent
     Name:   Trudie Whitehead
     Title:  Portfolo Manager/Principal

                          REGISTRATION RIGHTS AGREEMENT

                                 SIGNATURE PAGE
                            FOR CORPORATE PURCHASERS



Olympus Securities, Ltd.
Name of Corporation (Please print or type)


By /s/Cre Dupuy
   ------------
     Signature of Authorized Agent
     Name:  Cre Dupuy
     Title:  Alternate Director

                                WARRANT AGREEMENT


         This Agreement (the "Agreement"), dated as of October 11, 1996, is entered into among Unigene Laboratories, Inc., a Delaware corporation (the "Company"), those individuals and entities purchasing Units (as defined below) in a private offering (the "Offering") by the Company who have executed a signature page hereto, and BT Securities Corporation, the Placement Agent for the Offering (the "Placement Agent"). In addition, if within 30 days after the date hereof, either or both of Olympus Securities, Ltd. or Nelson Partners shall execute a counterpart to this Agreement, such entity shall be deemed a purchaser of Units for all purposes hereunder with respect to the number of Units purchased by such entity (provided that the number of such additional Units covered by this Agreement shall not exceed the number of Units that such entities would be entitled to purchase by reason of the Offering pursuant to
Section 2.2.5 of an Amended and Restated Securities Purchase Agreement, dated as of March 6, 1996, by and among such entities and the Company).


                              W I T N E S S E T H:


         WHEREAS, the Company shall issue in the Offering 3,945,000 Units (the "Units"), each Unit to consist of one share of the Company's common stock, par value $.01 per share (the "Common Stock"), one-quarter (1/4) of a Class C warrant (the "Class C Warrants"), each whole Class C Warrant exercisable to purchase one share of Common Stock (the "Class C Warrant Shares"), and one-quarter (1/4) of a Class D warrant (the "Class D Warrants," and together with the Class C Warrants, the "Warrants"), each whole Class D Warrant exercisable to purchase one share of Common Stock (the "Class D Warrant Shares," and together with the Class C Warrant Shares, the "Warrant Shares");

         WHEREAS, pursuant to the Placement Agency Agreement relating to the Offering, the Company has agreed to issue to the Placement Agent 296,935 additional Units (the "Placement Agent Units"), the Placement Agent Units to be identical to the Units issued in the Offering. For purposes of this Agreement, the term "Class C Warrants" shall include the Class C Warrants included in the Placement Agent Units, the term "Class D Warrants" shall include the Class D Warrants included in the Placement Agent Units, the term "Warrants" shall include the Warrants included in the Placement Agent Units, and the term "Warrant Shares" shall include the Warrant Shares issuable upon exercise of the Warrants included in the Placement Agent Units; and

         WHEREAS, the Company desires to set forth herein the terms of the Warrants and to provide for the issuance of certificates representing the Warrants.

         NOW, THEREFORE, in consideration of the above and foregoing premises and the mutual promises and agreements hereinafter set forth, it is agreed that:

         1.      Warrant Certificates.

                  (a) (i) Each Warrant shall entitle the holder in whose name the certificate shall be registered on the transfer books of the Company (a "Warrant Holder") to purchase one share of Common Stock at the exercise price set forth in Section 3(a), subject to modification and adjustment as provided in
Section 8 hereof. The Warrant certificates shall be detached from certificates representing shares of Common Stock comprising the Units and shall be distributed to the purchasers thereof and the Placement Agent at the closing of the Offering (the "Closing Date"). The Class C Warrant certificates shall be detached from the Class D Warrant certificates.

                  (b) Warrants shall be issuable only in whole number denominations or in quarterly fractions thereof both upon initial issuance and in connection with any exercise, transfer or exchange. Following their initial issuance, no Warrant certificates shall be issued except for: (i) certificates issued upon the exercise of any Warrant to evidence the unexercised Warrants held by the exercising Warrant Holder, (ii) certificates issued upon any transfer or exchange of certificates or as replacements for mutilated, lost, stolen or destroyed certificates or (iii) certificates issued to reflect an adjustment or change in the kind or amount of securities issuable upon exercise, or the exercise price thereof, pursuant to Section 8.

         2.       Form and Execution of Certificates.

                  (a) The Warrants shall be issued in registered form only. The forms of Warrant certificates shall be substantially as attached hereto as Exhibits A and B and shall include any such other terms and legends as may be required to comply with any applicable law or the rules and regulations of any stock exchange or market.

                  (b) Each Warrant certificate shall be sequentially numbered. Each Warrant certificate representing Class C Warrants shall have set forth thereon the designation "WC" and each Warrant certificate representing Class D Warrants shall have set forth thereon the designation "WD." The Warrant certificates shall be dated the date of their issuance.

                  (c) The Company shall act as its own warrant agent in connection with the issuance, registration, transfer, exchange and exercise of Warrants, or in its sole discretion, upon notice to the Warrant Holders, may appoint an entity that is registered as "transfer agent" under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to perform any one or more of such transactions (the "Warrant Agent").

                  (d) The Warrant certificates shall be manually signed on behalf of the Company by proper officers thereof (or, in the case of the appointment of a Warrant Agent other than the Company, by the facsimile signatures of the proper officers of the Company and countersigned by the Warrant Agent) and shall not be valid for any purpose unless so signed. In the event any officer of the Company who executed certificates (whether manually or by facsimile) shall cease to be an officer of the Company, such certificates shall have the same force and effect as though the person who signed such certificate had not ceased to be an officer of the Company.

         3.       Exercise; Expiration.

                  (a) Subject to the provisions of this Agreement, each Warrant may be exercised at a price (the "Exercise Price") of $3.00 per Warrant Share, subject to adjustment as provided herein, at any time during the period (the "Warrant Exercise Period") commencing on the Closing Date and, subject to
Section 3(b) hereof,  terminating on a date (the "Warrant Expiration Date") that
(i) in the case of the Class C Warrants is the third anniversary of the Closing Date or such earlier date as is provided for in Section 3(b) and (ii) in the case of the Class D Warrants is the third anniversary of the Closing Date or if the Warrant Expiration Date is a Saturday, Sunday, or a day on which banks in New York are not open for business (a "Business Day"), then the Warrant Expiration Date shall be the next Business Day; provided, however, that if the Shelf Registration Statement (as defined in the Registration Rights Agreement (as defined below)) has not become effective within 90 days after the Closing Date, or if the Shelf Registration Statement, regardless of when it is declared effective, does not remain effective through the Warrant Expiration Date, then the Warrant Exercise Period shall be extended for, respectively, (A) the number of days elapsed from the 90th day after the Closing Date through the date that the Shelf Registration Statement becomes effective and (B) such number of days as is necessary to provide that the Warrants are exercisable for the same number of trading days for which they would have been exercisable had the Shelf Registration Statement not ceased to be effective. Except as provided in Section 3(b) hereof, any such extension of the Warrant Exercise Period shall not extend the 30-day period referred to in Section 3(b).

                  (b) The Company shall have the right, in its sole discretion, on or after June 30, 1997, (i) to reduce the Exercise Price of the Warrants to a price that is 25% or more below the average Closing Price (as defined below) over the 10 consecutive trading days prior to the effective date of the price reduction (the "Price Reduction Date") (or if the Closing Price is based on the fair market value, the Closing Price on the trading day prior to the Price Reduction Date), and (ii) simultaneously accelerate the Warrant Expiration Date with respect to the Class C Warrants to the date that is 30 trading days after the date notice is given to the Warrant Holders of the price reduction (the "Notice Date") or, if such 30th trading day is not a Business Day, then the next Business Day. The Company may exercise its discretion under this Section 3(b) only if the Shelf Registration Statement is then effective. If after the Price Reduction Date and prior to the accelerated Warrant Expiration Date, the Shelf Registration Statement ceases to be effective, then the Warrant Expiration Period with respect to the Class C Warrants shall be extended for such number of days as is necessary to provide that the Shelf Registration Statement is effective for 30 trading days following the Notice Date.

                  (c) The Exercise Price of the Warrants shall be reduced automatically if (i) the Shelf Registration Statement has not become effective on or prior to the 90th day after the Closing Date or (ii) holders of shares of Common Stock or Warrant Shares are required pursuant to Section 4(C) of the Registration Rights Agreement to discontinue disposition of such shares or Warrant Shares for more than an aggregate of 120 days after the date that the Shelf Registration Statement is initially declared effective, to the extent and as more fully described in the Registration Rights Agreement.

                  (d) A Warrant shall be deemed to have been exercised immediately prior to the close of business on the date (an "Exercise Date") that the Warrant Holder has delivered to the Company at its corporate offices located at 110 Little Falls Road, Fairfield, NJ 07004 (the "Corporate Office"), or at any such other office or agency as the Company may designate, (i) the Warrant certificate with the Election to Purchase certification duly executed (the "Exercise Form") and (ii) payment in full of the aggregate Exercise Price. An Exercise Form shall be executed by the Warrant Holder thereof or his attorney duly authorized in writing. Payment of the Exercise Price of each Warrant shall be in cash or by official bank or certified check, money order or wire transfer of an amount equal to the Exercise Price then in effect, in lawful money of the United States of America. In addition, if at any time of exercise the Warrant Shares deliverable upon exercise of a Warrant have not been registered for sale by the Company under the Securities Act of 1933, as amended (the "Act"), the Company may require a written representation from the Warrant Holder to the effect that (i) the holder is an "accredited investor" as defined by Rule 501 under the Act (or such other reasonable representations as shall be necessary for the Company to conclude that the sale of the Warrant Shares to the Warrant Holder is an exempt transaction under the Securities Act), (ii) the Warrant Shares being acquired upon exercise are being purchased for investment and not for distribution in violation of the Act, (iii) acknowledging that such Warrant Shares have not been registered under the Act and (iv) agreeing that such Warrant Shares may not be sold or transferred unless there is an effective registration statement relating thereto under the Act or such sale or transfer is not in violation of the Act. The person entitled to receive the Warrant Shares deliverable on exercise shall be treated for all purposes as the holder of such Warrant Shares as of the close of business on the Exercise Date.

                  (e) The Company shall not be obligated to issue any fractional shares of Common Stock in connection with the exercise of any Warrant. In lieu of issuing any fractional Warrant Shares, the Company shall pay to any Warrant Holder who otherwise would have been entitled to a fractional Warrant Share cash (without interest) in an amount determined by multiplying the fractional interest to which such Warrant Holder would otherwise be entitled by the average of the closing sale prices for the Common Stock as reported on the NASDAQ National Market (or, if the Common Stock is not then listed for trading thereon, on such other principal market or exchange on which the Common Stock is then traded or, if no closing sale price is reported by the principal market or exchange on which the Common Stock is then traded, then the average of the closing bid and asked prices as reported) over the 10 consecutive trading days immediately prior to (but not including) the Exercise Date (or if no bid and asked prices are reported, then the fair market value of the Common Stock as determined by an investment banking firm mutually acceptable to the Company and the holders of a majority of the then-outstanding Warrants, based on the fair market value on the trading day immediately prior to the Exercise Date) (such average daily price over such ten-day period or fair market value being referred to herein as the "Closing Price").

                  (f) No Warrant may be exercised by the Warrant Holder, nor may any Warrant Shares be issued or delivered by the Company, unless on the Exercise Date (i) there is an effective registration statement covering the offer and sale of the applicable Warrant Shares under the Act and the Warrant Shares are registered or qualified for sale under applicable securities or "Blue Sky" statutes; or (ii) an exemption from registration or qualification thereunder is applicable.

                  (g) Within two Business Days after the Exercise Date, the Company, at its own expense, shall cause to be issued and sent for next Business Day delivery to the person or persons entitled to receive the same, a certificate or certificates in the name of the Warrant Holder for the number of Warrant Shares deliverable on such exercise. All Warrant Shares delivered upon the exercise of the Warrants shall be validly issued, fully paid and nonassessable.

                  (h) The Company may deem and treat the Warrant Holder as the absolute owner thereof for all purposes, and the Company shall not be affected by any notice to the contrary. No Warrant shall entitle the holder thereof to any of the rights of shareholders or to any dividend declared on the Common Stock unless such holder shall have exercised the Warrant on or prior to the record date fixed by the Board of Directors for the determination of holders of Common Stock entitled to such dividends or other rights.

         4.       Registration Rights.

                  The holders of Warrants and Warrant Shares shall have the registration rights provided for in the Registration Rights Agreement executed by the Company, the Placement Agent and the Warrant Holders on the date hereof (the "Registration Rights Agreement"). The Registration Rights Agreement is incorporated herein by reference as if set forth fully herein.

         5.       Reservation of Shares and Payment of Taxes.

                  (a) The Company covenants that it shall at all times reserve and have available from its authorized Common Stock such number of shares of Common Stock as shall then be issuable on the exercise of all outstanding Warrants. The Company covenants that all Warrant Shares shall be free from all taxes, liens and charges with respect to the issuance thereof.

                  (b) The Company shall pay all documentary, stamp or similar taxes and other government charges that may be imposed with respect to the issuance of the Warrants, and the issuance or delivery of any Warrant Shares upon the exercise of the Warrants, except that in the event that the Warrant Shares are to be delivered in a name other than the name of the Warrant Holder reflected on the certificate for the Warrant, no such delivery shall be made unless the person requesting the same has paid to the Company the amount of any such taxes, charges, or transfer fees incident thereto.

         6.       Registration of Transfer.

                  (a) The Warrant certificates may, subject to provisions of the Federal securities and state securities laws and the provisions of this Agreement, be transferred in whole or in part. Certificates to be transferred shall be surrendered to the Company at its Corporate Office or such other office or agency as the Company may designate.

                  (b) The Company shall keep transfer books which shall register Warrant certificates and the transfer thereof. On due presentment for registration of transfer of any certificate, the Company shall execute, issue and deliver to the transferee or transferees a new certificate or certificates representing an equal aggregate number of securities. All such certificates shall be duly endorsed or be accompanied by a written instrument or instruments of transfer in form reasonably satisfactory to the Company, together with an opinion of counsel, reasonably satisfactory in form and substance to counsel for the Company, that an exemption from registration under the Act for the transfer exists and a written representation from the transferee that (i) the Warrant is being acquired for investment and not for distribution otherwise than in compliance with the Act, (ii) acknowledging that the Warrant has not been registered under the Act and (iii) agreeing that the Warrant, if not registered under the Act, may not be transferred unless there is an effective registration statement with respect thereto or in the opinion of counsel, which shall be satisfactory in form and substance to counsel for the Company, such transfer is an exempt transaction under the Act.

                  (c) Prior to due presentment for registration of transfer thereof, the Company may treat the Warrant Holder as the absolute owner thereof (notwithstanding any notations of ownership or writing thereon made by anyone), and the Company shall not be affected by any notice to the contrary.

         7.       Loss or Mutilation.

                  On receipt by the Company of satisfactory evidence of the loss, theft, destruction or mutilation of any Warrant certificate, the Company shall execute and deliver to a Warrant Holder in lieu thereof a new Warrant certificate representing an equal number of Warrants. In the case of loss, theft or destruction of any certificate, the Warrant Holder shall be required to indemnify the Company and, in the case of a Warrant Holder that is not an institutional investor, to post an indemnity bond as a condition to the issuance of a replacement certificate. In the event a certificate is mutilated, such certificates shall be surrendered and canceled by the Company prior to delivery of a new certificate. The Warrant Holder shall also comply with such other regulations and pay such other reasonable charges as the Company may prescribe.

         8.       Adjustment of Exercise
                  Price and Number of Shares Purchasable.

                  (a) (i) Except as otherwise provided in Section 8(b) and subject to the exceptions set forth in Section 8(c), in the event the Company shall, at any time or from time to time after the date hereof,
         (A) sell or issue any shares of Common Stock for a consideration per share that is less than the Closing Price of the Common Stock (as defined in Section 3(e)) on the last trading day preceding the date of the sale or issuance, (B) issue any shares of Common Stock as a stock dividend to the holders of shares of Common Stock, or (C) subdivide or combine the outstanding shares of Common Stock into a greater or lesser number of shares of Common Stock, then in each such case the Exercise Price in effect immediately prior to such event shall be changed to the Exercise Price (calculated to the nearest cent) determined by multiplying the Exercise Price in effect immediately prior thereto by a fraction, (1) the numerator of which shall be the sum of the number of shares of Common Stock outstanding immediately prior to the issuance of such additional shares and the number of shares of Common Stock that the aggregate consideration received (determined as provided in Section 8(b)) for the issuance of such additional shares would purchase at the Closing Price and (2) the denominator of which shall be the sum of the number of shares of Common Stock outstanding immediately after the issuance of such additional shares. Such adjustment shall be made successively whenever such an issuance is made.

                           (ii) Upon the adjustment of the Exercise Price pursuant to this Section 8, the total number of shares of Common Stock purchasable upon exercise of each Warrant shall be such number of shares (calculated to the nearest one-tenth of a share) purchasable at the Exercise Price in effect immediately prior to such adjustment multiplied by a fraction, (1) the numerator of which shall be the Exercise Price in effect immediately prior to such adjustment and (2) the denominator of which shall be the Exercise Price in effect immediately after such adjustment.

                  (b) For purposes of Section 8(a), the following provisions shall be applicable:

                           (i) The number of shares of Common Stock outstanding at any given time shall not include shares of Common Stock owned or held by or for the account of the Company, and the sale of such shares shall be a sale for purposes of Section 8(a).

                           (ii) No adjustment of the Exercise Price shall be made unless such adjustment would require an increase or decrease of at least $.01 in the Exercise Price; provided that any adjustments that by reason of this clause (ii) are not required to be made shall be carried forward and shall be made at the time of and together with the next subsequent adjustment that, together with all adjustments so carried forward, require an increase or decrease of at least $.01 in the Exercise Price.

                           (iii) In the event of (A) the sale by the Company (or as a component of a unit being sold) of any rights or warrants to subscribe for or purchase, or any options for the purchase of, either Common Stock or any securities that are convertible into or exchangeable for Common Stock (such securities convertible or exchangeable into Common Stock being herein referred to as "Convertible Securities") or (B) the issuance by the Company, without the receipt by the Company of any consideration therefor, of any rights or warrants to subscribe for or purchase, or any options for the purchase of, Common Stock or Convertible Securities (in either case whether or not such rights, warrants or options, or the right to convert or exchange such Convertible Securities, are immediately exercisable), and the price per share for which Common Stock is issuable upon the exercise of such rights, warrants or options or upon the conversion or exchange of such Convertible Securities (determined by dividing (1) the minimum aggregate consideration payable to the Company upon the exercise of such rights, warrants or options, plus the consideration, if any, received by the Company for the issuance or sale of such rights, warrants or options, plus, in the case of such Convertible Securities, the minimum aggregate amount of additional consideration, if any (other than the surrender of such Convertible Securities), payable upon the conversion or exchange thereof, by (2) the total maximum number of shares of Common Stock issuable upon the exercise of such rights, warrants or options or upon the conversion or exchange of the Convertible Securities issuable upon the exercise of such rights, warrants or options) is less than the Closing Price of the Common Stock on the last trading day preceding the date of the issuance or sale of such rights, warrants or options, then for purposes of Section 8(a) the total maximum number of shares of Common Stock issuable upon the exercise of such rights, warrants, or options and upon the conversion or exchange of such Convertible Securities shall be deemed to be outstanding shares of Common Stock as of the date of the issuance or sale of such rights, warrants or options and shall be deemed to have been sold for cash in an amount equal to such price per share.

                           (iv) In the event of the sale by the Company of any Convertible Securities, whether or not the right of conversion or exchange thereunder is immediately exercisable, and the price per share for which Common Stock is issuable upon the conversion or exchange of such Convertible Securities (determined by dividing (1) the total amount of consideration received by the Company for the sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any (other than the surrender of such Convertible Securities), payable upon the conversion or exchange thereof, by (2) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of such Convertible Securities) is less than the Closing Price of the Common Stock on the last trading day preceding the date of the sale of such Convertible Securities, then for purposes of
         Section 8(a) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of such Convertible Securities shall be deemed to be outstanding shares of Common Stock as of the date of the sale of such Convertible Securities and shall be deemed to have been sold for cash in an amount equal to such price per share.

                             (v) In the case of the sale by the Company of shares of Common Stock, Convertible Securities, or rights or warrants to subscribe for or the purchase of, or options for the purchase of, Common Stock or Convertible Securities in exchange for property, assets or rights (other than cash), the fair market value of the consideration received by the Company shall be determined in good faith by the Board of Directors. Whenever the Board of Directors of the Company shall be required to make a determination in good faith of the fair market value of any consideration and determine such value to be in excess of $7.5 million, such determination shall be supported by an opinion of an independent appraiser or financial advisor of recognized standing that is selected by the Board of Directors.

                           (vi) On the expiration of any rights or warrants to subscribe for or purchase, or any options for the purchase of, Common Stock or Convertible Securities, or the termination of any right to convert or exchange Convertible Securities, in respect of which any adjustments previously shall have been made in accordance with clause
         (iii), (iv), (v) or (viii) of this Section 8(b), the Exercise Price in effect immediately prior to the time of such expiration or termination shall be adjusted to such Exercise Price as would be applicable had such adjustments not been made with respect to (A) the issuance of or the adjustment of the Exercise Price of such rights, warrants or options which have expired or (B) the issuance of or the adjustment of the conversion or exercise price of such Convertible Securities the rights under which to convert or exchange have terminated.

                           (vii) In case of the sale or issuance for cash of any shares of Common Stock, any Convertible Securities, any rights or warrants to subscribe for or purchase, or any options for the purchase of, Common Stock or Convertible Securities, the consideration received by the Company therefor shall be deemed to be the gross sales price therefor without deducting therefrom any expense paid or incurred by the Company or any underwriting discounts or commissions or concessions paid or allowed by the Company in connection therewith.

                           (viii) In case the Company shall make a nonmandatory modification to the rights of conversion, exchange or exercise of any outstanding securities of the type described in paragraphs (iii) or
         (iv) above ("Covered Securities") subsequent to the issuance thereof and, as a consequence of such modification, the consideration per share received and to be received by the Company, after giving effect to such modification, is less than the Closing Price on the date of such modification (after giving effect to the deemed expiration or cancellation of the then-outstanding Covered Securities in accordance with the provisions of paragraph (vi)), the Exercise Price in effect after such modification shall be determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction, (A) the numerator of which shall be the number of shares of Common Stock outstanding on the date of the modification, plus the number of shares of Common Stock that the aggregate consideration received by the Company upon the original issuance of such Covered Securities, if any, and receivable by the Company for the conversion, exchange and exercise of the Covered Securities, after giving effect to the modification, would purchase at the Closing Price and (B) the denominator of which shall be the number of shares of Common Stock outstanding on the date of the modification, plus the number of shares of Common Stock issuable upon conversion, exchange and exercise of the modified Covered Securities.

                  (ix) In the event that the Company subsequent to the date hereof shall issue any securities of the type described in paragraphs
         (iii) or (iv) above ("Future Securities") and the terms of any such Future Securities provide for anti-dilution adjustments that are triggered as a consequence of the operation of anti-dilution adjustments in any other securities issued by the Company, then the Warrants shall be adjusted pursuant to the terms of this Section 8 to give effect to such adjustment in the same manner and to the same extent as is provided for under the terms of such other security.

                  (x) If the Company shall issue any rights or warrants to subscribe for or purchase, or options for the purchase of, Common Stock or Convertible Securities with a variable exercise price, or shall issue Convertible Securities with a variable conversion price, other than variability that solely is the result of customary anti-dilution adjustments ("Variable Securities"), no adjustment contemplated by
         Section 8(a) with respect to such Variable Securities shall be made at the time of the issuance of such Variable Securities. Instead, the adjustments contemplated by Section 8(a) shall be made as follows: (i) all Variable Securities as to which the exercise or conversion price became fixed prior to the date of exercise of a Warrant will be deemed to have been issued on the date that the exercise or conversion price of such Variable Securities became fixed and (ii) all Variable Securities as to which the exercise or conversion price is not fixed as of the date of the exercise of such Warrant will be deemed to have been issued as of the close of business on the last business day preceding the date of exercise of such Warrant with an exercise or conversion price equal to the variable price then in effect, except that the adjustment pursuant to paragraph (ii) of Section 8(a) shall be calculated to the nearest 1/1000th of a share. Within two business days of a request received from any Warrant Holder, the Company shall advise such Warrant Holder of the Exercise Price and the number of shares of Common Stock purchasable upon the exercise of each Warrant recomputed as of the date of such request in accordance with the provisions of this paragraph (x).

                  (c) No adjustment to the Exercise Price of the Warrants or to the number of shares of Common Stock purchasable upon the exercise of each Warrant will be made:

                           (i) upon the issuance or sale of any securities (including stock options) of the Company that are issued pursuant to any stock option or stock bonus plan or arrangement of the Company for the benefit of directors, officers or employees of the Company, that is in effect on the date hereof; or

                           (ii) upon the sale or exercise of the Warrants or any adjustment to the Exercise Price thereof; or

                           (iii) upon the issuance or sale of Common Stock or Convertible Securities as the result of the exercise of any rights or warrants to subscribe for or purchase, or any options for the purchase of, Common Stock or Convertible Securities, whether or not such rights, warrants or options were outstanding on the date of this Agreement or were thereafter issued or sold (provided that adjustments were made for the issuance of such rights, warrants and options and each required adjustment under Section 8(b)(viii)); or

                           (iv) upon the issuance or sale of Common Stock as the result of the conversion or exchange of any Convertible Securities, whether or not such Convertible Securities were outstanding on the date of this Agreement or were thereafter issued or sold (provided that adjustments were made for the issuance of such Convertible Securities and each required adjustment under Section 8(b)(viii)); or

                           (v) upon the issuance of any additional Units contemplated by the introductory paragraph of this Agreement and the Confidential Private Placement Memorandum dated September 27, 1996, as supplemented by a Supplement thereto dated October 9, 1996.

                  (d) As used in this Section 8, the term "Common Stock" shall mean the Common Stock as designated in the Company's Certificate of Incorporation on the date hereof and shall also include any capital stock of any class of the Company hereafter authorized that shall not be limited to a fixed sum or percentage in respect of the rights of the holders thereof to participate in dividends and in the distribution of assets upon the voluntary liquidation, dissolution or winding up of the Company; provided, however, that the shares issuable upon exercise of the Warrants shall be the shares so designated as Common Stock on the date hereof or (i) in the case of any reclassification, change, consolidation, merger, sale or conveyance of the character referred to in Section 8(e), the stock, securities or property provided for in such section, or (ii) in the case of any reclassification or change in the outstanding shares of Common Stock issuable upon exercise of the Warrants consisting of a change in par value, or from par value to no par value, or from no par value to par value, such shares of Common Stock as so reclassified or changed.

                  (e) In case of any reclassification, capital reorganization or other change in the Common Stock, or in case of any consolidation or merger of the Company with or into another corporation (other than a consolidation or merger in which the Company is the continuing corporation and which does not result in any reclassification, capital reorganization or other change in the Common Stock), or in case of any sale or conveyance to another corporation of the property of the Company as, or substantially as, an entirety, the Company shall cause effective provision to be made so that each registered holder of a Warrant then outstanding shall have the right thereafter, by exercising such Warrant, to purchase the kind and number of shares of stock or other securities or property (including cash) receivable upon such reclassification, capital reorganization or other change, consolidation, merger, sale or conveyance by a holder of the number of shares of Common Stock that could have been purchased upon the exercise of such Warrant immediately prior to such reclassification, capital reorganization or other change, consolidation, merger, sale or conveyance, and in any such case appropriate adjustments shall be made in the application of the provisions of this Section 8 with respect to rights and interests thereafter of the holder to the end that the provisions of this
Section 8 shall thereafter be applicable, as near as reasonably practicable, in relation to any shares or other property thereafter purchasable upon the exercise of a Warrant. The Company shall not effect any such consolidation, merger or sale unless prior to, or simultaneously with, the consummation thereof the successor (if other than the Company) resulting from such consolidation or merger or the corporation purchasing the property of the Company shall assume, by written instrument executed and delivered to the Company, the obligation to deliver to the holder of each Warrant such shares of stock, securities or property as, in accordance with the foregoing provisions, such holder shall be entitled to purchase (and the other obligations of the Company under this Agreement). The foregoing provisions shall similarly apply to successive reclassifications, capital reorganizations and other changes in the Common Stock and to successive consolidations, mergers, sales or conveyances.

                  (f) After each adjustment of the Exercise Price pursuant to this Section 8, the Company promptly will prepare a statement, certified by its Chairman or President and by its Treasurer or Assistant Treasurer, setting forth: (i) in reasonable detail the computation of the Exercise Price, as so adjusted, and the computation of the number of shares of Common Stock purchasable upon exercise of each Warrant, as so adjusted, and (ii) a brief description of the circumstances giving rise to the adjustment. The Company shall deliver a copy of such statement to each Warrant Holder by overnight courier or by facsimile, with a confirmation copy sent by either overnight or two-day courier. The Company will allow any Warrant Holder or its representative to inspect the books and records of the Company to the extent necessary to verify any such computation.

                  (g)  Irrespective  of any adjustments in the Exercise Price or the number of shares of Common Stock purchasable upon exercise of the Warrants, the Warrant certificates theretofore and thereafter issued shall, unless the Company in its sole discretion shall determine to issue new Warrant certificates, continue to express the Exercise Price per share and the number of shares purchasable thereunder as were expressed in the Warrant certificates when the same were originally issued.

                  (h) The Company will not, by amendment of its Certificate of Incorporation or through any consolidation, merger, reorganization, transfer of assets, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of the Warrants, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as reasonably may be necessary or appropriate (including, if necessary or appropriate, making equitable adjustments to the kind and amount of securities issuable upon the exercise of the Warrants and the Exercise Price) in order to protect the rights of the holders of the Warrants against dilution or other impairment.

                  (i) In case the Company  shall take a record of the holders of its Common Stock for the purpose of (i) entitling them to receive a dividend or any other distribution in respect of the Common Stock payable in cash or other property, (ii) entitling them to subscribe for or purchase any shares of stock of any class or to receive any other rights, (iii) any classification, reclassification or other reorganization of the capital stock of the Company, any consolidation or merger of the Company with or into another corporation, or any conveyance of all or substantially all of the assets of the Company, or (iv) the voluntary or involuntary dissolution, liquidation or winding up of the Company, then, and in any such case, the Company shall mail to each Warrant Holder, at least 15 days prior to such record date, a notice stating the date or expected date on which a record is to be taken for the purpose of such dividend, distribution of rights, or the date on which such classification, reclassification, reorganization, consolidation, merger, conveyance, dissolution, liquidation or winding up, as the case may be, is to take place. Such notice shall also specify the date or expected date, if any is to be fixed, on which said dividend, distribution of rights, or an exchange of shares of Common Stock for securities or other property deliverable upon such classification, reclassification, reorganization, consolidation, merger, conveyance, dissolution, liquidation or winding up, as the case may be, is expected to occur, provided, however, that the failure to give such notice shall not affect the validity of any such proceeding or transaction.

         9.       Obtaining of Governmental Approvals
                  and Stock Exchange Listings.

                  The Company will use its best efforts (a), except that the Company is not obligated to register the Warrant Shares for sale by the Company under the Securities Act, to obtain and keep effective any and all permits, consents and approvals of governmental agencies and authorities and make any necessary filings under federal or state securities laws, which may be or become requisite in connection with the issuance, sale and delivery of the Warrant certificates, the exercise of the Warrants and the issuance, sale, transfer and delivery of the Warrant Shares and (b) to cause the Warrant Shares, prior to their sale pursuant to any registration statement filed in accordance with the Registration Rights Agreement or other transfer which is not restricted under the federal securities laws, to be listed on the NASDAQ National Market or the principal securities exchange or market within the United States of America on which the Common Stock is then listed.

         10.     Notices.

                  All notices, demands, elections, opinions or requests (however characterized or described) required or authorized hereunder shall be in writing and shall be delivered by hand or sent by registered or certified mail, return receipt requested and postage prepaid, or by facsimile transmission to, in the case of the Company:

                           Unigene Laboratories, Inc.
                           110 Little Falls Road
                           Fairfield, NJ  07004
                           Telecopier: (201) 227-6088
                           Attention: Ronald S. Levy

and if to the Warrant Holder at the address of such holder as set forth on the transfer books maintained by or on behalf of the Company.

                  All such notices and communications shall be deemed to have been duly given when delivered by hand, if personally delivered; five business days after being deposited in the mail, postage prepaid; upon receipt, if sent by facsimile (followed by a confirmation copy sent by either overnight or two-day courier).

         11.    Third Party Beneficiaries.

                  Each registered holder of a Warrant, whether or not such holder is a party to this Agreement, is an intended beneficiary of this Agreement, and this Agreement may be enforced by such registered holder. Nothing in this Agreement shall be construed to give any person or entity, other than the Company and the registered holders of the Warrants, any legal or equitable right, remedy or claim under this Agreement.

         12.    Further Instruments.

                  The parties shall execute and deliver any and all such other instruments and take any and all other actions as may be reasonably necessary to carry out the intention of this Agreement.

         13.      No Inconsistent Agreements.

                  The Company has not, as of the date hereof, and the Company shall not, after the date of this Agreement, enter into any agreement with respect to any of its securities that is inconsistent with the rights granted to the Warrant Holders in this Agreement or otherwise conflicts with the provisions hereof. The Company will not enter into any agreement which will grant any such rights that are in conflict with the rights afforded by this Agreement.

         14.      Amendments and Waivers.

                  The Company may, without the consent or concurrence of the holders of the Warrants, make any changes or corrections in this Agreement that are necessary or desirable to cure any ambiguity or to correct any defective provision, mistake or manifest error herein contained; provided that such changes do not adversely affect the rights or interests of the holders of the Warrants. Otherwise, the provisions of this Agreement may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given, except with the prior written consent of the Company and the registered holders of not less than a majority of the then-outstanding Warrants (or, in the case of a change that affects only one of the two classes of Warrants, then only with the prior written consent of the holders of not less than a majority of the Warrants of that class); provided, however, that no change in the number of the Warrant Shares purchasable upon the exercise of any Warrant, no increase in the Exercise Price and no acceleration of the Warrant Expiration Date shall be made without the consent in writing of each Warrant Holder.

         15.      Successors and Assigns.

                  This Agreement shall inure to the benefit of and be binding upon the successors and permitted assigns of each of the parties hereto.

         16.      Counterparts.

                  This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

         17.      Headings.

                  The  headings  in  this  Agreement  are  for   convenience  of
reference only and shall not limit or otherwise affect the meaning hereof.

         18.      GOVERNING LAW.

                  THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, AS APPLIED TO CONTRACTS MADE AND PERFORMED WHOLLY WITHIN THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW. EACH OF THE PARTIES HERETO AGREES, AND EACH BENEFICIARY HEREOF SHALL BE BOUND, TO SUBMIT TO THE JURISDICTION OF ANY STATE OR FEDERAL COURT LOCATED IN THE SOUTHERN DISTRICT OF THE STATE OF NEW YORK IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT.

         19.      Severability.

                  If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, illegal, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions set forth herein shall, to the extent permitted by law, remain in full force and effect and shall in no way be affected, impaired or invalidated, and the parties hereto shall use their best efforts to find and employ an alternative means to achieve the same or substantially the same result as that contemplated by such invalid, illegal, void or unenforceable term, provision, covenant or restriction. It is hereby stipulated and declared to be the intention of the parties that they would have executed the remaining terms, provisions, covenants and restrictions without including any term, provision, covenant or restriction that may be hereafter declared invalid, illegal, void or unenforceable.

         20.      Entire Agreement.

                  This Agreement, together with the Registration Rights Agreement, the Subscription Agreements executed in connection with the Offering (the "Subscription Agreements") and, with respect to the Placement Agent, the Placement Agency Agreement executed in connection with the Offering (the "Placement Agency Agreement"), is intended by the parties hereto as a final expression of their agreement and intended to be a complete and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein. This Agreement, the Registration Rights Agreement, the Subscription Agreements, and, with respect to the Placement Agent, the Placement Agency Agreement supersede all prior agreements between the parties with respect to such subject matter. There are no representations, promises, warranties or undertakings between the parties hereto with respect to the subject matter hereof, other than those set forth or referred to herein and therein and in the Confidential Private Placement Memorandum dated September 27, 1996, as it may be amended or supplemented to the date hereof, relating to the Offering.

                                              [signature pages follow]

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed on the date first set forth above.


                                                     UNIGENE LABORATORIES, INC.


                                               By:   /s/Ronald S. Levy
                                                     ------------------
                                                        Ronald S. Levy
                                                        Vice President


                                                     BT SECURITIES CORPORATION


                                               By:   /s/Peter R. Barry
                                                     -----------------
                                                        Peter R. Barry
                                                        Vice President



                       [additional signature pages follow]

                                WARRANT AGREEMENT

                                 SIGNATURE PAGE
                            FOR INDIVIDUAL PURCHASERS




Jeffrey Dobbs
Name of Purchaser #1                                Name of Purchaser #2
(Please print or type)                              (Please print or type)


/s/Jeffrey Dobbs
----------------
Signature                                                  Signature

                                WARRANT AGREEMENT

                                 SIGNATURE PAGE
                            FOR INDIVIDUAL PURCHASERS



William J. Jacobs
Name of Purchaser #1                                Name of Purchaser #2
(Please print or type)                              (Please print or type)


/s/William J. Jacobs
--------------------
Signature                                                  Signature

                                WARRANT AGREEMENT

                                 SIGNATURE PAGE
                            FOR INDIVIDUAL PURCHASERS




Stephen J. Mazur
Name of Purchaser #1                                Name of Purchaser #2
(Please print or type)                              (Please print or type)


/s/Stephen J. Mazur
-------------------
Signature                                                 Signature

                                WARRANT AGREEMENT

                                 SIGNATURE PAGE
                            FOR INDIVIDUAL PURCHASERS



Vincent A. Rossi, Jr.
Name of Purchaser #1                                Name of Purchaser #2
(Please print or type)                              (Please print or type)


/s/Vincent A. Rossi, Jr.
------------------------
Signature                                                 Signature

                                WARRANT AGREEMENT

                                 SIGNATURE PAGE
                           FOR PARTNERSHIP PURCHASERS


Annapurna Partners, L.P.
Name of Partnership (Please print or type)


By /s/Hope Taitz
   -------------
     Signature of a General Partner
     Name: Hope Taitz
     Title:  President
     Ely Capital Advisors, LLC (authorized representative)

By ------------------------------------------------
     Signature of Additional General Partner
     (if required by partnership agreement)



By ________________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)

                                WARRANT AGREEMENT

                                 SIGNATURE PAGE
                           FOR PARTNERSHIP PURCHASERS


Catalyst Partners, L.P.
Name of Partnership (Please print or type)


By /s/Allison J. Rosen
   -------------------
     Signature of a General Partner
     Name: Allison J. Rosen

By /s/Hope Taitz
   -------------
     Signature of Additional General Partner
     Name: Hope Taitz

By ________________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)

                                WARRANT AGREEMENT

                                 SIGNATURE PAGE
                           FOR PARTNERSHIP PURCHASERS


CL Investment Partnership II, L.P.
Name of Partnership (Please print or type)


By /s/Ted Ammon
   ------------
     Signature of a General Partner
     Name: Ted Ammon

By ________________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)


By ________________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)

                                WARRANT AGREEMENT

                                 SIGNATURE PAGE
                           FOR PARTNERSHIP PURCHASERS


Turnberry Capital Partners, L.P.
Name of Partnership (Please print or type)


By /s/
     Name: Turnberry Capital Management, L.P.
     Its General Partner


By /s/Vincent A. Rossi, Jr.
   ------------------------
     Signature of Additional General Partner
     Name: Vincent A. Rossi, Jr.
     Title: Managing Director


By ________________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)

                                WARRANT AGREEMENT

                                 SIGNATURE PAGE
                           FOR PARTNERSHIP PURCHASERS


Woodstead Associates II, L.P.
Name of Partnership (Please print or type)
By: RDS Woodstead, Inc., its General Partner


By /s/David A. Persing
   -------------------
   Signature of General Partner
   Name: David A. Persing
   Title: Senior Vice President


By ________________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)

                                WARRANT AGREEMENT

                                 SIGNATURE PAGE
                           FOR PARTNERSHIP PURCHASERS


Nelson Partners
Name of Partnership (Please print or type)


By /s/Cre Dupuy
   ------------
     Signature of General Partner
     Name: Cre Dupuy
     Title: Officer

By ________________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)

By ________________________________________________
     Signature of Additional General Partner
     (if required by partnership agreement)

                                WARRANT AGREEMENT

                                 SIGNATURE PAGE
                            FOR CORPORATE PURCHASERS



Continental Casualty Company
Name of Corporation (Please print or type)


By /s/Richard Dubberke
   -------------------
     Signature of Authorized Agent
     Name:  Richard Dubberke
     Title: Vice President

                                WARRANT AGREEMENT

                                 SIGNATURE PAGE
                            FOR CORPORATE PURCHASERS



Legg Mason High Yield Fund
Name of Corporation (Please print or type)


By /s/Trudie Whitehead
   -------------------
     Signature of Authorized Agent
     Name:  Trudie Whitehead
     Title: Portfolio Manager/Principal

                                WARRANT AGREEMENT

                                 SIGNATURE PAGE
                            FOR CORPORATE PURCHASERS



Olympus Securities, Ltd.
Name of Corporation (Please print or type)


By /s/Cre Dupuy
   ------------
     Signature of Authorized Agent
     Name:  Cre Dupuy
     Title: Alternate Director

                                    EXHIBIT A


     THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS AND NEITHER THE SECURITIES NOR ANY INTEREST THEREIN MAY BE OFFERED, SOLD, TRANSFERRED, PLEDGED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT AND SUCH LAWS OR AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT AND SUCH LAWS.

                           CLASS C WARRANT CERTIFICATE

                           UNIGENE LABORATORIES, INC.


Warrant No. WC-________                        No. of Class C Warrants: ________

     This certifies that, for value received and subject to the terms and conditions set forth herein, _______________________________ or its registered assign (the "Warrant Holder"), is the registered holder of _____ Class C Warrants. This Class C Warrant has been issued pursuant to, and is subject to the terms and conditions set forth in, a Warrant Agreement dated October __, 1996, by and among Unigene Laboratories, Inc. (the "Company"), BT Securities Corporation, and the other initial purchasers of Class C Warrants (the "Warrant Agreement").

         1. Exercise. Each whole Class C Warrant evidenced hereby is exercisable by the Warrant Holder at any time on or prior to the Warrant Expiration Date (as defined in Section 2) to purchase, at an exercise price of $3.00 per Class C Warrant (the "Exercise Price"), one (1) share of the common stock, par value $.01 per share (the "Common Stock"), of the Company. (The shares of Common Stock acquirable upon exercise hereof are referred to herein as "Warrant Shares.") Notwithstanding the foregoing, no Warrant may be exercised by the Warrant Holder, nor may any Warrant Shares be issued or delivered by the Company, unless on the Exercise Date (i) there is an effective registration statement covering the offer and sale of the applicable Warrant Shares under the Securities Act of 1933, as amended (the "Act") and the Warrant Shares are registered or qualified for sale under applicable securities or "Blue Sky" statutes; or (ii) an exemption from registration or qualification thereunder is applicable. The Company may require, as a condition of allowing the exercise of this Class C Warrant, that the Warrant Holder furnish to the Company a written representation from the Warrant Holder to the effect that (i) the holder is an "accredited investor" as defined by Rule 501 under the Act (or such other reasonable representations as shall be necessary for the Company to conclude that the sale of the Warrant Shares to the Warrant Holder is an exempt transaction under the
Act), (ii) the Warrant Shares being acquired upon exercise are being purchased for investment and not for distribution in violation of the Act, (iii) acknowledging that such Warrant Shares have not been registered under the Act and (iv) agreeing that such Warrant Shares may not be sold or transferred unless there is an effective registration statement relating thereto under the Act, or, such sale or transfer is not in violation of the Act. No fractional shares may be acquired upon exercise hereof.

         2. Term of Warrant. The Class C Warrants evidenced by this certificate may be exercised at any time, and from time to time, in whole or in part prior to 5:00 P.M. on _______________ (the "Warrant Expiration Date"); provided, however, that if the Company exercises its right under Section 2(b) of the Warrant Agreement to reduce the exercise price of the Class C Warrants and the Class D Warrants, then this Class C Warrant shall expire on the date that is 30 trading days after the Notice Date (as defined in the Warrant Agreement), subject to extension under certain circumstances as described in the Warrant Agreement (or, if such 30th trading day is not a Business Day (as defined in the Warrant Agreement), then on the next Business Day); and provided further, that if the Warrant Shares are not, within 90 days after the Closing Date (as defined in the Warrant Agreement), covered by an effective registration statement under the Act for the resale of such Warrant Shares or such registration statement does not remain effective through the Warrant Expiration Date, then the Warrant Expiration Date shall be extended for, respectively, (A) the number of days elapsed from the 90th day after the closing of the Offering through the date that such registration statement becomes effective and (B) such number of days as is necessary to provide that the Warrants are exercisable for the same number of trading days for which they would have been exercisable had such registration statement not ceased to be effective.

         3. Adjustments. The Exercise Price and the number of shares of Common Stock issuable upon the exercise of the Class C Warrants is subject to adjustment under certain circumstances as set forth in Section 8 of the Warrant Agreement, including upon the issuance of a stock dividend, a subdivision or combination of the Common Stock, and the issuance of Common Stock at a price per share that is less than the Closing Price (as defined in the Warrant Agreement) of the Common Stock. The Exercise Price of the Class C Warrants is subject to reduction if a registration statement has not become effective on or prior to the 90th day after the Closing Date or if holders of shares issued or issuable upon exercise of the Warrant are required to discontinue disposition thereof for more than an aggregate of 120 days after the date that the registration statement is initially declared effective, to the extent and as more fully set forth in the Registration Rights Agreement (as defined in the Warrant Agreement).

         4. Manner of Exercise. The Class C Warrants evidenced hereby may be exercised by delivery to the Company at its corporate offices located at 110 Little Falls Road, Fairfield, N.J. 07004, or such other office or agency as the Company may designate, of (i) this Class C Warrant certificate, with the attached Election to Purchase Certificate duly executed and (ii) payment in full of the aggregate Exercise Price for the number of Class C Warrants being exercised by official bank or certified check, money order or wire transfer in lawful money of the United States of America.

         5. Issuance of Common Stock upon Exercise. Within two Business Days (as defined in the Warrant Agreement) after the exercise date of a Class C Warrant, the Company, at its own expense, shall cause to be issued and sent for next Business Day delivery, a certificate or certificates for the whole number of Warrant Shares to which the Warrant Holder is entitled upon such exercise. Cash will be issued in lieu of any fractional share of Common Stock to which the Warrant Holder otherwise would be entitled. The Warrant Shares delivered upon the exercise of the Class C Warrants shall be validly issued, fully paid and nonassessable. Irrespective of the date of issuance and delivery of any Warrant Shares, upon the exercise of a Class C Warrant, each person in whose name any such certificate is to be issued will for all purposes be deemed to have become the holder of record of the Warrant Shares acquired on the date on which the Class C Warrant has been duly exercised.

         6. Registration Rights. The Company has agreed to file a registration statement with respect to the resale of the Warrant Shares issuable upon exercise of the Class C Warrants and to use its best efforts to cause such registration statement to be declared effective, as more fully set forth in the Registration Rights Agreement.

         7. No Right as Shareholder. The Warrant Holder is not, by virtue of the ownership of this Class C Warrant, entitled to any rights whatsoever as a shareholder of the Company.

         8. Transfer or Assignment. A Class C Warrant may not be transferred or assigned unless the Warrant Holder provides to the Company an opinion of counsel, reasonably satisfactory in form and substance to counsel for the Company, that an exemption from registration under the Act for the transfer exists and the transferee provides a written representation that (i) the Class C Warrant is being acquired for investment and not for distribution otherwise than in compliance with the Act, (ii) acknowledging that the Class C Warrant has not been registered under the Act for sale to the transferee and (iii) agreeing that the Class C Warrant may not be transferred unless there is an effective registration statement with respect thereto under the Act, or in the opinion of its counsel delivered to the Company, which opinion shall be satisfactory in form and substance to counsel for the Company, such transfer is an exempt transaction under the Act.

         9.       State Legends.

         Residents of Florida are advised of the following:

                  THE SECURITIES OFFERED HEREBY HAVE NOT BEEN REGISTERED UNDER THE FLORIDA SECURITIES ACT, WHICH ACT PROVIDES, IN RELEVANT PART, THAT "ANY SALE IN THIS STATE MADE PURSUANT TO THIS SUBSECTION IS VOIDABLE BY THE PURCHASER IN SUCH SALE EITHER WITHIN THREE DAYS AFTER THE FIRST TENDER OF CONSIDERATION IS MADE BY SUCH PURCHASER TO THE ISSUER, AN AGENT OF THE ISSUER OR AN ESCROW AGENT OR WITHIN THREE DAYS AFTER THE AVAILABILITY OF THAT PRIVILEGE IS COMMUNICATED TO SUCH PURCHASER, WHICHEVER OCCURS LATER."

                  THIS NOTICE SERVES AS SUCH COMMUNICATION. THE VOIDING OF A SALE IS WITHOUT PENALTY.

         10. Warrant Agreement. The terms and conditions of this Class C Warrant are set forth in the Warrant Agreement which is incorporated herein by this reference as if fully set forth herein and made a part hereof, and to which the Warrant Holder, by the acceptance of this certificate, agrees to be bound. To the extent of any conflict between this certificate and the Warrant Agreement, the terms and conditions of the Warrant Agreement shall control.

         IN WITNESS WHEREOF, the Company has caused this Warrant certificate to be signed on its behalf by its President, his signature to be attested to by its Secretary, and its corporate seal to be hereunto affixed this __________day of____________, 199__.


[SEAL]                                               UNIGENE LABORATORIES, INC.
                                                     on behalf of the Company
                                                     and as Warrant Agent



                                                     By:_______________________


Attest:  _________________________________
                  Name: ___________________________
                  Title: ____________________________

                   [Form of Election to Purchase Certificate]

                    (To Be Executed Upon Exercise of Warrant)

                  The undersigned hereby irrevocably elects to exercise the right, represented by this Warrant certificate, to purchase _______ shares of Common Stock of Unigene Laboratories, Inc. (the "Company") and herewith tenders payment for such shares to the order of the Company in the amount of $______ in cash or by official bank or certified check, money order or wire transfer.

                  The undersigned requests that a certificate for such shares be registered in the name of ___________________, which person, if other than the undersigned, is the __________ (e.g., nominee or affiliate) of the undersigned, and whose address is __________________________ and that such shares be delivered to ___________________________ whose address is ________________.

                  If said number of shares is less than all of the shares of Common Stock purchasable hereunder, the undersigned requests that a new Warrant certificate representing the remaining balance of such shares be registered in the name of ________________, which person, if other than the undersigned, is the _____________ (e.g., nominee or affiliate) of the undersigned, and whose address is ____________________, and that such Warrant certificate be delivered to ________________, whose address is ______________________.

                  In connection with this exercise, the undersigned (i) represents and warrants to the Company that the shares are being purchased for investment and not for distribution in violation of the Securities Act of 1933, as amended (the "Act"), (ii) acknowledges that such shares have not been registered for sale to the undersigned under the Act, and (iii) agrees that such shares may not be sold or transferred unless there is an effective registration statement relating thereto under the Act or, in the opinion of counsel to the Company, such sale or transfer is an exempt transaction under the Act.

/s/
----------------------------
         Signature

Date:

-----------------------------
     Signature Guaranteed

                              [Form of Assignment]

                    (To Be Executed by the Registered Holder
                          in Order to Assign Warrants)


FOR VALUE RECEIVED, _________________________________________________ hereby sells, assigns and transfers unto

            PLEASE INSERT SOCIAL SECURITY OR OTHER IDENTIFYING NUMBER


                -------------------------------------------------


                -------------------------------------------------

                -------------------------------------------------
                     (please print or type name and address)


         _________________________________________________   of   the   Warrants
represented by this Warrant Certificate, and hereby irrevocably constitutes and appoints_______________________ Attorney to transfer this Warrant Certificate on the books of the Company, with full power of substitution in the premises.


Dated:                                      /s/
                                            --------------------------
                                                      Signature


THE SIGNATURE TO THE ASSIGNMENT FORM MUST CORRESPOND TO THE NAME AS WRITTEN UPON THE FACE OF THIS WARRANT CERTIFICATE IN EVERY PARTICULAR, WITHOUT ALTERATION OR ENLARGEMENT OR ANY CHANGE WHATSOEVER.

                                    EXHIBIT B

         THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS AND NEITHER THE SECURITIES NOR ANY INTEREST THEREIN MAY BE OFFERED, SOLD, TRANSFERRED, PLEDGED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT AND SUCH LAWS OR AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT AND SUCH LAWS.

                           CLASS D WARRANT CERTIFICATE

                           UNIGENE LABORATORIES, INC.


Warrant No. WD-________                        No. of Class D Warrants: ________

         This certifies that, for value received and subject to the terms and conditions set forth herein, _______________________________ or its registered assign (the "Warrant Holder"), is the registered holder of _____ Class D Warrants. This Class D Warrant has been issued pursuant to, and is subject to the terms and conditions set forth in, a Warrant Agreement dated October __, 1996, by and among Unigene Laboratories, Inc. (the "Company"), BT Securities Corporation, and the other initial purchasers of Class D Warrants (the "Warrant Agreement").

         1. Exercise. Each whole Class D Warrant evidenced hereby is exercisable by the Warrant Holder at any time on or prior to the Warrant Expiration Date (as defined in Section 2) to purchase, at an exercise price of $3.00 per Class D Warrant (the "Exercise Price"), one (1) share of the common stock, par value $.01 per share (the "Common Stock"), of the Company. (The shares of Common Stock acquirable upon exercise hereof are referred to herein as "Warrant Shares.") Notwithstanding the foregoing, no Warrant may be exercised by the Warrant Holder, nor may any Warrant Shares be issued or delivered by the Company, unless on the Exercise Date (i) there is an effective registration statement covering the offer and sale of the applicable Warrant Shares under the Securities Act of 1933, as amended (the "Act") and the Warrant Shares are registered or qualified for sale under applicable securities or "Blue Sky" statutes; or (ii) an exemption from registration or qualification thereunder is applicable. The Company may require, as a condition of allowing the exercise of this Class D Warrant, that the Warrant Holder furnish to the Company a written representation from the Warrant Holder to the effect that (i) the holder is an "accredited investor" as defined by Rule 501 under the Act (or such other reasonable representations as shall be necessary for the Company to conclude that the sale of the Warrant Shares to the Warrant Holder is an exempt transaction under the
Act), (ii) the Warrant Shares being acquired upon exercise are being purchased for investment and not for distribution in violation of the Act, (iii) acknowledging that such Warrant Shares have not been registered under the Act and (iv) agreeing that such Warrant Shares may not be sold or transferred unless there is an effective registration statement relating thereto under the Act, or such sale or transfer is not in violation of the Act. No fractional shares may be acquired upon exercise hereof.

         2. Term of Warrant. The Class D Warrants evidenced by this certificate may be exercised at any time, and from time to time, in whole or in part prior to 5:00 P.M. on _________________ (the "Warrant Expiration Date"); provided, however, that if the Warrant Shares are not, within 90 days after the Closing Date (as defined in the Warrant Agreement), covered by an effective registration statement under the Act for the resale of such Warrant Shares or such registration statement does not remain effective through the Warrant Expiration Date, then the Warrant Expiration Date shall be extended for, respectively, (A) the number of days elapsed from the 90th day after the closing of the Offering through the date that such registration statement becomes effective and (B) such number of days as is necessary to provide that the Warrants are exercisable for the same number of trading days for which they would have been exercisable had such registration statement not ceased to be effective.

         3. Adjustments. The Exercise Price and the number of shares of Common Stock issuable upon the exercise of the Class D Warrants is subject to adjustment under certain circumstances as set forth in Section 8 of the Warrant Agreement, including upon the issuance of a stock dividend, a subdivision or combination of the Common Stock, and the issuance of Common Stock at a price per share that is less than the Closing Price (as defined in the Warrant Agreement) of the Common Stock. The Exercise Price of the Class D Warrants is subject to reduction if a registration statement has not become effective on or prior to the 90th day after the Closing Date or if holders of shares issued or issuable upon exercise of the Warrants are required to discontinue disposition thereof for more than an aggregate of 120 days after the date that the registration statement is initially declared effective, to the extent and as more fully set forth in the Registration Rights Agreement (as defined in the Warrant Agreement).

         4. Manner of Exercise. The Class D Warrants evidenced hereby may be exercised by delivery to the Company at its corporate offices located at 110 Little Falls Road, Fairfield, N.J. 07004, or such other office or agency as the Company may designate, of (i) this Class D Warrant certificate, with the attached Election to Purchase Certificate duly executed and (ii) payment in full of the aggregate Exercise Price for the number of Class D Warrants being exercised by official bank or certified check, money order or wire transfer in lawful money of the United States of America.

         5. Issuance of Common Stock upon Exercise. Within two Business Days (as defined in the Warrant Agreement) days after the exercise date of a Class C Warrant, the Company, at its own expense, shall cause to be issued and sent for next Business Day delivery, a certificate or certificates for the whole number of Warrant Shares to which the Warrant Holder is entitled upon such exercise. Cash will be issued in lieu of any fractional share of Common Stock to which the Warrant Holder otherwise would be entitled. The Warrant Shares delivered upon the exercise of the Class D Warrants shall be validly issued, fully paid and nonassessable. Irrespective of the date of issuance and delivery of any Warrant Shares, upon the exercise of a Class D Warrant, each person in whose name any such certificate is to be issued will for all purposes be deemed to have become the holder of record of the Warrant Shares acquired on the date on which the Class D Warrant has been duly exercised.

         6. Registration Rights. The Company has agreed to file a registration statement with respect to the resale of the Warrant Shares issuable upon exercise of the Class D Warrants and to use its best efforts to cause such registration statement to be declared effective, as more fully set forth in the Registration Rights Agreement.

         7. No Right as Shareholder. The Warrant Holder is not, by virtue of the ownership of this Class D Warrant, entitled to any rights whatsoever as a shareholder of the Company.

         8. Transfer or Assignment. A Class D Warrant may not be transferred or assigned unless the Warrant Holder provides to the Company an opinion of counsel, reasonably satisfactory in form and substance to counsel for the Company, that an exemption from registration under the Act for the transfer exists and the transferee provides a written representation that (i) the Class D Warrant is being acquired for investment and not for distribution otherwise than in compliance with the Act, (ii) acknowledging that the Class D Warrant has not been registered under the Act for sale to the transferee and (iii) agreeing that the Class D Warrant may not be transferred unless there is an effective registration statement with respect thereto under the Act, or in the opinion of its counsel delivered to the Company, which opinion shall be satisfactory in form and substance to counsel for the Company, such transfer is an exempt transaction under the Act.

         9.       State Legends.

         Residents of Florida are advised of the following:

                  THE SECURITIES OFFERED HEREBY HAVE NOT BEEN REGISTERED UNDER THE FLORIDA SECURITIES ACT, WHICH ACT PROVIDES, IN RELEVANT PART, THAT "ANY SALE IN THIS STATE MADE PURSUANT TO THIS SUBSECTION IS VOIDABLE BY THE PURCHASER IN SUCH SALE EITHER WITHIN THREE DAYS AFTER THE FIRST TENDER OF CONSIDERATION IS MADE BY SUCH PURCHASER TO THE ISSUER, AN AGENT OF THE ISSUER OR AN ESCROW AGENT OR WITHIN THREE DAYS AFTER THE AVAILABILITY OF THAT PRIVILEGE IS COMMUNICATED TO SUCH PURCHASER, WHICHEVER OCCURS LATER."

                  THIS NOTICE SERVES AS SUCH COMMUNICATION. THE VOIDING OF A SALE IS WITHOUT PENALTY.

         10. Warrant Agreement. The terms and conditions of this Class D Warrant are set forth in the Warrant Agreement which is incorporated herein by this reference as if fully set forth herein and made a part hereof, and to which the Warrant Holder, by the acceptance of this certificate, agrees to be bound. To the extent of any conflict between this certificate and the Warrant Agreement, the terms and conditions of the Warrant Agreement shall control.

         IN WITNESS WHEREOF, the Company has caused this Warrant certificate to be signed on its behalf by its President, his signature to be attested to by its Secretary, and its corporate seal to be hereunto affixed this __________day of____________, 199__.


[SEAL]                                               UNIGENE LABORATORIES, INC.
                                                     on behalf of the Company
                                                     and as Warrant Agent



                                                     By:_______________________


Attest:  _________________________________
                  Name: ___________________________
                  Title: ____________________________

                   [Form of Election to Purchase Certificate]

                    (To Be Executed Upon Exercise of Warrant)

                  The undersigned hereby irrevocably elects to exercise the right, represented by this Warrant certificate, to purchase _______ shares of Common Stock of Unigene Laboratories, Inc. (the "Company") and herewith tenders payment for such shares to the order of the Company in the amount of $______ in cash or by official bank or certified check, money order or wire transfer.

                  The undersigned requests that a certificate for such shares be registered in the name of ___________________, which person, if other than the undersigned, is the __________ (e.g., nominee or affiliate) of the undersigned, and whose address is __________________________ and that such shares be delivered to ___________________________ whose address is ________________.

                  If said number of shares is less than all of the shares of Common Stock purchasable hereunder, the undersigned requests that a new Warrant certificate representing the remaining balance of such shares be registered in the name of ________________, which person, if other than the undersigned, is the _____________ (e.g., nominee or affiliate) of the undersigned, and whose address is ____________________, and that such Warrant certificate be delivered to ________________, whose address is ______________________.

                  In connection with this exercise, the undersigned (i) represents and warrants to the Company that the shares are being purchased for investment and not for distribution in violation of the Securities Act of 1933, as amended (the "Act"), (ii) acknowledges that such shares have not been registered for sale to the undersigned under the Act, and (iii) agrees that such shares may not be sold or transferred unless there is an effective registration statement relating thereto under the Act or such sale or transfer is an exempt transaction under the Act.

/s/
------------------------------
               Signature

Date:

-------------------------------------------
           Signature Guaranteed

                              [Form of Assignment]

                    (To Be Executed by the Registered Holder
                          in Order to Assign Warrants)


FOR VALUE RECEIVED, _________________________________________________ hereby sells, assigns and transfers unto

            PLEASE INSERT SOCIAL SECURITY OR OTHER IDENTIFYING NUMBER


                -------------------------------------------------


                -------------------------------------------------

                -------------------------------------------------
                     (please print or type name and address)


         _________________________________________________   of   the   Warrants
represented by this Warrant Certificate, and hereby irrevocably constitutes and appoints _____________________- Attorney to transfer this Warrant Certificate on the books of the Company, with full power of substitution in the premises.


Dated:                                      /s/
                                            -----------------------------
                                                        Signature


THE SIGNATURE TO THE ASSIGNMENT FORM MUST CORRESPOND TO THE NAME AS WRITTEN UPON THE FACE OF THIS WARRANT CERTIFICATE IN EVERY PARTICULAR, WITHOUT ALTERATION OR ENLARGEMENT OR ANY CHANGE WHATSOEVER.