Form 10-K/A
period 1995-12-31
UNIGENE LABORATORIES INC
filed 1997-01-10
CIK 352747

FORM 10-K/A
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          Previously Filed For the Fiscal Year Ended December 31, 1995

                                on April 29, 1996

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

         In addition to the validation and FDA approval of the new facility, it is necessary to obtain FDA approval for human use of the salmon Calcitonin to be produced in the facility. This will require various human and animal studies. The Company will then apply to the FDA for approval of the Company's Calcitonin for human use. The Company expects an expedited approval process. The Company believes that it will get an expedited approval process which would be shorter than that typically associated with a New Drug Application ("NDA") submission because: i) the active ingredient is structurally identical to and biologically indistinguishable from the active ingredient in products already approved by the FDA, ii) the formulation is essentially similar to the formulations used in similar, already approved-products, and iii) the clinical trial program that the FDA authorized was relatively brief and involved small numbers of subjects, so the amount of information that must be reviewed is far less than would have been compiled for a typical NDA submission. However, there can be no assurance that such approval will be received in an accelerated time frame. Expanded consumer acceptance of pharmaceutical-grade Calcitonin may be dependent on development of a consumer acceptable delivery system. A major pharmaceutical company has recently received approval of the FDA for the marketing of a nasal spray delivery system for Calcitonin, which should enlarge the market for Calcitonin. The Company and others are conducting research on oral delivery systems for Calcitonin. There can be no assurance that suitable delivery systems will be developed or that governmental approval of such delivery systems will be obtained.

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

         In June, 1995, the Company entered into an agreement for a joint venture, effective as of March 1996, with the Qingdao General Pharmaceutical Company and its Huanghai factory for the production and marketing in China of Calcitonin utilizing the Company's amidation technology. Under the agreement, the Chinese partners would finance the project, including the construction and operation of a dedicated manufacturing facility in China. Unigene would provide the technology and training and its proprietary enzyme to the joint venture at a discounted price. Unigene would also receive a combination of fixed fees and minimum annual royalties based upon sales of the end product. There is no assurance that the joint venture will be successful or that Unigene will receive significant income from this joint venture.

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

         The Company's production facility may, from time to time, be audited by the FDA to ensure that it is operating in compliance with current GMP guidelines which require that the production operation be conducted in strict compliance with, among other things, the Company's written protocols for reagent qualification, process execution, data recording, instrument calibration and quality monitoring. The FDA is empowered to suspend production operations if, in its opinion, significant and/or repeated deviations from these protocols have occurred. Such a suspension could have a material adverse impact on the Company's future operations.


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

Executive Officers of the Registrant

                                Served in Such
                                Position or Office
Name                     Age    Continually Since      Position(1)
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

Item 6.  Selected Financial Data
(In thousands, except per share data)

Years Ended December 31          1995    1994    1993     1992     1991
-----------------------        -------  -------  ------   ------  -------
Research and development
 contracts and licensing fees  $     8  $   258  $   12   $   10  $     2

Research and development
 expenses                     $ 6,876   $ 5,137  $ 3,357  $ 2,998 $ 2,486

Net loss                      $(9,435)  $(6,319) $(3,739) $(3,019)$(2,825)

Net loss per share            $  (.44)  $  (.32) $  (.19) $ ( .16)$  (.17)

At December 31
--------------
Working capital (deficiency)  $(4,061)  $(1,907) $11,380  $16,936 $18,759


Total assets                  $13,332   $14,211  $15,665  $19,286 $20,898

Long-term debt                $ 3,955   $  --    $  --    $  --   $  --

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

LIQUIDITY AND CAPITAL RESOURCES

During 1994, the Company completed construction of its peptide production facility in Boonton, New Jersey. The facility was constructed in a shell building that is being leased under a 10-year net lease which began in February 1994. The Company has two 10-year renewal options as well as an option to purchase the facility. The total cost of leasehold improvements and process equipment for this facility, including current validation costs, totalled approximately $11.9 million. The improvements and equipment have been primarily financed from the remainder of the $17 million of proceeds received as a result of the exercise by the warrant holders of the Company's Class A Warrants in 1991 and the proceeds of $2.2 million from the sale of stock in 1994. There are currently no material commitments for capital expenditures relating to either facility. The Company is undertaking steps to secure the validation of the facility by the U.S. Food and Drug Administration to allow Unigene to provide its calcitonin for human pharmaceutical use.

The Company, at December 31, 1995, had cash and cash equivalents of $259,000, a decrease of $333,000 from December 31, 1994. During 1995, Warren P. Levy, Ronald
S. Levy, and Jay Levy, officers and directors of the Company, and a member of their family loaned a total of $1,905,000 to the Company. These loans accrue interest at the Merrill Lynch Loan Rate plus .25% (8.875% at December 31, 1995). $650,000 is due February 10, 1997. The balance was originally due on demand, but in any event not later than February 10, 1997. However, pursuant to an agreement entered into with the holders of the 10% Convertible Debentures, an aggregate of $1,250,000 may be repaid based upon the achievement of specific corporate benchmarks. A total of $1,850,000 of these loans is secured by liens on the Fairfield plant and equipment. In March 1995, the Company borrowed $1,000,000 from an unrelated third party. This loan was paid off in May 1995 with the proceeds of a new $2,000,000 loan from an unrelated third party. The new loan was on a short-term basis secured by all of the assets of the Company. In connection with that loan, the members of the Levy family agreed to subordinate their security interests in the Fairfield plant and equipment to the secured lender and received a subordinated security interest on the equipment at the Boonton plant. This $2,000,000 loan was originally due on July 7, 1995 with interest at 13% per annum however, it was extended to November, 1995 with an interest rate of 24.5% per annum. In November 1995, the $2,000,000 loan was repaid from the proceeds of a $3,000,000 debt financing from two unrelated third parties collateralized by almost all of the Company's assets. In December 1995 these two parties loaned the Company an additional $300,000. These loans accrue interest at a rate of 9.5% per annum. On March 6, 1996 this $3,300,000 loan was exchanged for 9.5% Senior Secured Convertible Debentures in the principal amount of $3,300,000. The Debentures mature November 15, 1998 and are convertible into shares of the Company's common stock at a conversion rate of $1.15 per share, subject to certain reset provisions.

From July 1 through December 31, 1995, the Company sold in private placements approximately 2.8 million shares of its common stock at a price of $1 per share, which after expenses netted the Company $2.6 million. From January through March 1996, the Company sold in private placements an aggregate of 371,000 shares of common stock receiving net proceeds of $370,000.

In March 1996 the Company completed a private placement of $9.08 million in 10% Convertible Debentures. All interest is payable at maturity or upon conversion of the debentures. The Company received net proceeds of $8,172,000 as a result of this placement. These Debentures mature March 4, 1999. The debentures are convertible into common stock for up to one-third of the principal amount on each of April 27, 1996, May 27, 1996 and June 26, 1996. The debentures are convertible at the lower of $2.00 per share or 85% of the market price per share of the Company's common stock at the date of conversion.

The aforementioned sales of stock and convertible debentures all represented significant dilution to existing stockholders. However, because of the limited capital sources available to the Company, management believes that it was in the best interest of the Company and of its stockholders to continue to raise money in this manner in order to continue operations.

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

The Company requires additional working capital to continue its operations. The Company's cash requirements have increased by approximately $2.5-$3 million per year with the opening of its peptide manufacturing facility. In addition, the Company will face sizable debt and interest obligations over the next several years. Because of the conversion prices of each of the issues of debentures, the Company expects that a substantial portion, if not all, of such debentures will be converted into comon stock. In addition, upon conversion of the 10% Convertible Debentures, accrued interest is payable in shares of common stock. However, if none of the debentures are so converted the Company, as of March 31, 1996, did not have sufficient resources for these principal and interest payments. Management believes that the Company has sufficient cash through at least the third quarter of 1996. The Company will require additional funds through financing or licensing agreements to ensure continued operations. The Company intends to actively pursue a broad range of possible financing, including both debt and equity. Managment also is seeking a licensing/joint venture agreement with a major multi-national pharmaceutical company. The Company is currently developing two calcitonin products (an oral version and an injectable version) for which it is seeking licensing partners. In the absence of sufficient financing proceeds, the signing of one or more agreements will be necessary to fund current operations and to repay its loans and interest thereon when due. However, there is no assurance that sufficient funds will be obtained. Moreover, the Company anticipates that any such financing or licensing transaction will satisfy the Company's liquidity requirements over the short-term. Satisfying the Company's long-term liquidity requirements will require the successful commercialization of one or more of its calcitonin products.

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

Notes payable - stockholders, totaling $1,905,000 at December 31, 1995, consist of notes to Warren P. Levy, Ronald S. Levy and Jay Levy, officers and directors of the Company, who in the aggregate own 17% of the Company's outstanding common stock, and a member of their family. These notes bear interest at the Merrill Lynch Margin Loan Rate plus .25% (8.875% at December 31, 1995) and are collateralized by subordinated security interests in the Company's Fairfield plant and Boonton equipment. Notes for $1,255,000 were originally payable on demand but in any event not later than February 10, 1997. A note for $650,000 is due on February 10, 1997 and is classified as long-term. Under an agreement entered into with the holders of the $9.08 million Convertible Debentures (see
Note 12), only $1,250,000 of these loans can be repaid by the Company based upon the achievement of certain corporate benchmarks. The benchmarks and their associated repayments include $250,000 payable upon the occurrence of each of the following: achievement of GMP status for the peptide production facility, the filing of an injectable calcitonin IND and the filing of an oral calcitonin IND. In addition, there is a $500,000 repayment associated with the signing of a contract with a strategic marketing partner. Since management expects these benchmarks to be achieved during 1996, $1,250,000 of these loans has been classified as short-term as of December 31, 1995.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth information with respect to the five nominees for election as directors:

                                                      Served
                                                   Continuously
Name                         Age                as Director Since
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

EXECUTIVE COMPENSATION

     The following table sets forth for the years 1993, 1994 and 1995 compensation paid or awarded to the Chief Executive Officer of the Company and to each other executive officer whose remuneration from the Company exceeded $100,000 during 1995 in all capacities in which they served:

                      SUMMARY COMPENSATION TABLE

                                                                                                        All Other
                                              Annual Compensation          Long Term Compensation      Compensation
                                        ------------------------------  ---------------------------    ------------
                                                                          Awards (1)        Payouts
                                                                        ------------------  -------
                                                                        Restricted
Name and                                                                Stock     Options/  LTIP
Principal Position                       Year   Salary   Bonus  Other   Award     SARs      Payouts(2)
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

Name and Address of          Amount of Beneficial     Percentage of
  Beneficial Owner               Ownership          Outstanding Shares
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

                                       Common Stock of the Company
                                   -----------------------------------
   Name of                         Amount and Nature of     Percent of
Beneficial Owner                   Beneficial Ownership(1)    Class
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