Form 10-K
period 1996-12-31
UNIGENE LABORATORIES INC
filed 1997-03-31
CIK 352747

FORM 10K
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934                          [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                               OR


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


                              Title of each class
                          Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Aggregate market value as of February 28, 1997: $125,130,663

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  [  ]   No [  ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value-- 36,377,424 shares as of February 28, 1997


                 DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

                                      NONE.

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of the Company, or industry results, to be materially different from any future results, performance or activities expressed or implied by such forward-looking statements. Such factors include: general economic and business conditions, the financial condition of the Company, competition, the Company's dependence on other companies to commercialize, manufacture and sell products using the Company's technologies, the uncertainty of results of preclinical and clinical testing, the risk of product liability and liability for human clinical trials, the Company's dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals of the Company's products and other factors discussed in this Form 10-K.

Item 1.  Business.

Unigene Laboratories, Inc. ("Unigene" or "Company"), incorporated under the laws of the State of Delaware in 1980, is a health-care oriented biotechnology company which is engaged in research and production of current Good Manufacturing Practice ("cGMP") Calcitonin and is planning to engage in the production and marketing of pharmaceutical grade Calcitonin in bulk or finished form. Certain statements under this caption constitute "forward-looking statements" under the Reform Act. See "Special Note Regarding Forward-Looking Statements." The Company's current business focus has shifted toward pharmaceutical production and drug delivery from its prior emphasis on basic pharmaceutical research. The Company has succeeded in combining its proprietary amidation process with bacterial recombinant DNA technology to develop a peptide hormone production process. The Company believes that its proprietary amidation process will be a key step in the more efficient and economical commercial production of certain peptide hormones with diverse therapeutic applications. Many of these hormones cannot be produced at a reasonable cost in sufficient quantities for clinical testing or commercial use by currently available production processes. Using its proprietary process, Unigene has produced laboratory-scale quantities of seven such peptide hormones: human Calcitonin, salmon Calcitonin, human Growth Hormone Releasing Factor, human Calcitonin Gene-Related Peptide, human Corticotropin Releasing Factor, human Amylin and a human Magainin. During 1991, a study commissioned by the Company was prepared by a professor of chemical engineering at the Massachusetts Institute of Technology. The study evaluated the economics for producing multi-kilogram quantities of Calcitonin and indicated that the Company's process for producing Calcitonin should reduce the cost and time required for commercial production by up to 95%.

The Company's strategy is to develop proprietary products and processes with applications in human health-care, independently or in conjunction with pharmaceutical and chemical companies, in order to generate revenues from license fees, royalties and product sales in bulk. Generally, the Company seeks sponsors and licensees to provide research funding and assume responsibility for obtaining appropriate regulatory approvals, clinical testing, production and marketing of products derived from Unigene's research activities. It has concentrated most of its efforts on one product - Calcitonin for the treatment of osteoporosis. The Company has built a production facility and plans to undertake production of pharmaceutical grade calcitonin and will assume responsibility for the clinical testing and/or applying for regulatory approval for certain Calcitonin products.

Since 1992, the Company has been producing and from time to time selling small quantities of research-grade salmon Calcitonin. The Company has constructed a cGMP facility for the production of pharmaceutical-grade calcitonin in leased premises located in Boonton, New Jersey. The facility began producing salmon calcitonin according to cGMP regulations in 1996. The facility will also produce Unigene's proprietary amidating enzyme for use in producing Calcitonin. The current production capacity of the facility is between 0.5-1.0 kilogram of bulk Calcitonin per year.

The design of the facility is intended to allow for substantial increases in Calcitonin production utilizing the existing equipment with no additional capital expenditures or personnel. In March 1997, the Company announced that an improvement to its proprietary production process had been developed that can boost the Company's annual production of Calcitonin by at least fourfold. Although the facility will initially be exclusively devoted to Calcitonin production, it would be suitable for producing other peptide hormone products in the future. The Company is undertaking steps to secure Food & Drug Administration ("FDA") validation of the facility which would allow it to manufacture Calcitonin for human pharmaceutical use. The facility has begun producing Calcitonin in accordance with cGMP regulations, but there is no assurance that the facility will be approved by the FDA. Furthermore, there can be no assurance that the facility will be able to achieve its production goals, that production at this facility will be profitable to the Company, that others will not develop processes and products superior to, or otherwise precluding the Company from commercial utilization of the Company's products and processes, that there will be a market for the Company's products produced by the facility, or that sufficient funds will be available for the Company to produce and market its products from the facility.

In addition to the validation by the FDA of the new facility, it is necessary to obtain regulatory approval in each country for human use of the salmon Calcitonin to be produced in the facility. This will require various human and animal studies. The Company will then apply to the appropriate regulatory agencies for approval of the Company's Calcitonin for human use. The Company recently completed its pivotal clinical trials for its injectable Calcitonin product. The statistical analysis of the data from this study demonstrated that its FORTICAL(R) Injection product is bioequivalent to an injectable salmon Calcitonin product currently on the market. As a result, the Company believes that the approval process for its injectable form of Calcitonin and possibly for its other Calcitonin products may be shorter than that typically associated with a New Drug Application ("NDA") submission. See "Government Regulation". However, there can be no assurance that such approval will be received in an accelerated time frame. Expanded consumer acceptance of pharmaceutical-grade Calcitonin may be dependent on development of a consumer acceptable delivery system. A major pharmaceutical company received approval in 1995 from the FDA and is marketing a nasal spray formulation of Calcitonin, which should enlarge the market for Calcitonin. The Company and others are conducting research on oral delivery systems for Calcitonin. There can be no assurance that suitable delivery systems will be developed or that governmental approval of such delivery systems will be obtained.

The Company is continuing its efforts to develop an oral form of Calcitonin. In December 1995 and January 1996, the Company successfully tested a proprietary Calcitonin oral formulation in Phase I clinical trials in the United Kingdom. These studies indicated that the majority of those who received oral Calcitonin showed levels of the hormone in blood samples taken during the trials which were greater than the minimum levels generally regarded as required for maximum therapeutic benefit. The Company believes that these were the first studies to demonstrate that significant blood levels of Calcitonin could be observed in humans following oral administration of the hormone. In April 1996, the Company successfully conducted a third Phase I clinical trial in the United Kingdom which utilized lower Calcitonin dosages than in the prior two clinical trials. The results of this trial indicated that every test subject showed levels of the hormone in blood samples taken during the trial in excess of the minimum levels generally regarded as required for maximum therapeutic benefit. However, there can be no assurance that these results will be replicated in further studies. The Company has filed a patent application for its oral formulation with the U.S. Patent & Trademark Office and plans to file a second U.S. patent application in the Spring of 1997. An Investigational New Drug ("IND") application is expected to be filed with the FDA later in 1997. There can be no assurance that any of these applications will be approved as projected or that the Company will be successful in developing, producing or marketing its products.

The planned activities of the Company are all subject to obtaining adequate financing. There can be no assurance that the Company will have sufficient resources to produce and market its products or to carry on its other projects. See Part II, "Liquidity and Capital Resources."

In June 1995, the Company entered into a joint venture agreement, effective as of March 1996, with the Qingdao General Pharmaceutical Company and its Huanghai factory for the production and marketing of injectable and nasal Calcitonin in China. Under the agreement, the Chinese partners will finance the project, including the construction and operation of a dedicated manufacturing facility in China which will utilize the nonproprietary aspects of the Company's production technology. Unigene will provide the joint venture with technology and training as well as the Company's proprietary enzyme at a discounted price. Unigene will receive a combination of fixed fees and annual royalties based upon sales of the end product. In 1996, the Company recognized revenues of $300,000 from this agreement. There is no assurance that this joint venture will be successful or that Unigene will receive significant income from the joint venture.

The Company is currently engaged in two collaborative research programs. One, with Rutgers University College of Pharmacy, continues to investigate oral drug delivery technology for Calcitonin. The second collaboration, performed in conjunction with Yale University, is investigating novel applications for certain amidated peptide hormones, including Calcitonin gene-related peptide ("CGRP"). In 1996, the Company reported that CGRP accelerated bone growth and prevented bone loss in an animal model system. However, there can be no assurance that CGRP will have the same effect in humans.

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

Risks of International Operations

The Company's potential major customers, partners and licensees include foreign companies or companies with significant international business. The business operations of such companies and their ability to pay license fees, royalties and other amounts due and otherwise perform their obligations to the Company under agreements with the Company may be subject to regulation or approval by foreign governments. There can be no assurance that required approvals will be received. The failure to receive required approvals, governmental regulation and other risks, including political and foreign currency risks, could affect the ability of the Company to earn or receive payments pursuant to such agreements and, in such event, may have a material adverse effect on the Company's future operations.

Government Regulation

The laboratory research and production activities of the Company and its sponsors, collaborators and licensees and the processes and products which may be developed by them and the new production facility, are subject to significant regulation by numerous federal, state, local and foreign governmental authorities. In addition to obtaining the FDA's validation of the new facility, it is necessary to obtain FDA approval for human use of the Calcitonin to be produced in the facility. This will require various human and animal studies. The Company will then apply to the FDA for approval of the Company's Calcitonin for human use. The regulatory process for a pharmaceutical product may take a number of years and requires substantial resources. The Company has completed pivotal clinical trials in the United States and the United Kingdom for its injectable form of Calcitonin which, the Company believes, will be sufficient to satisfy approval requirements in the United States and the European Union. The Company believes that the approval process for its injectable Calcitonin product may be shorter than that typically associated with an NDA submission because (i) the active ingredient is structurally identical to and biologically indistinguishable from the active ingredient in products already approved by the FDA and foreign health agencies, (ii) the formulation is essentially similar to the formulations used in already approved products, (iii) the clinical trial program that the FDA authorized was relatively brief and involved small numbers of subjects, so the amount of information that must be reviewed is far less than would have been compiled for a typical NDA submission and (iv) the clinical trial established its bioequivalence to currently marketed products. However, there can be no assurance that such approval will be received in an accelerated time frame. In the case of the regulatory process for the Company's oral form of Calcitonin products, the Company believes that it may also be possible to abbreviate the process. However, there can be no assurance that regulatory approval will be obtained for the new facility or any of the Company's products. The inability to obtain, or delays in obtaining, such approvals would adversely affect the Company's ability to continue to fund its programs, produce marketable products, or to receive revenue from product sales or royalties. Furthermore, the extent of any adverse governmental regulation which may arise from future legislative and administrative action cannot be predicted.

The Company's production facility may, from time to time, be audited by the FDA to ensure that it is operating in compliance with cGMP guidelines, which require that the production operation be conducted in strict compliance with, among other things, the Company's written protocols for reagent qualification, process execution, data recording, instrument calibration and quality monitoring. The FDA is empowered to suspend production operations if, in its opinion, significant and/or repeated deviations from these protocols have occurred. Such a suspension could have a material adverse impact on the Company's future operations.

Competition

The Company's primary business activity to date has been biotechnology research. In 1997, the Company expects to manufacture cGMP Calcitonin for use in finished pharmaceutical products. Biotechnology research is highly competitive, particularly in the field of human health-care. Unigene competes with specialized biotechnology companies, major pharmaceutical and chemical companies, universities and other non-profit research organizations, many of
which  can  devote   considerably   greater  financial   resources  to  research
activities.

In the manufacture and sale of amidated peptide hormones, the Company and its licensees, if any, will be competing with contract laboratories and major pharmaceutical companies, many of which can devote considerably greater financial resources to manufacturing and selling activities. However, the Company believes that its patented hormone manufacturing process will enable it to greatly reduce manufacturing time and costs in order to successfully compete with these companies. The Company believes that success in competing with others in the biotechnology industry will be based primarily upon scientific expertise and technological superiority, the ability to identify and pursue scientifically feasible and commercially viable opportunities and to obtain proprietary protection for research achievements, the availability of adequate funding and success in developing, testing, protecting, producing and marketing products and obtaining timely regulatory approval. There can be no assurance that others will not develop processes or products which are superior to, or otherwise preclude the commercial utilization of, processes or products developed by the Company.

Human Resources

On March 1, 1997, the Company had 65 full-time employees, of whom 26 were engaged in research, development and regulatory activities, 28 were engaged in production activities and 11 were engaged in general and administrative functions. Ten of the Company's employees hold Ph.D. degrees. The Company's employees have expertise in molecular biology, including DNA cloning,  synthesis,  sequencing and expression;  protein  chemistry,  including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; and quality control. None of the Company's employees is covered by a collective bargaining agreement.

Research and Development

The Company has established a multidisciplinary research team to adapt current genetic engineering technologies to the development of proprietary products and processes. Approximately 80% of the Company's employees are directly engaged in activities relating to production activities, regulatory activities and research and development of new, and improvement of existing, products and processes. During the years ended December 31, 1996, 1995 and 1994, approximately $8,298,000, $6,876,000 and $5,137,000, respectively, were spent on these activities.

Patents and Proprietary Technology

The Company has filed applications for U.S. patents relating to the proprietary amidation and immunization processes and an oral Calcitonin formulation invented in the course of its research. To date, the following two patents have issued:
Immunization By Immunogenic Implant, a process patent, and Alpha-Amidation Enzyme, a process and product patent. Other applications are pending. Filings relating to the amidation process have also been made in selected foreign countries and numerous such foreign patents have issued. There can be no assurance that any of Unigene's pending applications will issue as patents or that Unigene's issued patents will provide the Company with significant competitive advantages. Furthermore, there can be no assurance that others will not independently develop or obtain similar or superior technologies. Although the Company believes its patents and patent applications are valid, the invalidation of its patents or the failure of certain of its pending applications to issue as patents could have a material adverse effect upon the Company's business. Although one of the Company's U.S. amidation patent applications currently is the subject of an interference proceeding, the Company does not believe that an adverse ruling would have a material adverse effect on the business of the Company or its prospects. Another interference proceeding involving a second U.S. amidation patent application has been settled on terms deemed by management to be mutually beneficial to the involved parties. Difficulties in detecting and proving infringement are generally greater with process patents than with product patents. In addition, the value of a process patent may be reduced if the products that can be produced using such process have been patented by others. Under such circumstances, the cooperation of these patent holders or their sub-licensees would be needed for the commercialization of the aforementioned patented products in countries where these companies hold valid patents.

Product Liability

Product liability claims relating to the Company's technology or products may be asserted against the Company. There can be no assurance that the Company will have sufficient resources to defend against or satisfy any such liability. Although the Company has obtained product liability insurance coverage, product liability or other judgments against the Company in excess of insurance limits could have a material adverse effect upon the Company's business and financial condition.

Executive Officers of the Registrant

                                Served in Such
                                Position or Office
Name                     Age    Continually Since      Position(1)
----                     ---    -----------------      -----------
Dr. Warren P. Levy(2)(3)  45           1980          President (Chief
                                                     Executive Officer)

Dr. Ronald S. Levy(2)(4)  48           1980          Vice President
                                                     and Secretary

Jay Levy(2)(5)            73           1980          Treasurer


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

         (5) Mr. Jay Levy, a founder of the Company, has served as Chairman of the Board of Directors and Treasurer of the Company on a part-time basis since its formation in November 1980. He also served as Secretary from 1980 to May 1986. Mr. Levy devotes approximately 15% of his time to the Company. From 1985 through February 1991, he served as the principal financial advisor to The Nathan Cummings Foundation, Inc., a large charitable foundation. From 1968 through 1985, he performed similar services for the late Nathan Cummings, a noted industrialist and philanthropist.

Item 2. Properties

In 1983, Unigene completed the construction of a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey which the Company purchased in 1982.

The Company's 32,000 square foot cGMP facility, of which 18,000 square feet can be used for the production of pharmaceutical-grade Calcitonin and other peptide hormones, was constructed in a building located in Boonton, New Jersey, that is being leased under a 10-year agreement which began in February 1994. The Company has two 10-year renewal options as well as an option to purchase the facility.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                               PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The Company has not declared or paid any cash dividends since inception, and does not anticipate paying any in the near future.

The   Company's   Common  Stock  began   trading  on  August  12,  1987  in  the
over-the-counter market with the NASDAQ symbol UGNE. The Company's Class B Warrants began trading on May 28, 1991 in the over-the-counter market with the NASDAQ symbol UGNEZ and expired on September 10, 1996. There were 578 Common Stockholders of record as of February 28, 1997. The Company's Common Stock is listed on the NASDAQ National Market System. The prices below represent high and low sale prices and are as reported to the Company by the National Association of Securities Dealers, Inc.

                                               1996
                 --------------------------------------------------------------
                  1st Quarter      2nd Quarter     3rd Quarter      4th Quarter
                  High-Low           High-Low         High-Low        High-Low
                  --------           --------         --------        --------
Common Stock     2 13/16-1 5/16   4 13/16-2 1/16   3 5/16-1 7/8      3 - 1 13/16

Class B Warrants    5/8-5/32      1 7/32-7/16        15/16 - 1/32(1)      --

                                               1995
                 -------------------------------------------------------------
                   1st Quarter       2nd Quarter    3rd Quarter   4th Quarter
                    High-Low          High-Low       High-Low       High-Low
                 ------------ --------------- ------------- -------------------

Common Stock     2 7/8-1 1/2       2 1/8 - 1       2 1/8-1 9/32   2 1/16-1 3/16

Class B Warrants  7/8-5/16           11/16-1/4         9/16-1/4     15/32 - 5/32

(1) Expired September 10, 1996

RECENT SALES OF UNREGISTERED SECURITIES

In October 1996, the Company completed a private placement (the "BT Private Placement") of 4,218,804 detachable units (the "Units") at a price of $1.75 per Unit. Each Unit consists of (i) one share of Common Stock, (ii) one quarter of a Class C warrant, (each whole Class C warrant is exercisable immediately to purchase one share of Common Stock) and (iii) one quarter of a Class D warrant, (each whole Class D warrant is exercisable immediately to purchase one share of Common Stock). The Class C and Class D warrants are referred to together as the "Warrants". The Warrants have an initial exercise price of $3.00 per share and expire on October 11, 1999, except that the expiration date of the Class C warrants may be accelerated under certain circumstances. In addition, the Warrants contain certain adjustment and antidilution provisions which, upon the occurrence of certain events, may require the Company to adjust the exercise price of the Warrants and to issue additional shares of Common Stock upon the exercise thereof.

As compensation for its services as placement agent for the BT Private Placement, the Company issued to BT Securities Corporation an additional 296,935 Units. In addition, the Company agreed to register for resale the shares of Common Stock comprising the Units and the shares of Common Stock issuable upon exercise of the Warrants.

The BT Private Placement was effected under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1993, as amended, the "Securities Act" and Rule 506 promulgated thereunder. The Company filed with the Securities and Exchange Commission a notice on Form D with respect to the Private Placement.

In the fourth quarter of 1996, the Company issued (i) 952,319 shares of Common Stock upon the conversion of $1,066,600 in principal amount of the Company's 9.5% Senior Secured Convertible Debentures due November 15, 1998, and (ii) 345,426 shares of Common Stock upon the conversion of $600,000 in principal amount and $36,423 of accrued interest thereon of the Company's 10% Convertible Debentures due March 4, 1999. See "Liquidity and Capital Resources". All of such shares were issued by the Company without registration pursuant to Section 3(a)(9) of the Securities Act.

Item 6.  Selected Financial Data
(In thousands, except per share data)

Years Ended December 31                1996            1995            1994           1993           1992
-----------------------                ----            ----            ----           ----           ----
Research and development
 contracts and licensing fees       $    308        $      8        $    258        $     12        $     10

Research and development
 expenses ...................       $  8,298        $  6,876        $  5,137        $  3,357        $  2,998

Net loss ....................       $(10,597)       $ (9,435)       $ (6,319)       $ (3,739)       $ (3,019)

Net loss per share ..........       $(   .38)       $ (  .44)       $ (  .32)       $ (  .19)       $ (  .16)

At December 31

Working capital (deficiency)        $  2,954        $ (4,061)       $ (1,907)       $ 11,380        $ 16,936


Total assets ................       $ 17,169        $ 13,332        $ 14,211        $ 15,665        $ 19,286

Long-term debt ..............       $  2,788        $  3,955        $   --          $   --          $   --



Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations

RESULTS OF OPERATIONS

Revenues for 1996 included a license fee of $300,000 from the Company's joint venture in China. Revenues for each of 1996, 1995 and 1994 from hormone and enzyme sales were approximately $8,000. Revenues in 1994 included $250,000 from a final payment from a prior research agreement.

Research and development, the Company's largest expense, increased 21% in 1996 to $8,298,000 from $6,876,000 in 1995, after increasing 34% in 1995 from
$5,137,000 in 1994. The increases were primarily related to the Company's oral and injectable Calcitonin clinical trials and regulatory documentation preparation fees. Expenditures for the sponsorship of collaborative research programs were $411,000, $483,000 and $301,000 in 1996, 1995 and 1994, respectively.

General and administrative expenses decreased 2% in 1996 to $2,115,000 from $2,158,000 in 1995, after increasing 29% in 1995 from $1,671,000 in 1994. The
1996 decrease as well as the 1995 increase were primarily due to legal and other expenses in 1995 associated with the Company's financing activities. The 1996 decrease was partially offset by the issuance of warrants as non-cash compensation.

Interest and other income increased $162,000 or 237% in 1996 from 1995 after decreasing $163,000 or 70% in 1995 from 1994. The 1996 increase was due to increased interest income earned on the proceeds of financings which provided additional funds to be invested, as well as gains on settlement of debt. The 1995 decrease was due to a reduction in total monies available to be invested.

Interest expense increased $245,000 or 51% in 1996 from 1995, after increasing $476,000 in 1995 from 1994. These increases were due to increased borrowings by the Company.

During 1996, the Company conducted clinical trials for its oral and injectable forms of Calcitonin and continued its scale-up and production of cGMP Calcitonin as well as its ongoing collaborative research projects, which together increased research and development expenses. In addition, there were increased financings causing an increase in interest expense. These increases were partially offset by revenue from its joint venture in China as well as increased interest income from the investment of the proceeds from the aforementioned financings. As a result, the net loss increased $1,162,000 for the year ended December 31, 1996 from the prior year.

During 1995, the Company concentrated on internally-sponsored research programs and collaborations, and post-research development programs, including the scale-up and production of research grade Calcitonin and the development of an oral formulation of Calcitonin. Therefore, operating expenses increased and cash decreased, causing a decrease in interest income. In addition, increased borrowings in 1995 increased interest expense. As a result, the net loss increased $3,115,000 for the year ended December 31, 1995, from the prior year.

As of December 31, 1996, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $44,300,000, expiring from 1997 through 2011, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, the Company has investment tax credits and research and development credits in the amounts of $64,000 and $1,454,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1997 through 2011.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of December 31, 1996 and 1995, under FASB 109, the Company had deferred tax assets of approximately $19,200,000 and $15,100,000, respectively, subject to valuation allowances of $19,200,000 and $15,100,000, respectively. The deferred tax assets were generated primarily as a result of the Company's net operating losses and tax credits generated.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", beginning in 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The implementation of SFAS No. 121 has not had a material impact on the Company's financial position or results of operations, due to Management's assumptions regarding successful commercialization of the Company's product and the signing of licensing/joint venture agreements with pharmaceutical companies.

SFAS No. 123, "Accounting for Stock-based Compensation", issued in October 1995, established financial accounting and reporting standards for stock-based employee compensation plans. These plans include all arrangements by which employees receive shares of stock or other equity investments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company has elected the disclosure requirements only of SFAS No. 123 beginning in 1996.

LIQUIDITY AND CAPITAL RESOURCES

During 1994, the Company completed construction of its peptide production facility in Boonton, New Jersey. The facility was constructed in a shell building that is being leased under a 10-year net lease which began in February 1994. The Company has two 10-year renewal options as well as an option to purchase the facility. The total cost of leasehold improvements and process equipment for this facility, including current validation costs, totalled approximately $11.9 million. The improvements and equipment have been primarily financed from the remainder of the $17 million of proceeds received as a result of the exercise by the warrant holders of the Company's Class A Warrants in 1991 and the proceeds of $2.2 million from the sale of stock in 1994. There are currently no material commitments for capital expenditures relating to either the Boonton facility or the Company's facility in Fairfield.

The Company, at December 31, 1996, had cash and cash equivalents of $4,491,000, an increase of $4,233,000 from December 31, 1995. In March 1996, a secured $3,300,000 loan was exchanged for 9.5% Senior Secured Convertible Debentures of an equal principal amount. These Debentures mature November 15, 1998 and are convertible into shares of the Company's Common Stock. The initial conversion rate was $1.15 per share, subject to certain reset provisions. In October 1996, the conversion rate was reset to $1.12 per share. Through December 31, 1996, $2,016,600 of principal amount of these debentures have been converted into approximately 1,778,000 shares of Common Stock.

From January through March 1996, the Company sold in private placements an aggregate of 371,000 shares of Common Stock, receiving net proceeds of $340,000. In March 1996, the Company completed a private placement of $9.08 million of 10% Convertible Debentures. All interest is payable at maturity or convertible into Common Stock upon conversion of the debentures. The Company received net proceeds of approximately $8.1 million as a result of this placement. These debentures mature March 4, 1999. The 10% Debentures are convertible into shares of Common Stock at a conversion rate determined by dividing the principal amount to be converted, plus accrued interest, by the lower of $2.00 or 85% of the average closing bid price as reported on Nasdaq for the ten trading days immediately preceding the date of conversion. Through December 31, 1996, $8,230,000 of principal amount of these debentures, plus $270,000 of accrued interest, had been converted into approximately 4,404,000 shares of Common Stock. The placement agent, in connection with the issuance of these debentures, received a five-year warrant to purchase 454,000 shares of the Company's common stock at $2.10 per share as partial compensation for services rendered.

In October 1996, the Company completed a private placement of 4,218,804 Units at a price of $1.75 per Unit. Each Unit consists of (i) one share of Common Stock,
(ii) one quarter of a Class C warrant, (each whole Class C warrant is exercisable immediately to purchase one share of Common Stock) and (iii) one quarter of a Class D warrant, (each whole Class D warrant is exercisable immediately to purchase one share of Common Stock). The Class C and Class D warrants are referred to together as the "Warrants".The Warrants have an initial exercise price of $3.00 per share and expire on October 11, 1999, except that the expiration date of the Class C warrants may be accelerated under certain circumstances. In addition, the Warrants contain certain adjustment and antidilution provisions which, upon the occurrence of certain events, may require the Company to adjust the exercise price of the Warrants and to issue additional shares of Common Stock upon the exercise thereof. The fee paid to the placement agent consisted of an additional 296,935 units in lieu of cash compensation. The net proceeds to the Company were approximately $7 million.

The aforementioned sales of stock and convertible debentures all represented significant dilution to existing stockholders. However, because of the limited capital sources available to the Company, Management believes that it was in the best interests of the Company and its stockholders to continue to raise money in this manner in order to continue operations.

The Company's ability to generate additional cash from operations depends primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, receiving regulatory approval for its products, and marketing hormones and enzyme products. The Company has one joint venture agreement in effect which contributed $300,000 to 1996 revenues. However, there is no assurance that any additional revenues will be recognized or received under this agreement.

The Company's cash requirements have increased by approximately $2.5-$3 million per year with the opening of its peptide manufacturing facility. In addition, the Company will face debt and interest obligations over the next several years. However, because of the conversion prices of each of the issues of debentures, a substantial portion of such debentures has been, and a substantial portion of the remainder is expected to be, converted into Common Stock. Management believes that the Company has sufficient financial resources to sustain its operations at the current level through at least the second quarter of 1997. The Company will require additional funds through financing or licensing agreements to ensure continued operations beyond that time. Management is actively seeking licensing and/or supply agreements with pharmaceutical companies. The Company is currently developing two Calcitonin products (an oral version and an injectable version) for which it is seeking licensing partners. The signing of one or more agreements will be necessary to fund operations and to repay its loans and interest thereon when due. In the absence of or the delay in signing such agreements, obtaining adequate financing would be necessary. However, there is no assurance that sufficient funds will be obtained. The Company believes that the implementation of a licensing transaction will satisfy the Company's liquidity requirements over the short-term. Satisfying the Company's long-term liquidity requirements will require the successful commercialization of one or more of its Calcitonin products.

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements and Related Information


(1)  Financial Statements:

     Independent Auditors' Report

     Balance Sheets at December 31, 1996 and 1995

     Statements of Operations for the three years ended December 31, 1996

     Statements of Stockholders' Equity for the three years ended December 31, 1996

     Statements of Cash Flows for the three
     years ended December 31, 1996

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                /s/ KPMG Peat Marwick LLP
                                                -------------------------
                                                KPMG PEAT MARWICK LLP

New York, New York
March 13, 1997

                           UNIGENE LABORATORIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 and 1995

                                                        1996             1995
                                                   ------------      ------------
ASSETS

Current assets:
   Cash and cash equivalents .................     $  4,491,386      $    258,627
   Prepaid expenses and other
     current assets ..........................          983,089           434,159
                                                   ------------      ------------
        Total current assets .................        5,474,475           692,786

Property, plant and equipment-net of
   accumulated depreciation
   and amortization (Note 4) .................       10,356,070        11,513,019

Patents and other assets .....................        1,338,691         1,125,828
                                                   ------------      ------------
                                                   $ 17,169,236      $ 13,331,633
                                                   ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................     $  1,025,136      $  2,859,264
   Accrued expenses ..........................          685,568           644,663
   Notes payable - stockholders (Note 3) .....          810,000         1,250,000
                                                   ------------      ------------
        Total current liabilities ............        2,520,704         4,753,927

Notes payable - stockholders (Note 3) ........          655,000           655,000
9.5% convertible debentures (Note 5) .........        1,283,400              --
10% convertible debentures (Note 5) ..........          850,000              --
Note payable - other (Note 6) ................             --           3,300,000

Stockholders' equity (Note 8):
  Common stock-par value $.01 per share,
     authorized 48,000,000 shares, issued
     and outstanding 35,352,824 shares in 1996
     and 23,813,171 shares in 1995 ...........          353,528           238,132
  Additional paid-in capital .................       55,829,641        38,110,512
  Accumulated deficit ........................      (44,322,006)      (33,724,907)

  Less: Treasury stock, at cost,
      7,290 shares ...........................           (1,031)           (1,031)
                                                   ------------      ------------
        Total stockholders' equity ...........       11,860,132         4,622,706
                                                   ------------      ------------
                                                   $ 17,169,236      $ 13,331,633
                                                   ============      ============

                See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1996, 1995 and 1994


                                     1996               1995             1994
                                ------------      ------------      ------------
Licensing and other revenue     $    308,070      $      7,531      $    258,393
                                ------------      ------------      ------------

Operating expenses:
   Research and
      development .........        8,298,056         6,876,253         5,137,011
   General and
      administrative ......        2,115,081         2,157,777         1,670,502
                                ------------      ------------      ------------

                                  10,413,137         9,034,030         6,807,513
                                ------------      ------------      ------------
   Operating loss .........      (10,105,067)       (9,026,499)       (6,549,120)
                                ------------      ------------      ------------

Other income (expense):
   Interest/other income ..          229,665            68,133           230,686

   Interest expense .......         (721,697)         (476,505)           (1,055)
                                ------------      ------------      ------------
                                    (492,032)         (408,372)          229,631
                                ------------      ------------      ------------
Net loss ..................     $(10,597,099)     $ (9,434,871)     $ (6,319,489)
                                ============      ============      ============

Net loss per share ........     $       (.38)     $       (.44)     $       (.32)
                                ============      ============      ============

Weighted average number
 of shares outstanding ....       27,942,903        21,657,549        19,730,246
                                ============      ============      ============


                See accompanying notes to financial statements.

                                           UNIGENE LABORATORIES, INC.
                                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  Years Ended December 31, 1996, 1995 and 1994
                     Common Stock
                     -------------                  Additional
                        Number of          Par        Paid-in      Accumulated      Treasury
                         Shares            Value      Capital        Deficit          Stock          Total
                     ------------   ------------   ------------   ------------    ------------    ------------
Balance,
January 1, 1994        19,628,149   $    196,281   $ 32,988,202   $(17,970,547)   $     (1,031)   $ 15,212,905

Sales of
  stock ..........      1,135,000         11,350      2,198,586           --              --         2,209,936
Exercise of
  stock options ..        155,250          1,553        212,685           --              --           214,238
Net loss .........           --             --             --       (6,319,489)           --        (6,319,489)
                     ------------   ------------   ------------   ------------    ------------    ------------
Balance,
December 31, 1994      20,918,399        209,184     35,399,473    (24,290,036)         (1,031)     11,317,590

 Sales of
   stock .........      2,802,022         28,020      2,561,044           --              --         2,589,064
  Exercise of
    stock options          92,750            928        149,995           --              --           150,923
  Net loss .......           --             --             --       (9,434,871)           --        (9,434,871)
                     ------------   ------------   ------------   ------------    ------------    ------------
Balance,
December 31, 1995      23,813,171        238,132     38,110,512    (33,724,907)         (1,031)      4,622,706

Sales of
 Stock ...........      4,887,029         48,870      7,338,621           --              --         7,387,491
Conversion of 10%
 Debentures ......      4,403,838         44,038      7,578,173           --              --         7,622,211
Conversion of 9.5%
 Debentures ......      1,778,401         17,784      1,988,316           --              --         2,006,100
Exercise of
 warrants ........        330,000          3,300        460,250           --              --           463,550
Exercise of
 Stock Options ...        140,385          1,404        173,769           --              --           175,173
Issuance of
 warrants as
 compensation ....           --             --          180,000           --              --           180,000
Net Loss .........           --             --             --      (10,597,099)           --       (10,597,099)
                     ------------   ------------   ------------   ------------    ------------    ------------
Balance
December 31, 1996      35,352,824   $    353,528   $55,829,641    $(44,322,006)   $     (1,031)   $ 11,860,132
                     ============   ============   ============   ============    ============    ============


                                See accompanying notes to financial statements.

                                       UNIGENE LABORATORIES, INC.
                                        STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                       ------------------------------------------------
                                                            1996              1995              1994
                                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .........................................     $(10,597,099)     $ (9,434,871)     $ (6,319,489)
                                                       ------------      ------------      ------------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Non-cash compensation ........................          180,000              --                --
    Depreciation and amortization ................        1,487,356         1,445,596           573,830
    (Increase) decrease in prepaid
        expenses and other current assets ........         (548,930)          (39,606)          182,021
     Increase (decrease) in operating accounts
        payable and accrued expenses .............         (663,805)        1,457,187           981,835
                                                       ------------      ------------      ------------
Total adjustments ................................          454,621         2,863,177         1,737,686
                                                       ------------      ------------      ------------
Net cash used for
   operating activities ..........................      (10,142,478)       (6,571,694)       (4,581,803)
                                                       ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction of leasehold improvements ........         (614,479)         (939,947)       (5,746,782)
   Purchase of furniture and equipment ...........         (560,987)         (635,198)       (2,681,814)
   Increase in patents and other assets ..........         (134,034)         (131,532)          (40,184)
   Maturity of marketable securities .............             --                --           3,000,000
                                                       ------------      ------------      ------------
Net cash used in
   investing activities ..........................       (1,309,500)       (1,706,677)       (5,468,780)
                                                       ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of stock, net of related expenses .......        7,387,491         2,589,064         2,209,936
   Issuance of debt,  net of related expenses ....        8,098,523         8,205,000              --
   Repayment of debt .............................         (440,000)       (3,000,000)             --
   Exercise of stock options and warrants ........          638,723           150,923           214,238
                                                       ------------      ------------      ------------

                                       UNIGENE LABORATORIES, INC.
                                        STATEMENTS OF CASH FLOWS

                                              (continued)

                                                                    Years Ended December 31,
                                                       ------------------------------------------------
                                                            1996              1995              1994
                                                       ------------      ------------      ------------
Net cash provided by
   financing activities ..........................       15,684,737         7,944,987         2,424,174
                                                       ------------      ------------      ------------
Net increase (decrease) in cash and
  cash equivalents ...............................        4,232,759          (333,384)       (7,626,409)
Cash and cash equivalents at
  beginning of period ............................          258,627           592,011         8,218,420
                                                       ------------      ------------      ------------
Cash and cash equivalents at
   end of period .................................     $  4,491,386      $    258,627      $    592,011
                                                       ============      ============      ============
Supplemental cash flow information:

Interest paid ....................................     $    316,000      $    240,000      $      1,000
Exchange of notes ................................     $  3,300,000              --                --
Conversion of convertible debentures and accrued
   interest, net of related offering expenses into
   common stock ..................................     $  9,628,311              --                --

                            See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994



1.  Description of Business

Unigene Laboratories, Inc. (the "Company"), a health-care oriented biotechnology company, was incorporated in the State of Delaware in 1980. The Company is in the process of changing its primary business from a research oriented business to a pharmaceutical production business. The Company has concentrated most of its efforts to date on one product - calcitonin, for the treatment of osteoporosis. The Company's calcitonin products require clinical trials and approvals from regulatory agencies as well as acceptance in the marketplace. Although the Company believes its patents and patent applications are valid, the invalidation of its patents or the failure of certain of its pending patent applications to issue as patents could have a material adverse effect upon its business. The Company competes with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Many of these competitors have substantially greater resources than does the Company.

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

Patents- Patent costs are deferred pending the outcome of patent applications. Successful patent costs are amortized using the straight-line method over the lives of the patents. Unsuccessful patent costs are expensed when determined worthless. As of December 31, 1996, two of the Company's patents had issued in the U.S. and numerous have issued in various foreign countries. Various other applications are still pending.

Stock Option Plan- Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of- The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

Net Loss per Share- Net loss per share is computed using the weighted average number of shares outstanding during the period. Stock options and warrants have not been included in the calculation since the inclusion of such shares would be anti-dilutive.

Cash Equivalents- The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

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

3. Related Party Transactions

In connection with loans made to the Company by certain stockholders in 1984 and 1985, which loans were repaid in 1989, the former lenders received options to purchase 400,950 shares of the common stock of the Company, at prices ranging from $1.37 to $1.65 per share. During 1994, options to purchase 145,800 shares of common stock were exercised and options to purchase 72,900 shares of common stock expired. During 1995, options to purchase 80,750 shares of common stock were exercised and the remaining options to purchase 101,500 shares of common stock expired.

During 1994, the Company's stockholders approved the adoption of a stock option plan for outside directors. This plan replaced a plan previously adopted in 1991. As a result, the outside members of the Board of Directors at that time were granted options, expiring in 2004, except if the individual is no longer a director, to purchase shares of the Company's common stock at $3.00 per share. New outside directors will automatically receive stock options for 30,000 shares of common stock upon their election to the Board of Directors at a price equal to the fair market value on the date of grant. At December 31, 1996, options representing 60,000 shares were outstanding, all of which were exercisable; however, none have been exercised. In January 1997, a new outside director was added to the Board of Directors and received options to purchase 30,000 shares of common stock at an exercise price of $2.81 per share.

Notes payable - stockholders. During 1995, members of the Levy family loaned to the Company $1,905,000 of which $1,250,000 was classified as current and $655,000 was classified as long term as of December 31, 1995. The notes evidencing these loans were issued to Warren P. Levy, Ronald S. Levy and Jay

Levy, officers and directors of the Company, who in the aggregate own 11% of the Company's outstanding common stock, and a member of their family. These notes bear interest at the Merrill Lynch Margin Loan Rate plus .25% (8.625% at December 31, 1996) and $1,850,000 of the aggregate is collateralized by subordinated security interests in the Company's Fairfield plant and Boonton equipment. Notes for $1,255,000 were originally payable on demand but in any event not later than February 10, 1997. Another note for $650,000 was originally due on February 10, 1997. Under an agreement entered into with the holders of the 9.5% Senior Secured Convertible Debentures (see Note 5), while any amounts are outstanding under these debentures, an aggregate of only $1,250,000 of these loans may be repaid by the Company over time based upon the achievement of certain corporate benchmarks. The benchmarks and their associated repayments include $250,000 payable upon the occurrence of each of the following: (1) achievement of GMP status for the peptide production facility, (2) the filing of an injectable calcitonin IND and (3) the filing of an oral calcitonin IND. In addition, there is a $500,000 repayment associated with the signing of a contract with a strategic marketing partner. The first two benchmarks were achieved during 1996, and a total of $440,000 of these loans were repaid. Since management expects the remaining two benchmarks to be achieved during 1997, $810,000 of these loans has been classified as short-term as of December 31, 1996. The repayment schedule for the remaining $655,000 in notes is subject to negotiation after the signing of a contract with a strategic marketing partner.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 1996 and 1995:

                                                               Estimated
                                                              Depreciable
                                1996          1995               Lives
                            ----------     ----------    -----------------------
Building and
  improvements             $ 1,373,975    $ 1,373,975    25 years
Leasehold improvements       8,452,630      8,437,674    Remaining Life of Lease
Manufacturing equipment      3,522,364      3,420,757    10 years
Laboratory equipment         2,466,591      2,332,272     5 years
Other equipment                466,523        466,523    10 years
Office equipment and
  furniture                    244,428        179,574     5 years
                           -----------    -----------
                            16,526,511     16,210,775
Less accumulated
  depreciation and
  amortization               6,291,608      4,818,923
                           -----------    -----------
                            10,234,903     11,391,852
Land                           121,167        121,167
                           -----------     ----------
                           $10,356,070    $11,513,019
                           ===========    ===========

Depreciation and amortization expense on property, plant and equipment was $1,473,000, $1,437,000 and $531,000 in 1996, 1995 and 1994, respectively.

5.       Convertible Debentures

In March 1996, a secured $3,300,000 loan (see Note 6) was exchanged for 9.5% Senior Secured Convertible Debentures of an equal principal amount. These debentures mature November 15, 1998 and are convertible into shares of Common Stock. The initial conversion rate was $1.15 per share, subject to certain reset provisions. In October 1996, the conversion rate was reset to $1.12 per share. Through December 31, 1996, $2,016,600 of principal amount of these debentures had been converted into approximately 1,778,000 shares of Common Stock.

In March 1996, the Company completed a private placement of $9.08 million aggregate principal amount of 10% Convertible Debentures. The Company received net proceeds of approximately $8.1 million as a result of this placement. These debentures mature March 4, 1999. The 10% Debentures are convertible into shares of Common Stock at a conversion rate determined by dividing the principal amount to be converted, plus accrued interest, by the lower of $2.00 or 85% of the average closing bid price as reported on Nasdaq for the ten trading days immediately preceding the date of conversion. Through December 31, 1996, $8,230,000 of principal amount of these debentures, plus $270,000 of accrued interest, had been converted into approximately 4,404,000 shares of Common Stock. The placement agent, in connection with the issuance of these debentures, received a five-year warrant to purchase 454,000 shares of the Company's common stock at $2.10 per share as partial compensation for services rendered.

6.  Note Payable - Other

Represents a $3.3 million debt financing received in November and December 1995 from two unrelated third parties. A total of $2.2 million was used to pay off other short-term debt plus accrued interest. This note was secured by all of the Company's assets and accrued interest at the rate of 9.5% per annum. The note was due in February, 1996. However, on March 6, 1996 the note was exchanged for Senior Secured Convertible Debentures with interest at the rate of 9.5% per annum, secured by all of the Company's assets, maturing in 1998. See Note 5.

7. Lease

The Company is obligated under a 10 year net-lease which began in February 1994 for its manufacturing facility located in Boonton, New Jersey. The Company has two 10-year renewal options as well as an option to purchase the facility. Total future minimum rentals under this noncancelable operating lease as of December 31, 1996 are as follows:

                     YEAR                   RENT
                     ----                   ----
                     1997               $  185,323
                     1998                  185,323
                     1999                  185,323
                     2000                  185,323
                     2001                  185,323
                     Thereafter            386,086
                                           -------
                                        $1,312,701
                                        ==========

Total rent expense for 1996, 1995 and 1994 was $185,000,  185,000, and $140,000,
respectively.

8. Stockholders' Equity

In October 1994, the Company entered into an agreement with a consultant whose compensation for its services included the issuance of warrants, exercisable at $3.00 per share, for the purchase of 1,000,000 shares of Common Stock. During 1995, these warrants were sold by the consultant to an unrelated third party. No proceeds were received by the Company in connection with this transaction. These warrants were to expire in April 1997, but have been extended to October 1998. During 1996, another consultant's compensation included warrants to purchase a total of 400,000 shares of Common Stock at exercise prices ranging from $1.63 to $3.50 per share. These warrants expire in April 2001. Compensation expense recognized as a result of the above was $180,000.

In October 1996, the Company completed a private placement of 4,218,804 Units at a price of $1.75 per Unit. Each Unit consists of (i) one share of Common Stock,
(ii) one quarter of a Class C warrant, (each whole Class C warrant is exercisable immediately to purchase one share of Common Stock) and (iii) one quarter of a Class D warrant, (each whole Class D warrant is exercisable immediately to purchase one share of Common Stock). The Class C and Class D warrants are referred to together as the "Warrants". The Warrants have an initial exercise price of $3.00 per share and expire on October 11, 1999, except that the expiration date of the Class C warrants may be accelerated under certain circumstances. In addition, the Warrants contain certain adjustment and antidilution provisions which, upon the occurrence of certain events, may require the Company to adjust the exercise price of the Warrants and to issue additional shares of Common Stock upon the exercise thereof. The fee paid to the placement agent in the transaction consisted of an additional 296,935 Units in lieu of cash compensation. The net proceeds to the Company were approximately $7 million.

During 1996, an aggregate of $10.2 million in convertible debentures, plus $270,000 of accrued interest, was converted into approximately 6.2 million shares of Common Stock. See Note 5.

In connection with the issuance of stock and of debt during 1995 and 1996, the Company issued an aggregate of 4,539,000 stock purchase warrants, expiring from 1999 to 2001, exercisable at prices ranging from $1.38 to $3.00 per share. These warrants are in addition to the 1,400,000 warrants discussed above. The exercise prices of the warrants were at or above the fair market value of the common stock at their dates of issue.

From January through March 1996, the Company sold in private placements an aggregate of 371,000 shares of Common Stock, receiving net proceeds of $340,000.

The Company previously had outstanding 5,594,069 Class B Warrants, exercisable to purchase 7,982,177 shares of Common Stock, which expired unexercised on September 10, 1996.

9. Stock Option Plans

Under the Unigene Laboratories, Inc. 1984 Non-Qualified Stock Option Plan for Selected Employees (the "1984 Plan"), 2,916,000 shares of Common Stock were reserved for issuance upon the exercise of options granted. Each option granted expires no later than the tenth anniversary of the date of its grant. The 1984 Plan terminated in November 1994; however, 236,150 options previously granted continue to be outstanding and exercisable under that plan.

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

Transactions under the plans are as follows:

                                       Option
                       Options          Price
                     Outstanding      Per Share
                     -----------     -----------
January 1, 1994        471,250       $1.00-$5.00
                     -----------     ------------
1994: Granted          447,350       $2.38-$3.25
      Cancelled        ( 9,750)
      Exercised        ( 9,450)      $1.19-$2.75
                     -----------     ------------
December 31, 1994      899,400       $1.00-$5.00
                     -----------     ------------
1995: Granted          582,750       $1.44-$2.69
      Cancelled       (590,750)
      Exercised        (12,000)      $1.50
                     -----------     ------------
December 31, 1995      879,400       $1.00-$3.00
                     -----------     ------------
1996: Granted          818,500       $1.88-$3.13
      Cancelled       ( 58,200)
      Exercised       (140,385)      $1.00-$1.63
                     -----------     ------------
December 31, 1996    1,499,315       $1.00-$3.00
                     -----------     ------------

As of December 31, 1996, options to purchase 72,750 shares were available for grant under the 1994 Plan and options for 963,065 shares were exercisable under the 1994 and 1984 plans.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock options in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income would have been changed to the pro forma amounts indicated below:

                                                  1996             1995
                                             ------------       ------------
Net loss - as reported                      $(10,597,099)       $( 9,434,871)
Net loss - pro forma                        $(12,054,647)       $(10,050,222)
Net loss per share - as reported            $       (.38)       $       (.44)
Net loss per share - pro forma              $       (.43)       $       (.46)

The fair value of the stock options granted in 1995 and 1996 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1995 and 1996; dividend yield of 0%; expected volatility of 62%; a risk-free interest rate of 6.5%; and expected lives of 6 years.

During 1993, a consultant received options to purchase 5,000 shares of the Company's common stock at $4.56 per share, all of which options are currently exercisable. During 1995, the Company granted to a consultant a stock option to purchase 10,000 shares of the Company's Common Stock exercisable at $1.44 per share. None of these options have been exercised. In addition, another consultant will receive 10,000 shares of the Company's common stock when certain conditions are met.

In addition, at December 31, 1996, there were 60,000 options outstanding and shares reserved under agreements referred to in Note 3.

10. Income Taxes

As of December 31, 1996, the Company had available for income tax reporting purposes net operating loss carryforwards in the amount of approximately $44,000,000, expiring from 1997 through 2011, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, the Company has investment tax credits and research and development credits in the amounts of $64,000 and $1,454,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1997 through 2011.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes." Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of December 31, 1996 and 1995, under FASB 109, the Company had deferred tax assets of approximately $19,200,000 and $15,100,000, respectively, subject to valuation allowances of $19,200,000 and $15,100,000, respectively. The deferred tax assets were generated primarily as a result of the Company's net operating losses and tax credits generated.

11. Employee Benefit Plan

The Company, in 1989, implemented a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to a maximum for each employee of $9,500 for 1996 and $9,240 for both 1995 and 1994.

12.  Research and Licensing Revenue

In  September  1989,  the  Company  executed  a letter  of  intent  with  Berlex
Laboratories, Inc., a subsidiary of Schering A.G. The letter of intent was terminated in June 1990 and a final payment of $250,00 was received and included in Licensing and Other Revenue in 1994. The Company has no further obligations under this letter of intent.

In June 1995, the Company entered into a joint venture agreement effective as of March 1996, with the Qingdao General Pharmaceutical Company and its Huanghai factory for the production and marketing of Calcitonin in China. Under the agreement, the Chinese partners will finance the project, including the construction and operation of a dedicated manufacturing facility in China which will utilize the non-proprietary aspects of the Company's production technology. Unigene will provide the joint venture with technology and training as well as the Company's proprietary enzyme at a discounted price. Unigene will receive a combination of fixed fees and annual royalties based upon sales of the end product. In 1996, the Company recognized revenues of $300,000 from this agreement. There is no assurance that this joint venture will be successful or that Unigene will receive significant income from the joint venture.

13.      Subsequent Events

The Company has incurred annual operating losses since its inception and, as a result, at December 31, 1996 had an accumulated deficit of $44,300,000. The Company's cash requirements have increased by approximately $2.5-$3 million per year with the opening of its peptide manufacturing facility. Management believes that the Company has sufficient financial resources to sustain its operations at the current level through at least the second quarter of 1997. The Company will require additional funds through financing or licensing agreements to ensure continued operations beyond that time. Managment is actively seeking licensing and/or supply agreements with pharmaceutical companies. The Company is currently developing two calcitonin products (an oral version and an injectable version) for which it is seeking licensing partners. The signing of one or more agreements will be necessary to fund operations and to repay its loans and interest thereon when due. In the absence of or the delay in signing such agreements, obtaining adequate financing would be necessary. However, there is no assurance that sufficient funds will be obtained. The Company believes that the implementation of a licensing transaction will satisfy the Company's liquidity requirements over the short-term. Satisfying the Company's long-term liquidity requirements will require the successful commercialization of one or more of its Calcitonin products.

                                    PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth information with respect to the six directors of the Company:

                                                      Served
                                                   Continuously
Name                         Age                as Director Since
----                         ---                -----------------
Warren P. Levy (1)(2)         45                       1980
Ronald S. Levy (1)(3)         48                       1980
Jay Levy (1)(4)               73                       1980
Robert F. Hendrickson (5)     64                       1997
Robert G. Ruark (6)           55                       1993
George M. Weimer (7)          78                       1984
---------------------

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

(5) Mr.  Robert F.  Hendrickson  has been a director  since  January  1997.  Mr.
Hendrickson was Senior Vice President, Manufacturing and Technology, for Merck &
Co., Inc., an  international  pharmaceutical  company,  from 1985 to 1990. Since
1990, Mr. Hendrickson has been a management consultant with a number of biotechnology and pharmaceutical companies among his clients. He is currently
Chairman of the Board of Envirogen, Inc. an environmental biotechnology company, and a director of Cytogen, Inc. and The Liposome Co., Inc., both of which are biotechnology companies.

(6) Mr.  Robert G.  Ruark has been an  independent  consultant  since June 1993.
Prior thereto, he had been employed by Merck and Co., Inc., an international pharmaceutical company, for 25 years in legal and administrative capacities. Mr.
Ruark, an attorney, has extensive experience in international licensing and business development. When he retired in 1993, Mr. Ruark was Vice President of the Merck Human Health Division.

(7) Mr. George M. Weimer has been an independent general partner and director of
Westford Technology  Ventures L.P., a venture capital investment company,  since
May 1988.  For more than 40 years prior  thereto,  Mr.  Weimer worked in various administrative  capacities for divisions and  subsidiaries  of Merck & Co., Inc.
and E.R.  Squibb & Sons,  both of which are major  international  pharmaceutical
companies.   When  he   retired   in  1984,   Mr.   Weimer   was   Senior   Vice
President-Administration for Merck Sharp & Dohme International  Pharmaceuticals,
Inc.,  a  position  he had held  since  1981.  Since  1984,  he has  served as a pharmaceutical  consultant  for the Company  and,  from time to time,  for other corporations.

Information  concerning the Executive  Officers of the Registrant is included in
Item I of Part I above, in the section entitled "Executive Officers of the Registrant".

Item 11.  Executive Compensation.

REPORT OF THE BOARD OF DIRECTORS ON 1996 EXECUTIVE COMPENSATION

The  entire  Board  of  Directors  was  responsible  for  determining  the  1996 compensation of the three executive officers of the Company. This Report describes the policies and other considerations used by the Board in establishing such compensation.

The Board has familiarized itself with various forms and types of remuneration from reports of other public corporations and their own business experience.

The Board has determined that, because the Company was still in a research and preproduction phase in 1996, compensation for 1996 for executive officers could not be related primarily to the performance of the Company's stock or to the annual profit performance of the Company. A primary consideration for the compensation of an executive officer of the Company is his leadership effort in the development of proprietary products and processes, and in planning for future growth and profitability. Other significant factors considered by the Board of Directors in determining executive officers' compensation were salaries paid by other public companies in the health-care related biotechnology field to comparable officers, the duties and responsibilities of the executive officers in the past and as projected, their past performance and commitment to the Company, and incentives for future performance. The executive officers were also consulted with respect to their compensation and their plans for compensation for other personnel in order to coordinate all compensation policies of the Company.

The Board of Directors determined that no bonuses or salary increases should be paid to executive officers in 1996, primarily on the basis of the Company's losses and the projected expenses and cash flow required for the further development and clinical trials for the Company's calcitonin pill as well as the regulatory expenses and clinical trials for the Company's injectable form of calcitonin.

The Board also determined that no stock options be awarded to executive officers for 1996, at the request of such executive officers.

The compensation for the Chief Executive Officer for 1996 was based on the same policies and considerations set forth above for executive officers generally.

                           Warren P. Levy
                           Ronald S. Levy
                           Jay Levy
                           Robert G. Ruark
                           George M. Weimer

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Executive compensation for 1996 was determined by the Board of Directors of the Company consisting of Messrs. Warren P. Levy, Ronald S. Levy, Jay Levy, Robert
G. Ruark, and George M. Weimer.

Three of the members of the five member Board of Directors, Warren P. Levy, Ronald S. Levy and Jay Levy, are executive officers of the Company. Jay is the father of Warren and Ronald Levy. The other directors were outside directors unrelated to the executive officers.

During 1995, Warren P. Levy, Ronald S. Levy, and Jay Levy, officers and directors of the Company, and a member of their family loaned a total of $1,905,000 to the Company of which $1,850,000 was secured by secondary liens on the Fairfield plant and equipment and the Boonton manufacturing equipment. The notes bear interest at the Merrill Lynch Margin Loan Rate plus .25% (8.625% at February 28, 1997). Under the terms of the Company's 9.5% Senior Secured Convertible Debentures, while any amounts are outstanding under the debentures, an aggregate of only $1,250,000 of the Levy family loans is payable over time based upon the achievement of certain corporate benchmarks. $440,000 was repaid to the Levy family during 1996. See Note 3 to the Financial Statements.

EXECUTIVE COMPENSATION

The following table sets forth for the years 1996, 1995 and 1994 compensation paid or awarded to the Chief Executive Officer of the Company and to each other executive officer whose remuneration from the Company exceeded $100,000 during 1996 in all capacities in which they served:

                                                     SUMMARY COMPENSATION TABLE

                                                                                                               All Other
                           Annual Compensation                         Long Term Compensation               Compensation(1)
                           -----------------                           -----------------------               -------------

                                                                       Awards           Payouts
                                                                       ------           -------

                                                           Other     Restricted
Name and                                                  Annual       Stock          Options/        LTIP
Principal Position         Year    Salary     Bonus    Compensation    Award            SARs         Payouts
------------------         ----    ------     -----    ------------    -----            ----         -------   ------------
Warren P. Levy,            1996   $145,454    $-0           $-0-        $-0-            $-0-           $-0-      $  13,806
 President, Chief          1995    145,394     -0-           -0-         -0-             -0-            -0-         13,811
 Executive Officer         1994    145,344     -0-           -0-         -0-             -0-            -0-         12,942
  and Director


Dr. Ronald S. Levy,        1996    140,889     -0-           -0-         -0-              -0-           -0-         16,746
 Vice President and        1995    140,829     -0-           -0-         -0-              -0-           -0-         16,616
 Director                  1994    140,716     -0-           -0-         -0-              -0-           -0-         13,914

(1)      Represents premium on executive split-dollar life insurance.

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

              [GRAPHIC -- GRAPH PLOTTED TO POINTS IN CHART BELOW]




                              COMPARISON OF CUMULATIVE TOTAL RETURN
                             OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                        1991      1992      1993      1994      1995      1996
                        ----      ----      ----      ----       ----      ----
UNIGENE LABS INC        100      101.52     60.61      57.58     31.82     49.24
INDUSTRY INDEX          100       82.68     68.63      46.07     89.42     79.54
BROAD MARKET            100      100.98    121.13     127.17    164.96    204.98

The industry index chosen was:
SIC Code 8731 - Commercial Physical & Biological Research

The Broad Market index chosen was:
NASDAQ Market Index

The current composition of the industry index is as follows:

Abiomed Inc.                                KFX Inc.
AC Nielsen Corp.                            Kopin Corp.
Affymetrix Inc.                             Krug Internat Corp
Amerigon Inc. CL A                          Life Medical Science Inc.
Aura Systems Inc.                           Lifecell Corporation
Avigen Inc.                                 Liposome Co. Inc.
Cadus Pharmaceutical CP                     Myriad Genetics Inc.
Catalytica Inc.                             Neopharm Inc.
Celgene Corp.                               Neose Technologies Inc.
Cocensys Inc.                               Neotherapeutics Inc.
Collaborative Clin Res                      Neurocrine Biosciences
Conductus Inc.                              Organogenesis Inc.
Core Laboratories N.V.                      Pacific Biometrics Inc.
Covance Inc.                                Parexel Internat CP
Cree Research Inc.                          Pharmaceutical Prod Dev
CV Therapeutics Inc.                        Pharmacopeia Inc.
Cyclo 3 PSS Corp.                           Polymer Research of Amer
Ecogen Inc.                                 Primark Corp.
Ecoscience Corp.                            Protein Polymer Tech
Electronic Designs Inc.                     Quintiles Transational
Electrosource Inc.                          Research Frontiers Inc.
Energy Biosystems Corp.                     Satcon Technology Corp.
Energy Conversn Devices                     SI Diamond Technol
Excel Technology Inc.                       Spire Corp.
Fiberchem Inc.                              Summit Technology Inc.
Genset ADR                                  Superconductor Tech.
Illinois Superconductor                     Synaptic Pharmaceutical
Incyte Pharmaceuticals                      Valence Technology Inc.
Innerdyne Inc.                              Xenova GR PLC ADS
Integrated Process Equip.                   XXSYS Technologies Inc.
Irvine Sensors Corp.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL STOCKHOLDERS

As of February 28, 1997 the following were the only beneficial owners of the Company's voting securities known to hold more than 5 percent of the outstanding shares of Common Stock. The Company has no other class of voting securities outstanding.

Name and Address of          Amount of Beneficial     Percentage of
 Beneficial Owner               Ownership           Outstanding Shares
---------------------       ---------------------   -------------------
Warren P. Levy (1)                 1,711,700                 4.7%
110 Little Falls Road
Fairfield, NJ  07004

Ronald S. Levy (1)                 1,726,700                 4.8%
110 Little Falls Road
Fairfield, NJ  07004

Loews Corporation (2)              3,000,000 (3)             8.0%
CNA Plaza
Chicago, IL  60685
-------------------

(1) Dr. Warren P. Levy and Dr. Ronald S. Levy,  together with their father,  Mr.
Jay  Levy  whose  shares  are set  forth  in the next  table,  beneficially  own
4,078,350 shares of the Company's Common Stock, including shares owned by a trust in which they have pecuniary interests, or 11% of the outstanding shares.
See also footnotes 1 and 2 to the next table.

(2) Loews  Corporation  holds in excess  of 84% of the  equity of CNA  Financial
Corporation.  CNA Financial  Corporation  owns 100% of the equity of Continental
Casualty Corporation, which is the direct holder of the securities.

(3) Includes warrants to purchase 1,000,000 shares of the Company's Common Stock which are exercisable immediately.

SECURITY OWNERSHIP OF MANAGEMENT

On February 28, 1997 the directors listed below and all officers and directors as a group beneficially owned the following equity securities of the Company, including options to purchase shares of Common Stock of the Company.

                                   Common Stock of the Company
                                   -----------------------------------
   Name of                         Amount and Nature of     Percent of
Beneficial Owner                   Beneficial Ownership(1)    Class
----------------                   -----------------------  ----------
Warren P. Levy                         1,711,700 (2)           4.7%
Ronald S. Levy                         1,726,700 (2)           4.8%
Jay Levy                                 439,950 (2)           1.2%
Robert F. Hendrickson                     15,000                -
Robert G. Ruark                           30,000 (3)           0.1%
George M. Weimer                          30,000 (4)           0.1%
Officers and Directors
  as a Group (5 persons)               3,953,350 (2)(5)       10.9%
-----------------

(1) Unless otherwise noted, all officers, directors and principal stockholders have sole voting and investment power with respect to securities beneficially owned by them.

(2) In addition, 200,000 shares of Common Stock, representing approximately .5% of the total outstanding, is held by a trust. Jay Levy and members of his immediate family, including his two sons, Warren P. Levy and Ronald S. Levy, have pecuniary interests in the trust. As a result, each of such persons may be deemed to be the beneficial owner of shares held by the trust. Warren P. Levy, his wife and Ronald S. Levy are co-trustees of the trust.

(3) Consists solely of shares of Common Stock which Mr. Ruark has the right to acquire pursuant to stock options which are exercisable immediately.

(4) Consists solely of shares of Common Stock which Mr. Weimer has the right to acquire pursuant to stock options which are exercisable immediately.

(5) Includes an aggregate of 60,000 shares of Common Stock which such persons have the right to acquire pursuant to stock options which are exercisable immediately.

Item 13. Certain Relationships and Related Transactions.

Information  concerning the Executive  Officers of the Registrant is included in
Item 11 of Part III above, in the section entitled "Compensation Committee Interlocks and Insider Participation".

                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

                 (a)(2).  Financial Statement Schedules.

                 None.

                 (b) Exhibits.

                 See Index to Exhibits which appears on Pages 42 and 43.

                 (c) Reports on Form 8-K:

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

                                   UNIGENE LABORATORIES, INC.


March 27, 1997                     /s/ Warren P. Levy
                                   -----------------------------
                                   Warren P. Levy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 27, 1997                     /s/ Warren P. Levy
                                   -----------------------------
                                   Warren P. Levy, President,
                                   Chief Executive Officer and
                                   Director


March 27, 1997                     /s/ Jay Levy
                                   -----------------------------
                                   Jay Levy, Treasurer,
                                   Chief Financial Officer, Chief
                                   Accounting Officer and Director


March 27, 1997                     /s/ Ronald S. Levy
                                   -----------------------------
                                   Ronald S. Levy, Secretary,
                                   Vice President and Director


March 27, 1997                     /s/ Robert F. Hendrickson
                                   -----------------------------
                                   Robert F. Hendrickson,
                                   Director


March 27, 1997                     /s/ Robert G. Ruark
                                   -----------------------------
                                   Robert G. Ruark, Director


                                   /s/ George M. Weimer
March 27, 1997                     -----------------------------
                                   George M. Weimer, Director

                                INDEX TO EXHIBITS
                                -----------------

3.1(1)      Certificate of Incorporation and Amendments to July 1, 1986.

3.1.1(1) Amendments to Certificate of Incorporation filed July 29, 1986 and May 22, 1987.

3.2 By-Laws. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-04557 on Form S-3.

4.1.1(1) Amended Proposed Form of Warrant Agreement, Specimen Class A Warrant and Specimen Class B Warrant.

4.1.2 Warrant Agreement, dated October 11, 1996, among the Company, BT Securities Corporation and the purchasers named therein (incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

4.2(1)      Specimen Certificate for Common Stock, par value $.01 per share.

10.2(3) Lease agreement between the Company and Fulton Street Associates, dated May 20, 1993.

10.6(1) Agreement between the Company and George M. Weimer dated February 10, 1984.

10.7 1994 Employee Stock Option Plan which is incorporated by reference to the Company's Definitive Proxy Statement dated April 28, 1994, which is set forth as Appendix A to Exhibit 28 to the Company's Form 10-K for the year ended December 31, 1993.

10.8 1994 Outside Directors Stock Option Plan which is incorporated by reference to the Company's Definitive Proxy Statement dated April 28, 1994 which is set forth as Appendix B to Exhibit 28 to the Company's Form 10-K for the year ended December 31, 1993.

10.9(4) Mortgage and Security Agreement between the Company and Jean Levy dated February 10, 1995.

10.10(4)    Loan and Security Agreement between the Company and Jay Levy, Warren
            P. Levy and Ronald S. Levy dated March 2, 1995.

10.11(1) Non-Competition Agreements with Warren P. Levy and Ronald S. Levy dated May 29, 1987.

10.14(2) Split Dollar Agreement dated September 30, 1992 between Unigene Laboratories, Inc. and Warren P. Levy.

10.15(2) Split Dollar Agreement dated September 30, 1992 between Unigene Laboratories, Inc. and Ronald S. Levy.

10.16(4) Loan and Security Agreement between the Company and Dejufra, Inc. dated March 15, 1995.

10.17 Consulting Agreement, dated October 25, 1994, between the Company and Broad Capital Associates, Inc., which is incorporated by reference as Exhibit 1 to the Company's Form 10-Q for the period ended September 30, 1994.

10.18(4) Amendment to Loan Agreement and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated March 20, 1995.

10.19(5) Amended and Restated Securities Purchase Agreement dated March 6, 1996 by and among Olympus Securities, Ltd., Nelson Partners and Unigene Laboratories, Inc.

10.20(5)    Regulation S Securities Subscription Agreement.

10.20.1(5)  Registration   Rights  Agreement  between  the  Company  and  Swartz
            Investments, LLC dated March 12, 1996.

10.21(5) Amendment to Loan and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated June 29, 1995.

10.22(5) Promissory Note between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated June 29, 1995.

10.23 Registration Rights Agreement, dated October 11, 1996, among the Company, BT Securities Corporation and the purchasers named therein (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

23          Independent Auditor's Consent

27          Financial Data Schedule

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

(5) Incorporated by reference to the exhibit of same number to the Company's Form 10-K for the year ended December 31, 1995.