Form 10-Q
period 1997-03-31
UNIGENE LABORATORIES INC
filed 1997-05-15
CIK 352747

FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997


                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________  to_____________

For Quarter Ended                                Commission file number  0-16005

                           Unigene Laboratories, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         22-2328609
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

110 Little Falls Road, Fairfield, New Jersey        07004
--------------------------------------------      ---------
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

Common Stock, $.01 Par Value--37,005,702 shares as of May 1, 1997

                                      INDEX

                           UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-
         March 31, 1997 and December 31, 1996

Condensed statements of operations-
         Three months ended March 31, 1997 and 1996

Condensed statements of cash flows-
    Three months ended March 31, 1997 and 1996

Notes to condensed financial statements-
    March 31, 1997

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations


PART II. OTHER INFORMATION

Item 2.           Changes in Securities

Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

PART I. FINANCIAL INFORMATION

                             UNIGENE LABORATORIES, INC.
                              CONDENSED BALANCE SHEETS

                                                    March 31           December 31
                                                      1997                  1996
                                                  ------------         ------------
                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ..................   $  2,308,013          $ 4,491,386
   Accounts receivable ........................        100,380              100,954
   Prepaid expenses and other
      current assets ..........................        869,187              882,135
                                                  ------------         ------------
        Total current assets ..................      3,277,580            5,474,475

Property, plant and equipment-net
   of accumulated depreciation and
   amortization ...............................     10,131,055           10,356,070
Patents and other assets ......................      1,336,367            1,338,691
                                                  ------------         ------------
                                                   $14,745,002         $ 17,169,236
                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................   $    795,137         $  1,025,136
   Accrued expenses ...........................        633,345              685,568
   Notes payable - stockholders ...............        810,000              810,000
                                                  ------------         ------------
         Total current liabilities ............      2,238,482            2,520,704

   Note payable - stockholders ................        655,000              655,000
   9.5% convertible debentures ................        502,694            1,283,400
   10% convertible debentures .................        650,000              850,000

Stockholders' equity:
   Common stock-par value $.01 per share;
      authorized 48,000,000 shares, issued
      and outstanding 37,005,702 shares in
      1997 and 35,352,824 shares in 1996 ......        370,057              353,528
   Additional paid-in capital .................     59,087,806           55,829,641
   Accumulated deficit ........................    (48,758,006)         (44,322,006)
   Less: Treasury stock, at cost,
      7,290 shares ............................         (1,031)              (1,031)
                                                  ------------         ------------
        Total stockholders' equity ............     10,698,826           11,860,132
                                                  ------------         ------------
                                                  $ 14,745,002         $ 17,169,236
                                                  ============         ============

                    See notes to condensed financial statements.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended
                                                         March 31
                                              ----------------------------
                                                  1997              1996
                                              -----------      -----------
Licensing and
   other revenue ........................     $     1,442      $   305,181
                                              -----------      -----------
Operating expenses:
   Research and
      development .......................       2,192,961        1,765,446

   Settlement of contractual right
   (Note C) .............................       1,669,063             --

   General and
      administrative ....................         550,016          391,180
                                              -----------      -----------
                                                4,412,040        2,156,626
                                              -----------      -----------
   Operating loss .......................      (4,410,598)      (1,851,445)
                                              -----------      -----------

Other income (expense):
         Interest/other income ..........          48,198           78,338
         Interest expense ...............         (73,601)        (174,589)
                                              -----------      -----------
                                                  (25,403)         (96,251)
                                              -----------      -----------

Net loss ................................     $(4,436,001)     $(1,947,696)
                                              ===========      ===========

Net loss per share ......................     $      (.12)     $      (.08)
                                              ===========      ===========
Weighted average number
  of shares outstanding .................      36,019,408       23,850,944
                                              ===========      ===========

                  See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                   -----------------------------
                                                       1997             1996
                                                  ------------      -----------

Net cash used for operating activities .......    $ (2,567,809)     $(2,955,029)
                                                   -----------      -----------

Investing activities:

   Construction of leasehold improvements ....         (18,298)            --
   Purchase of equipment and furniture .......        (126,087)         (16,901)
   Increase in patents and other assets ......         (22,644)         (38,676)
                                                   -----------      -----------
                                                      (167,029)         (55,577)
                                                   -----------      -----------

Financing activities:

   Sales of stock, net of related expenses ...            --            300,440
   Issuance of debt, net of related expenses .            --          8,137,000
   Exercise of stock options and warrants ....         551,465           23,612
                                                   -----------      -----------
                                                       551,465        8,461,052
                                                   -----------      -----------
Net increase (decrease) in cash and
  cash equivalents ...........................      (2,183,373)       5,450,446
Cash and cash equivalents at
   beginning of year .........................       4,491,386          258,627
                                                   -----------      -----------
Cash and cash equivalents at
   end of period .............................     $ 2,308,013      $ 5,709,073
                                                   ===========      ===========

Supplemental cash flow information:
   Exchange of notes .........................            --        $ 3,300,000

Conversion of convertible debentures
   and accrued interest, net of related
   offering expenses into common stock .......     $   978,842             --



                  See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - CONVERSION OF NOTES PAYABLE TO STOCKHOLDERS INTO COMMON STOCK

During 1995, executive officers of the company, Warren Levy, Ronald Levy and Jay Levy, and a member of the Levy family loaned to the Company an aggregate of $1,905,000. A total of $440,000 of these loans was repaid in 1996. On May 2, 1997, an aggregate of $200,000 in principal amount of these loans was converted into 57,200 shares of the common stock of the Company at a conversion price of $3.4965 per share. The closing price of the common stock on May 1, 1997, as reported in the Wall Street Journal, was $3.21875 per share.

NOTE C - SETTLEMENT OF CONTRACTUAL RIGHT

On February 7, 1997, the Company issued an aggregate of 490,000 shares of common stock to the holders of the Company's 9.5% Senior Secured Convertible Debentures (the "Debentures") in exchange for the surrender of certain contractual rights. Under the terms of the agreement pursuant to which the Debentures were issued, the Company could have become obligated as of December 31, 1998 to pay to the holders a fee equal to 2% of the sum of the market value of the Company's common stock plus the principal amount of all outstanding debt of the Company, less its cash on deposit, up to a maximum fee of $3,000,000. The expense associated with this transaction was valued at $1,669,603, based on a closing price of the common stock of $3.40625 on February 7, 1997.

NOTE D - CONVERTIBLE DEBENTURES

During the period January 1, 1997 through March 31, 1997, $780,706 of principal amount of the Company's 9.5% Senior Secured Convertible Debentures was converted into 697,058 shares of common stock.

During the period January 1, 1997 through March 31, 1997, $200,000 of principal amount of the Company's 10% Convertible Debentures, plus $18,136 of accrued interest, had been converted into 109,068 shares of common stock. From April 1, 1997 through May 5, 1997, an additional $200,000 of principal amount of these debentures, plus $22,795 of accrued interest, was converted into 111,397 shares of common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues for the first quarter of 1996 included a license fee of $300,000 from the Company's joint venture in China. Revenues from hormone and enzyme sales were $1,000 and $5,000 for the three months ended March 31, 1997 and 1996, respectively.

Research and development, the Company's largest expense, increased 24% from $1,765,000 to $2,193,000, for the three months ended March 31, 1997, as compared to the same period in 1996. The increase was primarily related to regulatory documentation preparation fees and increased expenditures for supplies and salaries.

Settlement of contractual right in 1997 represents the following. On February 7, 1997, the Company issued an aggregate of 490,000 shares of common stock to the holders of the Company's 9.5% Senior Secured Convertible Debentures (the "Debentures") in exchange for the surrender of certain contractual rights. Under the terms of the agreement pursuant to which the Debentures were issued, the Company could have become obligated as of December 31, 1998 to pay to the holders a fee equal to 2% of the sum of the market value of the Company's common stock plus the principal amount of all outstanding debt of the Company, less its cash on deposit, up to a maximum fee of $3,000,000. The expense associated with this transaction was valued at $1,669,603, based on a closing price of the common stock of $3.40625 on February 7, 1997.

General and administrative expenses increased 41% from $391,000 to $550,000, for the three months ended March 31, 1997, as compared to the same period in 1996. The increase was primarily due to higher public relations, insurance and legal expenses.

Interest and other income decreased $30,000 for the three months ended March 31, 1997, as compared to the same period in 1996. The decrease was due to gains on settlement of debt recognized in 1996.

Interest expense decreased $101,000 for the three months ended March 31, 1997, as compared to the same period in 1996 due to conversions in 1996 and 1997 of the Company's convertible debentures.

As a result of decreased revenue, as well as increased operating expenses, partially offset by decreased interest expense, the Company's net loss increased $2,488,000 or 128% compared to the prior year.

As of December 31, 1996, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $44,300,000, expiring from 1997 through 2011, which are available to reduce future earnings that otherwise would be subject to federal income taxes. For the three months ending March 31, 1997, the Company accumulated additional losses of approximately $4,400,000. In addition, the Company has investment tax credits and research and development credits in the amounts of $64,000 and $1,454,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1997 through 2011.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of January 1, 1997, under FASB 109, the Company had deferred tax assets of approximately $19,200,000, subject to a valuation allowance of $19,200,000. The deferred tax assets were generated primarily as a result of the Company's net operating losses and available tax credits. For the three-month period ended March 31, 1997, the Company's deferred tax assets and valuation allowances each increased by approximately $1,800,000.

LIQUIDITY AND CAPITAL RESOURCES

During 1994, the Company completed construction of its peptide production facility in Boonton, New Jersey. The facility was constructed in a shell building that is being leased under a ten year net lease which began in February 1994. The Company has two ten-year renewal options as well as an option to purchase the facility. The total cost of leasehold improvements and process equipment for this facility, including current validation costs, totaled approximately $12 million. The improvements and equipment have been primarily financed from the remainder of the $17 million of proceeds received as a result of the exercise by the warrant holders of the Company's Class A Warrants in 1991 and the proceeds of $2.2 million from the sale of stock in 1994. There are currently no material commitments for capital expenditures relating to either the Boonton facility or the Company's facility in Fairfield.

The Company, at March 31, 1997, had cash and cash equivalents of $2,308,000, a decrease of $2,183,000 from December 31, 1996.

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

The Company's cash requirements have increased by approximately $2.5-$3 million per year with the opening of its peptide manufacturing facility. In addition, the Company faces principal and interest obligations over the next several years under its outstanding debentures and other indebtedness. However, because of the recent increase in the Company's stock price and the current below market conversion prices of each of the issues of debentures, a substantial portion of such debentures has been, and a substantial portion of the remainder is expected to be, converted into common stock. Management believes that the Company has sufficient financial resources to sustain its operations at the current level through at least the second quarter of 1997. The Company will require additional funds through financing or licensing agreements to ensure continued operations beyond that time. Management is actively seeking licensing and/or supply agreements with pharmaceutical companies. The Company is currently developing two Calcitonin products (an oral version and an injectable version) for which it is seeking licensing partners. The signing of one or more agreements will be necessary to fund operations and to repay its loans and interest thereon when due. In the absence of or the delay in signing such agreements, obtaining adequate interim financing from other sources would be necessary. However, there is no assurance that sufficient funds will be obtained. The Company believes that the implementation of a licensing transaction will satisfy the Company's liquidity requirements over the short-term. Satisfying the Company's long-term liquidity requirements will require the successful commercialization of one or more of its Calcitonin products.

PART II.  OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES.

(a) and (b) Not applicable

(c) Recent Sales of Unregistered Securities

         On February 7, 1997, the Company issued an aggregate of 490,000 shares of common stock to the holders (the "Holders") of its 9.5% Senior Secured Convertible Debentures due November 15, 1998 (the "9.5% Debentures") in exchange for the surrender by the Holders of certain contractual rights. Under the terms of the agreement pursuant to which the 9.5% Debentures were issued, the Company would have been obligated to pay the Holders a fee equal to 2% of the sum of the market value of the Company's outstanding common stock plus the principal amount of all outstanding debt of the Company less its cash on deposit, all as of December 31, 1998, up to a maximum fee of $3,000,000. The expense associated with the surrender of the fee was valued at $1,669,603, based on the closing price of the common stock of $3.406 per share on February 7, 1997. The issuance of the 490,000 shares was effected in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

         In the first quarter of 1997, the Company issued (i) 697,058 shares of common stock upon the conversion of $780,706 in principal amount of the 9.5% Debentures, and (ii) 109,068 shares of common stock upon the conversion of
$218,137 in principal amount of and accrued interest on the Company's 10% Convertible Debentures due March 4, 1999 (the "10% Debentures"). All of such shares were issued by the Company without registration pursuant to Section 3(a)(9) of the Securities Act.

         In the first quarter of 1997, the Company issued 132,952 shares of common stock upon the exercise of an equal number of warrants exercisable to purchase one share of common stock at an exercise price of $2.10 per share. The warrants were issued by the Company to certain accredited investors in connection with the sale of the 10% Debentures in March 1996. The issuance of such shares was effected in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act.

         In the first quarter of 1997, the Company issued an aggregate of 112,000 shares of common stock to certain financial and public relations consultants upon the exercise of an equal number of warrants exercisable to purchase one share of common stock at exercise prices ranging from $1.50 to $2.00 per share. All such consultants were accredited investors and the issuance of such shares was affected in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act.

         In the first quarter of 1997, the Company issued 10,000 shares of common stock to a financial consultant under the terms of an agreement dated December 30, 1994 as partial compensation for services rendered under the agreement. The Company received no additional consideration for the issuance of such shares. Such consultant was an accredited investor and the issuance of such shares was affected in reliance on an exemption from registration pursuant to
Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits:

                  Letter  Agreement  dated as of February 7, 1997 among  Unigene
                  Laboratories,   Inc.,  Olympus  Securities,  Ltd.  and  Nelson
                  Partners.

(b)               Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNIGENE LABORATORIES, INC.
                                   -----------------------------
                                   (Registrant)


                                   /s/ Warren P. Levy
May 12, 1997                       -----------------------------
                                   Warren P. Levy, President
                                   (Chief Executive Officer)


                                   /s/ Jay Levy
May 12, 1997                       -----------------------------
                                   Jay Levy, Treasurer
                                   (Chief Financial Officer and
                                    Chief Accounting Officer)

                                     EXHIBIT


                                February 6, 1997




Dr. Ronald S. Levy
Unigene Laboratories, Inc.
110 Little Falls Road
Fairfield, New Jersey 07004

Re:      Repurchase of Success Fee

Dear Ron:

         Pursuant to our phone conversation earlier today, I have set forth below the terms pursuant to which each of Nelson Partners ("Nelson") and Olympus Securities, Ltd. ("Olympus") will sell to Unigene Laboratories, Inc. (the "Company"), and the Company will purchase from each of Nelson and Olympus, the contractual right of each of Nelson and Olympus to receive from the Company the success fee described in Section 8 of the Amended and Restated Securities Purchase Agreement dated as of March 6, 1996, by and among Nelson, Olympus and the Company (the "Purchase Agreement"). Capitalized terms used but not defined in this letter have the respective meanings set forth in the Purchase Agreement.

         1. Issuance of Common Stock. The Company hereby agrees to issue 378,638 shares of Common Stock to Nelson and 111,362 shares of Common Stock to Olympus within 10 business days after the Company's execution of this letter (collectively, the "Success Shares").

         2. Cancellation of Success Fee. Nelson and Olympus hereby agree (a) that the Company's issuance of the Success Shares shall constitute full consideration for their rights to receive the Success Fee and
              (b) to waive all rights to receive the Success Fee from and after the date of receipt of the Success Shares.

        3. Registration of Success Shares. The Company hereby agrees to effect the registration of the Success Shares for resale by each of Nelson and Olympus on a Form S-3 registration statement (the "Registration Statement") within one year after the date of the Company's execution of this letter (such one year anniversary, the "Registration Date") and to maintain the effectiveness of the Registration Statement for a period of three years from the date of the Company's issuance of the Success Shares. Except as set forth in the preceding sentence, the Company hereby agrees to effect such registration on substantially the same terms set forth in the Registration Rights Agreement dated as of October 11, 1996, by and among the Company, Nelson, Olympus and certain other stockholders of the Company.

        4. Miscellaneous. Except as expressly modified by the terms of this letter, the Purchase Agreement shall remain in full force and effect. This letter shall be governed and construed in accordance with the laws of the State of New York.

Unigene Laboratories, Inc.
February 6, 1997
Page 2


         If you are in agreement with the terms of this letter please so indicate by executing this letter in the space provided below and returning (via facsimile) an executed copy of this letter to my attention. The offer incorporated in this letter shall expire at 5:00 p.m. (CST) on Friday, February 7, 1997 unless the Company has executed and delivered this letter in the manner referred to in the preceding sentence.

                                       Sincerely,

                                       NELSON PARTNERS

                                       By:      Citadel Limited Partnership
                                       Its:     Managing General Partner

                                       By:      GLB Partners, L.P.
                                       Its:     General Partner

                                       By:      Citadel Investment Group, L.L.C.
                                       Its:     General Partner

                                       By:      /s/Kenneth C. Griffin
                                       Name:    Kenneth C. Griffin
                                       Its:     President


                                       OLYMPUS SECURITIES, LTD.

                                       By:      Citadel Limited Partnership
                                       Its:     Trading Manager

                                       By:      GLB Partners, L.P.
                                       Its:     General Partner

                                       By:      Citadel Investment Group, L.L.C.
                                       Its:     General Partner

                                       By:      /s/Kenneth C. Griffin
                                       Name:    Kenneth C. Griffin
                                       Its:     President


Agreed and Accepted as of February 7, 1997:

UNIGENE LABORATORIES, INC.

By:      /s/Ronald S. Levy
         -----------------
Name:    Ronald S. Levy
Its:     Vice President