Form 10-Q
period 1997-06-30
UNIGENE LABORATORIES INC
filed 1997-08-14
CIK 352747

FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997
                                   -------------


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

Registrant's telephone number, including area code: (973) 882-0860
                                                     -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value-- 37,664,651 shares as of August 5, 1997

                                      INDEX

                           UNIGENE LABORATORIES, INC.



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-
         June 30, 1997 and December 31, 1996

Condensed statements of operations-
         Three months and six months ended June 30, 1997
         and 1996

Condensed statements of cash flows-
         Six months ended June 30, 1997 and 1996

Notes to condensed financial statements-
         June 30, 1997

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II. OTHER INFORMATION

Item 2.           Changes in Securities

Item 4.           Submission of Matters to a Vote of
                  Security Holders

Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           UNIGENE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS

                                                     June 30        December 31
                                                      1997             1996
                                                  ------------      ------------
                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .................    $    790,063     $  4,491,386
   Accounts receivable .......................             380          100,954
   Prepaid expenses and other
      current assets .........................         487,825          882,135
                                                  ------------     ------------
        Total current assets .................       1,278,268        5,474,475

Property, plant and equipment-net
   of accumulated depreciation and
   amortization ..............................       9,782,677       10,356,070
Patents and other assets .....................       1,368,119        1,338,691
                                                  ------------     ------------
                                                  $ 12,429,064     $ 17,169,236
                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................    $    827,372     $  1,025,136
   Accrued expenses ..........................         702,854          685,568
   Notes payable - stockholders ..............         610,000          810,000
                                                  ------------     ------------
         Total current liabilities ...........       2,140,226        2,520,704

   Note payable - stockholders ...............         655,000          655,000
   9.5% convertible debentures ...............         502,694        1,283,400
   10% convertible debentures ................         450,000          850,000

Stockholders' equity:
   Common stock-par value $.01 per share;
      authorized 60,000,000 shares, issued
      and outstanding 37,366,494 shares in
      1997 and 35,352,824 shares in 1996 .....         373,665          353,528
   Additional paid-in capital ................      59,740,115       55,829,641
   Accumulated deficit .......................     (51,431,605)     (44,322,006)
   Less: Treasury stock, at cost,
      7,290 shares ...........................          (1,031)          (1,031)
                                                  ------------     ------------
        Total stockholders' equity ...........       8,681,144       11,860,132
                                                  ------------     ------------
                                                  $ 12,429,064     $ 17,169,236
                                                  ============     ============


                  See notes to condensed financial statements.

                               CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                    Three Months Ended                   Six Months Ended
                                         June 30                             June 30
                               -----------------------------     -----------------------------
                                   1997             1996              1997           1996
                               ------------     ------------     ------------     ------------
Licensing and
  other revenue ...........    $         42     $        628     $      1,484     $    305,809
                               ------------     ------------     ------------     ------------
Operating expenses:
  Research and
    development ...........       2,210,570        1,785,509        4,403,531        3,550,955

  Settlement of contractual
    right (Note D) ........            --               --          1,669,063             --

   General and
    administrative ........         444,581          518,030          994,597          909,210
                               ------------     ------------     ------------     ------------
                                  2,655,151        2,303,539        7,067,191        4,460,165
                               ------------     ------------     ------------     ------------
Operating loss ............      (2,655,109)      (2,302,911)      (7,065,707)      (4,154,356)
                               ------------     ------------     ------------     ------------

Other income (expense):
  Interest/other income ...          39,209           58,454           87,407          136,792
  Interest expense ........         (57,699)        (286,053)        (131,300)        (460,642)
                               ------------     ------------     ------------     ------------
                                    (18,490)        (227,599)         (43,893)        (323,850)
                               ------------     ------------     ------------     ------------
Net loss ..................    $ (2,673,599)    $ (2,530,510)    $ (7,109,600)    $ (4,478,206)
                               ============     ============     ============     ============

Net loss per share ........    $       (.07)    $       (.10)    $       (.19)    $       (.18)
                               ============     ============     ============     ============
Weighted average number
  of shares outstanding ...      37,148,345       25,190,637       36,586,995       24,520,790
                               ============     ============     ============     ============



                         See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Six Months Ended
                                                               June 30,
                                                    ---------------------------
                                                         1997            1996
                                                    ------------    -----------
Net cash used for operating activities .........    $ (4,328,679)   $(6,125,813)
                                                    -----------     -----------

Investing activities:

   Construction of leasehold improvements ......        (18,298)           --
   Purchase of equipment and furniture .........       (147,809)       (125,574)
   Increase in patents and other assets ........        (80,962)        (55,833)
                                                    -----------     -----------
                                                       (247,069)       (181,407)
                                                    -----------     -----------

Financing activities:

   Sales of stock, net of related expenses .....           --           300,440
   Issuance of debt, net of related expenses ...           --         8,137,000
   Exercise of stock options and warrants ......        874,425         152,032
   Repayment of debt ...........................           --           (60,000)
                                                    -----------     -----------
                                                        874,425       8,529,472
                                                    -----------     -----------
Net increase (decrease) in cash and
   cash equivalents ............................     (3,701,323)      2,222,252
Cash and cash equivalents at
   beginning of year ...........................      4,491,386         258,627
                                                    -----------     -----------
Cash and cash equivalents at
   end of period ...............................    $   790,063     $ 2,480,879
                                                    ===========     ===========

Supplemental cash flow information:
   Exchange of notes ...........................           --       $ 3,300,000

Conversion of convertible debentures
   and accrued interest, net of related
   offering expenses into common stock .........    $ 1,181,136     $ 4,605,147

Conversion of notes payable-stockholders
   into common stock ...........................    $   200,000            --

Interest paid ..................................    $    46,669     $   182,923

                  See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B-LICENSING AGREEMENT WITH WARNER-LAMBERT COMPANY

In July 1997 the Company signed a worldwide licensing agreement for oral calcitonin with the Parke-Davis division of Warner-Lambert Company. Pursuant to the terms of the licensing agreement, Unigene received $6 million in up-front payments from Warner-Lambert. This total consisted of a $3 million purchase of the Company's common stock at a price that will be equal to the average closing price of stock for the 60 day period ending on August 14, 1997 and a licensing fee of $3 million. Unigene is also eligible to receive an additional $48.5 million in milestone payments during the development program as well as revenue from the sale of raw material to Warner-Lambert and royalties on product sales. As part of the agreement, Warner-Lambert will develop and market an oral calcitonin product and Unigene will be the exclusive supplier of the bulk calcitonin and will provide analytical support services.

NOTE C - CONVERSION OF NOTES PAYABLE TO STOCKHOLDERS INTO COMMON STOCK

In 1995, executive officers of the company, Warren Levy, Ronald Levy and Jay Levy, and another member of the Levy family loaned to the Company an aggregate of $1,905,000. A total of $440,000 of these loans was repaid in 1996. On May 2, 1997, an aggregate of $200,000 in principal amount of these loans was converted into 57,200 shares of the common stock of the Company at a conversion price of $3.4965 per share. The closing price of the common stock on May 1, 1997, as reported in the Wall Street Journal, was $3.21875 per share.

NOTE D - SETTLEMENT OF CONTRACTUAL RIGHT

On February 7, 1997, the Company issued an aggregate of 490,000 shares of common stock to the holders of the Company's 9.5% Senior Secured Convertible Debentures (the "Debentures") in exchange for the surrender of certain contractual rights. The shares were issued in consideration for the cancellation of an obligation of the Company to pay to the holders a fee equal to 2% of the sum of the market value as of December 31, 1998 of the Company's common stock plus the principal amount of all outstanding debt of the Company, less its cash on deposit, up to a maximum fee of $3,000,000. The expense associated with this transaction was valued at $1,669,063, based on a closing price of the common stock of $3.40625 on February 7, 1997.

NOTE E - CONVERTIBLE DEBENTURES

During the period January 1, 1997 through June 30, 1997, $780,706 of principal amount of the Company's 9.5% Senior Secured Convertible Debentures was converted into 697,058 shares of common stock.

During the period January 1, 1997 through June 30, 1997, $400,000 of principal amount of the Company's 10% Convertible Debentures, plus $40,931 of accrued interest, was converted into 220,465 shares of common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues for the first six months of 1996 included a license fee of $300,000 from the Company's joint venture in China. Revenues from hormone and enzyme sales were $1,000 and $6,000 for the six months ended June 30, 1997 and 1996, respectively.

Research and development, the Company's largest expense, increased 24% from $1,786,000 to $2,211,000, and 24% from $3,551,000 to $4,404,000 for the three months and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase was primarily related to regulatory documentation preparation fees and increased expenditures for supplies and salaries.

Settlement of contractual right in 1997 represents the following transaction. On February 7, 1997, the Company issued an aggregate of 490,000 shares of common stock to the holders of the Company's 9.5% Senior Secured Convertible Debentures (the "Debentures") in exchange for the surrender of certain contractual rights. The shares were issued in consideration for the cancellation of an obligation of the Company to pay to the holders a fee equal to 2% of the sum of the market value as of December 31, 1998 of the Company's common stock plus the principal amount of all outstanding debt of the Company, less its cash on deposit, up to a maximum fee of $3,000,000. The expense associated with this transaction was valued at $1,669,063, based on a closing price of the common stock of $3.40625 on February 7, 1997.

General and administrative expenses decreased 14% from $518,000 to $445,000 and increased 9% from $909,000 to $995,000, for the three months and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The three month decrease was primarily due to reduced financing expenses partially offset by increased legal costs. The six month increase was primarily due to higher insurance and legal expenses.

Interest and other income decreased $19,000 and $49,000 for the three months and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decreases were due to a reduction in the amount of funds to be invested in 1997, decreasing interest income in 1997, as well as gains on settlement of debt recognized in 1996.

Interest expense decreased $228,000 and $329,000 for the three months and six months ended June 30, 1997, respectively, as compared to the same periods in 1996 due to conversions in 1996 and 1997 of a portion of the Company's convertible debentures.

As a result of decreased revenue, as well as increased operating expenses which included the $1,669,000 settlement in the first quarter of 1997, partially offset by decreased interest expense, the Company's net loss increased $143,000 or 6% and $2,631,000 or 59% for the three months and six months ended June 30, 1997, respectively, as compared to the same periods in 1996.

As of December 31, 1996, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $44,300,000, expiring from 1997 through 2011, which are available to reduce future earnings that otherwise would be subject to federal income taxes. For the six months ending June 30, 1997, the Company accumulated additional losses of approximately $7,100,000. In addition, the Company has investment tax credits and research and development credits in the amounts of $64,000 and $1,454,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1997 through 2011.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of January 1, 1997, under FASB 109, the Company had deferred tax assets of approximately $19,200,000, subject to a valuation allowance of $19,200,000. The deferred tax assets were generated primarily as a result of the Company's net operating losses and available tax credits. For the six-month period ended June 30, 1997, the Company's deferred tax assets and valuation allowances each increased by approximately $2,800,000.

Statement of Financial Accounting Standards No. 128 "Earnings Per Share" changes the reporting requirements for earnings per share (EPS) for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company is required to adopt this standard in the fourth quarter of 1997 and is currently evaluating the impact of this standard.

Liquidity and Capital Resources

During 1994, the Company completed construction of its peptide production facility in Boonton, New Jersey. The facility was constructed in a shell building that is being leased under a ten year net lease which began in February 1994. The Company has two ten-year renewal options as well as an option to purchase the facility. The cost of leasehold improvements and process equipment for this facility, including current validation costs, totaled approximately $12 million. The improvements and equipment have been primarily financed from the remainder of the $17 million of proceeds received as a result of the exercise by the warrant holders of the Company's Class A Warrants in 1991 and the proceeds of $2.2 million from the sale of stock in 1994. There are currently no material commitments for capital expenditures relating to either the Boonton facility or the Company's facility in Fairfield.

The Company, at June 30, 1997, had cash and cash equivalents of $790,000, a decrease of $3,700,000 from December 31, 1996.

The Company's ability to generate additional cash from operations will depend primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, receiving regulatory approval for its products, and marketing hormones and enzyme products. As of June 30, 1997, the Company had one joint venture agreement in effect, which contributed $300,000 to 1996 revenues. However, there is no assurance that any additional revenues will be recognized or received under this agreement.

In July 1997, the Company finalized a worldwide licensing agreement for oral calcitonin with the Parke-Davis division of Warner-Lambert Company. Pursuant to the terms of this agreement, in July 1997, the Company received $6 million in payments from Warner-Lambert consisting of a $3 million licensing fee and a $3 million equity investment by Warner-Lambert. The Company is also entitled to receive an additional $48.5 million in milestone payments during the course of the development program, of which $15.5 million would be received prior to the commencement of Phase I studies in the U.S., as well as revenue from the sale of raw material to Warner-Lambert and royalties on product sales by Warner-Lambert and affiliates. Unigene has retained the right to license the use of its technologies for injectable and nasal formulations of calcitonin on a worldwide basis.

The Company's cash requirements have increased to approximately $9 million per year with the opening of its peptide manufacturing facility. In addition, the Company faces principal and interest obligations over the next several years under its outstanding debentures and other indebtedness. However, because of the recent increase in the Company's stock price and the current below-market conversion prices of each of the issues of debentures, a substantial portion of such debentures has been, and a substantial portion of the remainder is expected to be, converted into common stock decreasing cash required for principal and interest payments. After the receipt of $6 million from Warner-Lambert, management believes that the Company currently has sufficient financial resources to sustain its operations at the current level through at least the first quarter of 1998. The Company will require additional funds through the achievement of specified milestones in the Warner-Lambert agreement or the signing of additional licensing agreements to ensure continued operations beyond that time. Management believes that the various milestones in the Warner-Lambert agreement can be achieved on a timely basis thereby precluding the need for any outside financing of the Company's operations. Early-stage milestones primarily relate to the product's performance characteristics, while the latter-stage milestones are primarily related to regulatory filings and approvals.

In addition to the Warner-Lambert agreement, management is actively seeking other licensing and/or supply agreements with pharmaceutical companies for injectable and nasal forms of calcitonin. However, there is no assurance that any additional revenue-generating agreements will be signed or that the milestones associated with the Warner-Lambert agreement will be achieved. In the absence of or the delay in achieving the Warner-Lambert milestones or in signing other agreements, obtaining adequate interim financing from other sources would be necessary. However, there is no assurance that in such event sufficient funds will be obtained. The Company believes that while the implementation of the Warner-Lambert licensing transaction will satisfy the Company's liquidity requirements over the short-term, satisfying the Company's long-term liquidity requirements will require the successful commercialization of the product licensed to Warner-Lambert or one of its other calcitonin products.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of the Company, or industry results, to be materially different from any future results, performance or activities expressed or implied by such forward-looking statements. Such factors include: general economic and business conditions, the financial condition of the Company, competition, the Company's dependence on other companies to commercialize, manufacture and sell products using the Company's technologies, the uncertainty of results of preclinical and clinical testing, the risk of product liability and liability for human clinical trials, the Company's dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations and the failure to obtain regulatory approvals of the Company's products.


PART II.  OTHER INFORMATION

Item 2.           Changes in Securities

                  (a) and (b) Not applicable

                  (c) Recent Sales of Unregistered Securities

         On May 2, 1997, the Company issued 57,200 shares of common stock upon the conversion of $200,000 in principal amount of loans from officers of the Company. All of such shares were issued by the Company without registration in reliance on an exemption under Section 4(2) of the Securities Act.

         In the second quarter of 1997, the Company issued 111,397 shares of common stock upon the conversion of $222,794 in principal amount of and accrued interest on the Company's 10% Convertible Debentures due March 4, 1999 (the "10% Debentures"). All of such shares were issued by the Company without registration in reliance on an exemption under Section 3(a)(9) of the Securities Act.

         In the second quarter of 1997, the Company issued 50,000 shares of common stock upon the exercise of an equal number of warrants exercisable to purchase one share of common stock at an exercise price of $2.10 per share. An additional 16,795 shares were issued upon the "cashless" exercise of a total of 35,000 warrants. The warrants were issued by the Company to certain accredited investors in connection with the sale of the 10% Debentures in March 1996. The sale of such shares was effected in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act.

         In the second quarter of 1997, the Company issued an aggregate of 105,000 shares of common stock to certain financial and public relations consultants upon the exercise of an equal number of warrants exercisable to purchase one share of common stock at exercise prices ranging from $1.625 to $2.00 per share. The sale of such shares was effected in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act.

ITEM 4.           Submission of Matters to a Vote of Security-Holders

                  (a) The matters described under item 4(c) below were submitted to a vote of security-holders at the Annual Meeting of Stockholders held on June 30, 1997 (the "Annual Meeting") in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act.

                  (b)      Not applicable.

                  (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below in (iii), there were no broker non-votes):

                           (i)      Election of directors:

                           Nominee                                     For                           Withheld
                           -------                                     ---                           --------
                           Jay Levy                                    30,266,235                    472,123
                           Ronald S. Levy                              30,266,135                    472,223
                           Warren P. Levy                              30,280,635                    457,723
                           Robert G. Ruark                             30,313,435                    424,923
                           George M. Weimer                            30,294,435                    443,923
                           Robert F. Hendrickson                       30,313,045                    425,313

                           (ii) Proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 48,000,000 shares to 60,000,000 shares:

                             For                 Against              Abstain
                             ---                 -------              -------
                           29,064,857           1,492,703             180,798

                           (iii) Proposal to amend the Company's 1994 Employee Stock Option Plan to increase the total number of shares of common stock that may be sold hereunder from 1,500,000 shares to 2,250,000 shares:

                             For                 Against              Abstain
                             ---                 -------              -------
                           27,611,386           1,838,379             202,210

                           There were 1,086,383 broker non-votes in connection with this item.

                           (iv) Proposal to ratify the appointment of KPMG Peat Marwick LLP as auditors of the Company for 1997:

                             For                 Against              Abstain
                             ---                 -------              -------
                           30,402,470            246,935               88,953

                  (d)      Not applicable.


ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:  None

                  (b)      Reports on Form 8-K:

                  June 30, 1997 (announcement of the signing of a letter of intent for a worldwide licensing agreement for oral calcitonin with the Parke-Davis division of Warner-Lambert Company).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNIGENE LABORATORIES, INC.
                                   -----------------------------
                                   (Registrant)


                                   /s/ Warren P. Levy
August 14, 1997                    -----------------------------
                                   Warren P. Levy, President
                                   (Chief Executive Officer)


                                   /s/ Jay Levy
August 14, 1997                    -----------------------------
                                   Jay Levy, Treasurer
                                   (Chief Financial Officer and
                                    Chief Accounting Officer)