Form 10-Q
period 1997-09-30
UNIGENE LABORATORIES INC
filed 1997-11-12
CIK 352747

FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997
                                   ------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value-- 38,411,722 shares as of November 1, 1997

                                      INDEX

                           UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed balance sheets-
          September 30, 1997 and December 31, 1996

        Condensed  statements of operations-
          Three months and nine months ended
          September 30, 1997 and 1996

        Condensed statements of cash flows-
          Nine months ended September 30, 1997 and 1996

        Notes to condensed financial statements-
          September 30, 1997

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           UNIGENE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS

                                                  September 30      December 31
                                                      1997             1996
                                                 ------------      ------------
                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...............     $  4,199,138      $  4,491,386
   Accounts receivable .....................              380           100,954
   Prepaid expenses and other
      current assets .......................          577,597           882,135
                                                 ------------      ------------
        Total current assets ...............        4,777,115         5,474,475

Property, plant and equipment-net
   of accumulated depreciation and
   amortization ............................        9,594,111        10,356,070
Patents and other assets ...................        1,372,144         1,338,691
                                                 ------------      ------------
                                                 $ 15,743,370      $ 17,169,236
                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................     $    518,840      $  1,025,136
   Accrued expenses ........................          889,249           685,568
   Notes payable - stockholders ............          610,000           810,000
                                                 ------------      ------------
         Total current liabilities .........        2,018,089         2,520,704

   Note payable - stockholders .............          655,000           655,000
   9.5% convertible debentures .............          502,694         1,283,400
   10% convertible debentures ..............          450,000           850,000
Stockholders' equity:
   Common stock-par value $.01 per share;
      authorized 60,000,000 shares, issued
      and outstanding 38,401,722 shares in
      1997 and 35,352,824 shares in 1996 ...          384,017           353,528
   Additional paid-in capital ..............       63,263,493        55,829,641
   Accumulated deficit .....................      (51,528,892)      (44,322,006)
   Less: Treasury stock, at cost,
      7,290 shares .........................           (1,031)           (1,031)
                                                 ------------      ------------
        Total stockholders' equity .........       12,117,587        11,860,132
                                                 ------------      ------------
                                                 $ 15,743,370      $ 17,169,236
                                                 ============      ============


See notes to condensed financial statements.

                                 CONDENSED STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                       Three Months Ended                 Nine Months Ended
                                          September 30                        September 30
                                ------------------------------      ------------------------------
                                     1997              1996              1997             1996
                                ------------      ------------      ------------      ------------
Licensing and
  other revenue ...........     $  3,000,346      $      1,719      $  3,001,830      $    307,528
                                ------------      ------------      ------------      ------------

Operating expenses:
  Research and
    development ...........        2,585,444         2,285,977         6,988,975         5,836,932

  Settlement of contractual
    right (Note D) ........             --                --           1,669,063              --

  General and
    administrative ........          519,940           531,172         1,514,537         1,440,382
                                ------------      ------------      ------------      ------------

                                   3,105,384         2,817,149        10,172,575         7,277,314
                                ------------      ------------      ------------      ------------

Operating loss ............         (105,038)       (2,815,430)       (7,170,745)       (6,969,786)
                                ------------      ------------      ------------      ------------


Other income (expense):
  Interest/other income ...           67,394            24,461           154,801           161,253

  Interest expense ........          (59,643)         (166,129)         (190,943)         (626,771)
                                ------------      ------------      ------------      ------------

                                       7,751          (141,668)          (36,142)         (465,518)
                                ------------      ------------      ------------      ------------

Net loss ..................      $ ( 97,287)      $ (2,957,098)     $ (7,206,887)     $ (7,435,304)
                                ===========       ============      ============      ============

Net loss per share ........     $       --        $       (.11)     $       (.19)     $       (.29)
                                ============      ============      ============      ============

Weighted average number
  of shares outstanding ...       37,934,674        28,127,903        37,041,158        25,732,668
                                ============      ============      ============      ============


See notes to condensed financial statements.

                                     UNIGENE LABORATORIES, INC.
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                            (Unaudited)


                                                                         Nine Months Ended
                                                                            September 30,
                                                                  --------------------------------
                                                                      1997                 1996
                                                                  -----------          -----------
Net cash used for operating activities ..................         $(4,246,738)         $(8,435,855)
                                                                  -----------          -----------
 Investing activities:

   Construction of leasehold improvements ...............             (18,298)              (2,950)
   Purchase of equipment and furniture ..................            (343,143)            (228,954)
   Increase in patents and other assets .................             (92,224)            (110,506)
                                                                  -----------          -----------
                                                                     (453,665)            (342,410)
                                                                  -----------          -----------

Financing activities:

   Sales of stock, net of related expenses ..............           2,936,895              300,440
   Issuance of debt, net of related expenses ............                --              8,137,000
   Exercise of stock options and warrants ...............           1,471,260              631,735
   Repayment of debt ....................................                --                (60,000)
                                                                  -----------          -----------
                                                                    4,408,155            9,009,175
                                                                  -----------          -----------
Net increase (decrease) in cash and
   cash equivalents .....................................            (292,248)             230,910
Cash and cash equivalents at
   beginning of year ....................................           4,491,386              258,627
                                                                  -----------          -----------
Cash and cash equivalents at
   end of period ........................................         $ 4,199,138          $   489,537
                                                                  ===========          ===========

Supplemental cash flow information:

Exchange of notes .......................................                --            $ 3,300,000

Conversion of convertible debentures
   and accrued interest, net of related
   offering expenses into common stock ..................         $ 1,181,136          $ 8,036,265

Conversion of notes payable-stockholders
   into common stock ....................................         $   200,000                 --

Interest paid ...........................................         $    48,415          $   182,923

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B-LICENSING AGREEMENT WITH WARNER-LAMBERT COMPANY

In July 1997, the Company signed a worldwide licensing agreement for oral calcitonin with the Parke-Davis division of Warner-Lambert Company. Pursuant to the terms of the licensing agreement, Unigene received $6 million in up-front payments from Warner-Lambert. This total consisted of a $3 million purchase of the Company's common stock (at a price of approximately $4.32 per share which was the average closing price of stock for the 60 day period ending on August 14, 1997) and a licensing fee of $3 million. Unigene is also eligible to receive up to an additional $48.5 million in milestone payments during the development program if specified milestones are achieved. If the product is successfully commercialized, the Company will receive revenue from the sale of raw material to Warner-Lambert and royalties on product sales. As part of the agreement, Warner-Lambert will develop and market an oral calcitonin product and the Company will be the exclusive supplier of the bulk calcitonin and will provide certain analytical support services.

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

NOTE E - CONVERTIBLE DEBENTURES

During the period January 1, 1997 through September 30, 1997, $780,706 of principal amount of the Company's 9.5% Senior Secured Convertible Debentures was converted into 697,058 shares of common stock.

During the period January 1, 1997 through September 30, 1997, $400,000 of principal amount of the Company's 10% Convertible Debentures, plus $40,931 of accrued interest, was converted into 220,465 shares of common stock.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Revenues for the three months and nine months ended September 30, 1997 included a license fee of $3,000,000 from Warner-Lambert Company for a worldwide licensing agreement for oral calcitonin. Revenues for the first nine months of 1996 included a license fee of $300,000 from the Company's joint venture in China. Revenues from hormone and enzyme sales were $2,000 and $8,000 for the nine months ended September 30, 1997 and 1996, respectively.

Research and development, the Company's largest expense, increased 13% from $2,286,000 to $2,585,000, and 20% from $5,837,000 to $6,989,000 for the three months and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The three month increase was primarily related to regulatory filing fees in Europe and increased salaries. The nine month increase was primarily related to regulatory filing fees in Europe, regulatory documentation preparation fees and increased expenditures for supplies and salaries.

Expenses for the nine month period included the settlement of a contractual right of a third party against the Company. On February 7, 1997, the Company issued an aggregate of 490,000 shares of its common stock to the holders of the Company's 9.5% Senior Secured Convertible Debentures (the "Debentures") in exchange for the cancellation of an obligation of the Company to pay to the holders a fee equal to 2% of the sum of the market value as of December 31, 1998 of the Company's outstanding common stock and the principal amount of all outstanding debt of the Company, less its cash on deposit, up to a maximum fee of $3,000,000. The expense associated with this transaction was valued at $1,669,063, based on a closing price of the common stock of $3.40625 on February 7, 1997.

General and administrative expenses decreased 2% from $531,000 to $520,000 and increased 5% from $1,440,000 to $1,515,000, for the three months and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The three month decrease was primarily due to reduced public relations expenses partially offset by increased health insurance costs. The nine month increase was primarily due to higher insurance and legal expenses.

Interest and other income increased $45,000 and decreased $6,000 for the three months and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The three month increase was due to additional funds available for investment in the third quarter as a result of the receipt of $6 million from Warner-Lambert in July 1997. The nine month decrease was due to gains on settlement of debt recognized in 1996. Interest expense decreased $106,000 and $436,000 for the three months and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996 due to conversions in 1996 and 1997 of a substantial portion of the Company's convertible debentures.

As a result of increased revenue due to the $3 million licensing fee from Warner-Lambert, as well as reduced interest expense, partially offset by increased research and development expenses, net loss decreased $2,860,000 or 97% for the three months ended September 30, 1997 as compared to the same period in 1996. As a result of increased revenue from the aforementioned licensing fee and decreased interest expense, mostly offset by increased operating expenses which included the $1,669,000 settlement in the first quarter of 1997, the Company's net loss decreased $228,000 or 3% for the nine months ended September 30, 1997, as compared to the same period in 1996.

As of December 31, 1996, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $44,300,000, expiring from 1997 through 2011, which are available to reduce future earnings that otherwise would be subject to federal income taxes. For the nine months ending September 30, 1997, the Company accumulated additional losses of approximately $7,200,000. In addition, at December 31, 1996, the Company has investment tax credits and research and development credits in the amounts of $64,000 and $1,662,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1997 through 2011.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of January 1, 1997, under FASB 109, the Company had deferred tax assets of approximately $19,200,000, subject to a valuation allowance of $19,200,000. The deferred tax assets were generated primarily as a result of the Company's net operating losses and available tax credits. For the nine-month period ended September 30, 1997, the Company's deferred tax assets and valuation allowances each increased by approximately $3,100,000.

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

Liquidity and Capital Resources

During 1994, the Company completed construction of its peptide production facility in Boonton, New Jersey. The facility was constructed in a shell building that is being leased under a ten year net lease which began in February 1994. The Company has two ten-year renewal options as well as an option to purchase the facility. The cost of leasehold improvements and process equipment for this facility, including current validation costs, totaled approximately $12 million. The improvements and equipment have been primarily financed from the remainder of the $17 million of proceeds received as a result of the exercise by the warrant holders of the Company's Class A Warrants in 1991 and the proceeds of $2.2 million from the sale of stock in 1994. There are currently no material commitments for capital expenditures relating to either the Boonton facility or the Company's facility in Fairfield, New Jersey.

The Company, at September 30, 1997, had cash and cash equivalents of $4,200,000, a decrease of $292,000 from December 31, 1996.

The Company's ability to generate cash from operations will depend primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, receiving regulatory approval for its licensed products, and the commercial sale of these products. As of September 30, 1997, the Company had one joint venture agreement and one licensing agreement in effect.

In 1996, the Company entered into a joint venture agreement with a pharmaceutical company in China. This joint venture contributed $300,000 to 1996 revenues. It is uncertain whether any additional revenues will be recognized or received in connection with this joint venture.

In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company, a worldwide license to the Company's oral calcitonin technology. Simultaneously with entering into the agreement, the Company received $6 million in payments from Warner-Lambert, consisting of a $3 million licensing fee and a $3 million equity investment by Warner-Lambert. In addition, the Company is eligible to receive up to an additional $48.5 million in milestone payments during the course of the development program if specified milestones are achieved, of which $15.5 million would be received prior to the commencement of Phase I clinical studies in the U.S. If the product is successfully commercialized, the Company also would receive revenue from the sale of raw material to Warner-Lambert and royalties on product sales by Warner-Lambert and affiliates. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of calcitonin on a worldwide basis.

The Company's cash requirements have increased to approximately $9 million per year with the opening of its peptide manufacturing facility. In addition, the Company faces principal and interest obligations over the next several years under its outstanding convertible debentures and other indebtedness. However, because of the current below-market conversion prices of each of the issues of debentures, a substantial portion of such debentures has been, and a substantial portion of the remainder is expected to be, converted into common stock thereby decreasing the amount of cash required for principal and interest payments.

After the receipt of $6 million from Warner-Lambert, management believes that the Company currently has sufficient financial resources to sustain its operations at the current level through the first quarter of 1998. The Company will require additional funds to ensure continued operations beyond that time. Management currently believes that the various milestones in the Warner-Lambert agreement can be achieved on a timely basis thereby precluding the need for any outside financing of the Company's operations in the near term. Early-stage milestones primarily relate to the product's performance characteristics, while the latter-stage milestones are primarily related to regulatory filings and approvals.

In addition to the Warner-Lambert agreement, management is actively seeking other licensing and/or supply agreements with pharmaceutical companies for injectable and nasal forms of calcitonin. However, there is no assurance that any additional revenue-generating agreements will be signed. In the absence of or the delay in achieving the Warner-Lambert milestones or in signing other agreements, obtaining adequate funds from other sources, which might include a debt or equity financing, would be necessary to sustain the Company's operations. However, there is no assurance as to the terms on which such additional funds would be available or that in such circumstances sufficient funds could be obtained.

While the Company believes that the implementation of the Warner-Lambert licensing transaction will satisfy the Company's liquidity requirements over the near-term, satisfying the Company's long-term liquidity requirements will require the successful commercialization of the product licensed to Warner-Lambert or one of its other calcitonin products. In addition, the commercialization of a calcitonin product will require the Company to incur additional capital expenditures, including expenditures to expand or upgrade the Company's manufacturing operations to satisfy its supply obligations under the Warner-Lambert License agreement. However, neither the cost or timing of such capital expenditures are determinable at this time.


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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

                  (a) and (b) Not applicable

                  (c) Recent Sales of Unregistered Securities

         On August 19, 1997, the Company sold for cash 695,066 shares of common stock to Warner-Lambert Company at a price of approximately $4.32 per share. These shares were issued pursuant to a stock purchase agreement dated as of July 15, 1997. All of such shares were issued by the Company without registration in reliance on an exemption under Section 4(2) of the Securities Act.

         In the third quarter of 1997, the Company sold for cash 64,500 shares of common stock upon the exercise of an equal number of warrants exercisable to purchase one share of common stock at an exercise price of $2.10 per share. An additional 5,012 shares were issued upon the "cashless" exercise of a total of 10,000 warrants. The warrants were issued by the Company as compensation for placement agent services in connection with the sale of the 10% Debentures in March 1996. The sale of such shares was effected in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act.

         In the third quarter of 1997, the Company sold for cash an aggregate of 204,000 shares of common stock to certain financial and public relations consultants upon the exercise of an equal number of warrants exercisable to purchase one share of common stock at exercise prices ranging from $1.38 to $3.00 per share. The aggregate consideration received was $320,500. The sale of such shares was effected in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act.


ITEM 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           3.1.2 Amendment to Certificate of Incorporation filed August 22, 1997.

                  (b)      Reports on Form 8-K:

                  July 15, 1997 (announcement of a worldwide licensing agreement for oral calcitonin with the Parke-Davis division of Warner-Lambert Company, as well as a stock purchase agreement with Warner-Lambert).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           UNIGENE LABORATORIES, INC.
                                           -----------------------------
                                                   (Registrant)


                                           /s/ Warren P. Levy
November 12, 1997                          -----------------------------
                                           Warren P. Levy, President
                                           (Chief Executive Officer)


                                           /s/ Jay Levy
November 12, 1997                          -----------------------------
                                           Jay Levy, Treasurer
                                          (Chief Financial Officer and
                                          Chief Accounting Officer)