Form 10-K
period 1997-12-31
UNIGENE LABORATORIES INC
filed 1998-03-30
CIK 352747

FORM 10K
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Aggregate market value as of February 24, 1998: $96,679,356.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value-- 38,517,722 shares as of February 24, 1998.


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


Item 1.  Business.

Unigene Laboratories, Inc. ("Unigene" or "Company"), was incorporated under the laws of the State of Delaware in 1980. The Company is a biopharmaceutical company that is focusing on the development of Calcitonin products for the treatment of osteoporosis. The Company is currently producing pharmaceutical grade Calcitonin in accordance with current Good Manufacturing Practice guidelines, developing production technology improvements, testing novel Calcitonin formulations, registering its injectable Calcitonin product in Europe and is seeking partnerships to market and distribute this product in selected territories. Certain statements under this caption regarding the Company's business constitute "forward-looking statements" under the Reform Act. See "Special Note Regarding Forward-Looking Statements."

One of the principal scientific accomplishments of the Company was its success in combining its proprietary amidation process with bacterial recombinant DNA technology to develop a peptide hormone production process. The Company believes that its proprietary amidation process will be a key step in the more efficient and economical commercial production of certain peptide hormones with diverse therapeutic applications. Many of these hormones cannot be produced at a reasonable cost in sufficient quantities for clinical testing or commercial use by currently available production processes. Using its proprietary process, the Company has produced laboratory-scale quantities of seven such peptide hormones: human Calcitonin, salmon Calcitonin, human Growth Hormone Releasing Factor, human Calcitonin Gene-Related Peptide, human Corticotropin Releasing Factor, human Amylin and a human Magainin. During 1991, a study commissioned by the Company was prepared by a professor of chemical engineering at the Massachusetts Institute of Technology. The study evaluated the economics for producing Calcitonin and indicated that the Company's process for producing Calcitonin should significantly reduce the cost and time required for commercial production of multi-kilogram quantities.

The Company also has developed a proprietary oral delivery technology which has successfully delivered Calcitonin into the blood stream of human subjects. The formulation, which is the subject of international patent applications, has been shown in repeated clinical studies to regularly deliver measurable quantities of the hormone into the bloodstream. The Company believes that such a formulation may expedite the regulatory approval process for an oral Calcitonin because it should be easier to establish its performance efficacy as compared to a formulation that does not produce measurable Calcitonin blood levels.

The Company's business strategy is to develop proprietary products and processes with applications in human health-care, independently or in conjunction with pharmaceutical and chemical companies, in order to generate revenues from license fees, royalties on third party sales and/or direct sales of bulk or finished products. Generally, the Company seeks sponsors and licensees to provide research funding and assume responsibility for obtaining appropriate regulatory approvals, clinical testing, and marketing of products derived from the Company's research activities. However, in certain cases, the Company may retain responsibility for clinical testing and for obtaining the required regulatory approvals. To date, the Company has focused its efforts primarily on the manufacture of, and the development of novel delivery systems for, salmon Calcitonin.

The Company has licensed on an exclusive basis its oral Calcitonin technology to the Parke-Davis division of Warner-Lambert Company. The Company believes that the components of the proprietary oral formulation can enable the delivery of other peptides in addition to Calcitonin and it has initiated studies to investigate such possibilities.

The Company has been producing salmon Calcitonin since 1992. The Company has constructed a cGMP facility for the production of pharmaceutical-grade Calcitonin at leased premises located in Boonton, New Jersey. The facility began producing salmon Calcitonin under cGMP regulations in 1996. The facility will also produce Unigene's proprietary amidating enzyme for use in producing Calcitonin. The production capacity of the facility is between 0.5-1.0 kilogram of bulk Calcitonin per year.

The design of the facility is intended to allow for substantial increases in Calcitonin production utilizing the existing equipment and, in March 1997, the Company announced that an improvement to its proprietary production process had been developed that can boost the Company's annual production of Calcitonin by at least fourfold. However, if an oral Calcitonin product is successfully commercialized the Company will be required to incur additional expenditures to expand or upgrade its manufacturing operations to satisfy its supply obligations under the Warner-Lambert license agreement. Although the facility will initially be exclusively devoted to Calcitonin production, it would be suitable for producing other peptide hormone products in the future.

The Company is following conventional procedures to secure the approval of the facility by regulatory agencies that will allow the Company to manufacture its Calcitonin for human use. Although the facility was inspected by an independent consultant in early 1997 and found to be in compliance with cGMP guidelines, there can be no assurance that approval by such agencies will be obtained. In addition, there is no assurance that the facility production goals will be achieved, that there will be a market for the Company's products, that such production will be profitable to the Company, that others will not develop processes and products superior to, or otherwise precluding the commercial utilization of, the processes or products developed by the Company.

In addition to obtaining approval of the facility by regulatory agencies, it is necessary to obtain regulatory approval in each country for human use of the Calcitonin to be produced in the facility. This requires various human and animal studies. The Company or its licensees then must prepare the required documentation and must apply to the appropriate regulatory agencies for approval of the Company's Calcitonin for human use.

The regulatory approval process for a pharmaceutical product takes a number of years and requires substantial resources. During 1996, the Company received authorization to proceed with pivotal clinical trials in the United States and the United Kingdom for its injectable form of Calcitonin (having the tradename FORTICAL(R)). These trials were completed in early 1997 and demonstrated that the injectable product was bioequivalent to an injectable salmon Calcitonin product currently on the market.

In August 1997, the Company's registration dossier for injectable FORTICAL(R) was formally submitted to the European Union health authorities for approval. This was the Company's first product registration filing. In September 1997, the 14,000 page document was officially accepted for review by the Committee for Proprietary Medicinal Products. The European dossier was filed under the recently-established Centralized procedure, by which the product's approval would be obtained simultaneously in all of the 15 member nations of the European Union. In addition, an approved European dossier can be readily cited by regulatory authorities in many non-European nations, which could significantly reduce the registration requirements for FORTICAL Injection in such countries, thereby accelerating product launch. The Company has completed all clinical trials necessary to file a New Drug Application ("NDA") for injectable FORTICAL with the FDA and currently plans to file this application at a later date. Because the injectable Calcitonin market in Europe is larger than that in the U.S., the European dossier filing has been given a higher priority.

The Company believes that the abbreviated clinical program, authorized by both the U.S. and European health authorities which consisted of bioequivalence and safety studies will be sufficient to satisfy approval requirements in the United States and the European Union. The Company believes that the review process for the European dossier for its injectable Calcitonin product, and possibly for similar filings in other countries, may be shorter than that typically associated with a new drug submission because (i) the active ingredient is structually identical to and biologically indistinguishable from the active ingredient in products already approved by many regulatory agencies, (ii) the formulation is essentially similar to the formulations used in already approved products and (iii) the clinical trial program that was authorized was relatively brief and involved small numbers of subjects, so the amount of information that must be reviewed is far less than would have been compiled for the lengthier trials required for a typical new drug submission. However, there can be no assurance that the necessary governmental approvals will be obtained or that they will be obtained on an expedited basis. See "Government Regulation".

Expanded consumer acceptance of Calcitonin pharmaceutical products will depend on the development of a consumer-accepted delivery system. A major pharmaceutical company received FDA approval in 1995 for the marketing of a nasal spray delivery system for Calcitonin, which has enlarged the U.S. market for Calcitonin. The Company, in collaboration with Warner-Lambert, as well as other companies are conducting research on oral delivery systems for Calcitonin. There can be no assurance that suitable delivery systems will be developed or that governmental approval of such delivery systems will be obtained or that others will not develop delivery technologies that have advantages over the Company's technologies.

In December 1995 and January 1996, the Company successfully tested a proprietary Calcitonin oral formulation in two separate Phase I clinical trials in the United Kingdom. These studies indicated that the majority of those who received the oral Calcitonin showed levels of the hormone in blood samples taken during the trial which were greater than the minimum levels generally regarded as being required for maximum therapeutic benefit. The Company believes that these were the first studies to demonstrate that significant blood levels of Calcitonin could be observed in humans following oral administration of the hormone. In April 1996, the Company successfully conducted a third Phase I clinical trial in the United Kingdom which utilized lower Calcitonin dosages than in the prior two clinical trials. The results of this trial indicated that every test subject showed levels of the hormone in their blood samples that exceeded the minimum levels generally regarded as required for maximum therapeutic benefit. However, there can be no assurance that these results will be replicated in further studies. The Company has filed patent applications for its oral formulation in the U.S. and in many foreign countries. Under the terms of the agreement with Warner-Lambert Company, which has licensed the use of the Company's oral Calcitonin technology, Warner-Lambert has assumed responsibility for conducting the clinical trials and for obtaining regulatory approval of the product from the FDA and other regulatory agencies. There can be no assurance that any of these patent applications will be approved, that Warner-Lambert will be successful in obtaining regulatory approval of an oral Calcitonin product or that Warner-Lambert and the Company will be successful in developing, producing or marketing an oral Calcitonin product.

The Company is dependent on large pharmaceutical companies, having much greater resources than the Company, for revenues from royalties on sales of product, research sponsorship, joint ventures and licensing arrangements. In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral Calcitonin technology. Upon execution of the agreement, the Company received $6 million in payments from Warner-Lambert, consisting of a $3 million licensing fee and a $3 million equity investment by Warner-Lambert (695,066 shares of the Company's Common Stock were purchased at a price of approximately $4.32 per share). In addition, the Company is eligible to receive up to an additional $48.5 million in milestone payments during the course of the development program if specified milestones are achieved, of which $15.5 million would be received prior to the commencement of Phase I clinical studies in the U.S. If the product is successfully commercialized, the Company also would receive revenue from the sale of raw material to Warner-Lambert and royalties on product sales by Warner-Lambert and its affiliates. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis. The Company is actively seeking other licensing and/or supply agreements with pharmaceutical companies for injectable and nasal forms of Calcitonin. However, there is no assurance that any additional revenue-generating agreements will be signed.

In June 1995, the Company entered into a joint venture agreement, effective as of March 1996, with the Qingdao General Pharmaceutical Company and its Huanghai factory for the production and marketing of injectable and nasal Calcitonin in China. Under the agreement, the Chinese partners will finance the project, including the construction and operation of a dedicated manufacturing facility in China which will utilize the non-proprietary aspects of the Company's production technology. The Company will provide the joint venture with technology and training as well as the Company's proprietary enzyme at a discounted price. The Company will receive a combination of fixed fees and annual royalties based upon sales of the end product. This joint venture contributed $300,000 to 1996 revenues. It is uncertain whether any additional revenues will be recognized or received in connection with this joint venture.

The Company is currently engaged in two collaborative research programs. One, with Rutgers University College of Pharmacy, continues to study oral drug delivery technology for Calcitonin while exploring modifications which may have applications for delivering other peptides. The second collaboration, performed in conjunction with Yale University, is investigating novel applications for certain amidated peptide hormones, including calcitonin gene-related peptide ("CGRP"). In 1996, the Company reported that CGRP accelerated bone growth and prevented bone loss in an animal model system. However, there can be no assurance that CGRP will have the same effect in humans.

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

Government Regulation

The laboratory research, development and production activities of the Company and its sponsors, collaborators and licensees and the processes and products which may be developed by them and the Company's production facility, are subject to significant regulation by numerous federal, state, local and foreign governmental authorities. In addition to obtaining the approval of the production facility by the FDA and other regulatory agencies, it is necessary to obtain the approval by such agencies of the Calcitonin produced in the facility for human use. The regulatory approval process for a pharmaceutical product requires substantial resources and may take a number of years. There can be no assurance that regulatory approval will be obtained for the production facility or for any of the Company's products or that such approvals will be obtained in a timely manner. The inability to obtain, or delays in obtaining, such approvals would adversely affect the Company's ability to continue to fund its programs, produce marketable products, or receive revenue from milestone payments, product sales or royalties. Furthermore, the extent of any adverse governmental regulation that may arise from future legislative and administrative action cannot be predicted.

The Company's production facility may, from time to time, be audited by the FDA or other regulatory agencies to ensure that it is operating in compliance with cGMP guidelines, which require that the production operation be conducted in strict compliance with, among other things, the Company's written protocols for reagent qualification, process execution, data recording, instrument calibration and quality monitoring. Such agencies are empowered to suspend production operations and/or product sales if, in their opinion, significant and/or repeated deviations from these protocols have occurred. Such a suspension could have a material adverse impact on the Company's future operations.

Competition

The Company's primary business activity to date has been biotechnology research and development. In 1998, the Company expects to manufacture cGMP Calcitonin for use in finished pharmaceutical products. Biotechnology research is highly competitive, particularly in the field of human health-care. The Company competes with specialized biotechnology companies, major pharmaceutical and chemical companies, universities and other non-profit research organizations, many of which can devote considerably greater financial resources to research activities.

In the development, manufacture and sale of amidated peptide hormone products, the Company and its licensees will be competing with contract laboratories and major pharmaceutical companies, many of which can devote considerably greater financial resources to these activities. Major competitors in the field of osteoporosis include Novartis, American Home Products, Merck and Eli Lilly. However, the Company believes that its patented hormone manufacturing process will enable it to greatly reduce manufacturing time and costs in order to successfully compete with these companies. The Company believes that success in competing with others in the biotechnology industry will be based primarily upon scientific expertise and technological superiority, the ability to identify and pursue scientifically feasible and commercially viable opportunities and to obtain proprietary protection for research achievements, the availability of adequate funding and success in developing, testing, protecting, producing and marketing products and obtaining timely regulatory approval. There can be no assurance that others will not develop processes or products which are superior to, or otherwise preclude the commercial utilization of, processes or products developed by the Company.

Human Resources

On March 1, 1998, the Company had 69 full-time employees, of whom 26 were engaged in research, development and regulatory activities, 32 were engaged in production activities and 11 were engaged in general and administrative functions. Ten of the Company's employees hold Ph.D. degrees. The Company's employees have expertise in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; and quality control. None of the Company's employees is covered by a collective bargaining agreement.

Research and Development

The Company has established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral delivery technologies to the development of proprietary products and processes. Approximately 80% of the Company's employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. During the years ended December 31, 1997, 1996 and 1995, approximately $9,416,000, $8,298,000 and $6,876,000, respectively, were spent on these activities.

Patents and Proprietary Technology

The Company has filed applications for U.S. patents relating to proprietary amidation, bacterial expression and immunization processes and to oral formulations for Calcitonin and other peptide hormones invented in the course of its research. To date, the following two patents have issued: Immunization By Immunogenic Implant, a process patent, and Alpha-Amidation Enzyme, a process and product patent. Other applications are pending. Filings relating to the amidation process have also been made in selected foreign countries and numerous such foreign patents have issued. There can be no assurance that any of the Company's pending applications will issue as patents or that the Company's issued patents will provide the Company with significant competitive advantages. Furthermore, there can be no assurance that competitors will not independently develop or obtain similar or superior technologies. Although the Company believes its patents and patent applications are valid, the invalidation of its Alpha-Amidation Enzyme patent or the failure of certain of its pending applications to issue as patents could have a material adverse effect upon the Company's business. Although one patent application currently is the subject of an interference proceeding, the Company does not believe that an adverse ruling would have a material adverse effect on the business of the Company or its prospects. Difficulties in detecting and proving infringement are generally greater with process patents than with product patents. In addition, the value of a process patent may be reduced if the products that can be produced using such process have been patented by others. Under such circumstances, the cooperation of these patent holders or their sublicensees would be needed for the commercialization of the aforementioned patented products in countries where these companies hold valid patents.

In some cases, the Company relies on trade secrets to protect its inventions. It is the policy of the Company to include in all research contracts, joint development agreements and consulting relationships that provide access to the Company's trade secrets and other know-how confidentiality obligations binding on the parties involved. However, there can be no assurance that these secrecy obligations will not be breached to the detriment of the Company. To the extent sponsors, consultants or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company.

Product Liability

Product liability claims relating to the Company's technology or products may be asserted against the Company. There can be no assurance that the Company would have sufficient resources to defend against or satisfy any such claims. Although the Company has obtained product liability insurance coverage, product liability or other judgments against the Company in excess of insurance limits could have a material adverse effect upon the Company's business and financial condition.

Executive Officers of the Registrant


                                Served in Such
                                Position or Office
Name                     Age    Continually Since      Position(1)
----                     ---    -----------------      -----------
Dr. Warren P. Levy(2)(3)  46           1980          President (Chief
                                                     Executive Officer)

Dr. Ronald S. Levy(2)(4)  49           1980          Vice President
                                                     and Secretary

Jay Levy(2)(5)            74           1980          Treasurer


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

Item 2. Properties

The Company owns a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey.

The Company's 32,000 square foot cGMP facility, of which 18,000 square feet are currently being used for the production of pharmaceutical-grade Calcitonin and can be used for the production of other peptide hormones, was constructed in a building located in Boonton, New Jersey, that is being leased under a 10-year agreement which began in February 1994. The Company has two 10-year renewal options as well as an option to purchase the facility.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                               PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The Company has not declared or paid any cash dividends since inception, and does not anticipate paying any in the near future.

The Company became a public company in 1987. As of February 24, 1998, there were 533 Common Stockholders of record. The Company's Common Stock trades on the Nasdaq Stock Market under the symbol UGNE. The prices below represent high and low sale prices and are as reported to the Company by the Nasdaq Stock Market.

                                                      1997
                 --------------------------------------------------------------------------
                   1st Quarter           2nd Quarter        3rd Quarter        4th Quarter
                    High-Low              High-Low           High-Low           High-Low
                 --------------------------------------------------------------------------
Common Stock     4 11/16-1 29/32         7 - 2 5/8          5 5/32-3 5/16    4 15/32-2 3/16


                                       1996
                  --------------------------------------------------------------------------
                   1st Quarter           2nd Quarter        3rd Quarter        4th Quarter
                    High-Low              High-Low           High-Low           High-Low
                 --------------------------------------------------------------------------

Common Stock     2 13/16-1 5/16          4 13/16-2 1/16     3 5/16-1 7/8     3 - 1 13/16

Class B Warrants 5/8-5/32                1 7/32-7/16        15/16 - 1/32(1)   --

(1) Expired September 10, 1996

RECENT SALES OF UNREGISTERED SECURITIES

In the fourth quarter of 1997, the Company sold for cash 7,500 shares of Common Stock to a financial consultant upon the exercise of an equal number of warrants each exercisable to purchase one share of Common Stock at an exercise price of $2.00 per share. The sale of such shares was effected in reliance on an exemption from registration pursuant to Section 4 (2) of the Securities Act.

Item 6.  Selected Financial Data
(In thousands, except per share data)

Years Ended December 31             1997           1996         1995         1994          1993
-----------------------             ----           ----         ----         ----          ----
Licensing & other revenue ..     $  3,003      $    308      $      8      $    258      $     12

Research and development
 expenses ..................     $  9,416      $  8,298      $  6,876      $  5,137      $  3,357

Net loss ...................     $(10,128)     $(10,597)     $ (9,435)     $ (6,319)     $ (3,739)

Net loss per share .........     $   (.27)     $   (.38)     $ (  .44)     $ (  .32)     $   (.19)

At December 31
--------------

Working capital (deficiency)     $    310      $  2,954      $ (4,061)    $ (1,907)      $ 11,380
Total assets ...............     $ 13,692      $ 17,169      $ 13,332      $ 14,211      $ 15,665

Long-term debt .............     $  1,608      $  2,788      $  3,955      $   --        $   --



Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations

RESULTS OF OPERATIONS

Revenue for 1997 consisted primarily of a license fee of $3,000,000 from Warner-Lambert Company for a worldwide licensing agreement for oral calcitonin.

Revenue for 1996 consisted primarily of a license fee of $300,000 from the Company's joint venture in China. Other revenues for 1997 and 1996 and all revenues for 1995 represent hormone and enzyme sales.

Research and development, the Company's largest expense, increased 13% in 1997 to $9,416,000 from $8,298,000, after increasing 21% in 1996 from $6,876,000 in
1995. The 1997 increase was primarily attributable to increased supplies and personnel expenditures related to increased Calcitonin production and oral calcitonin development; regulatory filing fees and payments to regulatory and scientific consultants. The 1996 increase was primarily attributable to the Company's oral and injectable Calcitonin clinical trials and regulatory documentation preparation fees. Expenditures for the sponsorship of collaborative research programs were $465,000, $411,000 and $483,000 in 1997, 1996 and 1995, respectively, which are included as research and development expenses.

On February 7, 1997, the Company issued an aggregate of 490,000 shares of its Common Stock to the holders of the Company's 9.5% Senior Secured Convertible Debentures (the "Debentures") in consideration for the cancellation of an obligation of the Company to pay to the holders a fee equal to 2% of the sum of the market value as of December 31, 1998 of all of the Company's outstanding shares of Common Stock plus the principal amount of all outstanding debt of the Company, less its cash on deposit, up to a maximum fee of $3,000,000. The expense associated with this transaction was valued at $1,669,063, based on a closing price of the Common Stock of $3.40625 on February 7, 1997.

General and administrative expenses decreased 5% in 1997 to $2,016,000 from $2,115,000 in 1996, after decreasing 2% from $2,158,000 in 1995. The 1997 decrease was primarily due to a reduction in public relations expenses, consisting, in part, of the issuance of warrants as non-cash compensation in 1996. The 1996 decrease was primarily due to non-reoccurrence of legal and other expenses incurred in 1995 associated with the Company's financing activities. The 1996 decrease was partially offset by the issuance of the aforementioned warrants.

Interest and other income decreased $26,000 or 11% in 1997 from 1996, after increasing $162,000 or 237% in 1996 from 1995. The 1997 decrease was due to gains on settlement of debt recognized in 1996, partially offset by higher interest income in 1997. The 1996 increase was due to increased interest income earned on the proceeds of financings which provided additional funds to be invested, as well as gains on settlement of debt.

Interest expense decreased $487,000 or 68% in 1997 from 1996, after increasing $245,000 or 51% in 1996 from 1995. The 1997 decrease was due to a reduction in outstanding debt from the prior year as a result of the conversion of convertible debentures and stockholders' notes into common stock. The 1996 increase was due to increased borrowings by the Company.

During 1997, revenue increased $2,700,000 due to the signing of a licensing agreement with Warner-Lambert. This was mostly offset by an increase in operating expenses. Research and development expenses increased due to the Company's first product registration filing involving its FORTICAL TM Injection product, its sponsorship of two collaborative research projects as well as its continued development work on an oral Calcitonin formulation. In addition, the Company incurred a non-cash expense of $1,669,000 in settlement of a contractual right. As a result, net loss decreased $469,000 for the year ended December 31, 1997 from the prior year.

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

As of December 31, 1997, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $53,400,000, expiring from 1998 through 2012, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, the Company has investment tax credits and research and development credits in the amounts of $50,000 and $1,984,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1998 through 2012.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of December 31, 1997 and 1996, under FASB 109, the Company had deferred tax assets of approximately $23,400,000 and $19,200,000, respectively, subject to valuation allowances of $23,400,000 and $19,200,000, respectively. The deferred tax assets were generated primarily as a result of the Company's net operating losses and tax credits generated.

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" on December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share". It also requires presentation of both basic and diluted EPS for net income on the face of the income statement and a separate reconciliation of both EPS amounts. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on. The adoption of SFAS 128 has had no effect on the Company's reported per share results.

LIQUIDITY AND CAPITAL RESOURCES

During 1994, the Company completed construction of its peptide production facility in Boonton, New Jersey. The facility was constructed in a shell building that is being leased under a 10-year net lease which began in February 1994. The Company has two 10-year renewal options as well as an option to purchase the facility. The total cost of leasehold improvements and process equipment for this facility, including current validation costs, totaled approximately $12 million. The improvements and equipment were primarily financed from the remainder of the $17 million of proceeds received as a result of the exercise by the warrant holders of the Company's Class A Warrants in 1991 and the proceeds of $2.2 million from the sale of stock in 1994. There are currently no material commitments outstanding for capital expenditures relating to either the Boonton facility or the Company's facility in Fairfield.

The Company, at December 31, 1997, had cash and cash equivalents of $2,126,000, a decrease of $2,365,000 from December 31, 1996.

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

In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral calcitonin technology. Upon execution of the agreement, the Company received $6 million in payments from Warner-Lambert, consisting of a $3 million licensing fee and a $3 million equity investment by Warner-Lambert (695,066 shares of Common Stock were purchased at a price of approximately $4.32 per share). In addition, the Company is eligible to receive up to an additional $48.5 million in milestone payments during the course of the development program if specified milestones are achieved, of which $15.5 million would be received prior to the commencement of Phase I clinical studies in the U.S. The first of these milestones was achieved in February 1998, resulting in a payment to the Company of $2 million. If the product is successfully commercialized, the Company also would receive revenue from royalties on product sales by Warner-Lambert and its affiliates and from the sale of raw material to Warner-Lambert. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis.

The Company's cash requirements have increased to approximately $10 million per year with the opening of its peptide manufacturing facility. In addition, the Company faces principal and interest obligations over the next several years under its outstanding convertible debentures and other indebtedness. However, because of the current below-market conversion prices of each of the issues of debentures, a substantial portion of such debentures has been, and a substantial portion of the remainder is expected to be, converted into Common Stock, thereby decreasing the amount of cash required for principal and interest payments. See
Note 5 of Notes to Financial Statements.

After receipt of an aggregate of $8 million from Warner-Lambert in July 1997 and February 1998, management believes that the Company currently has sufficient financial resources to sustain its operations at the current level through the second quarter of 1998. The Company will require additional funds to ensure continued operations beyond that time. Management currently believes that the various milestones in the Warner-Lambert agreement can be achieved on a timely basis thereby precluding the need for any outside financing of the Company's operations in the near term. Early-stage milestones primarily relate to the product's performance characteristics, while the latter-stage milestones are primarily related to regulatory filings and approvals.

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

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

                  Not Applicable

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements and Related Information


(1)  Financial Statements:

     Independent Auditors' Report

     Balance Sheets at December 31, 1997 and 1996

     Statements of Operations for the three years ended December 31, 1997

     Statements of Stockholders' Equity for the three years ended December 31, 1997

     Statements of Cash Flows for the three
     years ended December 31, 1997

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

                                                        /s/KPMG PEAT MARWICK LLP
                                                        ------------------------
                                                           KPMG PEAT MARWICK LLP

New York, New York
February 20, 1998

                           UNIGENE LABORATORIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 and 1996

                                                      1997               1996
                                                   ------------      ------------

ASSETS

Current assets:
   Cash and cash equivalents .................     $  2,126,327      $  4,491,386
   Prepaid expenses and other
     current assets ..........................          834,245           983,089
                                                   ------------      ------------
        Total current assets .................        2,960,572         5,474,475
Property, plant and equipment-net of
   accumulated depreciation
   and amortization (Note 4) .................        9,298,445        10,356,070

Patents and other assets .....................        1,432,883         1,338,691
                                                   ------------      ------------
                                                   $ 13,691,900      $ 17,169,236
                                                   ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................     $  1,041,529      $  1,025,136
   Accrued expenses ..........................          999,212           685,568
   Notes payable - stockholders (Note 3) .....          610,000           810,000
                                                   ------------      ------------
        Total current liabilities ............        2,650,741         2,520,704
Notes payable - stockholders (Note 3) ........          655,000           655,000
9.5% convertible debentures (Note 5) .........          502,694         1,283,400
10% convertible debentures (Note 5) ..........          450,000           850,000

Stockholders' equity (Note 7):
  Common stock-par value $.01 per share,
     authorized 60,000,000 shares, issued
     38,517,722 shares in 1997
         and 35,352,824 shares in 1996 .......          385,177           353,528
  Additional paid-in capital .................       63,499,439        55,829,641
  Accumulated deficit ........................      (54,450,120)      (44,322,006)

  Less: Treasury stock, at cost,
      7,290 shares ...........................           (1,031)           (1,031)
                                                   ------------      ------------
Total stockholders' equity ...................        9,433,465        11,860,132
                                                   ------------      ------------
                                                   $ 13,691,900      $ 17,169,236
                                                   ============      ============

See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1997, 1996 and 1995


                                        1997              1996                1995
                                   ------------      ------------      ------------
Licensing and other revenue ..     $  3,003,299      $    308,070      $      7,531
                                   ------------      ------------      ------------
Operating expenses:
   Research and
      development ............        9,416,315         8,298,056         6,876,253
   Settlement of contractual
      right (Note 12) ........        1,669,063              --                --
   General and
      administrative .........        2,015,730         2,115,081         2,157,777
                                   ------------      ------------      ------------
                                     13,101,108        10,413,137         9,034,030
                                   ------------      ------------      ------------
Operating loss ...............      (10,097,809)      (10,105,067)       (9,026,499)
                                   ------------      ------------      ------------
Other income (expense):
   Interest/other income .....          203,999           229,665            68,133
   Interest expense ..........         (234,304)         (721,697)         (476,505)
                                   ------------      ------------      ------------
                                        (30,305)         (492,032)         (408,372)
                                   ------------      ------------      ------------
Net loss .....................     $(10,128,114)     $(10,597,099)     $ (9,434,871)
                                   ============      ============      ============

Net loss per share, basic.....     $       (.27)     $       (.38)     $       (.44)
                                   ============      ============      ============

Net loss per share, diluted ...    $       (.27)     $       (.38)     $       (.44)
                                   ============      ============      ============
Weighted average number
of shares outstanding ........       37,397,150        27,942,903        21,657,549
                                   ============      ============      ============

See accompanying notes to financial statements.

                                                 UNIGENE LABORATORIES, INC.
                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                        Years Ended December 31, 1997, 1996 and 1995

                                 Common Stock
                         ---------------------------      Additional
                         Number of           Par            Paid-in        Accumulated        Treasury
                          Shares            Value           Capital           Deficit          Stock             Total
                      ------------      ------------     ------------     ------------      ------------      ------------
Balance
January 1,
1995.............       20,918,399      $    209,184     $ 35,399,473     $(24,290,036)     $     (1,031)     $ 11,317,590
Sales of
   stock ........        2,802,022            28,020        2,561,044             --                --           2,589,064
Exercise of
  stock options .           92,750               928          149,995             --                --             150,923

  Net loss ......             --                --               --         (9,434,871)             --          (9,434,871)
                      ------------      ------------     ------------     ------------      ------------      ------------

Balance,
December 31,
1995.............       23,813,171           238,132       38,110,512      (33,724,907)           (1,031)        4,622,706

Sales of Stock ..        4,887,029            48,870        7,338,621             --                --           7,387,491

Conversion of 10%
 Debentures .....        4,403,838            44,038        7,578,173             --                --           7,622,211

Conversion of 9.5%
 Debentures .....        1,778,401            17,784        1,988,316             --                --           2,006,100

Exercise of
 warrants .......          330,000             3,300          460,250             --                --             463,550

Exercise of
 stock options ..          140,385             1,404          173,769             --                --             175,173

Issuance of
warrants as
compensation ....             --                --            180,000             --                --             180,000

Net Loss ........             --                --               --        (10,597,099)             --         (10,597,099)
                      ------------      ------------     ------------     ------------      ------------      ------------

                                                 UNIGENE LABORATORIES, INC.
                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                        Years Ended December 31, 1997, 1996 and 1995


                                    Common Stock
                         -----------------------------       Additional
                           Number of             Par          Paid-in          Accumulated       Treasury
                            Shares               Value         Capital           Deficit           Stock              Total
                         ------------     ------------     ------------      ------------      ------------      ------------
Balance,
December 31,
1996................       35,352,824          353,528       55,829,641       (44,322,006)           (1,031)       11,860,132

Sale of stock ......          695,066            6,951        2,941,648              --                --           2,948,599

Settlement of
 contractual right .          490,000            4,900        1,664,163              --                --           1,669,063

Exercise of
 warrants ..........          712,759            7,127        1,133,020              --                --           1,140,147

Conversion of
 9.5% Debentures ...          697,058            6,971          769,235              --                --             776,206

Exercise of
 stock options .....          282,350            2,823          433,229              --                --             436,052

Conversion of
 10% Debentures ....          220,465            2,205          398,225              --                --             400,430

Conversion of
 notes payable -
 stockholders ......           57,200              572          199,428              --                --             200,000

Issuance of warrants
 and stock as
 compensation ......           10,000              100          130,850              --                --             130,950

Net Loss ...........             --               --               --         (10,128,114)             --         (10,128,114)
                         ------------     ------------     ------------      ------------      ------------      ------------
Balance,
 December 31,
1997................       38,517,722     $    385,177     $ 63,499,439      $(54,450,120)     $     (1,031)     $  9,433,465
                         ============     ============     ============      ============      ============      ============

See accompanying notes to financial statements.

                                     UNIGENE LABORATORIES, INC.
                                      STATEMENTS OF CASH FLOWS


                                                                     Years Ended December 31,
                                                              1997              1996               1995
                                                         ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...........................................     $(10,128,114)     $(10,597,099)     $ (9,434,871)
                                                         ------------      ------------      ------------
Adjustments to reconcile net loss to net
 cash used for operating activities:

 Non-cash settlement of contractual right ..........        1,669,063              --                --
 Non-cash compensation .............................          130,950           180,000              --
 Depreciation and amortization .....................        1,530,469         1,487,356         1,445,596
 (Increase) decrease in prepaid
    expenses and other current assets ..............          148,844          (548,930)          (39,606)
 Increase (decrease) in operating accounts
    payable and accrued expenses ...................          370,967          (663,805)        1,457,187
                                                         ------------      ------------      ------------
Total adjustments ..................................        3,850,293           454,621         2,863,177
                                                         ------------      ------------      ------------
Net cash used for
   operating activities ............................       (6,277,821)      (10,142,478)       (6,571,694)
                                                         ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction of leasehold improvements ............          (18,298)         (614,479)         (939,947)
 Purchase of furniture and equipment ...............         (430,068)         (560,987)         (635,198)
 Increase in patents and other assets ..............         (163,670)         (134,034)         (131,532)
                                                         ------------      ------------      ------------
Net cash used in investing activities ..............         (612,036)       (1,309,500)       (1,706,677)
                                                         ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of stock, net of related expenses ............        2,948,599         7,387,491         2,589,064
Issuance of debt,  net of related expenses .........             --           8,098,523         8,205,000
Repayment of debt ..................................             --            (440,000)       (3,000,000)
Exercise of stock options and warrants .............        1,576,199           638,723           150,923
                                                         ------------      ------------      ------------
Net cash provided by
  financing activities .............................        4,524,798        15,684,737         7,944,987
                                                         ------------      ------------      ------------
Net increase (decrease) in cash and
  cash equivalents .................................       (2,365,059)        4,232,759          (333,384)
Cash and cash equivalents at
  beginning of period ..............................        4,491,386           258,627           592,011
                                                         ------------      ------------      ------------
Cash and cash equivalents at
  end of period ....................................     $  2,126,327      $  4,491,386      $    258,627
                                                         ============      ============      ============

                                     UNIGENE LABORATORIES, INC.
                                      STATEMENTS OF CASH FLOWS


                                                                     Years Ended December 31,
                                                              1997              1996               1995
                                                         ------------      ------------      ------------
Supplemental cash flow information:
Conversion of convertible debentures and accrued
  interest, net of related offering expenses into
  common stock .....................................     $  1,176,636      $  9,628,311              --
Conversion of notes payable - stockholders
  into common stock ................................     $    200,000              --                --
Interest paid ......................................     $     74,000      $    316,000      $    240,000
Exchange of notes ..................................             --        $  3,300,000              --

See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995



1.  Description of Business

Unigene Laboratories, Inc. (the "Company"), a biopharmaceutical company, was incorporated in the State of Delaware in 1980. The Company's business focus is in the research, production and delivery of peptide hormones. The Company has concentrated most of its efforts to date on one product - calcitonin, for the treatment of osteoporosis. The Company's calcitonin products require clinical trials and approvals from regulatory agencies as well as acceptance in the marketplace. Although the Company believes its patents and patent applications are valid, the invalidation of its patents or the failure of certain of its pending patent applications to issue as patents could have a material adverse effect upon its business. The Company competes with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Many of these competitors have substantially greater resources than does the Company.

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

Patents- Patent costs are deferred pending the outcome of patent applications. Successful patent costs are amortized using the straight-line method over the lives of the patents. Unsuccessful patent costs are expensed when determined worthless. As of December 31, 1997, two of the Company's patents had issued in the U.S. and numerous have issued in various foreign countries. Various other applications are still pending.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of- The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset or future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Net Loss per Share- The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" on December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share". It also requires presentation of both basic and diluted EPS for net income on the face of the income statement. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on. Per share amounts for 1996 and 1995 have been retroactively restated to give effect to SFAS 128 and were not different from EPS measured under APB No. 15. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 1997, 1996 and 1995. Convertible debentures, stock options and warrants have not been included in the calculation since the inclusion of such shares would be antidilutive.

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

These options terminate after the expiration of three months following the termination of the optionee's services as an outside director. New outside directors automatically receive stock options for 30,000 shares of common stock upon their election to the Board of Directors having an exercise price equal to the fair market value of the Common Stock on the date of grant and become exercisable over a three-year period. At December 31, 1997, options representing 90,000 shares were outstanding under this plan, of which options representing 60,000 shares were exercisable. Options representing 10,000 shares become exercisable on each of January 28, 1998, January 28, 1999 and January 28, 2000. Options representing an aggregate of 60,000 shares of common stock were granted at an exercise price of $3.00 per share. Options to purchase 30,000 shares of common stock were granted at an exercise price of $2.81 per share.

Notes payable - stockholders. During 1995, members of the Levy family loaned to the Company $1,905,000. The notes evidencing these loans were issued to Warren
P. Levy, Ronald S. Levy and Jay Levy, each an officer and director of the Company, who in the aggregate own 11% of the Company's outstanding common stock, and to another member of their family. These notes bear interest at the Merrill Lynch Margin Loan Rate plus .25% (8.875% at December 31, 1997) and $1,850,000 of the aggregate is collateralized by subordinated security interests in the Company's Fairfield plant and equipment and the Boonton manufacturing equipment. Notes for $1,255,000 were originally payable on demand, but in any event not later than February 10, 1997. Another note for $650,000 was originally due on February 10, 1997. Under an agreement entered into with the holders of the 9.5% Senior Secured Convertible Debentures (see Note 5), while any amounts of the 9.5% Debentures are outstanding, an aggregate of only $1,250,000 of the Stockholders' loans may be repaid by the Company over time based upon the achievement of certain corporate benchmarks. The benchmarks and their associated permitted repayments include $250,000 payable upon the occurrence of each of the following: (1) achievement of GMP status for the peptide production facility,
(2) the filing of an injectable calcitonin IND and (3) the filing of an oral calcitonin IND. In addition, there is a $500,000 permitted repayment associated with the signing of a contract with a strategic marketing partner. The first two benchmarks were achieved during 1996, and a total of $440,000 of these loans were repaid. On May 2, 1997, an aggregate of $200,000 in principal amount of these loans was converted into 57,200 shares of the common stock of the Company at a conversion price of $3.4965 per share. The closing price of the common stock on May 1, 1997, as reported in the Wall Street Journal, was $3.21875 per share. In July 1997, the benchmark associated with a strategic marketing partner was achieved. It is anticipated that the remaining benchmark for the oral calcitonin IND will be achieved during 1998; as a result, $610,000 of these loans has been classified as short-term as of December 31, 1997. The repayment schedule for the remaining $655,000 in notes is subject to negotiation between the Company and the holders of the 9.5% Senior Secured Convertible Debentures if any amounts are outstanding under these debentures.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 1997 and 1996:

                                                               Estimated
                                                              Depreciable
                              1997            1996               Lives
                           ----------      ----------    -----------------------
Building and
  improvements             $1,373,975      $1,373,975    25 years
Leasehold improvements      8,470,928       8,452,630    Remaining Life of Lease
Manufacturing equipment     3,643,525       3,522,364    10 years
Laboratory equipment        2,694,871       2,466,591    5 years
Other equipment               466,523         466,523    10 years
Office equipment and
  furniture                   325,055         244,428    5 years
                           ----------     -----------
                           16,974,877      16,526,511
Less accumulated
  depreciation and
  amortization              7,797,599       6,291,608
                          -----------     -----------
                            9,177,278      10,234,903
Land                          121,167         121,167
                          -----------     -----------
                          $ 9,298,445     $10,356,070
                          ===========     ===========

Depreciation and amortization expense on property, plant and equipment was $1,506,000, $1,473,000 and $1,437,000 in 1997, 1996 and 1995, respectively.

5. Convertible Debentures

In March 1996, a secured $3,300,000 loan was exchanged for 9.5% Senior Secured Convertible Debentures of an equal principal amount. These debentures mature November 15, 1998 and are convertible into shares of Common Stock. The initial conversion rate was $1.15 per share, subject to certain reset provisions. In October 1996, the conversion rate was reset to $1.12 per share as a result of the private placement completed in October 1996 (see Note 7). Through December 31, 1997, $2,797,306 of principal amount of these debentures had been converted into approximately 2,475,000 shares of Common Stock.

In March 1996, the Company completed a private placement of $9.08 million aggregate principal amount of 10% Convertible Debentures. The Company received net proceeds of approximately $8.1 million as a result of this placement. These debentures mature March 4, 1999. The 10% Debentures are convertible into shares of Common Stock at a conversion rate determined by dividing the principal amount to be converted, plus accrued interest, by the lower of $2.00 or 85% of the average closing bid price as reported on Nasdaq for the ten trading days immediately preceding the date of conversion. Through December 31, 1997, $8,630,000 of principal amount of these debentures, plus approximately $311,000 of accrued interest, had been converted into approximately 4,624,000 shares of Common Stock. The placement agent, in connection with the issuance of these debentures, received a five-year warrant to purchase 454,000 shares of Common Stock at an exercise price of $2.10 per share as partial compensation for services rendered.

6. Lease

The Company is obligated under a 10-year net-lease which began in February 1994 for its manufacturing facility located in Boonton, New Jersey. The Company has two 10-year renewal options as well as an option to purchase the facility. Total future minimum rentals under this noncancelable operating lease as of December 31, 1997 are as follows:

                           YEAR                   RENT
                           ----                   ----
                           1998               $  185,323
                           1999                  185,323
                           2000                  185,323
                           2001                  185,323
                           2002                  185,323
                           Thereafter            200,763
                                              ----------
                                              $1,127,378
                                              ==========

Total rent expense was $185,000 for each of 1997, 1996 and 1995.

7. Stockholders' Equity

In October 1994, the Company entered into an agreement with a consultant whose compensation for its services included the issuance of warrants, exercisable at $3.00 per share, for the purchase of 1,000,000 shares of Common Stock. During 1995, these warrants were sold by the consultant to an unrelated third party. No proceeds were received by the Company in connection with this transaction. These warrants were to expire in April 1997, but have been extended to October 1998. During 1996, another consultant's compensation included warrants to purchase a total of 400,000 shares of Common Stock at exercise prices ranging from $1.63 to $3.50 per share. These warrants expire in April 2001. Compensation expense recognized as a result of the above was $180,000. In connection with the services rendered by various consultants during 1997, the Company issued an aggregate of 75,000 stock purchase warrants, expiring from 1999 to 2002, exercisable at prices ranging from $2.25 to $3.41 per share, and 10,000 shares of Common Stock. Compensation expense recognized as a result of these transactions was approximately $131,000.

In October 1996, the Company completed a private placement of 4,218,804 Units at a price of $1.75 per Unit. Each Unit consists of (i) one share of Common Stock,
(ii) one quarter of a Class C Warrant, (each whole Class C Warrant is exercisable immediately to purchase one share of Common Stock) and (iii) one quarter of a Class D Warrant (each whole Class D Warrant is exercisable immediately to purchase one share of Common Stock). The Class C Warrants and the Class D Warrants each have an initial exercise price of $3.00 and expire on October 11, 1999, except that the expiration date of the Class C Warrants may be accelerated under certain circumstances. In addition, the Warrants contain certain adjustment and antidilution provisions which, upon the occurrence of certain events, may require the Company to adjust the exercise price of the Warrants and to issue additional shares of Common Stock upon the exercise thereof. The fee paid to the placement agent in the transaction consisted of an additional 296,935 Units in lieu of cash compensation. The net proceeds to the Company were approximately $7 million.

During 1997, an aggregate of $1,181,000 in convertible debentures, plus $41,000 of accrued interest, was converted into approximately 918,000 shares of Common Stock. During 1996, an aggregate of $10,246,000 in convertible debentures, plus $270,000 of accrued interest, was converted into approximately 6,181,000 shares of Common Stock. See Note 5.

During 1997, an aggregate of 713,000 shares of Common Stock were issued due to the exercise of warrants with net proceeds to the Company of approximately $1,140,000. The exercise prices of these warrants ranged from $1.38 to $3.00 per share. As of December 31, 1997, there are warrants outstanding to purchase an aggregate of 4,918,000 shares of Common Stock at exercise prices ranging from $1.38 to $3.50 per share.

8. Stock Option Plans

Under the Unigene Laboratories, Inc. 1984 Non-Qualified Stock Option Plan for Selected Employees (the "1984 Plan"), each option granted expires no later than the tenth anniversary of the date of its grant. The 1984 Plan terminated in November 1994; however, 88,000 options previously granted continue to be outstanding and exercisable under that plan.

During 1994, the Company's stockholders approved the adoption of the 1994 Employee Stock Option Plan (the "1994 Plan"). All employees of the Company are eligible to participate in the 1994 Plan, including executive officers and directors who are employees of the Company. The 1994 Plan is administered by the Employee Stock Option Committee, which selects the employees to be granted options, fixes the number of shares to be covered by the options granted and determines the exercise price and other terms and conditions of each option. Originally, a maximum of 1,500,000 shares of Common Stock was reserved for issuance under the 1994 Plan. In June 1997, the stockholders of the Company approved an amendment to the 1994 Plan increasing the total number of shares authorized for issuance by 750,000 shares to 2,250,000 shares. Options granted under the 1994 Plan have a maximum term of ten years. The purchase price of the shares issuable upon the exercise of each option cannot be less than the fair market value of the Common Stock on the date that the option is granted. The 1994 Plan will terminate on June 16, 2004, unless earlier terminated.

Transactions under the plans are as follows:

                                                                        Option
                                                 Options                 Price
                                               Outstanding             Per Share
                                               ----------            -----------
January 1, 1995 ....................              899,400            $1.00-$5.00
                                               ----------            -----------
1995: Granted ......................              582,750            $1.44-$2.69
      Cancelled ....................             (590,750)
      Exercised ....................              (12,000)           $1.50
                                               ----------            -----------

December 31, 1995 ..................              879,400            $1.00-$3.00
                                               ----------            -----------
1996: Granted ......................              818,500            $1.88-$3.13
      Cancelled ....................              (58,200)
      Exercised ....................             (140,385)           $1.00-$1.63
                                               ----------            -----------
December 31, 1996 ..................            1,499,315            $1.00-$3.00
                                               ----------            -----------

1997: Granted ......................               34,000            $2.03-$4.25
      Cancelled ....................              (39,500)
      Exercised ....................             (282,350)           $1.06-$2.81
                                               ----------            -----------
December 31, 1997 ..................            1,211,465            $1.06-$4.25
                                               ----------            -----------

As of December 31, 1997, options to purchase 907,950 shares were available for grant under the 1994 Plan and options for 948,090 shares were exercisable under the 1994 and 1984 plans.

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

                                                 1997             1996              1995
                                            -------------     -------------    -------------
Net loss - as reported                      $(10,128,114)     $(10,597,099)    $ (9,434,871)
Net loss - pro forma                        $(10,214,114)     $(12,054,647)    $(10,050,222)
Net loss per share - as reported            $       (.27)     $       (.38)    $       (.44)
Net loss per share - pro forma              $       (.27)     $       (.43)    $       (.46)

The fair value of the stock options granted in 1997, 1996 and 1995 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% in 1997, 1996 and 1995;
expected volatility of 59% in 1997 and 62% in 1996 and 1995; a risk-free interest rate of 5.25% in 1997 and 6.5% in 1996 and 1995; and expected lives of 6 years.

During 1993, a consultant received options to purchase 5,000 shares of the Company's common stock at $4.56 per share. These options expired unexercised in January 1998. During 1995, the Company granted to a consultant an option to purchase 10,000 shares of the Company's Common Stock, expiring in October 2000, exercisable at $1.44 per share, none of which have been exercised.

In addition, at December 31, 1997, there were 90,000 options outstanding and shares reserved under agreements referred to in Note 3.

9. Income Taxes

As of December 31, 1997, the Company had available for income tax reporting purposes net operating loss carryforwards in the amount of approximately $53,400,000, expiring from 1998 through 2012, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, the Company has investment tax credits and research and development credits in the amounts of $50,000 and $1,984,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1998 through 2012.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes." Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of December 31, 1997 and 1996, under FASB 109, the Company had deferred tax assets of approximately $23,400,000 and $19,200,000, respectively, subject to valuation allowances of $23,400,000 and $19,200,000, respectively. The deferred tax assets were generated primarily as a result of the Company's net operating losses and tax credits generated.

10. Employee Benefit Plan

The Company, in 1989, implemented a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to a maximum for each employee of $9,500 for 1997 and 1996 and $9,240 for 1995. The Company's discretionary matching contribution expense for 1997 was approximately $42,000. There were no matching contributions for 1996 and 1995.

11.  Research and Licensing Revenue

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

In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral calcitonin technology. Upon execution of the agreement, the Company received $6 million in payments from Warner-Lambert, consisting of a $3 million licensing fee and a $3 million equity investment by Warner-Lambert (695,066 shares of Common Stock were purchased at a price of approximately $4.32 per share). In addition, the Company is eligible to receive up to an additional $48.5 million in milestone payments during the course of the development program if specified milestones are achieved, of which $15.5 million would be received prior to the commencement of Phase I clinical studies in the U.S. The first of these milestones was achieved in February 1998, resulting in a payment to the Company of $2 million. If the product is successfully commercialized, the
Company also would receive revenue from the sale of raw material to Warner-Lambert and royalties on product sales by Warner-Lambert and its affiliates. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis.

12.   Settlement of Contractual Right

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

13.      Subsequent Events

The Company has incurred annual operating losses since its inception and, as a result, at December 31, 1997 had an accumulated deficit of $54,450,000. The Company's cash requirements have increased to approximately $10 million per year with the opening of its peptide manufacturing facility.

After the receipt in February 1998 of the $2 million milestone payment from Warner-Lambert, management believes that the Company currently has sufficient financial resources to sustain its operations at the current level through the second quarter of 1998. The Company will require additional funds to ensure continued operations beyond that time. Management currently believes that the various milestones in the Warner- Lambert agreement can be achieved on a timely basis thereby precluding the need for any outside financing of the Company's operations in the near term.

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

                                    PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth information with respect to the six directors of the Company:

                                              Served Continuously
Name                         Age               as Director Since
----                         ---              -------------------
Warren P. Levy (1)(2)         46                       1980
Ronald S. Levy (1)(3)         49                       1980
Jay Levy (1)(4)               74                       1980
Robert F. Hendrickson (5)     65                       1997
Robert G. Ruark (6)           56                       1993
George M. Weimer (7)          79                       1984

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

Item 11.  Executive Compensation.

REPORT OF THE BOARD OF DIRECTORS ON 1997 EXECUTIVE COMPENSATION

The  entire  Board  of  Directors  was  responsible  for  determining  the  1997 compensation of the three executive officers of the Company. This Report describes the policies and other considerations used by the Board in establishing such compensation.

The Board has familiarized itself with various forms and types of remuneration from reports of other public corporations and their own business experience.

The Board has determined that, because the Company was still in a research and preproduction phase in 1997, compensation for 1997 for executive officers could not be related primarily to the performance of the Company's stock or to the annual profit performance of the Company. A primary consideration for the compensation of an executive officer of the Company is his leadership effort in the development of proprietary products and processes, and in planning for future growth and profitability. Other significant factors considered by the Board of Directors in determining executive officers' compensation were salaries paid by other public companies in the health-care related biotechnology field to comparable officers, the duties and responsibilities of the executive officers in the past and as projected, their past performance and commitment to the Company, and incentives for future performance although no specific weighting was allocated to any of these considerations. The executive officers were also consulted with respect to their compensation and their plans for compensation for other personnel in order to coordinate all compensation policies of the Company.

The Board of Directors determined that no bonuses or salary increases should be paid to executive officers in 1997, primarily on the basis of the Company's losses and the projected expenses and cash flow required for the further development for the Company's calcitonin pill as well as the regulatory expenses and regulatory filing fees for the Company's injectable form of calcitonin.

The Board also determined that no stock options be awarded to executive officers for 1997, at the request of such executive officers.

The compensation for the Chief Executive Officer for 1997 was based on the same policies and considerations set forth above for executive officers generally.

                           Warren P. Levy
                           Ronald S. Levy
                           Jay Levy
                           Robert F. Hendrickson
                           Robert G. Ruark
                           George M. Weimer

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Executive compensation for 1997 was determined by the Board of Directors of the Company consisting of Messrs. Warren P. Levy, Ronald S. Levy, Jay Levy, Robert
F. Hendrickson, Robert G. Ruark, and George M. Weimer.

Three of the members of the six member Board of Directors, Warren P. Levy, Ronald S. Levy and Jay Levy, are executive officers of the Company. Jay Levy is the father of Warren and Ronald Levy.

During 1995, Warren P. Levy, Ronald S. Levy, Jay Levy, and another family member loaned a total of $1,905,000 to the Company of which $1,850,000 was secured by secondary liens on the Fairfield plant and equipment and the Boonton manufacturing equipment. The notes bear interest at the Merrill Lynch Margin Loan Rate plus .25% (8.875% at February 27, 1998). Under the terms of the Company's 9.5% Senior Secured Convertible Debentures, for so long as the
Debentures are outstanding, repayment of the loans is contingent upon the achievement of certain corporate benchmarks and is subject to a maximum limitation of $1,250,000. A total of $440,000 in principal payments was made during 1996. In 1997, an aggregate of $200,000 in principal amount of these loans was converted into 57,200 shares of common stock leaving an outstanding balance of $1,265,000 at December 31, 1997. No interest has been paid to date. See Note 3 to the Financial Statements.

EXECUTIVE COMPENSATION

The following table sets forth for the years 1997, 1996 and 1995 compensation paid to the Chief Executive Officer of the Company and to each other executive officer whose compensation in 1997 exceeded $100,000 for services rendered by such executive officers in all capacities in which they served:

                                             SUMMARY COMPENSATION TABLE

                                                                                                        All Other
                                        Annual Compensation             Long Term Compensation       Compensation(1)
                                        -------------------             ----------------------        -------------

                                                                       Awards           Payouts
                                                                       ------           -------
                                                        Other       Restricted
Name and                                                Annual        Stock    Options/       LTIP
Principal Position         Year    Salary     Bonus  Compensation     Award       SARs       Payouts
------------------         ----    ------     -----  ------------     -----       ----       -------
Warren P. Levy,            1997   $145,549    $ 0       $  0           $ 0        $ 0          $ 0        $13,810
 President, Chief          1996    145,454     -0-        -0-           -0-        -0-          -0-        13,806
 Executive Officer         1995    145,394     -0-        -0-           -0-        -0-          -0-        13,811
  and Director

Dr. Ronald S. Levy,        1997    140,895    -0-         -0-           -0-        -0-          -0-        16,756
 Vice President and        1996    140,889    -0-         -0-           -0-        -0-          -0-        16,746
 Director                  1995    140,829    -0-         -0-           -0-        -0-          -0-        16,616

(1) Represents premium paid by the Company on executive split-dollar life insurance.

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




              [GRAPHIC -- GRAPH PLOTTED TO POINTS IN CHART BELOW]








                      COMPARISON OF CUMULATIVE TOTAL RETURN
                   OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

--------------------------FISCAL YEAR ENDING ----------------------------------
                           1992     1993      1994      1995     1996      1997
                           ----     ----      ----      ----     ----      ----
UNIGENE LABS INC           100      59.70    56.72     31.34    48.51     62.69
INDUSTRY INDEX             100      83.01    55.72    108.16    96.21    109.74
BROAD MARKET               100     119.95   125.94    163.35   202.99    248.30














                    Assumes $100 Invested on January 1, 1993
                          Assumes Dividends Reinvested
                        Fiscal Years Ending December 31.

The industry index chosen was:
SIC Code 8731 - Commercial Physical & Biological Research

The Broad Market index chosen was:
NASDAQ Market Index

The current composition of the industry index is as follows:

Abiomed Inc.                        Kendle Internat Inc.
AC Nielsen Corp.                    KFX Inc.
Affymetrix Inc.                     Kopin Corp.
Agritope Inc.                       Krug Internat Corp
Aura Systems Inc.                   Lifecell Corporation
Aurora Biosciences Corp.            Liposome Co. Inc.
Bioreliance Corp.                   Megabios Corp.
Cadus Pharmaceutical CP             Myriad Genetics Inc.
Catalytica Inc.                     Neopharm Inc.
Celgene Corp.                       Neose Technologies Inc.
Cocensys Inc.                       Neotherapeutics Inc.
Collaborative Clin Res              Neurocrine Biosciences
Commonwealth Biotech Inc.           Organogenesis Inc.
Conductus Inc.                      Pacific Biometrics Inc.
Covance Inc.                        Parexel Internat CP
Cree Research Inc.                  Pharmaceutical Prod Dev
CV Therapeutics Inc.                Pharmacopeia Inc.
Cyclo 3 PSS Corp.                   Polymer Research of Amer
Depomed Inc.                        Primark Corp.
Ecogen Inc.                         Protein Polymer Tech
Ecoscience Corp                     Quest Diagnostics Inc.
Electronic Designs Inc.             Quintiles Transnational
Electrosource Inc.                  Research Frontiers Inc.
Energy Biosystems Corp.             Satcon Technology Corp.
Energy Conversn Devices             SI Diamond Technol
Excel Technology Inc.               Spire Corp.
Fiberchem Inc.                      Summit Technology Inc.
Gene Logic Inc.                     Superconductor Tech.
Genset ADR                          Synaptic Pharmaceutical
Illinois Superconductor             Valence Technology Inc.
Incyte Pharmaceuticals              Xenova GR PLC ADS
Innerdyne Inc.                      XXSYS Technologies Inc.
Integrated Process Equip.
Irvine Sensors Corp.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL STOCKHOLDERS

As of February 27, 1998 the following were the only beneficial owners known by the Company to hold more than 5 percent of the outstanding shares of Common Stock. The Company has no other class of voting securities outstanding.


Name and Address of          Amount of Beneficial     Percentage of
 Beneficial Owner               Ownership           Outstanding Shares
--------------------        ---------------------  -------------------

Loews Corporation (1)            3,000,000                 7.6%
CNA Plaza
Chicago, IL  60685



(1)Based on information furnished by Loews Corporation in a Schedule 13G, dated March 4, 1997, filed with the Securities and Exchange Commission in which it reports that the securities, which consist of 2,000,000 shares of Common Stock and warrants to purchase 1,000,000 shares of Common Stock, are owned by Continental Casualty Company, which is owned by CNA Financial Corp., a company in which Loews Corporation has an 84% equity interest.

SECURITY OWNERSHIP OF MANAGEMENT

On February 27, 1998 the directors and executive officers listed below, and all officers and directors as a group, beneficially owned the following number of shares of Common Stock including shares of Common Stock issuable upon the exercise of stock options. Unless otherwise indicated, each such beneficial owner has reported sole voting power and sole dispositive power with respect to the shares.

                                   Common Stock of the Company
                                   -----------------------------------
   Name of                         Amount and Nature of     Percent of
Beneficial Owner                   Beneficial Ownership(1)    Class
----------------                   -----------------------  ----------
Warren P. Levy                         1,726,000 (2)           4.5%
Ronald S. Levy                         1,741,000 (2)           4.5%
Jay Levy                                 468,550 (2)           1.2%
Robert F. Hendrickson                     25,000 (3)           0.1%
Robert G. Ruark                           30,000 (4)           0.1%
George M. Weimer                          30,000 (5)           0.1%
Officers and Directors
  as a Group (6 persons)               4,020,550 (2)(6)       10.5%

(1) Unless otherwise noted, all officers, directors and principal stockholders have sole voting and investment power with respect to shares indicated as beneficially owned by them.

(2) An additional 200,000 shares of Common Stock, representing approximately .5% of the total outstanding, is held by a trust. Jay Levy and members of his immediate family, including his two sons, Warren P. Levy and Ronald S. Levy, have pecuniary interests in the trust. As a result, each of such persons may be deemed to be the beneficial owner of shares held by the trust. Warren P. Levy, his wife and Ronald S. Levy are co-trustees of the trust.

(3) Includes 10,000 shares of Common Stock which Mr. Hendrickson has the right to acquire pursuant to stock options which are exercisable immediately.

(4) Consists solely of shares of Common Stock which Mr. Ruark has the right to acquire pursuant to stock options which are exercisable immediately.

(5) Consists solely of shares of Common Stock which Mr. Weimer has the right to acquire pursuant to stock options which are exercisable immediately.

(6) Includes an aggregate of 70,000 shares of Common Stock which such persons have the right to acquire pursuant to stock options which are exercisable immediately.

Item 13. Certain Relationships and Related Transactions.

Information  concerning the Executive  Officers of the Registrant is included in
Item 11 of Part III above, under the section entitled "Compensation Committee Interlocks and Insider Participation".

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                  (a)(1).  Financial Statements
                  See Item 8.

                  (a)(2).  Financial Statement Schedules.

                  None.

                  (b) Exhibits.

                  See Index to Exhibits which appears on Pages 44 - 46.

                  (c)  Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNIGENE LABORATORIES, INC.


March 20, 1998                      /s/ Warren P. Levy
                                   -----------------------------
                                   Warren P. Levy, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 20, 1998                      /s/ Warren P. Levy
                                   -----------------------------
                                   Warren P. Levy, President,
                                   Chief Executive Officer and
                                   Director

March 20, 1998                      /s/ Jay Levy
                                   -----------------------------
                                   Jay Levy, Treasurer,
                                   Chief Financial Officer, Chief
                                   Accounting Officer and Director

March 20, 1998                      /s/ Ronald S. Levy
                                   -----------------------------
                                   Ronald S. Levy, Secretary,
                                   Vice President and Director

March 20, 1998                      /s/ Robert F. Hendrickson
                                   -----------------------------
                                   Robert F. Hendrickson,
                                   Director


March 20, 1998                      /s/ Robert G. Ruark
                                   -----------------------------
                                   Robert G. Ruark, Director


                                   /s/ George M. Weimer
March 20, 1998                      -----------------------------
                                   George M. Weimer, Director

                                INDEX TO EXHIBITS
                                -----------------

3.1      Certificate of Incorporation and Amendments to July 1, 1986. (1)

3.1.1 Amendments to Certificate of Incorporation filed July 29, 1986 and May 22, 1987. (1)

3.1.2 Amendment to Certificate of Incorporation filed August 22, 1997 (Incorporated by reference to Exhibit 3.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

3.2 By-Laws. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-04557 on Form S-3.

4.1 Warrant Agreement, dated October 11, 1996, among the Company, BT Securities Corporation and the purchasers named therein. (Incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

4.2      Specimen Certificate for Common Stock, par value $.01 per share. (1)

10.1 Lease agreement between the Company and Fulton Street Associates, dated May 20, 1993. (3)

10.2 Agreement between the Company and George M. Weimer dated February 10, 1984. (1)

10.3* 1994 Employee Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement dated April 28, 1994, which is set forth as Appendix A to Exhibit 28 to the Company's Form 10-K for the year ended December 31, 1993).

10.4* 1994 Outside Directors Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement dated April 28, 1994 which is set forth as Appendix B to Exhibit 28 to the Company's Form 10-K for the year ended December 31, 1993).

10.5 Mortgage and Security Agreement between the Company and Jean Levy dated February 10, 1995. (4)

10.6 Loan and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated March 2, 1995. (4)

10.7 Non-Competition Agreements with Warren P. Levy and Ronald S. Levy dated May 29, 1987. (1)

10.8* Split Dollar Agreement dated September 30, 1992 between Unigene Laboratories, Inc. and Warren P. Levy. (2)

10.9* Split Dollar Agreement dated September 30, 1992 between Unigene Laboratories, Inc. and Ronald S. Levy. (2)

10.10 Loan and Security Agreement between the Company and Dejufra, Inc. dated March 15, 1995. (4)

10.11 Consulting Agreement, dated October 25, 1994, between the Company and Broad Capital Associates, Inc. (incorporated by reference as Exhibit 1 to the Company's Form 10-Q for the period ended September 30, 1994).

10.12 Amendment to Loan Agreement and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated March 20, 1995.
         (4)

10.13 Amended and Restated Securities Purchase Agreement dated March 6, 1996 by and among Olympus Securities, Ltd., Nelson Partners and Unigene Laboratories, Inc. (5)

10.14 Regulation S Securities Subscription Agreement between the Company and subscribers, dated February - March 1996. (5)

10.15    Registration   Rights   Agreement   between   the  Company  and  Swartz
         Investments, LLC dated March 12, 1996. (5)

10.16 Amendment to Loan and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated June 29, 1995. (5)

10.17 Promissory Note between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated June 29, 1995. (5)

10.18 Registration Rights Agreement, dated October 11, 1996, among the Company, BT Securities Corporation and the purchasers named therein (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.19 Letter Agreement dated as of February 7, 1997 among Unigene Laboratories, Inc., Olympus Securities, Ltd. and Nelson Partners. (incorporated by reference to exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.20 License Agreement, dated as of July 15, 1997, between the Company and Warner-Lambert Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K,dated July 15, 1997).

10.21 Stock Purchase Agreement, dated as of July 15, 1997, between the Company and Warner-Lambert Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated July 15, 1997).

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

*        Management contracts or compensatory plan or arrangement.