Form 10-Q
period 1998-03-31
UNIGENE LABORATORIES INC
filed 1998-05-15
CIK 352747

FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998



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

Common Stock, $.01 Par Value--38,529,432 shares as of May 1, 1998

                                      INDEX


                           UNIGENE LABORATORIES, INC.




PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-
    March 31, 1998 and December 31, 1997

Condensed statements of operations-
    Three months ended March 31, 1998 and 1997

Condensed statements of cash flows-
    Three months ended March 31, 1998 and 1997

Notes to condensed financial statements-
    March 31, 1998

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                             UNIGENE LABORATORIES, INC.
                              CONDENSED BALANCE SHEETS

                                                       March 31         December  31
                                                         1998               1997
                                                     ------------      ------------
                                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ..................     $  1,561,812      $  2,126,327
    Prepaid expenses and other current assets ..          738,814           834,245
                                                     ------------      ------------
         Total current assets ..................        2,300,626         2,960,572

Property, plant and equipment-net
    of accumulated depreciation and amortization        9,001,404         9,298,445
Patents and other assets .......................        1,462,684         1,432,883
                                                     ------------      ------------
                                                     $ 12,764,714      $ 13,691,900
                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...........................     $    960,620      $  1,041,529
    Accrued expenses ...........................          801,635           999,212
    Notes payable - stockholders ...............          610,000           610,000
                                                     ------------      ------------
  Total current liabilities ....................        2,372,255         2,650,741

Note payable - stockholders ....................          655,000           655,000
9.5% convertible debentures ....................          502,694           502,694
10% convertible debentures .....................          450,000           450,000

Stockholders' equity:
    Common stock-par value $.01 per share;
       authorized 60,000,000 shares, issued
       38,517,722 shares in 1998 and 1997 ......          385,177           385,177
    Additional paid-in capital .................       63,499,439        63,499,439
    Accumulated deficit ........................      (55,098,820)      (54,450,120)
    Less: Treasury stock, at cost, 7,290 shares            (1,031)           (1,031)
                                                     ------------      ------------

         Total stockholders' equity ............        8,784,765         9,433,465
                                                     ------------      ------------
                                                     $ 12,764,714      $ 13,691,900
                                                     ============      ============

See notes to condensed financial statements.

                             UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                            March 31
                                                  ------------------------------
                                                       1998                1997
                                                  ------------      ------------
Licensing and other revenue .................     $  2,011,715      $      1,442
                                                  ------------      ------------
Operating expenses:
    Research and development ................        2,150,314         2,192,961

    Settlement of contractual right .........             --           1,669,063

    General and administrative ..............          489,186           550,016
                                                  ------------      ------------
                                                     2,639,500         4,412,040
                                                  ------------      ------------
Operating loss ..............................         (627,785)       (4,410,598)
                                                  ------------      ------------
Other income (expense):
   Interest/other income ....................           30,340            48,198
   Interest expense .........................          (51,255)          (73,601)
                                                  ------------      ------------
                                                       (20,915)          (25,403)
                                                  ------------      ------------
Net loss ....................................     $   (648,700)     $ (4,436,001)
                                                  ============      ============
Net loss per share, basic ...................     $       (.02)     $       (.12)
                                                  ============      ============
Net loss per share, diluted .................     $       (.02)     $       (.12)
                                                  ============      ============
Weighted average number of shares outstanding       38,510,432        36,019,408
                                                  ============      ============


See notes to condensed financial statements.

                               UNIGENE LABORATORIES, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                               Three Months Ended
                                                                    March 31
                                                          ----------------------------
                                                              1998             1997
                                                          -----------      -----------
Net cash used for operating activities ..............     $  (448,637)     $(2,567,809)
                                                          -----------      -----------
Investing activities:

    Purchase of equipment and furniture .............         (78,759)        (126,087)
    Increase in patents and other assets ............         (37,119)         (22,644)
    Construction of leasehold improvements ..........            --            (18,298)
                                                          -----------      -----------
                                                             (115,878)        (167,029)
                                                          -----------      -----------
Financing activities:

    Exercise of stock options and warrants ..........            --            551,465
                                                          -----------      -----------
                                                                 --            551,465
                                                          -----------      -----------
Net decrease in cash and cash equivalents ...........        (564,515)      (2,183,373)
Cash and cash equivalents at beginning of year ......       2,126,327        4,491,386
                                                          -----------      -----------
Cash and cash equivalents at end of period ..........     $ 1,561,812      $ 2,308,013
                                                          ===========      ===========
Supplemental cash flow information:

Conversion of convertible debentures and
   accrued interest, net of related offering expenses
   into common stock ................................            --        $   978,842



See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue for the first quarter of 1998 consisted primarily of a $2 million milestone payment from Warner-Lambert Company, under a July 1997 licensing agreement, as the result of the achievement of a benchmark in the development of an oral calcitonin product for treating osteoporosis. Revenue for the first quarter of 1997 represents hormone and enzyme sales.

Research and development, the Company's largest expense, decreased 2% from $2,193,000 to $2,150,000 for the three months ended March 31, 1998, as compared to the same period in 1997. The decrease was primarily attributable to expenses incurred in 1997 related to the Company's clinical trials for its FORTICAL(TM) Injection product.

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

General and administrative expenses decreased 11% from $550,000 to $489,000 for the three months ended March 31, 1998, as compared to the same period in 1997. The decrease was primarily due to non-recurring expenses incurred in 1997 that were associated with the Company's financing activities.

Interest and other income decreased $18,000 for the three months ended March 31, 1998, as compared to the same period in 1997, due to reduced funds available for investment in 1998.

Interest expense decreased $22,000 for the three months ended March 31, 1998, as compared to the same period in 1997, due to a reduction in outstanding debt from the prior year as of result of conversions in 1997 of the Company's convertible debentures into Common Stock.

As a result of increased revenue, as well as decreased operating expenses, net loss decreased $3,787,000 or 85% for the three months ended March 31, 1998, as compared to the corresponding period in 1997.

As of December 31, 1997, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $53,400,000, expiring from 1998 through 2012, which are available to reduce future earnings that would otherwise be subject to federal income taxes. For the three months ending March 31, 1998, the Company accumulated additional losses of approximately $649,000. In addition, the Company has investment tax credits and research and development credits in the amounts of $50,000 and $1,984,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1998 through 2012.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of January 1, 1998, under FASB 109, the Company had deferred tax assets of approximately $23,400,000, subject to a valuation allowance of $23,400,000. The deferred tax assets were generated primarily as a result of the Company's net operating losses and available tax credits. For the three-month period ended March 31, 1998, the Company's deferred tax assets and valuation allowances each increased by approximately $260,000.

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

LIQUIDITY AND CAPITAL RESOURCES

During 1994, the Company completed construction of its peptide production facility in Boonton, New Jersey. The facility was constructed in a shell building that is being leased under a ten-year net lease which began in February 1994. The Company has two ten-year renewal options as well as an option to purchase the facility. The total cost of leasehold improvements and process equipment for this facility, including current validation costs, have totaled approximately $12 million. The improvements and equipment were primarily financed from the remainder of the $17 million of proceeds received as a result of the exercise by the warrant holders of the Company's Class A Warrants in 1991 and the proceeds of $2.2 million from the sale of stock in 1994. There are currently no material commitments outstanding for capital expenditures relating to either the Boonton facility or the Company's facility in Fairfield, New Jersey.

The Company, at March 31, 1998, had cash and cash equivalents of $1,562,000, a decrease of $565,000 from December 31, 1997.

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

After receipt of an aggregate of $8 million from Warner-Lambert in July 1997 and February 1998, management believes that the Company currently has sufficient financial resources to sustain its operations at the current level through the second quarter of 1998. While the Company expects to achieve additional milestones under the Warner-Lambert agreement, which will result in further payments, the timing of such payments is uncertain and the Company may have to rely on outside sources for financing to sustain the Company's operations over the near term. However, there is no assurance as to the terms on which such additional funds would be available or that in such circumstances sufficient funds could be obtained.

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of the Company, or industry results, to be materially different from any future results, performance or activities expressed or implied by such forward-looking statements. Such factors include: general economic and business conditions, the financial condition of the Company, competition, the Company's dependence on other companies to commercialize, manufacture and sell products using the Company's technologies, the uncertainty of results of preclinical and clinical testing, the risk of product liability and liability for human clinical trials, the Company's dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals of the Company's products and other factors discussed in the Company's various filings with the Securities and Exchange Commission.




PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits:  None

(b)               Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  UNIGENE LABORATORIES, INC.
                                                  -----------------------
                                                       (Registrant)


                                                  /s/ Warren P. Levy
May 15, 1998                                      -----------------------
                                                  Warren P. Levy, President
                                                  (Chief Executive Officer)


                                                  /s/ Jay Levy
May 15, 1998                                      -----------------------
                                                  Jay Levy, Treasurer
                                                  (Chief Financial Officer and
                                                   Chief Accounting Officer)