Form 10-Q
period 1998-06-30
UNIGENE LABORATORIES INC
filed 1998-08-14
CIK 352747

FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998



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

Common Stock, $.01 Par Value--38,529,932 shares as of August 1, 1998

                                      INDEX


                           UNIGENE LABORATORIES, INC.




PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

             Condensed balance sheets-
             June 30, 1998 and December 31, 1997

             Condensed statements of operations-
             Three months and six months ended June 30, 1998 and 1997

             Condensed statements of cash flows-
             Six months ended June 30, 1998 and 1997

             Notes to condensed financial statements-
             June 30, 1998

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Item 4.  Submission of Matters to a Vote of
         Security Holders

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                                 UNIGENE LABORATORIES, INC.
                                  CONDENSED BALANCE SHEETS

                                                               June 30         December 31
                                                                 1998              1997
                                                            ------------      -------------
                                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents .........................     $  3,547,461      $  2,126,327
    Prepaid expenses and other current assets .........          652,943           834,245
                                                            ------------      ------------
         Total current assets .........................        4,200,404         2,960,572

Property, plant and equipment-net
    of accumulated depreciation and amortization ......        8,744,590         9,298,445
Patents and other assets ..............................        1,729,558         1,432,883
                                                            ------------      ------------
                                                            $ 14,674,552      $ 13,691,900
                                                            ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..................................     $  1,459,839      $  1,041,529
    Accrued expenses ..................................        1,059,018           999,212
    Notes payable - stockholders ......................          610,000           610,000
                                                            ------------      ------------
  Total current liabilities ...........................        3,128,857         2,650,741

Note payable - stockholders ...........................          655,000           655,000
5% convertible debentures (Note B) ....................        4,000,000              --
9.5% convertible debentures ...........................          502,694           502,694
10% convertible debentures ............................          450,000           450,000

Stockholders' equity:
    Common stock-par value $.01 per share;
       authorized 60,000,000 shares, issued
       38,537,222 shares in 1998 and 38,517,722 in 1997          385,372           385,177
    Additional paid-in capital ........................       63,520,307        63,499,439
    Accumulated deficit ...............................      (57,966,647)      (54,450,120)
    Less: Treasury stock, at cost, 7,290 shares .......           (1,031)           (1,031)
                                                            ------------      ------------
         Total stockholders' equity ...................        5,938,001         9,433,465
                                                            ------------      ------------
                                                            $ 14,674,552      $ 13,691,900
                                                            ============      ============

See notes to condensed financial statements.

                                         UNIGENE LABORATORIES, INC.
                                     CONDENSED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                              Three Months Ended                     Six Months Ended
                                                   June 30                                June 30
                                        ------------------------------      -------------------------------
                                            1998              1997              1998               1997
                                        ------------      ------------      ------------      -------------
Licensing and other revenue .......     $        142      $         42      $  2,011,857      $      1,484
                                        ------------      ------------      ------------      -------------
Operating expenses:

    Research and development ......        2,256,358         2,210,570         4,406,672         4,403,531

    Settlement of contractual right             --                --                --           1,669,063

    General and administrative ....          568,342           444,581         1,057,528           994,597
                                        ------------      ------------      ------------      -------------

                                           2,824,700         2,655,151         5,464,200          7,067,191
                                        ------------      ------------      ------------      -------------

Operating loss ....................       (2,824,558)       (2,655,109)       (3,452,343)       (7,065,707)
                                        ------------      ------------      ------------      -------------

Other income (expense):

   Interest/other income ..........           13,754            39,209            44,094            87,407

   Interest expense ...............          (57,023)          (57,699)         (108,278)         (131,300)
                                        ------------      ------------      ------------      -------------

                                             (43,269)          (18,490)          (64,184)           (43,893)
                                        ------------      ------------      ------------      -------------


Net loss ..........................     $ (2,867,827)     $ (2,673,599)     $ (3,516,527)     $ (7,109,600)
                                        ============      ============      ============      =============

Net loss per share, basic .........     $       (.07)     $       (.07)     $       (.09)     $       (.19)
                                        ============      ============      ============      =============
Net loss per share, diluted .......     $       (.07)     $       (.07)     $       (.09)     $        (.19)
                                        ============      ============      ============      =============
Weighted average number of shares
 outstanding                              38,528,152        37,148,345        38,519,341         36,586,995
                                        ============      ============      ============      =============

See notes to condensed financial statements.

                                  UNIGENE LABORATORIES, INC.
                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                       Six Months Ended
                                                                          June 30
                                                                 ----------------------------
                                                                     1998             1997
                                                                 -----------      -----------
Net cash used for operating activities .....................     $(2,084,404)     $(4,328,679)
                                                                 -----------      -----------
Investing activities:

    Purchase of equipment and furniture ....................        (200,661)        (147,809)
    Increase in patents and other assets ...................         (91,638)         (80,962)
    Construction of leasehold improvements .................          (2,484)         (18,298)
                                                                 -----------      -----------
                                                                    (294,783)        (247,069)
                                                                 -----------      -----------
Financing activities:

    Issuance of debt, net of related expenses ..............       3,779,258             --
    Exercise of stock options and warrants .................          21,063          874,425
                                                                 -----------      -----------
                                                                   3,800,321          874,425
                                                                 -----------      -----------

Net increase (decrease) in cash and cash equivalents .......       1,421,134       (3,701,323)

Cash and cash equivalents at beginning of year .............       2,126,327        4,491,386
                                                                 -----------      -----------
Cash and cash equivalents at end of period .................     $ 3,547,461      $   790,063
                                                                 ===========      ===========
Supplemental cash flow information:

Conversion of convertible debentures and
   accrued interest, net of related offering expenses
   into common stock .......................................            --        $ 1,181,136

Conversion of notes payable - stockholders into common stock            --        $   200,000

Interest paid ..............................................     $    30,287      $    46,669



See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - DEBT FINANCING

In June 1998, the Company completed a private placement of $4 million of 5% Convertible Debentures (the "5% Debentures"). The Company received net proceeds of approximately $3.8 million as a result of this placement. The 5% Debentures mature December 31, 2001. Interest on the 5% Debentures is payable in cash or, at the option of the Company, in Common Stock. Beginning January 1, 1999, the 5% Debentures are convertible into (i) Common Stock at a conversion price (the "Conversion Price") equal to the lower of (a) 110% of the average of the closing bid prices of the Common Stock on the Nasdaq Stock Market during the fourth quarter of 1998 (the "Cap Price") and (b) the average of the four lowest closing bid prices of the Common Stock during the 18 trading days prior to the date of conversion (the "Market Price") and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 4% of the number of shares issuable upon conversion at an exercise price equal to 125% of the Conversion Price. Up to 15% of the original principal amount of the 5% Debentures may be converted per month on a non-cumulative basis; provided, however, that if the Market Price is greater than or equal to 120% of the Cap Price on the last conversion date in any month, then up to 20% of the original principal amount may be converted in such month. If a Debenture holder submits a Debenture for conversion and the Market Price is less than or equal to $1.1156, the Company may redeem the Debenture in consideration of (i) an amount equal to the principal amount thereof plus a premium of 12% per year from the date of issuance and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 25% of the number of shares that would have been issuable upon conversion of the Debenture at an exercise price equal to 135% of the Conversion Price at the time of redemption. In no event will the Company issue more than an aggregate of 3,852,500 shares of Common Stock (the "Share Limit") upon conversion of all of the 5% Debentures, upon exercise of all warrants issued upon conversion or redemption, and as payment of interest on the 5% Debentures. If conversion of any 5% Debentures or exercise of any warrants would require the issuance of shares in excess of the Share Limit, the Company will, as the case may be, redeem such debentures at a price equal to 120% of the principal amount thereof or pay in cash the difference between the market price and exercise price of the number of shares that would have been issuable upon exercise of such warrants but for the Share Limit.

NOTE C - CONVERSION OF NOTES PAYABLE TO STOCKHOLDERS INTO COMMON STOCK

In 1995, executive officers of the Company, Warren Levy, Ronald Levy and Jay Levy, and another member of the Levy family loaned to the Company an aggregate of $1,905,000. A total of $440,000 of these loans was repaid in 1996. In May 1997, an aggregate of $200,000 in principal amount of these loans was converted into 57,200 shares of the common stock of the Company at a conversion price of $3.4965 per share. On August 6, 1998, an aggregate of $225,000 in principal amount of these loans was converted into 163,635 shares of common stock at a conversion price of $1.375 per share. The closing price of the common stock on August 5, 1998, as reported by the Nasdaq Stock Market, was $1.31 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue for the first half of 1998 consisted primarily of a $2 million milestone payment from Warner-Lambert Company, under a July 1997 licensing agreement, as the result of the achievement of a benchmark in the development of an oral calcitonin product for treating osteoporosis. Revenue for the first half of 1997 represents hormone and enzyme sales.

Research and development, the Company's largest expense, increased 2% from $2,211,000 to $2,256,000 and less than 1% from $4,404,000 to $4,407,000 for the three months and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The increases were primarily attributable to higher personnel and regulatory expenses, partially offset by decreased expenditures for production and laboratory supplies.

In February 1997, the Company issued an aggregate of 490,000 shares of its Common Stock to the holders of the Company's 9.5% Senior Secured Convertible Debentures (the "Debentures") in consideration for the cancellation of an obligation of the Company to pay to the holders a fee equal to 2% of the sum of the market value as of December 31, 1998 of all of the Company's outstanding shares of Common Stock plus the principal amount of all outstanding debt of the Company, less its cash on deposit, up to a maximum fee of $3,000,000. The expense associated with this transaction was valued at $1,669,063, based on a closing price of the Common Stock of $3.40625 on February 7, 1997.

General and administrative expenses increased 28% from $445,000 to $568,000 and 6% from $995,000 to $1,058,000 for the three months and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The increases were primarily due to higher public relations and travel expenses, partially offset by reduced legal fees.

Interest and other income decreased $25,000 and $43,000 for the three months and six months ended June 30, 1998, respectively, as compared to the same periods in 1997, due to reduced funds available for investment in 1998.

Interest expense decreased $1,000 and $23,000 for the three months and six months ended June 30, 1998, respectively, as compared to the same periods in 1997, due to a reduction in outstanding debt from the prior year as a result of conversions in 1997 of the Company's convertible debentures into Common Stock.

As a result of increased operating expenses, net loss increased $194,000 or 7% for the three months ended June 30, 1998, as compared to the corresponding period in 1997.

As a result of increased revenue, as well as decreased operating expenses, net loss decreased $3,593,000 or 51% for the six months ended June 30, 1998, as compared to the corresponding period in 1997.

As of December 31, 1997, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $53,400,000, expiring from 1998 through 2012, which are available to reduce future earnings that would otherwise be subject to federal income taxes. For the six months ending June 30, 1998, the Company accumulated additional losses of approximately $3,500,000. In addition, the Company has investment tax credits and research and development credits in the amounts of $50,000 and $1,984,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1998 through 2012.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of January 1, 1998, under FASB 109, the Company had deferred tax assets of approximately $23,400,000, subject to a valuation allowance of $23,400,000. The deferred tax assets were generated primarily as a result of the Company's net operating losses and available tax credits. For the six-month period ended June 30, 1998, the Company's deferred tax assets and valuation allowances each increased by approximately $1,400,000.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has constructed a cGMP peptide production facility in Boonton, New Jersey in a shell building that is being leased under a ten-year net lease which began in February 1994. The Company has two ten-year renewal options as well as an option to purchase the facility. The total cost of leasehold improvements and process equipment for this facility, including current validation costs, have totaled approximately $12 million. The improvements and equipment were primarily financed from the remainder of the $17 million of proceeds received as a result of the exercise by the warrant holders of the Company's Class A Warrants in 1991 and the proceeds of $2.2 million from the sale of stock in 1994. There are currently no material commitments outstanding for capital expenditures relating to either the Boonton facility or the Company's facility in Fairfield, New Jersey.

The Company, at June 30, 1998, had cash and cash equivalents of $3,547,000, an increase of $1,421,000 from December 31, 1997.

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

In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral calcitonin technology. Upon execution of the agreement, the Company received $6 million in payments from Warner-Lambert, consisting of a $3 million licensing fee and a $3 million equity investment by Warner-Lambert (695,066 shares of Common Stock were purchased at a price of approximately $4.32 per share). In addition, the Company is eligible to receive up to an additional

$48.5 million in milestone payments during the course of the development program if specified milestones are achieved. The first of these milestones was achieved in February 1998, resulting in a payment to the Company of $2 million. Another $13.5 million would be received prior to the commencement of Phase I clinical studies in the U.S. Early-stage milestones primarily relate to the product's performance characteristics, while the latter-stage milestones are primarily related to regulatory filings and approvals. If the product is successfully commercialized, the Company also would receive revenue from royalties on product sales by Warner-Lambert and its affiliates and from the sale of raw material to Warner-Lambert. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of calcitonin on a worldwide basis. Management is actively seeking other licensing and/or supply agreements with pharmaceutical companies for injectable and nasal forms of calcitonin. However, there is no assurance that any additional revenue-generating agreements will be signed.

In June 1998, the Company completed a private placement of $4 million of 5% Convertible Debentures. The Company received net proceeds of approximately $3.8 million as a result of this placement. These debentures mature December 31, 2001. Interest on the 5% Debentures is payable in cash or, at the option of the Company, in Common Stock. Beginning January 1, 1999, the 5% Debentures are convertible into (i) Common Stock at a conversion price (the "Conversion Price") equal to the lower of (a) 110% of the average of the closing bid prices of the Common Stock on the Nasdaq Stock Market during the fourth quarter of 1998 (the "Cap Price") and (b) the average of the four lowest closing bid prices of the Common Stock during the 18 trading days prior to the date of conversion (the "Market Price") and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 4% of the number of shares issuable upon conversion at an exercise price equal to 125% of the Conversion Price. Up to 15% of the original principal amount of the 5% Debentures may be converted per month on a non-cumulative basis; provided, however, that if the Market Price is greater than or equal to 120% of the Cap Price on the last conversion date in any month, then up to 20% of the original principal amount may be converted in such month. If a Debenture holder submits a Debenture for conversion and the Market Price is less than or equal to $1.1156, the Company may redeem the Debenture in consideration of (i) an amount equal to the principal amount thereof plus a premium of 12% per year from the date of issuance and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 25% of the number of shares that would have been issuable upon conversion of the Debenture at an exercise price equal to 135% of the Conversion Price at the time of redemption. In no event will the Company issue more than an aggregate of 3,852,500 shares of Common Stock (the "Share Limit") upon conversion of all of the 5% Debentures, upon exercise of all warrants issued upon conversion or remption, and as payment of interest on the 5% Debentures. If conversion of any 5% Debentures or exercise of any warrants would require the issuance of shares in excess of the Share Limit, the Company will, as the case may be, redeem such debentures at a price equal to 120% of the principal amount thereof or pay in cash the difference between the market price and exercise price of the number of shares that would have been issuable upon exercise of such warrants but for the Share Limit.

The Company's operating cash requirements have increased to approximately $10 million per year with the opening of its peptide manufacturing facility. In addition, the Company has scheduled principal and interest obligations over the next several years on its outstanding 5% convertible debentures due December 2001, on its 9.5% convertible debentures due November 1998, on its 10% convertible debentures due March 1999 and on other indebtedness. However, because of the current below-market conversion prices of the 9.5% and 10% debentures, a substantial portion of such debentures has been, and the Company expects that a substantial portion of the remaining debentures of each series will be, converted into Common Stock, thereby decreasing the amount of cash required for principal and interest payments thereon. Interest payments on the 5% Debentures may, at the Company's discretion, be made in cash or stock.

After receipt of net proceeds of $3.8 million from the aforementioned 5% Debenture financing in June 1998, management believes that the Company currently has sufficient financial resources to sustain its operations at the current level into the fourth quarter of 1998. While the Company expects to achieve additional milestones under the Warner-Lambert agreement, which will result in further payments, the timing of such payments is uncertain and the Company may have to rely on outside sources for financing to sustain the Company's operations over the near term. However, there is no assurance as to the terms on which such additional funds would be available or that in such circumstances sufficient funds could be obtained.

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


PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         (a)       Not applicable.

         (b)       Not applicable.

         (c)       Recent Sales of Unregistered Securities.

         On June 29, 1998, the Company sold $4 million in aggregate principal amount of its 5% convertible debentures due December 31, 2001 (the "5%
Debentures") to The Tail Wind Fund, Ltd. The sale of the 5% Debentures was effected in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Interest on the 5% Debentures is payable in cash or, at the option of the Company, in Common Stock. Beginning January 1, 1999, the 5% Debentures are convertible into (i) Common Stock at a conversion price (the "Conversion Price") equal to the lower of (a) 110% of the average of the closing bid prices of the Common Stock on the Nasdaq Stock Market during the fourth quarter of 1998 (the "Cap Price") and (b) the average of the four lowest closing bid prices of the Common Stock during the 18 trading days prior to the date of conversion (the "Market Price") and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 4% of the number of shares issuable upon conversion at an exercise price equal to 125% of the Conversion Price. Up to 15% of the original principal amount of the 5% Debentures may be converted per month on a non-cumulative basis; provided, however, that if the Market Price is greater than or equal to 120% of the Cap Price on the last conversion date in any month, then up to 20% of the original principal amount may be converted in such month. If a Debenture holder submits a Debenture for conversion and the Market Price is less than or equal to $1.1156, the Company may redeem the Debenture in consideration of (i) an amount equal to the principal amount thereof plus a premium of 12% per year from the date of issuance and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 25% of the number of shares that would have been issuable upon conversion of the Debenture at an exercise price equal to 135% of the Conversion Price at the time of redemption. In no event will the Company issue more than an aggregate of 3,852,500 shares of Common Stock (the "Share Limit") upon conversion of all of the 5% Debentures, upon exercise of all warrants issued upon conversion or redemption, and as payment of interest on the 5% Debentures. If conversion of any 5% Debentures or exercise of any warrants would require the issuance of shares in excess of the Share Limit, the Company will, as the case may be, redeem such debentures at a price equal to 120% of the principal amount thereof or pay in cash the difference between the market price and exercise price of the number of shares that would have been issuable upon exercise of such warrants but for the Share Limit.

         (d)      Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security-Holders

                  (a) The matters described under item 4(c) below were submitted to a vote of security holders at the Annual Meeting of Stockholders held on June 30, 1998 (the "Annual Meeting") in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act.

                  (b)      Not applicable

                  (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (there were no broker non-votes):

                           (i)       Election of directors:

                  Nominee                    For                    Withheld
                  -------                    ---                    --------

                  Jay Levy                   30,205,557             528,849
                  Ronald S. Levy             30,210,207             524,199
                  Warren P. Levy             30,210,207             524,199
                  Robert G. Ruark            30,215,307             519,099
                  Robert F. Hendrickson      30,202,457             531,949
                  Allen Bloom                30,213,507             520,899

                           (ii) Proposal to ratify the  appointment of KPMG Peat
                  Marwick LLP as auditors of the Company for 1998:

                  For                        Against                  Abstain
                  ---                        -------                  -------
                  30,418,859                 234,200                   81,347

                  (d)       Not applicable.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)       Exhibits:

                            10.1  Purchase  Agreement,   dated  June  29,  1998,
                                  between  the  Company  and The Tail Wind Fund,
                                  Ltd.

                            10.2 Registration Rights Agreement, dated June 29, 1998, between the Company and The Tail Wind Fund, Ltd.

                  (b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              UNIGENE LABORATORIES, INC.
                                              -----------------------
                                                      (Registrant)


                                              /s/ Warren P. Levy
August 14, 1998                               -----------------------
                                              Warren P. Levy, President
                                              (Chief Executive Officer)


                                              /s/ Jay Levy
August 14, 1998                               -----------------------
                                              Jay Levy, Treasurer
                                              (Chief Financial Officer and
                                               Chief Accounting Officer)