Form 10-Q
period 1998-09-30
UNIGENE LABORATORIES INC
filed 1998-11-13
CIK 352747

FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998


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

Common Stock, $.01 Par Value - 38,928,698 shares as of November 1, 1998

                                      INDEX


                           UNIGENE LABORATORIES, INC.




PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed balance sheets- September 30, 1998 and December 31, 1997

         Condensed statements of operations-  Three months and nine months ended
               September 30, 1998 and 1997

         Condensed statements of cash flows- Nine months ended September 30, 1998 and 1997

         Notes to condensed financial statements- September 30, 1998

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds


Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                                    UNIGENE LABORATORIES, INC.
                                     CONDENSED BALANCE SHEETS

                                                                     Sept. 30           Dec. 31
                                                                        1998              1997
                                                                   -------------     ------------
                                                                    (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ................................     $  3,343,554      $  2,126,327
    Prepaid expenses and other current assets ................          650,644           834,245
                                                                   ------------      ------------
         Total current assets ................................        3,994,198         2,960,572

Property, plant and equipment-net
    of accumulated depreciation and amortization .............        8,427,456         9,298,445
Patents and other assets .....................................        1,733,655         1,432,883
                                                                   ------------      ------------
                                                                   $ 14,155,309      $ 13,691,900
                                                                   ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .........................................     $  1,386,293      $  1,041,529
    Accrued expenses .........................................          912,455           999,212
    Notes payable - stockholders .............................          385,000           610,000
                                                                   ------------      ------------
  Total current liabilities ..................................        2,683,748         2,650,741

Note payable - stockholders ..................................          655,000           655,000
5% convertible debentures (Note B) ...........................        4,000,000              --
9.5% convertible debentures ..................................          502,694           502,694
10% convertible debentures ...................................             --             450,000

Stockholders' equity:
    Common stock-par value $.01 per share;
       authorized 60,000,000 shares, issued
       38,935,988 shares in 1998 and 38,517,722 shares in 1997          389,360           385,177
    Additional paid-in capital ...............................       63,972,600        63,499,439
    Accumulated deficit ......................................      (58,047,062)      (54,450,120)
    Less: Treasury stock, at cost, 7,290 shares ..............           (1,031)           (1,031)
                                                                   ------------      ------------
         Total stockholders' equity ..........................        6,313,867         9,433,465
                                                                   ------------      ------------
                                                                   $ 14,155,309      $ 13,691,900
                                                                   ============      ============

See notes to condensed financial statements.

                                          UNIGENE LABORATORIES, INC.
                                      CONDENSED STATEMENTS OF OPERATIONS
                                                  (Unaudited)



                                                 Three Months Ended                 Nine Months Ended
                                                    September 30                       September 30
                                          ------------------------------      ------------------------------
                                               1998              1997              1998              1997
                                          ------------      ------------      ------------      ------------
Licensing and other revenue .........     $  3,008,795      $  3,000,346      $  5,020,652      $  3,001,830
                                          ------------      ------------      ------------      ------------
Operating expenses:

    Research and development ........        2,384,413         2,585,444         6,791,085         6,988,975
    Settlement of contractual right .             --                --                --           1,669,063
    General and administrative ......          494,585           519,940         1,552,113         1,514,537
                                          ------------      ------------      ------------      ------------

                                             2,878,998         3,105,384         8,343,198        10,172,575
                                          ------------      ------------      ------------      ------------

Operating income (loss) .............          129,797          (105,038)       (3,322,546)       (7,170,745)
                                          ------------      ------------      ------------      ------------

Other income (expense):
   Interest/other income ............           37,290            67,394            81,384           154,801
   Interest expense .................         (103,692)          (59,643)         (211,970)         (190,943)
                                          ------------      ------------      ------------      ------------

                                               (66,402)            7,751          (130,586)          (36,142)
                                          ------------      ------------      ------------      ------------

Income (loss) before
   extraordinary item ...............           63,395           (97,287)       (3,453,132)       (7,206,887)

Extraordinary item-loss
   on extinguishment of debt (Note D)         (143,810)             --            (143,810)             --
                                          ------------      ------------      ------------      ------------

Net loss ............................     $    (80,415)     $    (97,287)     $ (3,596,942)     $ (7,206,887)
                                          ============      ============      ============      ============

                                          UNIGENE LABORATORIES, INC.
                                      CONDENSED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                                                  (continued)



                                                 Three Months Ended                 Nine Months Ended
                                                    September 30                       September 30
                                          ------------------------------      ------------------------------
                                               1998              1997              1998              1997
                                          ------------      ------------      ------------      ------------
Earnings per share:
    Basic:
     Income (loss) before
       extraordinary item ...........     $       --        $       --        $       (.09)     $       (.19)
     Extraordinary item .............             --                --                --                --
                                          ------------      ------------      ------------      ------------
     Net loss .......................     $       --        $       --        $       (.09)     $       (.19)
                                          ============      ============      ============      ============
    Diluted:
     Income (loss) before
       extraordinary item ...........     $       --        $       --        $       (.09)     $       (.19)
     Extraordinary item .............             --                --                --                --
                                          ------------      ------------      ------------      ------------
     Net loss .......................     $       --        $       --        $       (.09)     $       (.19)
                                          ============      ============      ============      ============
Weighted average number of shares
 outstanding ........................       38,647,682        37,934,674        38,562,591        37,041,158
                                          ============      ============      ============      ============

See notes to condensed financial statements.

                                          UNIGENE LABORATORIES, INC.
                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)



                                                                                      Nine Months Ended
                                                                                         September 30
                                                                              -------------------------------
                                                                                  1998                1997
                                                                              -----------         -----------
Net cash used for operating activities ...............................        $(2,085,805)        $(4,246,738)
                                                                              -----------         -----------
Investing activities:

    Purchase of equipment and furniture ..............................           (261,927)           (343,143)
    Increase in patents and other assets .............................           (122,474)            (92,224)
    Construction of leasehold improvements ...........................             (5,284)            (18,298)
                                                                              -----------         -----------
                                                                                 (389,685)           (453,665)
                                                                              -----------         -----------
Financing activities:

    Issuance of debt, net of related expenses ........................          3,751,919                --
    Sales of stock, net of related expenses ..........................               --             2,936,895
    Exercise of stock options and warrants ...........................             47,969           1,471,260
    Redemption of convertible debentures .............................           (107,171)               --
                                                                              -----------         -----------
                                                                                3,692,717           4,408,155
                                                                              -----------         -----------

Net increase (decrease) in cash and cash equivalents .................          1,217,227            (292,248)

Cash and cash equivalents at beginning of year .......................          2,126,327           4,491,386
                                                                              -----------         -----------
Cash and cash equivalents at end of period ...........................        $ 3,343,554         $ 4,199,138
                                                                              ===========         ===========
Supplemental cash flow information:

Conversion of convertible debentures and
   accrued interest, net of related offering expenses
   into common stock .................................................        $   204,375         $ 1,181,136

Conversion of notes payable - stockholders into common stock .........        $   225,000         $   200,000

Interest paid ........................................................        $    43,455         $    48,415


See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - DEBT FINANCING

In June 1998, the Company completed a private placement of $4 million of 5% Convertible Debentures (the "5% Debentures"). The Company received net proceeds of approximately $3.75 million as a result of this placement. The 5% Debentures mature December 31, 2001. Interest on the 5% Debentures is payable in cash or, at the option of the Company, in Common Stock. Beginning January 1, 1999, the 5% Debentures are convertible into (i) Common Stock at a conversion price (the "Conversion Price") equal to the lower of (a) 110% of the average of the closing bid prices of the Common Stock on the Nasdaq Stock Market during the fourth quarter of 1998 (the "Cap Price") and (b) the average of the four lowest closing bid prices of the Common Stock during the 18 trading days prior to the date of conversion (the "Market Price") and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 4% of the number of shares issuable upon conversion at an exercise price equal to 125% of the Conversion Price. Up to 15% of the original principal amount of the 5% Debentures may be converted per month on a non-cumulative basis; provided, however, that if the Market Price is greater than or equal to 120% of the Cap Price on the last conversion date in any month, then up to 20% of the original principal amount may be converted in such month. If a Debenture holder submits a Debenture for conversion and the Market Price is less than or equal to $1.1156, the Company may redeem the Debenture in consideration of (i) an amount equal to the principal amount thereof plus a premium of 12% per year from the date of issuance and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 25% of the number of shares that would have been issuable upon conversion of the Debenture at an exercise price equal to 135% of the Conversion Price at the time of redemption. In no event will the Company issue more than an aggregate of 3,852,500 shares of Common Stock (the "Share Limit") upon conversion of all of the 5% Debentures, upon exercise of all warrants issued upon conversion or redemption, and as payment of interest on the 5% Debentures. If conversion of any 5% Debentures or exercise of any warrants would require the issuance of shares in excess of the Share Limit, the Company will, as the case may be, redeem such debentures at a price equal to 120% of the principal amount thereof or pay in cash the difference between the market price and exercise price of the number of shares that would have been issuable upon exercise of such warrants but for the Share Limit.

NOTE C - CONVERSION OF NOTES PAYABLE TO STOCKHOLDERS INTO COMMON STOCK

In 1995, executive officers of the Company, Warren Levy, Ronald Levy and Jay Levy, and another member of the Levy family loaned to the Company an aggregate of $1,905,000. A total of $440,000 of these loans was repaid in 1996. On May 2, 1997, an aggregate of $200,000 in principal amount of these loans was converted into 57,200 shares of Common Stock at a conversion price of $3.4965 per share. The closing price of the Common Stock on May 1, 1997, as reported by the Nasdaq Stock Market, was $3.21875 per share. On August 6, 1998, an aggregate of $225,000 in principal amount of these loans was converted into 163,635 shares of Common Stock at a conversion price of $1.375 per share. The closing price of the Common Stock on August 5, 1998, as reported by the Nasdaq Stock Market, was $1.31 per share.

NOTE D - CONVERTIBLE DEBENTURES

During September 1998, $178,515 of principal amount of the Company's 10% Convertible Debentures due March 4, 1999, plus $44,060 of accrued interest, was converted into 214,131 shares of Common Stock. Due to restrictions on the total number of shares which could be issued upon conversion of the Debentures, the Company redeemed an additional $271,485 of principal, and in connection therewith paid to the holder $68,899 of accrued interest and $143,810 in redemption premiums, for an aggregate payment of $484,194. The premium of $143,810 was recorded as an extraordinary loss in September 1998.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue for the three months and nine months ended September 30, 1998 consisted primarily of milestone payments of $3 million and $5 million, respectively, from Warner-Lambert Company, under a July 1997 licensing agreement, as the result of the achievement of various benchmarks in the development of an oral calcitonin product for treating osteoporosis. Revenue for the three months and nine months ended September 30, 1997 consisted primarily of a $3 million license fee from Warner-Lambert, under the aforementioned agreement.

Research and development, the Company's largest expense, decreased 8% from $2,585,000 to $2,384,000 and 3% from $6,989,000 to $6,791,000 for the three months and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The decreases were primarily attributable to decreased expenditures for production supplies, laboratory supplies and regulatory expenses, partially offset by increased personnel expenditures.

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

General and administrative expenses decreased 5% from $520,000 to $495,000 and increased 2% from $1,515,000 to $1,552,000 for the three months and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The three month decrease was primarily due to reduced legal fees, partially offset by higher public relations expenses. The nine month increase was primarily due to higher public relations and travel expenses, partially offset by reduced legal fees.

Interest and other income decreased $30,000 and $73,000 for the three months and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997, due to reduced funds available for investment in 1998.

Interest expense increased $44,000 and $21,000 for the three months and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increases were due to the $4 million private placement in June 1998, partially offset by a reduction in other outstanding debt from the prior year as a result of partial conversions in 1997 and 1998 of the Company's convertible debentures and notes payable to stockholders into Common Stock.

Extraordinary item, loss on extinguishment of debt, was $144,000 for both the three month and nine month periods ended September 30, 1998. The loss was due to redemption at a premium of a portion of the Company's 10% Convertible Debentures in September 1998. See Note D to Condensed Financial Statements.

As a result of decreased operating expenses, offset by a loss on extinguishment of debt, net loss decreased $17,000 or 17% for the three months ended September 30, 1998, as compared to the corresponding period in 1997. As a result of increased revenue, as well as decreased operating expenses, net loss decreased $3,610,000 or 50% for the nine months ended September 30, 1998, as compared to the corresponding period in 1997.

As of December 31, 1997, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $53,300,000, expiring from 1998 through 2012, which are available to reduce future earnings that would otherwise be subject to federal income taxes. For the nine months ending September 30, 1998, the Company accumulated additional losses of approximately $3,600,000. In addition, the Company has investment tax credits and research and development credits in the amounts of $50,000 and $2,014,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1998 through 2012.

The Company follows  Statement of Financial  Accounting  Standards No. 109 (FASB
109), "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under FASB 109 have been fully reserved. As of January 1, 1998, under FASB 109, the Company had deferred tax assets of approximately $23,400,000, subject to a valuation allowance of $23,400,000. The deferred tax assets were generated primarily as a result of the Company's net operating losses and available tax credits. For the nine-month period ended September 30, 1998, the Company's deferred tax assets and valuation allowances each increased by approximately $1,470,000.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has constructed a cGMP peptide production facility in Boonton, New Jersey in a shell building that is being leased under a ten-year net lease which began in February 1994. The Company has two ten-year renewal options as well as an option to purchase the facility. The total cost of leasehold improvements and process equipment for this facility, including current validation costs, have totaled approximately $12 million. The improvements and equipment were primarily financed from the remainder of the $17 million of proceeds received as a result of the exercise by the warrant holders of the Company's Class A Warrants in 1991 and the proceeds of $2.2 million from the sale of stock in 1994. There are currently no material commitments outstanding for capital expenditures relating to either the Boonton facility or the Company's research and administrative facility in Fairfield, New Jersey.

The Company, at September 30, 1998, had cash and cash equivalents of $3,344,000, an increase of $1,217,000 from December 31, 1997.

The Company's ability to generate cash from operations will depend primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, receiving regulatory approval for its licensed products, and the commercial sale of these products.

In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral calcitonin technology. Upon execution of the agreement, the Company received $6 million in payments from Warner-Lambert, consisting of a $3 million licensing fee and a $3 million equity investment by Warner-Lambert (695,066 shares of Common Stock were purchased at a price of approximately $4.32 per share). Under the terms of the license agreement, the Company is eligible to receive up to an additional $48.5 million in milestone payments during the course of the development program if specified milestones are achieved. The first of these milestones was achieved in February 1998, resulting in a payment to the Company of $2 million and other milestones were achieved in August and September 1998 resulting in a payment of $3 million in September 1998. An additional $10.5 million would be received if certain other milestones are achieved prior to the commencement of Phase I clinical studies in the U.S. Early-stage milestones primarily relate to the product's performance characteristics, while the latter-stage milestones are primarily related to regulatory activities and approvals. If the product is successfully commercialized, the Company also would receive revenue from royalties on product sales by Warner-Lambert and its affiliates and from the sale of raw material to Warner-Lambert. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of calcitonin on a worldwide basis. The Company is actively seeking other licensing and/or supply agreements with pharmaceutical companies for injectable and nasal forms of calcitonin. However, there is no assurance that any additional revenue-generating agreements will be signed.

In June 1998, the Company completed a private placement of $4 million of 5% Convertible Debentures. The Company received net proceeds of approximately $3.75 million as a result of this placement. These debentures mature December 31, 2001. Interest on the 5% Debentures is payable in cash or, at the option of the Company, in Common Stock. Beginning January 1, 1999, the 5% Debentures are convertible into (i) Common Stock at a conversion price (the "Conversion Price") equal to the lower of (a) 110% of the average of the closing bid prices of the Common Stock on the Nasdaq Stock Market during the fourth quarter of 1998 (the "Cap Price") and (b) the average of the four lowest closing bid prices of the Common Stock during the 18 trading days prior to the date of conversion (the "Market Price") and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 4% of the number of shares issuable upon conversion at an exercise price equal to 125% of the Conversion Price. Up to 15% of the original principal amount of the 5% Debentures may be converted per month on a non-cumulative basis; provided, however, that if the Market Price is greater than or equal to 120% of the Cap Price on the last conversion date in any month, then up to 20% of the original principal amount may be converted in such month. If a Debenture holder submits a Debenture for conversion and the Market Price is less than or equal to $1.1156, the Company may redeem the Debenture in consideration of (i) an amount equal to the principal amount thereof plus a premium of 12% per year from the date of issuance and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 25% of the number of shares that would have been issuable upon conversion of the Debenture at an exercise price equal to 135% of the Conversion Price at the time of redemption. In no event will the Company issue more than an aggregate of 3,852,500 shares of Common Stock (the "Share Limit") upon conversion of all of the 5% Debentures, upon exercise of all warrants issued upon conversion or redemption, and as payment of interest on the 5% Debentures. If conversion of any 5% Debentures or exercise of any warrants would require the issuance of shares in excess of the Share Limit, the Company will, as the case may be, redeem such debentures at a price equal to 120% of the principal amount thereof or pay in cash the difference between the market price and exercise price of the number of shares that would have been issuable upon exercise of such warrants but for the Share Limit.

The Company's operating cash requirements are approximately $10 million per year. In addition, the Company has scheduled principal and interest obligations over the next several years on its outstanding 5% convertible debentures due December 2001, on its 9.5% convertible debentures due November 1998, and on other indebtedness. However, because of the current below-market conversion prices of the 9.5% debentures, $2,797,300 in principal amount of such debentures has been, and the Company expects that a substantial portion of the remaining $502,700 in principal amount of debentures will be, converted into Common Stock, thereby decreasing the amount of cash required for principal and interest payments thereon. Interest payments on the 5% Debentures may, at the Company's discretion, be made in cash or stock.

After receipt of net proceeds of $3.75 million from the aforementioned 5% Debenture financing in June 1998, as well as the $3 million in milestone payments received from Warner-Lambert in September 1998, management believes that the Company currently has sufficient financial resources to sustain its operations at the current level into the first quarter of 1999. While the Company expects to achieve additional milestones under the Warner-Lambert agreement, which will result in further payments, the timing of such payments is uncertain and the Company may have to rely on outside sources for financing to sustain the Company's operations after that time. However, there is no assurance as to the terms on which such additional funds would be available or that in such circumstances sufficient funds could be obtained.

Satisfying the Company's long-term liquidity requirements will require the successful commercialization of the product licensed to Warner-Lambert or one of its other calcitonin products. In addition, the commercialization of an oral calcitonin product will require the Company to incur additional capital expenditures, including expenditures to expand or upgrade the Company's manufacturing operations to satisfy its supply obligations under the Warner-Lambert license agreement. However, neither the cost or timing of such capital expenditures are determinable at this time.

YEAR 2000

The Company has established a Year 2000 taskforce that will review all of the Company's internal computer systems for Year 2000 compliance, including workstations, its accounting system, and control systems for equipment in the Company's manufacturing and laboratory facilities. The Company expects that the taskforce will commence its compliance review in November 1998 and that the review will be completed during the first quarter of 1999. After the review is completed, the taskforce will determine how to address any remediation necessary. The Company intends to repair or replace any noncompliant systems in a timely manner so that the business of the Company will not be interrupted.

Because most of the principal hardware and software used by the Company (including its accounting system and most of the equipment control systems) were acquired by the Company within the last several years, the Company expects that most of its systems will be Year 2000 compliant. However, until the taskforce completes its review, the Company will not be able to assess the level of compliance or make an accurate estimate of the costs of any remediation.

The Company has no material relationships with third party suppliers and its obligations to its sole material customer, Warner-Lambert, would not be significantly affected by Year 2000 noncompliance on the part of Warner-Lambert. However, the loss of the electricity supply to the Company's laboratory, production and administrative facilities would cause a shut down of those facilities which, depending on the duration of the shut down, may have a material adverse impact on the Company's business. In addition, the loss of telecommunications services and banking services would, as is the case with all businesses, adversely affect the Company.

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

ITEM 2.  Changes in Securities and Use of Proceeds

         (a)       Not applicable.

         (b)       Not applicable.

         (c)       Recent Sales of Unregistered Securities.


On August 6, 1998, the Company issued 163,635 shares of Common Stock upon the conversion of $225,000 in principal amount of loans made by officers of the Company. All of such shares were issued by the Company without registration in reliance on an exemption under Section 4 (2) of the Securities Act.

In the third quarter of 1998, the Company issued 214,131 shares of Common Stock upon the conversion of $222,575 in principal amount of and accrued interest on the Company's 10% Convertible Debentures due March 4, 1999. All of such shares were issued by the Company without registration in reliance on an exemption under Section 3(a) (9) of the Securities Act.


         (d)      Not applicable.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)       Exhibits: None

                  (b)      Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                UNIGENE LABORATORIES, INC.
                                                -----------------------
                                                      (Registrant)


                                                /s/ Warren P. Levy
November 13, 1998                               -----------------------
                                                Warren P. Levy, President
                                                (Chief Executive Officer)


                                                /s/ Jay Levy
November 13, 1998                               -----------------------
                                                Jay Levy, Treasurer
                                                (Chief Financial Officer and
                                                 Chief Accounting Officer)