Form 10-K
period 1998-12-31
UNIGENE LABORATORIES INC
filed 1999-03-31
CIK 352747

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the Fiscal Year Ended December 31, 1998 Commission file number 0-16005

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]   No   [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Aggregate market value as of March 2, 1999: $37,529,448.


APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date. Common Stock, $.01 Par Value--39,621,018 shares as of March 2, 1999.


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

NONE.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in the items captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Art of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of the Company, or industry results, to be materially different from any future results, performance or activities expressed or implied by such forward-looking statements. Such factors include: general economic and business conditions, the financial condition of the Company, competition, the Company's dependence on other companies to commercialize, manufacture and sell products using the Company's technologies, the uncertainty of results of preclinical and clinical testing, the risk of product liability and liability for human clinical trials, the Company's dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals of the Company's products and other factors discussed in this Form 10-K.

Item 1.           Business.

Background

Unigene Laboratories, Inc. ("Unigene" or "Company"), was incorporated under the laws of the State of Delaware in 1980. The Company is a biopharmaceutical company that is focusing on the development of Calcitonin products for the treatment of osteoporosis and other indications. The Company is currently producing pharmaceutical grade Calcitonin in accordance with current Good Manufacturing Practice ("cGMP") guidelines, developing production technology improvements, and testing novel Calcitonin formulations. In January 1999, the Company received its first product approval for its injectable Calcitonin product (having the tradename FORCALTONIN(TM)) for the treatment of Paget's disease and hypercalcemia. This approval covers the 15 member states of the European Union. The Company has several licensing and distribution agreements in place, and is seeking additional agreements to market and distribute this product in selected territories.

One of the principal scientific accomplishments of the Company was its success in combining its proprietary amidation process with bacterial recombinant DNA technology to develop a peptide hormone production process. The Company believes that its proprietary amidation process will be a key step in the more efficient and economical commercial production of certain peptide hormones with diverse therapeutic applications. Many of these hormones cannot be produced at a reasonable cost in sufficient quantities for clinical testing or commercial use by currently available production processes. Using its proprietary process, the Company has produced laboratory-scale quantities of seven such peptide hormones: human Calcitonin, salmon Calcitonin, human Growth Hormone Releasing Factor, human Calcitonin Gene-Related Peptide, human Corticotropin Releasing Factor, human Amylin and a human Magainin. During 1991, a study commissioned by the Company was prepared by a professor of chemical engineering at the Massachusetts Institute of Technology. The study evaluated the economics for producing Calcitonin and indicated that the Company's process for producing Calcitonin should significantly reduce the cost and time required for commercial production of multi-kilogram quantities as compared to current methods of production.

The Company also has developed a proprietary oral delivery technology which has successfully delivered Calcitonin into the blood stream of human subjects. It is the subject of international patent applications and a U.S. counterpart of one such application received a Notice of Allowance in 1998. The formulation has been shown in repeated clinical studies to regularly deliver measurable quantities of the hormone into the bloodstream. The Company believes that such a formulation may expedite the regulatory approval process for an oral Calcitonin product because it should be easier to establish its performance efficacy as compared to a formulation that does not produce measurable Calcitonin blood levels. The Company believes that the components of the proprietary oral formulation can enable the delivery of other peptides in addition to Calcitonin and it has initiated studies to investigate such possibilities.

Business Strategy

The Company's business strategy is to develop proprietary products and processes with applications in human health care in order to generate revenues from license fees, royalties on third party sales and/or direct sales of bulk or finished products. Generally, the Company seeks sponsors and licensees to provide research funding and assume responsibility for obtaining appropriate regulatory approvals, clinical testing, and marketing of products derived from the Company's research activities, and in this regard the Company is dependent on large pharmaceutical companies, having much greater resources than the Company. However, in certain cases, the Company may retain responsibility for clinical testing and for obtaining the required regulatory approvals. To date, the Company has focused its efforts primarily on the manufacture of, and the development of novel delivery systems for, salmon Calcitonin.

Warner-Lambert License Agreement

In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral Calcitonin technology. Upon execution of the agreement, the Company received $6 million in payments from Warner-Lambert, consisting of a $3 million licensing fee and a $3 million equity investment by Warner-Lambert (695,066 shares of the Company's Common Stock were purchased at a price of approximately $4.32 per share). Under the terms of the license agreement, the Company is eligible to receive up to $48.5 million in additional milestone payments during the course of the development program if specified milestones are achieved. Several milestones were achieved during 1998, resulting in payments to the Company totaling $5 million. The Company also received a $2.5 milestone payment in February 1999. An additional $8 million would be received if other milestones are achieved prior to the commencement of Phase I clinical studies in the U.S., scheduled for later this year. If the product is successfully commercialized, the Company also would receive revenue from the sale of raw material to Warner-Lambert and royalties on product sales by Warner-Lambert and its affiliates.

The Company has retained the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis and has licensed distributors in the U.K. and Ireland and in Israel. The Company is actively seeking other licensing and/or supply agreements with pharmaceutical companies for injectable and nasal forms of Calcitonin. However, there is no assurance that any additional revenue-generating agreements will be signed.

Production Facility

The Company has been producing salmon Calcitonin since 1992. The Company has constructed a cGMP facility for the production of pharmaceutical-grade Calcitonin at leased premises located in Boonton, New Jersey. The facility began producing salmon Calcitonin under cGMP guidelines in 1996. The facility also produces Unigene's proprietary amidating enzyme for use in producing Calcitonin. The current production level of the facility is between 0.5-1.0 kilogram of bulk Calcitonin per year.

The design of the facility is intended to allow for substantial increases in Calcitonin production utilizing the existing equipment. In March 1997, the Company announced that an improvement to its proprietary production process had been developed that can boost the Company's annual production of Calcitonin by at least fourfold. However, if an oral Calcitonin product is successfully commercialized, the Company will be required to incur additional expenditures to expand or upgrade its manufacturing operations to satisfy its supply obligations under the Warner-Lambert license agreement. Although the facility will initially be exclusively devoted to Calcitonin production, it would be suitable for producing other peptide hormone products in the future.

The Company is following conventional procedures to secure the approval of the facility by regulatory agencies that will allow the Company to manufacture its Calcitonin for human use. Although the facility was inspected by European health authorities pursuant to the filing of its injectable Calcitonin dossier and found to be in compliance with cGMP guidelines, there can be no assurance that its operations will remain in compliance or that approval by other agencies will be obtained. In addition, there is no assurance that the facility production goals will be achieved, that there will be a market for the Company's products, or that such production will be profitable to the Company.

Government Regulation

The laboratory research, development and production activities of the Company and its sponsors, collaborators and licensees, and the processes and products which may be developed by them and the Company's production facility, are subject to significant regulation by numerous federal, state, local and foreign governmental authorities. The commercial sale of a pharmaceutical product in the United States requires the approval of the FDA and overseas by similar regulatory agencies. This requires various animal and human studies. The Company or its licensees then must prepare the required documentation and must apply to the appropriate regulatory agencies for approval of the product for human use.

The regulatory approval process for a pharmaceutical product requires substantial resources and may take a number of years. There can be no assurance that additional regulatory approvals will be obtained for the production facility or for any of the Company's products or that such approvals will be obtained in a timely manner. The inability to obtain, or delays in obtaining, such approvals would adversely affect the Company's ability to continue to fund its programs, produce marketable products, or receive revenue from milestone payments, product sales or royalties. Furthermore, the extent of any adverse governmental regulation that may arise from future legislative and administrative action cannot be predicted.

The Company's production facility may, from time to time, be audited by the FDA or other regulatory agencies to ensure that it is operating in compliance with cGMP guidelines. These guidelines require that production operations be conducted in strict compliance with, among other things, the Company's written protocols for reagent qualification, process execution, data recording, instrument calibration and quality monitoring. Such agencies are empowered to suspend production operations and/or product sales if, in their opinion, significant and/or repeated deviations from these protocols have occurred. Such a suspension could have a material adverse impact on the Company's future operations.

European Approval of FORCALTONIN(TM)

During 1996, the Company received authorization to proceed with pivotal clinical trials in the United States and the United Kingdom for its injectable form of Calcitonin (having the tradename FORCALTONIN(TM)). Both the U.S. and U.K.
authorities authorized an abbreviated clinical program consisting of bioequivalence and safety studies. These trials were completed in early 1997 and demonstrated that the injectable product was bioequivalent to an injectable salmon Calcitonin product currently on the market.

In August 1997, the Company's registration dossier for injectable FORCALTONIN was formally submitted to the European Union health authorities for approval under a procedure by which product approval can be obtained simultaneously in all 15-member nations of the European Union. This was the Company's first product registration filing. In September 1998, the European Committee for Proprietary Medicinal Products ("CPMP") adopted a unanimous Positive Opinion on the Company's injectable Calcitonin product, stating that it was approvable for the indications of Paget's disease and hypercalcemia associated with malignancy. In January 1999, the Company received approval from the CPMP to market its injectable Calcitonin product in all 15 member states of the European Union for these two indications. The Company expects to market this product in Europe in 1999 in the U.K., Ireland, and possibly other countries. The Company expects to shortly file a supplementary submission, called a Type II Variation, in order to expand the approved indications to include the treatment of osteoporosis. However, there can be no assurance that the Type II Variation will be approved.

The clinical trials conducted to support the European filing of the injectable Calcitonin product will also be used to support a New Drug Application ("NDA") for injectable Calcitonin with the U.S. Food & Drug Administration ("FDA"). The Company currently plans to file this application in 1999. The Company believes that its abbreviated clinical program will be sufficient to satisfy approval requirements in the United States and elsewhere. Accordingly, the Company believes that the review process for its injectable Calcitonin product in such countries may be shorter than that typically associated with a new drug submission because (i) the active ingredient is structually identical to and biologically indistinguishable from the active ingredient in products already approved by many regulatory agencies, (ii) the formulation is essentially similar to the formulations used in already approved products and (iii) the clinical trial program that was authorized was relatively brief and involved small numbers of subjects, so the amount of information that must be reviewed is far less than would have been compiled for the lengthier trials required for a typical new drug submission. In addition, the approved European dossier can be readily cited by regulatory authorities in many non-European nations, which could significantly reduce the registration requirements for injectable Calcitonin in such countries, thereby accelerating product launch. However, there can be no assurance that other necessary governmental approvals will be obtained, or that they will be obtained on an expedited basis.

Oral Calcitonin

Expanded consumer acceptance of Calcitonin pharmaceutical products will depend on the development of a consumer-accepted delivery system. A major pharmaceutical company received FDA approval in 1995 for the marketing of a nasal spray delivery system for Calcitonin, which has substantially enlarged the U.S. market for Calcitonin. The Company, in collaboration with Warner-Lambert, and other companies are conducting research on oral delivery systems for Calcitonin. There can be no assurance that the Company will develop a suitable oral delivery system or that governmental approval of such delivery system will be obtained. There also can be no assurance that others have not or will not develop oral or other delivery systems that have advantages over the Company's technologies.

In December 1995 and January 1996, the Company successfully tested a proprietary Calcitonin oral formulation in two separate pilot human studies in the United Kingdom. These studies indicated that the majority of those who received the oral Calcitonin showed levels of the hormone in blood samples taken during the trial which were greater than the minimum levels generally regarded as being required for maximum therapeutic benefit. The Company believes that these were the first studies to demonstrate that significant blood levels of Calcitonin could be observed in humans following oral administration of the hormone. In April 1996, the Company successfully conducted a third pilot human study in the United Kingdom which utilized lower Calcitonin dosages than in the prior two clinical trials. The results of this trial indicated that every test subject showed levels of the hormone in their blood samples that exceeded the minimum levels generally regarded as required for maximum therapeutic benefit. However, there can be no assurance that these results will be replicated in further studies.

The Company has filed patent applications for its oral formulation in the U.S. and in many foreign countries. In August 1998, the Company received a Notice of Allowance from the U.S. Patent & Trademark Office for its fundamental patent application covering the oral delivery of salmon Calcitonin for the treatment of osteoporosis. Under the terms of the agreement with Warner-Lambert Company, Warner-Lambert has assumed responsibility for conducting the clinical trials and for obtaining regulatory approval of the product from the FDA and other regulatory agencies. There can be no assurance that any of the pending patent applications will be approved, that Warner-Lambert will be successful in obtaining regulatory approval of an oral Calcitonin product or that Warner-Lambert and the Company will be successful in developing, producing or marketing an oral Calcitonin product.

Collaborative Research Programs

The Company is currently engaged in two collaborative research programs. One, with Rutgers University College of Pharmacy, continues to study oral drug delivery technology for Calcitonin while exploring modifications which may have applications for delivering other peptides. The second collaboration, performed in conjunction with Yale University, is investigating novel applications for certain amidated peptide hormones, including Calcitonin gene-related peptide ("CGRP"). In 1996, the Company reported that CGRP accelerated bone growth and prevented bone loss in an animal model system. However, there can be no assurance that CGRP will have the same effect in humans, or that the Company would be able to develop, manufacture or market such a product.

Risks of International Operations

The Company's potential major customers, partners and licensees include foreign companies or companies with significant international business. The business operations of such companies and their ability to pay license fees, royalties and other amounts due and otherwise perform their obligations under any agreements they may enter into with the Company may be subject to regulation or approval by foreign governments. There can be no assurance that required approvals will be received. The failure to receive required approvals, governmental regulation and other risks, including political and foreign currency risks, could affect the ability of the Company to earn or receive payments pursuant to such agreements and, in such event, may have a material adverse effect on the Company's future operations.

Competition

The Company's primary business activity to date has been biotechnology research and development. Biotechnology research is highly competitive, particularly in the field of human health care. The Company competes with specialized biotechnology companies, major pharmaceutical and chemical companies, universities and other non-profit research organizations, many of which can devote considerably greater financial resources to research activities than can the Company.

In 1999, the Company will manufacture cGMP Calcitonin for use in finished pharmaceutical products. In the development, manufacture and sale of amidated peptide hormone products, the Company and its licensees will be competing with contract laboratories and major pharmaceutical companies, many of which can devote considerably greater financial resources to these activities. Major competitors in the field of osteoporosis include Novartis, American Home Products, Merck and Eli Lilly. However, the Company believes that the unique safety and efficacy characteristics of Calcitonin combined with the Company's patented hormone manufacturing process, in conjunction with its proprietary oral delivery technology, will enable it to compete with products marketed by these companies.

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

Human Resources

On March 1, 1999, the Company had 72 full-time employees, of whom 24 were engaged in research, development and regulatory activities, 38 were engaged in production activities and 10 were engaged in general and administrative functions. Ten of the Company's employees hold Ph.D. degrees. The Company's employees have expertise in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; and quality control. None of the Company's employees is covered by a collective bargaining agreement.

Research and Development

The Company has established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral delivery technologies to the development of proprietary products and processes. Approximately 86% of the Company's employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. During the years ended December 31, 1998, 1997 and 1996, approximately $9,042,000, $9,416,000 and $8,298,000, respectively, were spent on these activities.

Patents and Proprietary Technology

The Company has filed applications for U.S. patents relating to proprietary amidation, bacterial expression and immunization processes and to oral formulations for Calcitonin and other peptide hormones invented in the course of its research. To date, the following three U.S. patents have issued:
Immunization By Immunogenic Implant, a process patent, and two patents related to the Alpha-Amidation Enzyme, both process and product patents. In addition, the Company has received a Notice of Allowance for its patent application covering the oral delivery of salmon Calcitonin. Other applications are pending. Filings relating to the amidation process have also been made in selected foreign countries and numerous such foreign patents have issued. There can be no assurance that any of the Company's pending applications will issue as patents or that the Company's issued patents will provide the Company with significant competitive advantages. Furthermore, there can be no assurance that competitors will not independently develop or obtain similar or superior technologies.

Although the Company believes its patents and patent applications are valid, the invalidation of its Alpha-Amidation Enzyme patent or the rejection of its fundamental patent application covering the oral delivery of Salmon Calcitonin, for which a notice of allowance has been received, could have a material adverse effect upon the Company's business. Although one patent application continues to be the subject of an interference proceeding, the Company does not believe that an adverse ruling would have a material adverse effect on the business of the Company or its prospects. Difficulties in detecting and proving infringement are generally greater with process patents than with product patents. In addition, the value of a process patent may be reduced if the products that can be produced using such process have been patented by others. Under such circumstances, the cooperation of these patent holders or their sublicensees would be needed for the commercialization by the Company of the aforementioned patented products in countries where these companies hold valid patents.

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

Product Liability

Product liability claims relating to the Company's technology or products may be asserted against the Company. There can be no assurance that the Company would have sufficient resources to defend against or satisfy any such claims. Although the Company has obtained product liability insurance coverage in the amount of $2 million, product liability or other judgments against the Company in excess of insurance limits could have a material adverse effect upon the Company's business and financial condition.

Executive Officers of the Registrant

                                                    Served in Such
                                                    Position or Office
       Name                        Age              Continually Since          Position (1)
       ----                        ---              -----------------          ------------

Dr. Warren P. Levy (2)(3)          47                     1980                President (Chief
                                                                              Executive Officer)

Dr. Ronald S. Levy (2)(4)          50                     1980                Vice President
                                                                              and Secretary

Jay Levy (2)(5)                    75                     1980                Treasurer



NOTES:

(1) Each executive officer's term of office is until the first meeting of the Board of Directors of Unigene following the annual meeting of stockholders and until the election and qualification of his successor. Officers serve at the discretion of the Board of Directors.

(2) Dr. Warren P. Levy and Dr. Ronald S. Levy are brothers and are the sons of Mr. Jay Levy.

(3) Dr. Warren P. Levy, a founder of the Company, has served as President, Chief Executive Officer and Director of the Company since its formation in November 1980. Dr. Levy holds a Ph.D.in biochemistry and molecular biology from Northwestern University and a bachelor's degree in chemistry from the Massachusetts Institute of Technology.

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

The Company's 32,000 square foot cGMP production facility, of which 18,000 square feet are currently being used for the production of pharmaceutical-grade Calcitonin and can be used for the production of other peptide hormones, was constructed in a building located in Boonton, New Jersey. The Company leases the facility under a ten-year agreement which began in February 1994. The Company has two ten-year renewal options as well as an option to purchase the facility.

Item 3.           Legal Proceedings

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters
                  --------------------------------------------------------------

The Company has not declared or paid any cash dividends since inception, and does not anticipate paying any in the near future.

The Company became a public company in 1987. As of February 16, 1999, there were 534 Common Stockholders of record. The Common Stock trades on the Nasdaq Stock Market under the symbol UGNE. The prices below represent high and low sale prices and are as reported to the Company by the Nasdaq Stock Market.


                                1998                                 1997
                                ----                                 ----
                               High-Low                            High-Low
                               --------                            --------

1st Quarter:                  $3.59-2.47                          $4.69-1.91
2nd Quarter:                   3.06-1.81                           7.00-2.63
3rd Quarter:                   2.13-0.94                           5.16-3.31
4th Quarter:                   1.88-1.13                           4.47-2.19

Recent Sales of Unregistered Securities
---------------------------------------

In the fourth quarter of 1998, the Company issued 448,834 shares of Common Stock upon the conversion of $502,694 in principal amount of the Company's 9.5% Convertible Debentures. All of such shares were issued by the Company without registration in reliance on an exemption under Section 3(a) (9) of the Securities Act.

Item 6.  Selected Financial Data

(In thousands, except per share data)

Years Ended December 31                  1998         1997           1996         1995          1994
                                       --------      --------      --------      --------     --------
Licensing & other revenue ........     $  5,050      $  3,003      $    308      $      8      $    258

Research & development
expenses .........................        9,042         9,416         8,298         6,876         5,137

Loss before extraordinary
item .............................       (6,737)      (10,128)      (10,597)       (9,435)       (6,319)

Extraordinary item ...............         (144)         --            --            --            --

Net loss .........................       (6,881)      (10,128)      (10,597)       (9,435)       (6,319)

Diluted loss per share:
    Loss before extraordinary item         (.17)         (.27)         (.38)         (.44)         (.32)

    Extraordinary item ...........         (.01)         --            --            --            --
                                       --------      --------      --------      --------      --------
    Net loss .....................         (.18)         (.27)         (.38)         (.44)         (.32)

At December 31

Working capital (deficiency) .....       (1,805)          310         2,954        (4,061)       (1,907)

Total assets .....................       11,564        13,692        17,169        13,332        14,211

Long-term debt ...................        3,931         1,608         2,788         3,955          --


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue for 1998 consisted primarily of milestone payments totaling $5 million from Warner-Lambert Company, under the July 1997 licensing agreement, as the result of the achievement of various benchmarks in the development of an oral Calcitonin product for treating osteoporosis.

Revenue for 1997 consisted primarily of a license fee of $3,000,000 from Warner-Lambert Company, under the aforementioned agreement.

Revenue for 1996 consisted primarily of a license fee of $300,000 from the Company's joint venture in China. It is uncertain whether or not the Company will be able to recognize revenue from the sale of its products in China.

Research and development, the Company's largest expense, decreased 4% in 1998 to $9,042,000 from $9,416,000 in 1997, after increasing 13% in 1997 from $8,298,000 in 1996. The 1998 decrease was primarily due to reduced regulatory filing fees and regulatory consultant expenses as compared to 1997, as well as to the reimbursement in 1998 of certain research expenses by Warner-Lambert Company. In addition, 1998 expenditures were reduced for both production and laboratory supplies, partially offset by increased personnel expenditures. The 1997 increase was primarily attributable to increased supplies and personnel expenditures related to increased Calcitonin production and oral Calcitonin development, as well as regulatory filing fees and payments to regulatory and scientific consultants, due to the regulatory filing activity in Europe during 1997. Expenditures for the sponsorship of collaborative research programs were $280,000, $465,000 and $411,000 in 1998, 1997 and 1996, respectively, which are included as research and development expenses.

Settlement of contractual right expense was $1,669,000 in 1997. In February 1997, the Company issued an aggregate of 490,000 shares of its Common Stock to the holders of the Company's 9.5% Senior Secured Convertible Debentures in consideration for the cancellation of an obligation of the Company to pay to the holders a fee equal to 2% of the sum of the market value as of December 31, 1998 of all of the Company's outstanding shares of Common Stock plus the principal amount of all outstanding debt of the Company, less its cash on deposit, up to a maximum fee of $3,000,000. The expense associated with this transaction was valued at $1,669,000, based on a closing price of the Common Stock of $3.40625 on February 7, 1997.

General and administrative expenses increased 3% in 1998 to $2,068,000 from $2,016,000 in 1997, after decreasing 5% in 1997 from $2,115,000 in 1996. The
1998 increase was primarily due to increased expenditures in 1998 for employee health insurance and public relations, partially offset by reduced legal fees as a result of legal fees incurred in 1997 related to the Warner-Lambert license agreement. The 1997 decrease was primarily due to a reduction in public relations expenses paid in 1996, which consisted in part of the issuance of warrants as non-cash compensation in 1996.

Interest and other income decreased $96,000 or 47% in 1998 from 1997, after decreasing $26,000 or 11% in 1997 from 1996. The 1998 decrease was due to lower interest income resulting from reduced funds available for investment in 1998. The 1997 decrease was due to gains on settlement of debt recognized in 1996, partially offset by higher interest income in 1997.

Interest expense increased $551,000 or 235% in 1998 from 1997, after decreasing $487,000 or 68% in 1997 from 1996. The 1998 increase principally was due to the amortization of the value of the beneficial conversion feature and related warrants of the Company's 5% convertible debentures amounting to $490,000, partially offset by a reduction in other outstanding debt from the prior year as a result of partial conversions into Common Stock in 1997 and 1998 of the Company's convertible debentures and notes payable to stockholders. The 1997 decrease was due to a reduction in outstanding debt from the prior year as a result of the partial conversion into Common Stock of convertible debentures and notes payable to stockholders.

Extraordinary item, loss on early extinguishment of debt, was $144,000 for 1998. The loss was due to redemption at a premium of a portion of the Company's 10% Convertible Debentures in September 1998. See Note 5 to Notes to Financial Statements.

During 1998, revenue increased more than $2,000,000 from 1997 due to the achievement of various milestones in the Warner-Lambert agreement. In addition, in 1998 total operating expenses decreased almost $2,000,000 from 1997, primarily due to the one-time settlement of a contractual right expense in 1997. These were partially offset by a decline in interest income, an increase in interest expense and loss on early extinguishment of debt. As a result, net loss decreased $3,247,000 or 32% for the year ended December 31, 1998 from the prior year.

During 1997, revenue increased $2,700,000 from 1996 due to the signing of the licensing agreement with Warner-Lambert. This was mostly offset by an increase in operating expenses. Research and development expenses increased due to the Company's first product registration filing involving its injectable FORCALTONIN product, its sponsorship of two collaborative research projects, and its continued development work on an oral Calcitonin formulation. In addition, the Company incurred a non-cash expense of $1,669,000 in settlement of a contractual right. As a result, net loss decreased $469,000 for the year ended December 31, 1997 from the prior year.

As of December 31, 1998, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $59,900,000, expiring from 1998 through 2018, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, the Company has investment tax credits and research and development credits in the amounts of $50,000 and $2,300,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1998 through 2018.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS 109 have been fully reserved. As of December 31, 1998 and 1997, under SFAS 109, the Company had deferred tax assets of approximately $26,300,000 and $23,400,000, respectively, subject to valuation allowances of $26,300,000 and $23,400,000, respectively. The deferred tax assets were generated primarily as a result of the Company's net operating losses and tax credits generated.

LIQUIDITY AND CAPITAL RESOURCES

During 1994, the Company completed construction of its peptide production facility in Boonton, New Jersey. The facility was constructed in a shell building that is being leased under a ten-year net lease which began in February

1994. The Company has two ten-year renewal options as well as an option to purchase the facility. The total cost of leasehold improvements and process equipment for this facility, including validation costs, totalled approximately $12 million. The improvements and equipment were financed primarily from the remainder of the $17 million of proceeds received as a result of the exercise of the Company's Class A Warrants in 1991 and proceeds of $2.2 million from the sale of Common Stock in 1994. There are currently no material commitments outstanding for capital expenditures relating to either the Boonton facility or the Company's facility in Fairfield, New Jersey.

The Company, at December 31, 1998, had cash and cash equivalents of $403,000, a decrease of $1,724,000 from December 31, 1997.

The Company has incurred annual operating losses since its inception and, as a result, at December 31, 1998 had an accumulated deficit of approximately $61,331,000 and a working capital deficiency of approximately $1,805,000. The independent auditors' report covering the Company's 1998 financial statements includes an explanatory paragraph that states the above factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to generate cash from operations will depend primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, receiving regulatory approval for its licensed products, and the commercial sale of these products.

Upon execution of the licensing agreement with Warner-Lambert in July 1997, the Company received $6 million in payments from Warner-Lambert, consisting of a $3 million licensing fee and a $3 million equity investment by Warner-Lambert. In addition, the Company is eligible to receive up to $48.5 million in additional payments during the course of the development program if specified milestones are achieved. Several milestones were achieved during 1998, resulting in payments to the Company totaling $5 million. The Company also received a $2.5 million milestone payment in February 1999. An additional $8 million would be received if other milestones are achieved prior to the commencement of Phase I clinical studies in the U.S. If the product is successfully commercialized, the Company also would receive revenue from royalties on product sales by Warner-Lambert and its affiliates and from the sale of raw material to Warner-Lambert. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis.

In June 1998, the Company completed a private placement of $4 million of 5% Convertible Debentures (the "5% Debentures"). The Company received net proceeds of approximately $3.75 million as a result of this placement. The 5% Debentures mature December 31, 2001. Interest on the 5% Debentures is payable in cash or, at the option of the Company, in Common Stock. Beginning January 1, 1999, the 5% Debentures are convertible into (i) Common Stock at a conversion price (the "Conversion Price") equal to the lower of (a) $1.59 (the "Cap Price") and (b) the average of the four lowest closing bid prices of the Common Stock during the 18 trading days prior to the date of conversion (the "Market Price") and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 4% of the number of shares issuable upon conversion at an exercise price equal to 125% of the Conversion Price. Up to 15% of the original principal amount of the 5% Debentures may be converted per month on a non-cumulative basis; provided, however, that if the Market Price is greater than or equal to 120% of the Cap Price on the last conversion date in any month, then up to 20% of the original principal amount may be converted in such month. If a debenture holder submits a debenture for conversion and the Market Price is less than or equal to $1.1156, the Company may redeem the debenture for (i) an amount equal to the principal amount thereof plus a premium of 12% per year from the date of issuance and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 25% of the number of shares that would have been issuable upon conversion of the Debenture at an exercise price equal to 135% of the Conversion Price at the time of redemption. In no event will the Company issue more than an aggregate of 3,852,500 shares of Common Stock (the "Share Limit") upon conversion of all of the 5% Debentures, upon exercise of all warrants issued upon conversion or redemption, and as payment of interest on the 5% Debentures. If conversion of any 5% Debentures or exercise of any warrants would require the issuance of shares in excess of the Share Limit, the Company will, as the case may be, redeem such debentures at a price equal to 120% of the principal amount thereof or pay in cash the difference between the market price and exercise price of the number of shares that would have been issuable upon exercise of such warrants but for the Share Limit.

The Company's cash requirements have increased to approximately $10 - $11 million per year with the opening of its peptide manufacturing facility and with three Calcitonin products in various stages of development. In addition, the Company faces principal and interest obligations over the next several years under its outstanding 5% Debentures and other indebtedness. However, because of the conversion features of these debentures, a substantial portion is expected to be converted into Common Stock, thereby decreasing the amount of cash required for principal and interest payments. See Note 5 of Notes to Financial Statements.

After receipt of $2.5 million from Warner-Lambert in February 1999, management believes that the Company currently has sufficient financial resources to sustain its operations at the current level through the first half of the second quarter of 1999. The Company will require additional funds to ensure continued operations beyond that time. If the various milestones in the Warner-Lambert agreement cannot be achieved on a timely basis, the Company may need outside financing to sustain its operations. Early-stage milestones primarily relate to the product's performance characteristics, while the latter-stage milestones are primarily related to regulatory filings and approvals.

In addition to the Warner-Lambert agreement, management is actively seeking other licensing and/or supply agreements with pharmaceutical companies for injectable and nasal forms of Calcitonin. However, there is no assurance that any additional revenue-generating agreements will be signed. In the absence of, or the delay in, achieving the Warner-Lambert milestones or in signing other agreements, obtaining adequate funds from other sources, which might include a debt or equity financing, would be necessary to sustain the Company's operations. However, there is no assurance as to the terms on which such additional funds would be available or that in such circumstances sufficient funds could be obtained.

While the Company believes that the Warner-Lambert licensing transaction can satisfy the Company's liquidity requirements this year, satisfying the Company's long-term liquidity requirements will require the successful commercialization of the product licensed to Warner-Lambert or one of its other Calcitonin products. In addition, the commercialization of a Calcitonin product will require the Company to incur additional capital expenditures, including expenditures to expand or upgrade the Company's manufacturing operations to satisfy its supply obligations under the Warner-Lambert license agreement. However, neither the cost or timing of such capital expenditures are determinable at this time.

YEAR 2000
---------

The Company has established a Year 2000 taskforce that is responsible for identifying and reviewing all of the Company's internal computer systems for Year 2000 compliance, including workstations, its accounting system, and control systems for equipment in the Company's manufacturing and laboratory facilities. The taskforce is currently taking inventory of all critical and non-critical systems and has begun to test its systems and workstations for Year 2000 compliance. Of the systems and workstations tested so far, most have been found to be in compliance. Certain systems, such as the accounting and telephone systems, have been brought into compliance. Of the workstations tested and found not to be in compliance, most have been updated to be compliant. The review and all testing should be completed during the second quarter of 1999. After the review and testing are completed, the taskforce will determine how to address any remediation necessary. The Company intends to repair or replace any noncompliant systems in a timely manner so that the business of the Company will not be adversely affected.

Because most of the principal hardware and software used by the Company (including most of the equipment control systems) were acquired by the Company within the last several years, the Company expects that most of its systems will be Year 2000 compliant. However, until the taskforce completes its review and testing, the Company will not be able to assess the level of compliance or make an accurate estimate of the costs of any remediation. To date, the costs of remediation have not been material. Contingency plans have not yet been developed.

The Company has no material relationships with third party suppliers. The Company could be significantly affected by Year 2000 noncompliance on the part of Warner-Lambert as the Company currently is dependent upon timely milestone payments from Warner-Lambert. In addition, the loss of the utility supply to the Company's laboratory, production and administrative facilities would cause a shut down of those facilities which, depending on the duration of the shut down, may have a material adverse impact on the Company's business. In addition, the loss of telecommunications services and banking services would, as is the case with all businesses, adversely affect the Company.


OTHER
-----

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 will be effective for the Company's fiscal year beginning January 1, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

Item 7A        Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in interest rates as the Company seeks debt financing to sustain its operations. The Company does not use derivative instruments or hedging to manage its exposures.

The information below summarizes the Company's market risks associated with debt obligations as of December 31, 1998. Fair values included herein have been estimated taking into consideration the nature and terms of each instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debit without consideration as to conversion features. While convertible debentures may be converted to common stock beginning January 1999, the Company is unable to predict if and when such conversions may occur. Variable interest rates disclosed represent the rates at December 31, 1998. Further information specific to the Company's debt is presented in Notes 2, 3 and 5 to the financial statements.

                                          Estimated                                                 Year of Maturity
                                            Fair             Carrying         ----------------------------------------------------
                                            Value              Amount           1999          2000        2001       2002     2003
                                         ----------          ---------        ---------       ----        ----       ----     ----
Notes payable - stockholders             $1,040,000          1,040,000        1,040,000         --         --         --       --
Variable interest rate                                                         8.125%           --         --         --       --

5% convertible debentures                $4,000,000          3,802,807              --          --     4,000,000      --       --
Fixed interest rate (1)                                                            5%           5%        5%          --       --

(1) At the option of the Company, interest payments may be made using the Company's Common Stock.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements and Related Information

(1)     Financial Statements:

        Independent Auditors' Report
        Balance Sheets at December 31, 1998 and 1997

        Statements of Operations for the three years ended December 31, 1998

        Statements of Stockholders' Equity for the three years ended December
              31, 1998

        Statements of Cash Flows for the three years ended December 31, 1998

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ KPMG LLP
------------
KPMG LLP


Short Hills, New Jersey
February 26, 1999

                                  UNIGENE LABORATORIES, INC.
                                        BALANCE SHEETS
                                  DECEMBER 31, 1998 and 1997


ASSETS                                                             1998              1997
                                                              ------------      ------------

Current assets:
    Cash and cash equivalents ...........................     $    402,664      $  2,126,327
    Prepaid expenses ....................................          317,823           126,703
    Other current assets ................................          887,904           707,542
                                                              ------------      ------------
                  Total current assets ..................        1,608,391         2,960,572

Property, plant and equipment - net of
    accumulated depreciation and
    amortization (Note 4) ...............................        8,085,250         9,298,445

Patents and other intangibles, net ......................        1,206,018         1,032,994
Other assets ............................................          664,434           399,889
                                                              ------------      ------------
                                                              $ 11,564,093      $ 13,691,900
                                                              ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................     $    982,752      $  1,041,529
    Accrued expenses ....................................        1,329,199           999,212
    Notes payable - stockholders (Note 3) ...............        1,040,000           610,000
    Current portion - capital lease obligations (Note 6)            61,464              --
                                                              ------------      ------------
                  Total current liabilities .............        3,413,415         2,650,741

Notes payable - stockholders (Note 3) ...................             --             655,000
9.5% convertible debentures (Note 5) ....................             --             502,694
10% convertible debentures (Note 5) .....................             --             450,000
5% convertible debentures (Note 5) ......................        3,802,807              --
Capital lease obligations, excluding
  current portion (Note 6) ..............................          127,783              --

Commitments and contigencies

Stockholders' equity (Note 8):
    Common Stock - par value $.01 per share,
       authorized 60,000,000 shares, issued
       39,384,822 shares in 1998 and
       38,517,722 shares in 1997 ........................          393,848           385,177
    Additional paid-in capital ..........................       65,158,403        63,499,439
    Accumulated deficit .................................      (61,331,132)      (54,450,120)

    Less: Treasury stock, at cost,
           7,290 shares .................................           (1,031)           (1,031)
                                                              ------------      ------------
                  Total stockholders' equity ............        4,220,088         9,433,465
                                                              ------------      ------------
                                                              $ 11,564,093      $ 13,691,900
                                                              ============      ============

See accompanying notes to financial statements.

                                    UNIGENE LABORATORIES, INC.
                                     STATEMENTS OF OPERATIONS
                           Years Ended December 31, 1998, 1997 and 1996

                                                      1998              1997             1996
                                                 ------------      ------------      ------------
Licensing and other revenue ................     $  5,049,844      $  3,003,299      $    308,070
                                                 ------------      ------------      ------------
Operating expenses:
    Research and development ...............        9,041,618         9,416,315         8,298,056
    Settlement of contractual right
       (Note 13) ...........................             --           1,669,063              --
    General and administrative .............        2,067,958         2,015,730         2,115,081
                                                 ------------      ------------      ------------
                                                   11,109,576        13,101,108        10,413,137
                                                 ------------      ------------      ------------
Operating loss .............................       (6,059,732)      (10,097,809)      (10,105,067)
                                                 ------------      ------------      ------------
Other income (expense):
    Interest/other income ..................          107,502           203,999           229,665
    Interest expense .......................         (784,972)         (234,304)         (721,697)
                                                 ------------      ------------      ------------
                                                     (677,470)          (30,305)         (492,032)
                                                 ------------      ------------      ------------
Loss before
    extraordinary item .....................       (6,737,202)      (10,128,114)      (10,597,099)

Extraordinary item-loss
    on early extinguishment of debt (Note 5)         (143,810)             --                --
                                                 ------------      ------------      ------------
Net loss ...................................     $ (6,881,012)     $(10,128,114)     $(10,597,099)
                                                 ============      ============      ============
Earnings per share:
    Basic:
     Loss before
      extraordinary item ...................     $       (.17)     $       (.27)     $       (.38)
     Extraordinary item ....................             (.01)             --                --
                                                 ------------      ------------      ------------
    Net loss ...............................     $       (.18)     $       (.27)     $       (.38)
                                                 ============      ============      ============

    Diluted:
     Loss before
      extraordinary item ...................     $       (.17)     $       (.27)     $       (.38)
     Extraordinary item ....................             (.01)             --                --
                                                 ------------      ------------      ------------
     Net loss ..............................     $       (.18)     $       (.27)     $       (.38)
                                                 ============      ============      ============
Weighted average number of shares
 outstanding ...............................       38,701,253        37,397,150        27,942,903
                                                 ============      ============      ============

See accompanying notes to financial statements.

                                                 UNIGENE LABORATORIES, INC.
                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                        Years Ended December 31, 1998, 1997 and 1996

                           Common Stock
                      ------------------------------      Additional
                        Number of            Par            Paid-in        Accumulated       Treasury
                         Shares              Value          Capital          Deficit            Stock             Total
                      ------------      ------------     ------------     ------------      ------------      ------------
Balance,
January 1,
1996                    23,813,171      $    238,132     $ 38,110,512     $(33,724,907)     $     (1,031)     $  4,622,706

Sales of stock ..        4,887,029            48,870        7,338,621             --                --           7,387,491

Conversion of 10%
 Debentures .....        4,403,838            44,038        7,578,173             --                --           7,622,211

Conversion of 9.5%
 Debentures .....        1,778,401            17,784        1,988,316             --                --           2,006,100

Exercise of
 warrants .......          330,000             3,300          460,250             --                --             463,550

Exercise of
 stock options ..          140,385             1,404          173,769             --                --             175,173

Issuance of
warrants as
compensation ....             --                --            180,000             --                --             180,000

Net loss ........             --                --               --        (10,597,099)             --         (10,597,099)
                      ------------      ------------     ------------     ------------      ------------      ------------

                                                                     (Continued)

                                                     UNIGENE LABORATORIES, INC.
                                           STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                            Years Ended December 31, 1998, 1997 and 1996



                              Common Stock
                      --------------------------        Additional
                       Number of           Par            Paid-in                 Accumulated       Treasury
                        Shares            Value            Capital                  Deficit           Stock                Total
                      ----------         -------         ----------               -----------         ------            ----------
Balance,
December 31,
1996                  35,352,824         353,528         55,829,641               (44,322,006)        (1,031)           11,860,132

Sale of stock            695,066           6,951         2,941,648                        --             --              2,948,599

Settlement of
 contractual right       490,000           4,900          1,664,163                       --              --             1,669,063

Exercise of
 warrants                712,759           7,127          1,133,020                       --              --             1,140,147

Conversion of 9.5%
 Debentures              697,058           6,971            769,235                       --              --               776,206

Exercise of
 stock options           282,350           2,823            433,229                       --              --               436,052

Conversion of
 10% Debentures          220,465           2,205            398,225                       --              --               400,430

Conversion of
 notes payable -
 stockholders             57,200             572            199,428                       --              --               200,000

Issuance of warrants
 and stock as
 compensation             10,000             100            130,850                       --              --               130,950

Net loss                      --              --                 --               (10,128,114)            --           (10,128,114)
                      ----------         -------         ----------               -----------         ------            ----------

                                                                     (Continued)

                                                     UNIGENE LABORATORIES, INC.
                                           STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                            Years Ended December 31, 1998, 1997 and 1996

                                         Common Stock
                               -----------------------------      Additional
                                  Number of          Par            Paid-in       Accumulated         Treasury
                                   Shares           Value           Capital          Deficit           Stock              Total
                               ------------     ------------     ------------     ------------      ------------      ------------
Balance,
 December 31,
 1997                           38,517,722          385,177       63,499,439      (54,450,120)           (1,031)        9,433,465

Conversion of 9.5%
 Debentures .............          448,834            4,489          495,705             --                --             500,194

Conversion of
 notes payable -
 stockholders ...........          163,635            1,636          220,091             --                --             221,727

Conversion of
 10% Debentures .........          214,131            2,141          202,234             --                --             204,375

Value of 5%
 Debentures allocated
 to beneficial conversion
 feature and related
 warrants ...............             --               --            686,796             --                --             686,796

Exercise of
 stock options ..........           40,500              405           47,564             --                --              47,969

Issuance of warrants
 as compensation -- .....             --               --              6,574             --                --               6,574

Net loss ................             --               --               --         (6,881,012)             --          (6,881,012)
                              ------------     ------------     ------------     ------------      ------------      ------------
Balance,
 December 31,
 1998                           39,384,822     $    393,848     $ 65,158,403     $(61,331,132)     $     (1,031)     $  4,220,088
                              ============     ============     ============     ============      ============      ============

See accompanying notes to financial statements.

                                        UNIGENE LABORATORIES, INC.
                                         STATEMENTS OF CASH FLOWS

                                                                       Years Ended December 31,
                                                         ------------------------------------------------
                                                              1998              1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................     $ (6,881,012)     $(10,128,114)     $(10,597,099)
Adjustments to reconcile net loss to net
 cash used by operating activities:
 Non-cash settlement of contractual right ..........             --           1,669,063              --
 Non-cash compensation .............................            6,574           130,950           180,000
 Depreciation and amortization .....................        1,552,734         1,530,469         1,487,356
 Amortization of beneficial conversion feature on 5%
    Debentures .....................................          489,603              --                --
 Write-off of other assets .........................           48,500              --                --
 (Increase) decrease in prepaid expenses and other
    current assets .................................         (371,482)          148,844          (548,930)
 Increase (decrease) in accounts payable and accrued
    expenses .......................................          291,297           370,967          (663,805)
                                                         ------------      ------------      ------------
 Net cash used for operating activities ............       (4,863,786)       (6,277,821)      (10,142,478)
                                                         ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction of leasehold improvements .............           (8,384)          (18,298)         (614,479)
Purchase of furniture and equipment ................          (76,486)         (430,068)         (560,987)
Increase in patents and other assets ...............         (264,959)         (163,670)         (134,034)
                                                         ------------      ------------      ------------
Net cash used in investing activities ..............         (349,829)         (612,036)       (1,309,500)
                                                         ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of stock .......................             --           2,948,599         7,387,491
Proceeds from issuance of debt .....................        4,000,000              --           8,098,523
Repayment of debt and capital lease
  obligations ......................................         (304,138)             --            (440,000)
Exercise of stock options and warrants .............           47,969         1,576,199           638,723
Debt issuance and other costs ......................         (253,879)             --                --
                                                         ------------      ------------      ------------
Net cash provided by financing activities ..........        3,489,952         4,524,798        15,684,737
                                                         ------------      ------------      ------------
Net increase (decrease) in cash and
  cash equivalents .................................       (1,723,663)       (2,365,059)        4,232,759
Cash and cash equivalents at
  beginning of period ..............................        2,126,327         4,491,386           258,627
                                                         ------------      ------------      ------------
Cash and cash equivalents at
  end of period ....................................     $    402,664      $  2,126,327      $  4,491,386
                                                         ============      ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Acquisition of equipment through capital leases ....     $    221,900              --                --
Conversion of convertible debentures and accrued
  interest  into Common Stock ......................     $    707,069      $  1,176,636      $  9,628,311
Conversion of notes payable - stockholders
  into Common Stock ................................     $    225,000      $    200,000              --
Value of beneficial conversion feature and related
 warrants on issuance of convertible debentures ....     $    686,796              --                --
Exchange of notes ..................................             --                --        $  3,300,000
                                                         ============      ============      ============
Cash paid for interest .............................     $    119,000      $     74,000      $    316,000
                                                         ============      ============      ============

See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.   Description of Business

Unigene Laboratories, Inc. (the "Company"), a biopharmaceutical company, was incorporated in the State of Delaware in 1980. The Company's single business segment focuses on research, production and delivery of peptide hormones. The Company has concentrated most of its efforts to date on one product - Calcitonin, for the treatment of osteoporosis and other indications. The Company's Calcitonin products require clinical trials and approvals from regulatory agencies as well as acceptance in the marketplace. The Company's injectable Calcitonin product has been approved in all 15 member states of the European Union. Although the Company believes its patents and patent applications are valid, the invalidation of its patents or the failure of certain of its pending patent applications to issue as patents could have a material adverse effect upon its business. The Company competes with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Many of these competitors have substantially greater resources than does the Company. During 1998 and 1997 almost all of the Company's revenue was generated from one customer, Warner-Lambert (see Note 12).

2.   Summary of Significant Accounting Policies & Practices

Property, Plant and Equipment - Property, plant and equipment are carried at cost. Equipment under capital leases are stated at the present value of the minimum lease payments. Depreciation is computed using the straight-line method. Amortization of equipment under capital leases and leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset.

Research and Development - Research and development contract revenues are recognized based upon the successful completion of various benchmarks as set forth in the individual agreements. Research and development expenditures are expensed as incurred.

Patents and Other Intangibles - Patent costs are deferred pending the outcome of patent applications. Successful patent costs are amortized using the straight-line method over the lives of the patents. Unsuccessful patent costs are expensed when determined worthless. As of December 31, 1998, three of the Company's patents had issued in the U.S. and numerous have issued in various foreign countries. Various other applications are still pending. Other intangibles are recorded at cost and are amortized over their estimated useful lives. Accumulated amortization on patents and other intangibles is $104,625 and $71,856 at December 31, 1998 and 1997, respectively.

Stock Option Plan - The Company accounts for stock options issued to employees and directors in accordance with the provisions of Accounting Principle Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current market price of the underlying stock exceeded the exercise price; compensation expense on variable stock option grants is estimated until the measurement date. As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and warrants issued to non-employees on a fair value basis in accordance with SFAS No. 123.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of - The Company accounts for the impairment of long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Net Loss per Share - The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" on December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). It also requires presentation of both basic and diluted EPS for net income on the face of the income statement. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock at the beginning of the period being reported on and the effect was dilutive. Per share amounts for 1996 have been retroactively restated to give effect to SFAS No. 128. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 1998, 1997 and 1996 because the Company's convertible debentures, stock options and warrants were not included in the calculation since the inclusion of such shares (approximately 9,600,000 potential shares of Common Stock) would be antidilutive.

Cash Equivalents - The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments - The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. The estimated fair values of all of the Company's financial instruments approximate their carrying amounts in the balance sheet with the exception of debt. The fair value of the Company's various debt instruments were derived by evaluating the nature and terms of each instrument and considering the prevailing economic and market conditions at the balance sheet date. The carrying amount of debt, including current portions and capital lease obligations, is $5,032,054 and $2,217,694 at December 31, 1998 and 1997, respectively; and the fair value is estimated to be $5,229,247 and $2,217,694 at December 31, 1998 and 1997,
respectively.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   Related Party Transactions

During 1994, the Company's stockholders approved the adoption of a stock option plan for outside directors. This plan replaced a plan previously adopted in 1991. As a result, the outside members of the Board of Directors at that time were granted options, expiring in 2004, except if the individual is no longer a director, to purchase shares of the Company's Common Stock at $3.00 per share. These options terminate after the expiration of three months following the termination of the optionee's services as an outside director. New outside directors automatically receive stock options for 30,000 shares of Common Stock upon their election to the Board of Directors having an exercise price equal to the market value of the Common Stock on the date of grant and becoming exercisable over a three-year period. At December 31, 1998, options to purchase 90,000 shares were outstanding under this plan, of which options to purchase 40,000 shares were exercisable. Options to purchase 10,000 shares become exercisable on each of January 28, 1999 and January 28, 2000. Options to purchase an additional 10,000 shares become exercisable on each of May 1, 1999, May 1, 2000 and May 1, 2001. Of the options outstanding, options to purchase 30,000 shares of Common Stock were granted at an exercise price of $3.00 per share; options to purchase 30,000 shares of Common Stock were granted at an exercise price of $2.81 per share; and options to purchase 30,000 shares of Common Stock were granted at an exercise price of $2.75 per share.

Notes payable - stockholders. During 1995, members of the Levy family loaned to the Company $1,905,000. The notes evidencing these loans were issued to Warren
P. Levy, Ronald S. Levy and Jay Levy, each an officer and director of the Company, who in the aggregate own 11% of the Company's outstanding Common Stock, and to another member of their family. These notes bear interest at the Merrill Lynch Margin Loan Rate plus .25% (8.125% at December 31, 1998) and $1,850,000 of the aggregate principal amount is collateralized by security interests in the Company's Fairfield, New Jersey plant and equipment and Boonton, New Jersey equipment. Notes for $1,255,000 were originally payable on demand, but in any event not later than February 10, 1997. Another note for $650,000 was originally due on February 10, 1997. However, under an agreement entered into with the holders of the 9.5% Senior Secured Convertible Debentures ("9.5% Debentures", see Note 5), while any amounts of the 9.5% Debentures were outstanding, an aggregate of only $1,250,000 of the notes payable - stockholders could be repaid by the Company over time based upon the achievement of certain corporate benchmarks. All outstanding 9.5% Debentures were converted in full in 1998, thereby removing the aforementioned limitations on loan repayment. During 1996, a total of $440,000 in principal amount of the notes payable - stockholders were repaid. On May 2, 1997, an aggregate of $200,000 in principal amount of these loans was converted into 57,200 shares of Common Stock at a conversion price of $3.4965 per share. The closing price of the Common Stock on May 1, 1997, as reported by the Nasdaq Stock Market, was $3.21875 per share. On August 6, 1998, an aggregate of $225,000 in principal amount of these loans was converted into 163,635 shares of Common Stock at a conversion price of $1.375 per share. The closing price of the Common Stock on August 5, 1998, as reported by the Nasdaq Stock Market, was $1.31 per share. The balance of these loans, $1,040,000, has been classified as short-term as of December 31, 1998 as they are payable on demand.

4.   Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 1998 and 1997:

                                                                                    Estimated
                                                                                   Depreciable
                                            1998                   1997                 Lives
                                          ----------             ----------     ----------------
Building and
  improvements                            $1,373,975             $1,373,975      25 years
Leasehold improvements                     8,479,312              8,470,928      Lease Term
Manufacturing equipment                    3,766,934              3,643,525      10 years
Laboratory equipment                       2,657,817              2,694,871      5 years
Other equipment                              466,523                466,523      10 years
Office equipment and
  furniture                                  315,186                325,055      5 years
Equipment under capital
  leases                                     221,900                --           Lease Term
                                         -----------            -----------
                                          17,281,647             16,974,877
Less accumulated
  depreciation and
  amortization                             9,317,564              7,797,599
                                         -----------            -----------
                                           7,964,083              9,177,278
Land                                         121,167                121,167
                                         -----------            ------------
                                         $ 8,085,250             $9,298,445
                                           =========              =========

Depreciation and amortization expense on property, plant and equipment was $1,520,000, $1,506,000, and $1,473,000 in 1998, 1997 and 1996, respectively.

5.   Convertible Debentures

In March 1996, a secured $3,300,000 loan was exchanged for 9.5% Senior Secured Convertible Debentures of an equal principal amount. These debentures matured November 15, 1998 and were convertible into shares of Common Stock. The initial conversion rate was $1.15 per share, subject to certain reset provisions. In October 1996, the conversion rate was reset to $1.12 per share as a result of the private placement completed in October 1996 (see Note 8). As of November 15, 1998, all $3,300,000 of principal amount of these debentures had been converted into approximately 2,924,000 shares of Common Stock.

In March 1996, the Company completed a private placement of $9.08 million aggregate principal amount of 10% Convertible Debentures. The Company received net proceeds of approximately $8.1 million as a result of this placement. These debentures were to mature March 4, 1999, but as of December 31, 1998, all outstanding 10% Debentures have been converted or redeemed in full. The 10% Debentures were convertible into shares of Common Stock at a conversion rate determined by dividing the principal amount to be converted, plus accrued interest, by the lower of $2.00 or 85% of the average closing bid price as reported on Nasdaq for the ten trading days immediately preceding the date of conversion. Through December 31, 1998, $8,808,515 of principal amount of these debentures, plus approximately $355,000 of accrued interest, had been converted into approximately 4,838,000 shares of Common Stock. Due to restrictions on the total number of shares which could be issued upon conversion of the 10% Debentures, in October 1998 the Company redeemed in cash an additional $271,485 of principal, and in connection therewith paid to the holder $68,899 of accrued interest and $143,810 in redemption premiums, for an aggregate payment of $484,194. The cost of the redemption premium of $143,810 was recorded as an extraordinary loss in 1998.

In 1996, the placement agent, in connection with the issuance of the 10% Debentures, received a five-year warrant to purchase 454,000 shares of Common Stock at an exercise price of $2.10 per share as partial compensation for services rendered. Through December 31, 1998, an aggregate of 322,000 of these warrants have been exercised and 132,000 remain unexercised.

In June 1998, the Company completed a private placement of $4 million of 5% Convertible Debentures (the "5% Debentures"). The Company received net proceeds of approximately $3.75 million as a result of this placement. The 5% Debentures mature December 31, 2001. Interest on the 5% Debentures is payable in cash or, at the option of the Company, in Common Stock. Beginning January 1, 1999, the 5% Debentures are convertible into (i) Common Stock at a conversion price (the "Conversion Price") equal to the lower of (a) $1.59 (the "Cap Price") and (b) the average of the four lowest closing bid prices of the Common Stock during the 18 trading days prior to the date of conversion (the "Market Price") and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 4% of the number of shares issuable upon conversion at an exercise price equal to 125% of the Conversion Price. Up to 15% of the original principal amount of the 5% Debentures may be converted per month on a non-cumulative basis; provided, however, that if the Market Price is greater than or equal to 120% of the Cap Price on the last conversion date in any month, then up to 20% of the original principal amount may be converted in such month. If a Debenture holder submits a Debenture for conversion and the Market Price is less than or equal to $1.1156, the Company may redeem the Debenture for (i) an amount equal to the principal amount thereof plus a premium of 12% per year from the date of issuance and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 25% of the number of shares that would have been issuable upon conversion of the Debenture at an exercise price equal to 135% of the Conversion Price at the time of redemption. In no event will the Company issue more than an aggregate of 3,852,500 shares of Common Stock (the "Share Limit") upon conversion of all of the 5% Debentures, upon exercise of all warrants issued upon conversion or redemption, and as payment of interest on the 5% Debentures. If conversion of any 5% Debentures or exercise of any warrants would require the issuance of shares in excess of the Share Limit, the Company will, as the case may be, redeem such debentures at a price equal to 120% of the principal amount thereof or pay in cash the difference between the market price and exercise price of the number of shares that would have been issuable upon exercise of such warrants but for the Share Limit. Through February 26, 1999, $200,000 of principal amount of the 5% Debentures had been converted into 164,102 shares of Common Stock and warrants, exercisable at $1.52, to purchase 6,564 shares of Common Stock.

The Company estimated the value of the beneficial conversion feature and related warrants at the issuance of the 5% Debentures to be approximately $687,000. Such amount was credited to additional paid-in capital and will be amortized to interest expense over the earliest conversion periods using the effective interest method (approximately $490,000 for the year ended December 31, 1998).

6.   Obligations Under Capital Leases

The Company entered into various lease arrangements during 1998 which qualify as capital leases.

The future years' minimum lease payments under the capital leases, together with the present value of the net minimum lease payments, as of December 31, 1998 are as follows:

         1999                                                      $ 79,044
         2000                                                        79,044
         2001                                                        62,988
         2002                                                        21,375
                                                                   -------
                     Total minimum lease payments                   242,451

         Less amount representing interest                           53,204
                                                                   --------
                     Present value of net minimum
                         lease payments                             189,247

         Less current portion                                        61,464
                                                                   --------
                     Obligations under capital leases,
                         excluding current portion                 $127,783
                                                                   ========

The discount rates on these leases vary from 14% to 18%.

7.   Obligations Under Operating Leases

The Company is obligated under a 10-year net-lease, which began in February 1994, for its manufacturing facility located in Boonton, New Jersey. The Company has two 10-year renewal options as well as an option to purchase the facility. In addition, the Company leases laboratory equipment under various operating leases expiring in 2001 through 2002. Total future minimum rentals under these noncancelable operating leases as of December 31, 1998 are as follows:

                    1999                             $  218,109
                    2000                                218,110
                    2001                                207,819
                    2002                                197,529
                    2003                                185,322
                    2004                                 15,444
                                                     ----------
                                                     $1,042,333
                                                     ==========

Total rent expense was approximately $209,000 for 1998 and approximately $185,000 for each of 1997 and 1996.

8.    Stockholders' Equity

In October 1994, the Company entered into an agreement with a consultant whose compensation for its services included the issuance of warrants, exercisable at $3.00 per share, for the purchase of 1,000,000 shares of Common Stock. During 1995, these warrants were sold by the consultant to an unrelated third party. No proceeds were received by the Company in connection with this transaction. These warrants expired unexercised in October 1998. During 1996, another consultant's compensation included warrants to purchase a total of 400,000 shares of Common Stock at exercise prices ranging from $1.63 to $3.50 per share. These warrants expire in April 2001. Compensation expense recognized in 1996 as a result of the above was approximately $180,000. In connection with the services rendered by various consultants during 1997, the Company issued an aggregate of 75,000 stock purchase warrants, expiring from 1999 to 2002, exercisable at prices ranging from $2.25 to $3.41 per share, and 10,000 shares of Common Stock. Compensation expense recognized in 1997 as a result of these transactions was approximately $131,000. During 1998, the Company issued warrants to purchase 5,000 shares of Common Stock, expiring in 2003, to a consultant. These warrants are exercisable at $2.38, resulting in 1998 compensation expense of approximately $7,000.

In October 1996, the Company completed a private placement of 4,218,804 Units at a price of $1.75 per Unit. Each Unit consisted of (i) one share of Common Stock,
(ii) one quarter of a Class C Warrant, (each whole Class C Warrant is exercisable to purchase one share of Common Stock) and (iii) one quarter of a Class D Warrant (each whole Class D Warrant is exercisable to purchase one share of Common Stock). The Class C Warrants and the Class D Warrants each have an initial exercise price of $3.00 and expire on October 11, 1999, except that the expiration date of the Class C Warrants may be accelerated under certain circumstances. In addition, the Warrants contain certain adjustment and antidilution provisions which, upon the occurrence of certain events, may require the Company to adjust the exercise price of the Warrants and to issue additional shares of Common Stock upon the exercise thereof. The fee paid to the placement agent in the transaction consisted of an additional 296,935 Units in lieu of cash compensation. The net proceeds to the Company were approximately $7 million.

During 1996, an aggregate of $10,246,000 in principal amount of convertible debentures, plus $270,000 of accrued interest, was converted into approximately 6,181,000 shares of Common Stock. During 1997, an aggregate of $1,181,000 in principal amount of convertible debentures, plus $41,000 of accrued interest, was converted into approximately 918,000 shares of Common Stock. During 1998, an aggregate of $681,000 in principal amount of convertible debentures, plus $44,000 of accrued interest, was converted into approximately 663,000 shares of Common Stock. See Note 5.

During 1997, an aggregate of 713,000 shares of Common Stock were issued due to the exercise of warrants with net proceeds to the Company of approximately $1,140,000. The exercise prices of these warrants ranged from $1.38 to $3.00 per share. As of December 31, 1998, there are warrants outstanding, all of which are currently exercisable, to purchase an aggregate of 3,924,000 shares of Common Stock at exercise prices ranging from $1.38 to $3.50 per share.

9.       Stock Option Plans

Under the Unigene Laboratories, Inc. 1984 Non-Qualified Stock Option Plan for Selected Employees (the "1984 Plan"), each option granted expires no later than the tenth anniversary of the date of its grant. The 1984 Plan terminated in November 1994; however, 50,000 options previously granted continue to be outstanding and exercisable under that plan as of December 31, 1998.

During 1994, the Company's stockholders approved the adoption of the 1994 Employee Stock Option Plan (the "1994 Plan"). All employees of the Company are eligible to participate in the 1994 Plan, including executive officers and directors who are employees of the Company. The 1994 Plan is administered by the employee Stock Option Committee of the Board of Directors, which selects the employees to be granted options, fixes the number of shares to be covered by the options granted and determines the exercise price and other terms and conditions of each option. Originally, a maximum of 1,500,000 shares of Common Stock was reserved for issuance under the 1994 Plan. In June 1997, the stockholders of the Company approved an amendment to the 1994 Plan increasing the total number of shares authorized for issuance by 750,000 shares to 2,250,000 shares. Options granted under the 1994 Plan have a maximum term of ten years. The purchase price of the shares issuable upon the exercise of each option cannot be less than the fair market value of the Common Stock on the date that the option is granted. The 1994 Plan will terminate on June 16, 2004, unless earlier terminated. Transactions under the 1984 and 1994 Plans are as follows:

                                             Options                     Option Price
                                          Outstanding                     Per Share
                                         ------------                    -----------
January 1, 1996                              879,400                     $1.00-$3.00

1996:    Granted                             818,500                     $1.88-$3.13
         Cancelled                           (58,200)
         Exercised                          (140,385)                    $1.00-$1.63
                                           ---------                     -----------
December 31, 1996                          1,499,315                     $1.00-$3.13


1997:    Granted                              34,000                     $2.03-$4.25
         Cancelled                           (39,500)
         Exercised                          (282,350)                    $1.06-$2.81
                                           ---------                     -----------
December 31, 1997                          1,211,465                     $1.06-$4.25


1998:    Granted                             580,750                     $1.00-$2.94
         Cancelled                           (56,600)
         Exercised                           (40,500)                    $1.00-$1.63
                                           ---------                     -----------
December 31, 1998                          1,695,115                     $1.00-$4.25
                                           ---------                     ------------

The 1998 stock option grants include a grant of 537,250 options of which 261,500 vested immediately and the remainder vest upon the achievement of certain company-wide objectives. No compensation expense was recognized during 1998 as the options' exercise price exceeded the market price of the Company's stock. An additional 137,875 options vested in January 1999.

As of December 31, 1998, options to purchase 383,800 shares of Common Stock were available for grant under the 1994 Plan and options for 1,332,615 shares of Common Stock were exercisable under the 1994 and 1984 Plans.

The Company has adopted the disclosure-only provisions of SFAS No. 123. The following pro forma amounts estimate the effects on net loss and net loss per share had the Company determined compensation cost based on the fair value of employee and director stock options at the grant date consistent with the provisions of SFAS No. 123:

                                                         1998                  1997                           1996
---------------------------------------------------------------------------------------------------------------------
Net loss - as reported                           $   (6,881,012)         $ (10,128,114)                 $ (10,597,099)
Net loss - pro forma                                 (7,796,012)           (10,214,114)                   (12,054,647)
Basic and diluted net loss per share -
  as reported                                              (.18)                  (.27)                          (.38)
Basic and diluted net loss per share -
  pro forma                                                (.20)                  (.27)                          (.43)

The fair value of the stock options granted in 1998, 1997 and 1996 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0%; expected volatility of 63% in 1998, 59% in 1997 and 62% in 1996; a risk-free interest rate of 4.8% in 1998, 5.25% in 1997 and 6.5% in 1996; and expected lives of 6 years. The weighted average fair value per share of options granted during the years ended December 31, 1998, 1997 and 1996 were $1.95, $3.44 and $2.80, respectively.

During 1993, a consultant received options to purchase 5,000 shares of the Company's Common Stock at $4.56 per share. These options expired unexercised in January 1998. During 1995, the Company granted to a consultant options to purchase 10,000 shares of the Company's Common Stock, expiring in October 2000, exercisable at $1.44 per share, none of which have been exercised.

In addition, at December 31, 1998, there were 90,000 options outstanding and shares reserved under the plan referred to in Note 3.

10.   Income Taxes

As of December 31, 1998, the Company had available for income tax reporting purposes net operating loss carryforwards in the amount of approximately $59,900,000, expiring from 1998 through 2018, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, the Company has investment tax credits and research and development credits in the amounts of $50,000 and $2,300,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1998 through 2018.

The Company follows SFAS No. 109, "Accounting for Income Taxes." Given the Company's past history of incurring operating losses, management believes that it is more likely than not that any deferred tax assets that are recognizable under SFAS No. 109 will not be recoverable. As of December 31, 1998 and 1997, under SFAS No. 109, the Company had deferred tax assets of approximately $26,300,000 and $23,400,000, respectively, subject to valuation allowances of $26,300,000 and $23,400,00, respectively. The deferred tax assets are generated primarily as a result of the Company's net operating losses and tax credits. The Company's ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382.

11.   Employee Benefit Plan

The Company maintains a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to a maximum for each employee of $10,000 for 1998 and $9,500 for 1997 and 1996. The Company's discretionary matching contribution expense for 1998 and 1997 was approximately $43,000 and $42,000, respectively. There was no matching contribution for 1996.

12.    Research and Licensing Revenue

In June 1995, the Company entered into a joint venture agreement effective as of March 1996, with the Qingdao General Pharmaceutical Company and its Huanghai factory for the production and marketing of Calcitonin in China. Under the agreement, it was intended that the Chinese partners would finance the project, including the construction and operation of a dedicated manufacturing facility in China which would utilize the non-proprietary aspects of the Company's production technology. Unigene would provide the joint venture with technology and training as well as the Company's proprietary enzyme at a discounted price. Unigene would receive a combination of fixed fees and annual royalties based upon sales of the end product. This joint venture contributed $300,000 to 1996 revenues. It is uncertain whether or not the Company will be able to recognize revenue from the sales of its products in China.

In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral Calcitonin technology. Upon execution of the agreement, the Company received $6 million in payments from Warner-Lambert, consisting of a $3 million licensing fee and a $3 million equity investment by Warner-Lambert (695,066 shares of Common Stock were purchased at a price of approximately $4.32 per share). Under the terms of the license agreement, the Company is eligible to receive up to $48.5 million in additional payments during the course of the development program if specified milestones are achieved. Several milestones were achieved during 1998, resulting in payments to the Company and the recognition of revenue totaling $5 million. An additional milestone was achieved in February 1999, resulting in a payment to the Company of $2.5 million. An additional $8 million would be received if other milestones are achieved prior to the commencement of Phase I clinical studies in the U.S. If the product is successfully commercialized, the Company also would receive revenue from the sale of raw material to Warner-Lambert and royalties on product sales by Warner-Lambert and its affiliates. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis.

13.    Settlement of Contractual Right

In February 1997, the Company issued an aggregate of 490,000 shares of Common Stock to the holders of the Company's 9.5% Senior Secured Convertible Debentures in consideration for the cancellation of an obligation of the Company to pay to the holders a fee equal to 2% of the sum of the market value as of December 31, 1998 of all of the Company's outstanding shares of Common Stock plus the principal amount of all outstanding debt of the Company, less its cash on deposit, up to a maximum fee of $3,000,000. The expense associated with this transaction was valued at $1,669,063, based on a closing price of the Common Stock of $3.40625 on February 7, 1997.

14.    Liquidity

The Company has incurred annual operating losses since its inception and, as a result, at December 31, 1998 has an accumulated deficit of approximately $61,331,000 and has a working capital deficiency of approximately $1,805,000. Such results raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. The Company's cash requirements have increased to approximately $10 to $11 million per year with the opening of its peptide manufacturing facility.

After the receipt in February 1999 of the $2.5 million milestone payment from Warner-Lambert, management believes that the Company currently has sufficient financial resources to sustain its operations at the current level through the first half of the second quarter of 1999. The Company will require additional funds to ensure continued operations beyond that time. If the various milestones in the Warner-Lambert agreement cannot be achieved on a timely basis, the Company may need outside financing to sustain its operations in the near term.

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

While the Company believes that the Warner-Lambert licensing transaction will satisfy the Company's liquidity requirements over the near-term, satisfying the Company's long-term liquidity requirements will require the successful commercialization of the product licensed to Warner-Lambert or one of its other Calcitonin products.

                                    PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               Not applicable.

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth information with respect to the six directors of the Company:

                                                     Served Continuously
Name                              Age                 as Director Since
----                             -----                -----------------

Warren P. Levy (1) (2)             47                         1980
Ronald S. Levy (1) (3)             50                         1980
Jay Levy (1) (4)                   75                         1980
Robert F. Hendrickson (5)          66                         1997
Robert G. Ruark (6)                57                         1993
Allen Bloom (7)                    55                         1998

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

(4) Mr. Jay Levy, a founder of the Company, has served as Chairman of the Board of Directors and Treasurer of the Company since its formation in November 1980. Mr. Levy is a part-time employee of the Company and devotes approximately 15% of his time to the Company. From 1985 through February 1991, he served as the principal financial advisor to the Estate of Nathan Cummings and its principal beneficiary, The Nathan Cummings Foundation, Inc., a large charitable foundation. For the seventeen years prior thereto, he performed similar services for the late Nathan Cummings, a noted industrialist and philanthropist.

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

(6) Mr. Robert G. Ruark has been an independent consultant since June 1993. Prior thereto, he had been employed by Merck and Co., Inc., for 25 years in legal and administrative capacities. Mr. Ruark, an attorney, has extensive experience in international licensing and business development. When he retired in 1993, Mr. Ruark was Vice President of the Merck Human Health Division.

(7) Dr. Allen Bloom, a patent attorney, has been a partner in Dechert Price & Rhoads, a law firm, for the past five years where he established and heads the patent practice group which focuses on biotechnology, pharmaceuticals and medical devices. For the nine years prior thereto, he was Vice President, General Counsel and Secretary of The Liposome Company, Inc., a biotechnology company. His responsibilities there included patent, regulatory and licensing activities. Dr. Bloom holds a Ph.D. in Organic Chemistry from Iowa State University.

Information  concerning the Executive  Officers of the Registrant is included in
Item I of Part I above, in the section entitled "Executive Officers of the Registrant".

Item 11. Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Executive compensation for 1998 was determined by the Board of Directors of the Company consisting of Messrs. Warren P. Levy, Ronald S. Levy, Jay Levy, Robert
F. Hendrickson, Robert G. Ruark, and Allen Bloom.

Three of the six member Board of Directors, Warren P. Levy, Ronald S. Levy and Jay Levy, are executive officers of the Company. Jay Levy is the father of Warren and Ronald Levy.

During 1995, Warren P. Levy, Ronald S. Levy, Jay Levy, and another family member loaned a total of $1,905,000 to the Company, of which $1,850,000 is secured by liens on the Fairfield plant and equipment and the Boonton manufacturing equipment. The notes bear interest at the Merrill Lynch Margin Loan Rate plus
 .25% (8.125% at March 1, 1999). A total of $440,000 in principal payments were made during 1996. In 1997, an aggregate of $200,000 in principal amount of these loans was converted into 57,200 shares of Common Stock. In 1998, an aggregate of $225,000 in principal amount of these loans was converted into 163,635 shares of Common Stock, leaving an outstanding balance of $1,040,000 at December 31, 1998. No interest has been paid to date. See Note 3 to the Financial Statements.

EXECUTIVE COMPENSATION

The following table sets forth, for the years 1998, 1997 and 1996, compensation paid to the Chief Executive Officer of the Company and to each other executive officer whose compensation in 1998 exceeded $100,000, for services rendered by such executive officers in all capacities in which they served:

                                                                      SUMMARY COMPENSATION TABLE
                                                                                                                   All Other
                                Annual Compensation                      Long Term Compensation                Compensation (1)
                                -------------------                      ----------------------                ---------------
                                                                                Awards          Payouts
                                                                   ------------------------     -------
                                                                      Other       Restricted
Name and                                                              Annual        Stock        Options/         LTIP
Principal Position         Year      Salary           Bonus        Compensation     Award          SARs          Payouts
------------------         ----      ------           -----        ------------     -----          ----          -------
 Warren P. Levy,           1998     $146,231        $    -0-        $    -0-       $   -0-      $     -0-       $    -0-     $13,830
 President, Chief          1997      145,549             -0-             -0-           -0-            -0-            -0-      13,810
 Executive Officer         1996      145,454             -0-             -0-           -0-            -0-            -0-      13,806
 and Director


Dr. Ronald S. Levy,        1998      141,618             -0-             -0-           -0-            -0-            -0-      16,792
 Vice President and        1997      140,895             -0-             -0-           -0-            -0-            -0-      16,756
 Director                  1996      140,889             -0-             -0-           -0-            -0-            -0-      16,746


(1) Represents premium paid by the Company on executive split-dollar life insurance.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL STOCKHOLDERS

As of March 2, 1999 the following were the only persons known by the Company to beneficially own more than 5 percent of the outstanding shares of Common Stock. The Company has no other class of voting securities outstanding.

Name and Address of                   Amount of Beneficial        Percentage of
 Beneficial Owner                     Ownership               Outstanding Shares
 ----------------                     ---------               ------------------
The Tail Wind Fund, Ltd. (1)              3,679,816                  8.5%
Windermere House
404 East Bay Street
P.O. Box SS-5539
Nassau, Bahamas

Loews Corporation (2)                    3,000,000                   7.4%
CNA Plaza
Chicago, IL  60685

---------

(1) Tail Wind is the holder of 5% Convertible Debentures that are convertible into Common Stock and Warrants to purchase Common Stock at a variable conversion price that is tied to the market price of the Common Stock. The amount and percentage of shares shown as beneficially owned consist of 70,802 shares of Common Stock; 6,564 shares of Common Stock issuable upon exercise of warrants owned by Tail Wind; and 3,602,450 shares of Common Stock issuable upon (a) conversion of 5% Convertible Debentures in the principal amount of $3,800,000 owned by Tail Wind and (b) exercise of warrants issuable upon conversion of such debentures, which 3,602,450 shares is the maximum number issuable under the terms of the debentures. Tail Wind has reported that it has sole voting and sole dispositive power with respect to such shares.

(2) Based on information furnished by Loews Corporation in a Schedule 13G, dated March 4, 1997, filed with the Securities and Exchange Commission in which it reports that the securities, which consist of 2,000,000 shares of Common Stock and warrants to purchase 1,000,000 shares of Common Stock, are owned by Continental Casualty Company, which is owned by CNA Financial Corp., a company in which Loews Corporation has an 84% equity interest.

SECURITY OWNERSHIP OF MANAGEMENT

On March 2, 1999, the directors and executive officers listed below, and all officers and directors as a group, beneficially owned the following number of shares of Common Stock (including shares of Common Stock issuable upon the exercise of stock options). Unless otherwise indicated, each such beneficial owner has reported sole voting power and sole dispositive power with respect to the shares.

                                              Common Stock of the Company
                             ---------------------------------------------------
   Name of                   Amount and Nature of                   Percent of
Beneficial Owner             Beneficial Ownership (1)                  Class
----------------             -----------------------               ------------
Warren P. Levy                     1,780,545   (2)                   4.5%
Ronald S. Levy                     1,795,545   (2)                   4.5%
Jay Levy                             523,095   (2)                   1.3%
Robert F. Hendrickson                 35,000   (3)                   0.1%
Robert G. Ruark                       30,000   (4)                   0.1%
Allen Bloom                           11,000   (5)                     --
Officers and Directors
   as a Group (6 persons)          4,175,185   (2) (6)              10.5%

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

(3) Includes 20,000 shares of Common Stock which Mr. Hendrickson has the right to acquire pursuant to stock options which are exercisable immediately.

(4) Consists solely of shares of Common Stock which Mr. Ruark has the right to acquire pursuant to stock options which are exercisable immediately.

(5) Includes 10,000 shares of Common Stock which Mr. Bloom has the right to acquire pursuant to stock options which are exercisable on May 1, 1999.

(6) Includes an aggregate of 60,000 shares of Common Stock which such persons have the right to acquire pursuant to stock options which are exercisable immediately or by May 1, 1999.

Item 13.          Certain Relationships and Related Transactions.

Information  concerning the Executive  Officers of the Registrant is included in
Item 11 of Part III above, under the section entitled "Compensation Committee Interlocks and Insider Participation".

                                     PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

             (a) (1).    Financial Statements
             See Item 8.

             (a) (2).    Financial Statement Schedules.

             None.

             (b)         Exhibits.

             See Index to Exhibits which appears on Pages 42 - 44.

             (c) Reports on Form 8-K:

             The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES
                              --------------------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIGENE LABORATORIES, INC.


March 31, 1999                             /s/ Warren P. Levy
                                           ------------------
                                           Warren P. Levy, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 1999                               /s/ Warren P. Levy
                                             ------------------
                                             Warren P. Levy, President,
                                             Chief Executive Officer and
                                             Director

March 31, 1999                               /s/ Jay Levy
                                             -------------
                                             Jay Levy, Treasurer,
                                             Chief Financial Officer, Chief
                                             Accounting Officer and Director

March 31, 1999                               /s/ Ronald S. Levy
                                             ------------------
                                             Ronald S. Levy, Secretary,
                                             Vice President and Director

March 31, 1999                               /s/ Robert F. Hendrickson,
                                             --------------------------
                                             Robert F. Hendrickson,
                                             Director

March 31, 1999                               /s/ Robert G. Ruark
                                             -------------------
                                             Robert G. Ruark, Director

March 31, 1999                               /s/ Allen Bloom
                                             ---------------
                                             Allen Bloom, Director

                                INDEX TO EXHIBITS
                          -----------------------------

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

4.2      Specimen Certificate for Common Stock, par value $.01 per share. (1)

10.1 Lease agreement between the Company and Fulton Street Associates, dated May 20, 1993. (3)

10.2* 1994 Employee Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement dated April 28, 1994, which is set forth as Appendix A to Exhibit 28 to the Company's Form 10-K for the year ended December 31, 1993).

10.3* 1994 Outside Directors Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement dated April 28, 1994 which is set forth as Appendix B to Exhibit 28 to the Company's Form 10-K for the year ended December 31, 1993).

10.4 Mortgage and Security Agreement between the Company and Jean Levy dated February 10, 1995. (4)

10.5 Loan and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated March 2, 1995. (4)

10.6 Non-Competition Agreements with Warren P. Levy and Ronald S. Levy dated May 29, 1987. (1)

10.7* Split Dollar Agreement dated September 30, 1992 between Unigene Laboratories, Inc. and Warren P. Levy. (2)

10.8* Split Dollar Agreement dated September 30, 1992 between Unigene Laboratories, Inc. and Ronald S. Levy. (2)

10.9 Loan and Security Agreement between the Company and Dejufra, Inc. dated March 15, 1995. (4)

10.10 Amendment to Loan Agreement and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated March 20, 1995.
         (4)

10.11    Registration   Rights   Agreement   between   the  Company  and  Swartz
         Investments, LLC dated March 12, 1996. (5)

10.12 Amendment to Loan and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated June 29, 1995. (5)

10.13 Promissory Note between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated June 29, 1995. (5)

10.14 Registration Rights Agreement, dated October 11, 1996, among the Company, BT Securities Corporation and the purchasers named therein (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.15 Letter Agreement dated as of February 7, 1997 among Unigene Laboratories, Inc., Olympus Securities, Ltd. and Nelson Partners (incorporated by reference to exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.16 License Agreement, dated as of July 15, 1997, between the Company and Warner-Lambert Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated July 15, 1997).

10.17 Stock Purchase Agreement, dated as of July 15, 1997, between the Company and Warner-Lambert Company (the "Warner-Lambert Agreement") (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated July 15, 1997).

10.18 Purchase Agreement, dated June 29, 1998, between the Company and The Tail Wind Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30,
         1998).

10.19 Registration Rights Agreement, dated June 29, 1998, between the Company and The Tail Wind Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1998).

23       Consent of KPMG LLP.

27       Financial Data Schedules
---------------------------

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