Form 10-Q
period 1999-03-31
UNIGENE LABORATORIES INC
filed 1999-05-17
CIK 352747

FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999



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

Common Stock, $.01 Par Value--40,122,421 shares as of May 7, 1999

                                      INDEX


                           UNIGENE LABORATORIES, INC.




PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-
    March 31, 1999 and December 31, 1998

Condensed statements of operations-
    Three months ended March 31, 1999 and 1998

Condensed statements of cash flows-
    Three months ended March 31, 1999 and 1998

Notes to condensed financial statements-
    March 31, 1999

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About
    Market Risk

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                                 UNIGENE LABORATORIES, INC.
                                  CONDENSED BALANCE SHEETS

                                                              March 31       December  31
                                                                1999               1998
                                                            ------------      ------------
ASSETS                                                       (Unaudited)
Current assets:
    Cash and cash equivalents .........................     $    589,532      $    402,664
    Prepaid expenses ..................................          297,936           317,823
    Other current assets ..............................          667,323           887,904
                                                            ------------      ------------
         Total current assets .........................        1,554,791         1,608,391

Property, plant and equipment-net
    of accumulated depreciation and amortization ......        7,737,573         8,085,250
Patents and other intangibles, net ....................        1,200,932         1,206,018
Other assets ..........................................          597,670           664,434
                                                            ------------      ------------
                                                            $ 11,090,966      $ 11,564,093
                                                            ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..................................     $  1,060,184      $    982,752
    Accrued expenses ..................................        1,124,786         1,329,199
    Notes payable - stockholders ......................        1,040,000         1,040,000
    Current portion-capital lease obligations .........           61,464            61,464
                                                            ------------      ------------
  Total current liabilities ...........................        3,286,434         3,413,415

5% convertible debentures .............................        3,753,788         3,802,807
Capital lease obligations, excluding current portion ..          106,015           127,783

   Stockholders' equity:
    Common stock-par value $.01 per share;
       authorized 60,000,000 shares, issued
       39,628,308 shares in 1999 and 39,384,822 in 1998          396,283           393,848
    Additional paid-in capital ........................       65,444,364        65,158,403
    Accumulated deficit ...............................      (61,894,887)      (61,331,132)
    Less: Treasury stock, at cost, 7,290 shares .......           (1,031)           (1,031)
                                                            ------------      ------------
         Total stockholders' equity ...................        3,944,729         4,220,088
                                                            ------------      ------------
                                                            $ 11,090,966      $ 11,564,093
                                                            ============      ============

See notes to condensed financial statements .

                                 UNIGENE LABORATORIES, INC.
                             CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                           Three Months Ended
                                                               March 31
                                                    -------------------------------
                                                         1999              1998
                                                    ------------      -------------

Licensing and other revenue ....................    $  2,500,172      $  2,011,715
                                                    ------------      ------------
Operating expenses:
    Research and development ...................       2,373,643         2,150,314

    General and administrative .................         476,236           489,186
                                                    ------------      ------------
                                                       2,849,879         2,639,500
                                                    ------------      ------------
Operating loss .................................        (349,707)         (627,785)
                                                    ------------      ------------
Other income (expense):
   Interest/other income .......................          10,953            30,340
   Interest expense ............................        (225,001)          (51,255)
                                                    ------------      ------------
                                                        (214,048)         ( 20,915)
                                                    ------------      ------------
Net loss .......................................    $   (563,755)     $   (648,700)
                                                    ============      ============
Net loss per share, basic ......................    $       (.01)     $       (.02)
                                                    ============      ============
Net loss per share, diluted ....................    $       (.01)     $       (.02)
                                                    ============      ============
Weighted average number of shares outstanding ..      39,558,201        38,510,432
                                                    ============      ============


See notes to condensed financial statements.

                                 UNIGENE LABORATORIES, INC.
                             CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                     Three Months Ended
                                                                         March 31
                                                                -----------------------------
                                                                    1999            1998
                                                                -----------      -----------
       Net cash provided by (used for) operating activities     $   187,880      $  (448,637)
                                                                -----------      -----------
Investing activities:

    Purchase of equipment and furniture ...................         (28,413)         (78,759)
    (Increase) decrease in patents
      and other assets ....................................          50,079          (37,119)
    Construction of leasehold improvements ................            (910)            --
                                                                -----------      -----------
                                                                     20,756         (115,878)
                                                                -----------      -----------
Financing activities:

    Repayment of capital lease obligations ................         (21,768)            --
                                                                -----------      -----------

Net increase (decrease) in cash and cash equivalents ......         186,868         (564,515)

Cash and cash equivalents at beginning of year ............         402,664        2,126,327
                                                                -----------      -----------
Cash and cash equivalents at end of period ................     $   589,532      $ 1,561,812
                                                                ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Conversion of convertible debentures and
   accrued interest into Common Stock .....................     $   301,096      $      --
                                                                ===========      ===========

Cash paid for interest ....................................     $     4,600      $       500
                                                                ===========      ===========

See notes to condensed financial statements.

                                 UNIGENE LABORATORIES, INC.
                          NOTES TO CONDENSED FINANCIAL STATEMENTS
                                       MARCH 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - CONVERTIBLE DEBENTURES

During January 1999, $200,000 of principal amount of the Company's 5% Convertible Debentures, due December 31, 2001, were converted into (a) 164,102 shares of Common Stock and (b) warrants, expiring January 29, 2004, to purchase 6,564 shares of Common Stock at an exercise price of $1.52 per share. In addition, the Company issued 79,384 shares of Common Stock as payment of interest on the 5% Convertible Debentures in lieu of a cash interest payment in the amount of $101,000.

NOTE C - LIQUIDITY

The Company has incurred annual operating losses since its inception and, as a result, at March 31, 1999 had an accumulated deficit of approximately $61,895,000 and a working capital deficiency of approximately $1,732,000. The independent auditors' report covering the Company's 1998 financial statements includes an explanatory paragraph that states the above factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue for the first quarter of 1999 increased 24% to $2,500,000 from $2,012,000 in the first quarter of 1998. Revenue for both periods consisted primarily of milestone payments from Warner-Lambert Company, as the result of the achievement of benchmarks in the development of an oral calcitonin product for treating osteoporosis under a July 1997 licensing agreement.

Research and development, the Company's largest expense, increased 10% from $2,150,000 to $2,374,000 for the three months ended March 31, 1999, as compared to the same period in 1998. The increase was primarily attributable to expenses incurred in 1999 related to the Company's filing of a Type II Variation in Europe for its injectable calcitonin product, as well as to development expenses related to its nasal calcitonin product.

General and administrative expenses decreased 3% from $489,000 to $476,000 for the three months ended March 31, 1999, as compared to the same period in 1998. The decrease was primarily due to reductions in public relations expenses and professional fees.

Interest and other income decreased $19,000 for the three months ended March 31, 1999, as compared to the same period in 1998, due to reduced funds available for investment in 1999.

Interest expense increased $174,000 or 339% in 1999 from 1998. The 1999 increase principally was due to the amortization of the value of the beneficial conversion feature and related warrants of the Company's 5% Convertible Debentures in the amount of $151,000.

As a result of increased revenue, mostly offset by increased operating expenses and interest expense, net loss decreased $85,000 or 13% for the three months ended March 31, 1999, as compared to the corresponding period in 1998.

As of December 31, 1998, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $58,400,000, expiring from 1999 through 2018, which are available to reduce future earnings that would otherwise be subject to federal income taxes. For the three months ending March 31, 1999, the Company accumulated additional losses of approximately $564,000. In addition, the Company has investment tax credits and research and development credits in the amounts of $19,000 and $2,178,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1999 through 2018.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS 109 have been fully reserved. As of January 1, 1999, under SFAS 109, the Company had deferred tax assets of approximately $25,500,000, subject to a valuation allowance of $25,500,000. The deferred tax assets are primarily as a result of the Company's net operating losses and tax credits generated. For the three-month period ended March 31, 1999, the Company's deferred tax assets and valuation allowances each increased by approximately $226,000.

LIQUIDITY AND CAPITAL RESOURCES

There are currently no material commitments outstanding for capital expenditures relating to either the Boonton, New Jersey production facility or the Company's facility in Fairfield, New Jersey.

The Company, at March 31, 1999, had cash and cash equivalents of $590,000, an increase of $187,000 from December 31, 1998.

The Company has incurred annual operating losses since its inception and, as a result, at March 31, 1999 had an accumulated deficit of approximately $61,895,000 and a working capital deficiency of approximately $1,732,000. The independent auditors' report covering the Company's 1998 financial statements includes an explanatory paragraph that states the above factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to generate cash from operations will depend primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, receiving regulatory approval for its licensed products, and the commercial sale of these products.

In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral calcitonin technology. Upon execution of the agreement, the Company received $6 million in payments from Warner-Lambert, consisting of a $3 million licensing fee and a $3 million equity investment by Warner-Lambert (695,066 shares of Common Stock were purchased at a price of approximately $4.32 per share). Under the terms of the license agreement, the Company is eligible to receive up to an additional $48.5 million in milestone payments during the course of the development program if specified milestones are achieved. Through March 31, 1999, the Company had received an aggregate of $13.5 million from Warner-Lambert, $7.5 million of which represents milestone payments. These payments include a $2.5 million milestone payment in February 1999. The Company is eligible to receive an additional $8 million if other milestones are achieved prior to the commencement of Phase I clinical studies in the U.S. Early-stage milestones primarily relate to the product's performance characteristics, while the latter-stage milestones are primarily related to regulatory activities and approvals. If the product is successfully commercialized, the Company also would receive revenue from royalties on product sales by Warner-Lambert and its affiliates and from the sale of raw material to Warner-Lambert. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis. The Company is actively seeking other licensing and/or supply agreements with pharmaceutical companies for injectable and nasal forms of calcitonin. However, there is no assurance that any additional revenue-generating agreements will be signed.

The Company's cash requirements have increased to approximately $10-11 million per year with the opening of its peptide manufacturing facility and with three calcitonin products in various stages of development. In addition, the Company faces principal and interest obligations over the next several years under its outstanding 5% Convertible Debentures and other indebtedness. However, because of the conversion features of these debentures, a substantial portion is expected to be converted into Common Stock, thereby decreasing the amount of cash required for principal payments. The Company also may elect to pay interest on these debentures in Common Stock, which would decrease the amount of cash required for interest payments.

With the receipt of the $2.5 million from Warner-Lambert in February 1999, management believes that the Company currently has sufficient financial resources to sustain its operations at the current level through May 1999. The Company expects to achieve a number of additional milestones under the Warner-Lambert agreement during 1999, which will result in further payments. However, there can be no assurance as to when or if the Company will achieve such milestones. The Company is currently negotiating a secured debt financing, using its building and equipment as collateral. In addition, the Company is negotiating licensing agreements for its nasal and injectable calcitonin products. These agreements should provide short-term funds to the Company as well as milestone payments. The Company has also applied for the sale of its state tax benefits under a New Jersey program that went into effect on January 1, 1999, and which could provide the Company with up to $4 million. However, there can be no assurance that any of these transactions will be completed or, if completed, that the terms and timing of such transactions would provide sufficient funds to sustain operations at the current level.

While the Company believes that the transactions it currently is pursuing and the milestone payments under the Warner-Lambert agreement would satisfy the Company's liquidity requirements in the near term, satisfying the Company's long-term liquidity requirements will require the successful commercialization of its nasal or oral calcitonin product. In addition, the commercialization of its calcitonin products will require the Company to incur additional capital expenditures, including expenditures to expand or upgrade the Company's manufacturing operations to satisfy certain of its calcitonin supply obligations. However, neither the cost nor timing of such capital expenditures is determinable at this time.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in interest rates as the Company seeks debt financing to sustain its operations. The Company does not use derivative instruments or hedging to manage its exposures.

The information below summarizes the Company's market risks associated with debt obligations as of March 31, 1999. Fair values included herein have been estimated taking into consideration the nature and terms of each instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt without consideration as to conversion features. While convertible debentures may be converted to common stock beginning January 1999, the Company is unable to predict if and when such conversions may occur. Variable interest rates disclosed represent the rates at March 31, 1999.

                                          Estimated                                                         Year of Maturity
                                             Fair            Carrying         ----------------------------------------------------
                                            Value              Amount              1999       2000        2001       2002     2003
                                            ------             ------              ----       ----        ----       ----     ----
Notes payable - stockholders             $1,040,000          1,040,000        1,040,000         --         --         --       --
Variable interest rate                                                            8.125%        --         --         --       --

5% convertible debentures                $4,000,000          3,753,788              --          --     3,800,000      --       --
Fixed interest rate (1)                                                               5%          5%           5%     --       --

(1) At the option of the Company, interest payments may be made using the Company's Common Stock.

                     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of the Company, or industry results, to be materially different from any future results, performance or activities expressed or implied by such forward-looking statements. Such factors include: general economic and business conditions, the financial condition of the Company, including the Company's need for and success in securing additional financing, competition, the Company's dependence on other companies to commercialize, manufacture and sell products using the Company's technologies, the uncertainty of results of preclinical and clinical testing, the risk of product liability and liability for human clinical trials, the Company's dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals of the Company's products and other factors discussed in the Company's various filings with the Securities and Exchange Commission, including the Company's Annual Report or Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (a)       Not applicable.

         (b)       Not applicable.

         (c)       Recent Sales of Unregistered Securities.

In January 1999, the Company issued 79,384 shares of Common Stock as payment of approximately $101,000 in accrued interest on the Company's 5% Convertible Debentures due December 31, 2001. All of such shares were issued by the Company without registration in reliance on an exemption under Section 4 (2) of the Securities Act.

In January 1999, the Company issued 164,102 shares of Common Stock upon the conversion of $200,000 in principal amount of the Company's 5% Convertible Debentures due December 31, 2001. All of such shares were issued by the Company without registration in reliance on an exemption under Section 3(a)(9) of the Securities Act.

         (d)       Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:  None

         (b)      Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNIGENE LABORATORIES, INC.
                                            -----------------------
                                                     (Registrant)


                                            /s/ Warren P. Levy
May 17, 1999                                -----------------------
                                            Warren P. Levy, President
                                            (Chief Executive Officer)


                                            /s/ Jay Levy
May 17, 1999                                -----------------------
                                            Jay Levy, Treasurer
                                            (Chief Financial Officer and
                                             Chief Accounting Officer)