Form 10-Q
period 1999-06-30
UNIGENE LABORATORIES INC
filed 1999-08-16
CIK 352747

FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1999


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

Common Stock, $.01 Par Value - 41,174,329 shares as of August 1, 1999

                                      INDEX


                           UNIGENE LABORATORIES, INC.




PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-
    June 30, 1999 and December 31, 1998

Condensed statements of operations-
    Three months and six months ended June 30, 1999 and 1998

Condensed statements of cash flows-
    Six months ended June 30, 1999 and 1998

Notes to condensed financial statements-
    June 30, 1999

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About
    Market Risk

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Item 4.  Submission of Matters to a Vote of
                  Security Holders

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------
                                UNIGENE LABORATORIES, INC.
                                 CONDENSED BALANCE SHEETS

                                                                June 30       December 31
                                                                 1999              1998
                                                            ------------      ------------
ASSETS                                                       (Unaudited)
Current assets:
    Cash and cash equivalents .........................     $    571,249      $    402,664
    Prepaid expenses ..................................          141,242           317,823
    Other current assets ..............................          664,102           887,904
                                                            ------------      ------------
         Total current assets .........................        1,376,593         1,608,391

Property, plant and equipment-net
    of accumulated depreciation and amortization ......        7,396,285         8,085,250
Patents and other intangibles, net ....................        1,231,027         1,206,018
Other assets ..........................................          494,339           664,434
                                                            ------------      ------------
                                                            $ 10,498,244      $ 11,564,093
                                                            ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..................................     $  1,559,068      $    982,752
    Accrued expenses ..................................        1,434,233         1,329,199
    Notes payable - stockholders ......................        2,640,000         1,040,000
    Current portion-capital lease obligations .........           61,464            61,464
                                                            ------------      ------------
  Total current liabilities ...........................        5,694,765         3,413,415

5% convertible debentures .............................        2,800,000         3,802,807
Capital lease obligations, excluding current portion ..           99,657           127,783

   Stockholders' equity:
    Common stock-par value $.01 per share;
       authorized 60,000,000 shares, issued
       41,085,766 shares in 1999 and 39,384,822 in 1998          410,858           393,848
    Additional paid-in capital ........................       66,366,492        65,158,403
    Accumulated deficit ...............................      (64,872,497)      (61,331,132)
    Less: Treasury stock, at cost, 7,290 shares .......           (1,031)           (1,031)
                                                            ------------      ------------
         Total stockholders' equity ...................        1,903,822         4,220,088
                                                            ------------      ------------
                                                            $ 10,498,244      $ 11,564,093
                                                            ============      ============

See notes to condensed financial statements.

                                        UNIGENE LABORATORIES, INC.
                                    CONDENSED STATEMENTS OF OPERATIONS
                                               (Unaudited)



                                             Three Months Ended                  Six Months Ended
                                                 June 30                              June 30
                                      ------------------------------      ------------------------------
                                           1999              1998              1999             1998
                                      ------------      ------------      ------------      ------------
Licensing and other revenue .....     $     26,670      $        142      $  2,526,842      $  2,011,857
                                      ------------      ------------      ------------      ------------
Operating expenses:

    Research and development ....        2,236,316         2,256,358         4,609,959         4,406,672

    General and administrative ..          615,897           568,342         1,092,133         1,057,528
                                      ------------      ------------      ------------      ------------

                                         2,852,213         2,824,700         5,702,092         5,464,200
                                      ------------      ------------      ------------      ------------

Operating loss ..................       (2,825,543)       (2,824,558)       (3,175,250)       (3,452,343)
                                      ------------      ------------      ------------      ------------
Other income (expense):

   Interest income ..............            4,589            13,754            15,542            44,094

   Interest expense .............         (156,656)          (57,023)         (381,657)         (108,278)
                                      ------------      ------------      ------------      ------------

                                          (152,067)          (43,269)         (366,115)          (64,184)


Net loss ........................     $ (2,977,610)     $ (2,867,827)     $ (3,541,365)     $ (3,516,527)
                                      ============      ============      ============      ============

Net loss per share, basic .......     $       (.07)     $       (.07)     $       (.09)     $       (.09)
                                      ============      ============      ============      ============
Net loss per share, diluted .....     $       (.07)     $       (.07)     $       (.09)     $       (.09)
                                      ============      ============      ============      ============

Weighted average number of shares
 outstanding ....................       40,109,449        38,528,152        39,835,348        38,519,341
                                      ============      ============      ============      ============

See notes to condensed financial statements.

                                UNIGENE LABORATORIES, INC.
                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                  Six Months Ended
                                                                       June 30
                                                             ----------------------------
                                                                 1999             1998
                                                             -----------      -----------

Net cash used for operating activities .................     $(1,349,104)     $(2,084,404)
                                                             -----------      -----------
Investing activities:

    Purchase of equipment and furniture ................         (62,625)        (200,661)
    (Increase) decrease in patents
      and other assets .................................          12,450          (91,638)
    Construction of leasehold and  building improvements          (4,010)          (2,484)
                                                             -----------      -----------
                                                                 (54,185)        (294,783)
                                                             -----------      -----------
Financing activities:
    Issuance of notes payable-stockholders..............       1,600,000               --
    Issuance of debt, net of related expenses ..........            --          3,779,258
    Exercise of stock options and warrants .............            --             21,063
    Repayment of capital lease obligations .............         (28,126)            --
                                                             -----------      -----------
                                                               1,571,874        3,800,321
                                                             -----------      -----------

Net increase in cash and cash equivalents ..............         168,585        1,421,134

Cash and cash equivalents at beginning of year .........         402,664        2,126,327
                                                             -----------      -----------
Cash and cash equivalents at end of period .............     $   571,249      $ 3,547,461
                                                             ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Conversion of convertible debentures and
   accrued interest into Common Stock ..................     $ 1,301,096      $      --
                                                             ===========      ===========

Cash paid for interest .................................     $     9,041      $    30,287
                                                             ===========      ===========

See notes to condensed financial statements

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - CONVERTIBLE DEBENTURES

During January 1999, $200,000 of principal amount of the Company's 5% Convertible Debentures, due December 31, 2001, were converted into (a) 164,102 shares of Common Stock and (b) warrants, expiring January 29, 2004, to purchase 6,564 shares of Common Stock at an exercise price of $1.52 per share. In addition, the Company issued 79,384 shares of Common Stock as payment of interest on the 5% Convertible Debentures in lieu of a semi-annual cash interest payment in the amount of $101,000.

During the second quarter of 1999, $1,000,000 of principal amount of the Company's 5% Convertible Debentures, due December 31, 2001, were converted into
(a) 1,457,458 shares of Common Stock and (b) warrants, expiring April - June 2004, to purchase an aggregate of 58,298 shares of Common Stock at exercise prices ranging from $.78 to $1.15 per share.

NOTE C - NOTES PAYABLE - STOCKHOLDERS

During the second quarter of 1999 (a) Jay Levy, a director and officer of the Company, loaned the Company $1,500,000 evidenced by demand notes bearing interest at 6% per year, and (b) Warren Levy and Ronald Levy, directors and officers of the Company, loaned the Company $100,000 evidenced by demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus .25% (8.125% at June 30, 1999) (the "Floating Rate"). All of these loans were classified as current liabilities as of June 30, 1999. In July and August of 1999, (a) Warren Levy and Ronald Levy loaned the Company an additional $30,000 evidenced by demand notes bearing interest at the Floating Rate, (b) Jay Levy loaned the Company an additional $370,000 evidenced by term notes maturing January 2002 and bearing interest at 6% per year, and (c) the $1,500,000 of demand notes evidencing loans made by Jay Levy in the second quarter were converted into 6% term notes maturing January 2002. The Company has granted Jay Levy a security interest in all of its equipment and a mortgage on its real property to secure payment of the term notes which are senior to all notes payable to Warren Levy and Ronald Levy. The Company is required to make installment payments on the term notes commencing in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month.

NOTE D - LIQUIDITY

The Company has incurred annual operating losses since its inception and, as a result, at June 30, 1999 had an accumulated deficit of approximately $64,872,000 and a working capital deficiency of approximately $4,318,000. The independent auditors' report covering the Company's 1998 financial statements includes an explanatory paragraph that states the above factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In August 1999, the Company and Warner-Lambert successfully concluded their second pilot human study for their oral calcitonin formulation. This milestone will result in a payment to the Company of $2.5 million, which is expected to be received during the third quarter of 1999.

With the receipt of $2 million in stockholder loans during the second and third quarters of 1999, in addition to the upcoming $2.5 million payment from Warner-Lambert in the third quarter, management believes that the Company will have sufficient financial resources to sustain its operations at the current level into the fourth quarter of 1999. The Company expects to achieve additional milestones under the Warner-Lambert agreement during 1999, which will result in further payments. However, there can be no assurance as to when or if the Company will achieve such milestones. The Company is currently negotiating licensing agreements for its nasal and injectable calcitonin products. These agreements could provide short-term funds to the Company in upfront payments as well as milestone payments. The Company has executed an agreement for the sale of its state tax benefits under a New Jersey program which allows certain New Jersey taxpayers to sell their state tax benefits to third-parties. This sale should provide the Company with a total of approximately $4 million, although the Company's application for the sale is subject to final approval by the NJ Economic Development Authority. These tax benefit proceeds should be received in 1999 and 2000. However, there can be no assurance that any of these transactions will be completed or, if completed, that the terms and timing of such transactions would provide sufficient funds to sustain operations at the current level.

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

NOTE E - DIRECTORS STOCK OPTION PLAN

At the Company's June 23, 1999 Annual Meeting, the stockholders approved the adoption of a new Directors Stock Option Plan (the "New Plan") to replace the 1994 Outside Directors Stock Option Plan (the "1994 Plan"). Under the New Plan, each person elected to the Board after June 23, 1999,who is not an employee will receive, on the date of his initial election, an option to purchase 21,000 shares of Common Stock. In addition, on May 1st of each year, commencing May 1, 1999, each non-employee director will receive an option to purchase 10,000 shares of Common Stock if he has served as a non-employee director for at least six months prior to the May 1st grant. Each option granted under the New Plan will have a ten-year term and the exercise price of each option will be equal to the market price of the Common Stock on the date of the grant. A total of 350,000 shares of Common Stock are reserved for issuance under the New Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue for the first half of 1999 increased 26% to $2,527,000 from $2,012,000 in the first half of 1998. Revenue for both periods consisted primarily of milestone payments from Warner-Lambert Company, as the result of the achievement of benchmarks in the development of an oral calcitonin product for treating osteoporosis under a July 1997 licensing agreement. Revenues for the three month periods ended June 30, 1999 and June 30, 1998 were minimal.

Research and development, the Company's largest expense, decreased 1% from $2,256,000 to $2,236,000 for the three months ended June 30, 1999, as compared to the same period in 1998. The decrease was primarily attributable to regulatory expenses incurred in 1998 related to the Company's injectable calcitonin product, partially offset by development expenses in 1999 related to the Company's nasal calcitonin product. Research and development expenses increased 5% from $4,407,000 to $4,610,000 for the six months ended June 30, 1999, as compared to the same period in 1998. The increase was primarily attributable to 1999 development expenses related to the Company's nasal calcitonin product partially offset by a reduction in regulatory expenses incurred in 1998 related to the Company's injectable calcitonin product.

General and administrative expenses increased 8% from $568,000 to $616,000 and 3% from $1,058,000 to $1,092,000 for the three months and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The increases were primarily due to increased professional fees, partially offset by reductions in public relations and travel expenses.

Interest income decreased $9,000 and $29,000 for the three months and six months ended June 30, 1999, respectively, as compared to the same periods in 1998, due to reduced funds available for investment in 1999.

Interest expense increased $100,000 and $273,000 for the three months and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The 1999 increases principally were due to the amortization of the value of the beneficial conversion feature and related warrants of the Company's 5% Convertible Debentures in the amounts of $46,000 for the second quarter of 1999 and $197,000 for the first half of 1999.

As a result of increased operating expenses and interest expense, partially offset by an increase in licensing revenue, net loss increased $110,000 or 4% and $25,000 or 1% for the three months and six months ended June 30, 1999, respectively, as compared to the corresponding periods in 1998.

As of December 31, 1998, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $58,400,000, expiring from 1999 through 2018, which are available to reduce future earnings that would otherwise be subject to federal income taxes. For the six months ending June 30, 1999, the Company accumulated additional losses of approximately $3,541,000. In addition, the Company has investment tax credits and research and development credits in the amounts of $19,000 and $2,178,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1999 through 2018.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS 109 have been fully reserved. As of January 1, 1999, under SFAS 109, the Company had deferred tax assets of approximately $25,500,000, subject to a valuation allowance of $25,500,000. The deferred tax assets are primarily as a result of the Company's net operating losses and tax credits generated. For the six-month period ended June 30, 1999, the Company's deferred tax assets and valuation allowances each increased by approximately $1,416,000.

LIQUIDITY AND CAPITAL RESOURCES

There are currently no material commitments outstanding for capital expenditures relating to either the Boonton, New Jersey production facility or the Company's facility in Fairfield, New Jersey.

The Company, at June 30, 1999, had cash and cash equivalents of $571,000, an increase of $169,000 from December 31, 1998.

The Company has incurred annual operating losses since its inception and, as a result, at June 30, 1999 had an accumulated deficit of approximately $64,872,000 and a working capital deficiency of approximately $4,318,000. The independent auditors' report covering the Company's 1998 financial statements includes an explanatory paragraph that states the above factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future ability to generate cash from operations will depend primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, receiving regulatory approval for its licensed products, and the commercial sale of these products.

In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral calcitonin technology. Through June 30, 1999, the Company had received an aggregate of $13.5 million from Warner-Lambert in the form of an equity investment, a licensing fee and milestone payments. Under the terms of the license agreement, the Company is eligible to receive up to an additional $41 million in milestone payments during the course of the development program, of which $8 million would be received prior to the commencement of Phase I clinical studies in the U.S. if specified milestones are achieved. Early-stage milestones primarily relate to the product's performance characteristics, while the latter-stage milestones are primarily related to regulatory activities and approvals. If the product is successfully commercialized, the Company also would receive revenue from royalties on product sales by Warner-Lambert and its affiliates and from the sale of raw material to Warner-Lambert. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of calcitonin on a worldwide basis. The Company is actively seeking other licensing and/or supply agreements with pharmaceutical companies for injectable and nasal forms of calcitonin. However, there is no assurance that any additional revenue-generating agreements will be signed.

The Company's cash requirements are approximately $10-11 million per year due to the operations of its research and peptide manufacturing facilities and with three calcitonin products in various stages of development. In addition, the Company faces principal and interest obligations over the next several years under its outstanding notes payable to stockholders and 5% Convertible Debentures. However, because of the conversion features of the 5% Convertible Debentures, a substantial portion of this debt is expected to be converted into Common Stock, thereby decreasing the amount of cash required for principal payments. The Company also may elect to pay interest on these debentures in Common Stock, which would decrease the amount of cash required for interest payments.

During the second quarter of 1999 (a) Jay Levy, a director and officer of the Company, loaned the Company $1,500,000 evidenced by demand notes bearing interest at 6% per year, and (b) Warren Levy and Ronald Levy, directors and officers of the Company, loaned the Company $100,000 evidenced by demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus .25% (8.125% at June 30, 1999) (the "Floating Rate"). All of these loans were classified as current liabilities as of June 30, 1999. In July and August of 1999, (a) Warren Levy and Ronald Levy loaned the Company an additional $30,000 evidenced by demand notes bearing interest at the Floating Rate, (b) Jay Levy loaned the Company an additional $370,000 evidenced by term notes maturing January 2002 and bearing interest at 6% per year, and (c) the $1,500,000 of demand notes evidencing loans made by Jay Levy in the second quarter were converted into 6% term notes maturing January 2002. The Company has granted Jay Levy a security interest in all of its equipment and a mortgage on its real property to secure payment of the term notes which are senior to all notes payable to Warren Levy and Ronald Levy. The Company is required to make installment payments on the term notes commencing in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month.

In August 1999, the Company and Warner-Lambert successfully concluded their second pilot human study for their oral calcitonin formulation. This milestone will result in a payment to the Company of $2.5 million, which is expected to be received during the third quarter of 1999.

With the receipt of $2 million in stockholder loans during the second and third quarters of 1999, in addition to the upcoming $2.5 million payment from Warner-Lambert in the third quarter, management believes that the Company will have sufficient financial resources to sustain its operations at the current level into the fourth quarter of 1999.

The Company expects to achieve additional milestones under the Warner-Lambert agreement during 1999, which will result in further payments. However, there can be no assurance as to when or if the Company will achieve such milestones. The Company is currently negotiating licensing agreements for its nasal and injectable calcitonin products. These agreements could provide short-term funds to the Company in upfront payments as well as milestone payments. The Company has executed an agreement for the sale of its state tax benefits under a New Jersey program which allows certain New Jersey taxpayers to sell their state tax benefits to third-parties. This sale should provide the Company with a total of approximately $4 million, although the Company's application for the sale is subject to final approval by the NJ Economic Development Authority. These tax benefit proceeds should be received in 1999 and 2000. However, there can be no assurance that any of these transactions will be completed or, if completed, that the terms and timing of such transactions would provide sufficient funds to sustain operations at the current level.

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

YEAR 2000
---------

The Company has established a Year 2000 taskforce that is responsible for identifying and reviewing all of the Company's internal computer systems for Year 2000 compliance, including workstations, the accounting system, and the control systems for equipment in the Company's manufacturing and laboratory facilities. The taskforce is currently taking inventory of all critical and non-critical systems and has begun to test its systems and workstations for Year 2000 compliance. Of the systems and workstations tested so far, most have been found to be in compliance. Certain systems, such as the accounting and telephone systems have been brought into compliance. Of the workstations tested and found not to be in compliance, most have been updated to be compliant. The review and all testing should be completed during the third quarter of 1999. After the review and testing are completed, the taskforce will determine how to address any remediation necessary. The Company intends to repair or replace any noncompliant systems in a timely manner so that the business of the Company will not be adversely affected.

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

The Company has no material relationships with third party suppliers, to the extent that third party noncompliance could seriously disrupt operations. The Company could be significantly affected by Year 2000 noncompliance on the part of Warner-Lambert as the Company currently is dependent upon timely milestone payments from Warner-Lambert. In addition, the loss of the utility supply to the Company's laboratory, production and administrative facilities would cause a shut down of those facilities which, depending on the duration of the shut down, may have a material adverse impact on the Company's business. In addition, the loss of telecommunications services and banking services would, as is the case with all businesses, adversely affect the Company.

OTHER

The Company has been notified by the staff of the National Association of Securities Dealers that it currently does not meet all of the requirements for the continued listing of the Company's Common Stock on the Nasdaq National Market. The Company is appealing the staff decision and has developed and submitted to the Nasdaq Listing Qualifications Panel a plan by which it believes that it can regain compliance with the listing maintenance requirements. However, there is no assurance that the Panel will find the plan acceptable. Should the panel not accept the plan, the Common Stock will be delisted from trading on the Nasdaq National Market, which could have a material adverse effect on the price and liquidity of the Common Stock.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, will be effective for the Company's fiscal year beginning January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in interest rates as the Company seeks debt financing to sustain its operations. The Company does not use derivative instruments or hedging to manage its exposures.

The information below summarizes the Company's market risks associated with debt obligations as of June 30, 1999. Fair values included herein have been estimated taking into consideration the nature and terms of each instrument and the prevailing economic and market conditions at June 30, 1999. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. The informatin presented as to the convertible debentures is without consideration as to conversion features, as the Company is unable to predict if and when such conversions may occur. Variable interest rates disclosed represent the rates at June 30, 1999.

                                          Estimated                                                Year of Maturity
                                            Fair              Carrying        ----------------------------------------------------
                                            Value              Amount              1999       2000        2001       2002     2003
                                            ------             ------              ----       ----        ----       ----     ----
Notes payable - stockholders             $1,140,000          1,140,000        1,140,000         --         --         --       --
Variable interest rate                                                            8.125%        --         --         --       --
Notes payable - stockholders             $1,500,000          1,500,000        1,500,000         --         --         --       --
Fixed interest rate                                                                   6%
5% convertible debentures                $2,800,000          2,800,000              --          --     2,800,000      --       --
Fixed interest rate (1)                                                               5%          5%           5%     --       --

(1) At the option of the Company, interest payments may be made using the Company's Common Stock.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of the Company, or industry results, to be materially different from any future results, performance or activities expressed or implied by such forward-looking statements. Such factors include: general economic and business conditions, the financial condition of the Company, including the Company's need for and success in securing additional financing, competition, the Company's dependence on other companies to commercialize, manufacture and sell products using the Company's technologies, the uncertainty of results of preclinical and clinical testing, the risk of product liability and liability for human clinical trials, the Company's dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals of the Company's products and other factors discussed in the Company's various filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         (a)       Not applicable.

         (b)       Not applicable.

         (c)       Recent Sales of Unregistered Securities.

During the second quarter of 1999, $1,000,000 of principal amount of the Company's 5% Convertible Debentures, due Decembe 31, 2001, were converted into
(a) 1,457,458 shares of Common Stock and (b) warrants, expiring April - June 2004, to purchase an aggregate of 58,298 shares of Common Stock at exercise prices ranging from $.78 to $1.15 per share. All of such shares and warrants were issued by the Company without registration in reliance on an exemption under Section 3(a)(9) of the Securities Act.

         (d)       Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

                  (a) The matters described under item 4(c) below were submitted to a vote of security holders at the Annual Meeting of Stockholders held on June 23, 1999 (the "Annual Meeting") in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act.

                  (b)      Not applicable

                  (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (there were no broker non-votes):

                           (i)       Election of directors:

                  Nominee                    For                     Withheld
                  -------                    ---                     --------

                  Jay Levy                   31,946,540              1,069,691
                  Ronald S. Levy             31,960,540              1,055,691
                  Warren P. Levy             32,009,534              1,006,697
                  Robert F. Hendrickson      32,015,761              1,000,470
                  Allen Bloom                32,014,789              1,001,442

                           (ii)   Proposal  to  approve  the   adoption  of  the
                  Company's Directors Stock Option Plan:

                  For                         Against              Abstain
                  ---                         -------              -------

                  30,722,251                  2,098,628            195,352

                           (iii) Proposal to ratify the  appointment of KPMG LLP
                  as auditors of the Company for 1999:

                  For                         Against              Abstain
                  ---                         -------              -------

                  32,554,309                  249,093              212,829

                  (d)       Not applicable.





Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

         (a)      Exhibits:

                  Exhibit 10.1 Form of Promissory Note between the Company and Jay Levy.

                  Exhibit 10.2 Form of Promissory Note between the Company and Warren Levy and Ronald Levy.

                  Exhibit 10.3 Amendment to Loan Agreement and Security Agreement between the Company and Jay Levy, Warren Levy and Ronald Levy dated June 25, 1999.

                  Exhibit 10.4       Directors Stock Option Plan.

                  Exhibit 27         Financial  Data  Schedule -  period  ended
                                     June 30,  1999.

         (b)      Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                UNIGENE LABORATORIES, INC.
                                                -----------------------
                                                       (Registrant)


                                                /s/ Warren P. Levy
August 16, 1999                                 -----------------------
                                                Warren P. Levy, President
                                                (Chief Executive Officer)


                                                /s/ Jay Levy
August 16, 1999                                 -----------------------
                                                Jay Levy, Treasurer
                                                (Chief Financial Officer and
                                                 Chief Accounting Officer)