Form 10-Q
period 1999-09-30
UNIGENE LABORATORIES INC
filed 1999-11-19
CIK 352747

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

Commission file number 0-16005

Unigene Laboratories, Inc.
--------------------------
(Exact name of registrant as specified in its charter)

            Delaware                             22-2328609
-------------------------------              ----------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)


110 Little Falls Road, Fairfield, New Jersey            07004
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (973) 882-0860
------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value - 41,174,329 shares as of November 1, 1999

                                      INDEX

                           UNIGENE LABORATORIES, INC.

PART I.  FINANCIAL INFORMATION                                          PAGE

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-
    September 30, 1999 and December 31, 1998                             3

Condensed statements of operations-
    Three months and nine months ended September 30, 1999 and 1998       4

Condensed statements of cash flows-
    Nine months ended September 30, 1999 and 1998                        5

Notes to condensed financial statements-
    September 30, 1999                                                   6

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                  9

Item 3. Quantitative and Qualitative Disclosures About
    Market Risk                                                         13

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                 14

Item 6.       Exhibits and Reports on Form 8-K                          15

SIGNATURES                                                              16

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                           UNIGENE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                              September 30       December 31
                                                                                  1999              1998
                                                                              ------------      ------------
ASSETS                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                                                 $    668,379      $    402,664
    Contract receivable                                                          2,000,000              --
    Prepaid expenses                                                                68,633           317,823
    Other current assets                                                           702,028           887,904
                                                                              ------------      ------------
         Total current assets                                                    3,439,040         1,608,391

Contract receivable                                                              2,000,000              --
Property, plant and equipment-net
    of accumulated depreciation and amortization                                 7,030,523         8,085,250
Patents and other intangibles, net                                               1,228,076         1,206,018
Other assets                                                                       512,957           664,434
                                                                              ------------      ------------
                                                                              $ 14,210,596      $ 11,564,093
                                                                              ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $    924,605      $    982,752
    Accrued expenses                                                             1,645,016         1,329,199
    Notes payable - stockholders                                                 1,140,000         1,040,000
    Current portion-stockholder notes                                              758,988              --
    Current portion-capital lease obligations                                       61,464            61,464
                                                                              ------------      ------------
  Total current liabilities                                                      4,530,073         3,413,415

Stockholder notes, excluding current portion                                     1,111,012              --
5% convertible debentures                                                        2,800,000         3,802,807
Capital lease obligations, excluding current portion                                75,994           127,783

   Stockholders' equity:
    Common stock-par value $.01 per share;
       authorized 60,000,000 shares, issued
       41,181,619 shares in 1999 and 39,384,822 in 1998                            411,816           393,848
    Additional paid-in capital                                                  66,462,635        65,158,403
    Accumulated deficit                                                        (61,179,903)      (61,331,132)
    Less: Treasury stock, at cost, 7,290 shares                                     (1,031)           (1,031)
                                                                              ------------      ------------
         Total stockholders' equity                                              5,693,517         4,220,088
                                                                              ------------      ------------
                                                                              $ 14,210,596       $11,564,093
                                                                              ============      ============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                  Nine Months Ended
                                                   September 30                        September 30
                                              1999              1998              1999              1998
                                          ------------      ------------      ------------      ------------
Licensing and other revenue               $  7,000,733      $  3,008,795      $  9,527,575      $  5,020,652
Operating expenses:

    Research and development                 2,651,584         2,384,413         7,261,543         6,791,085
    General and administrative                 561,811           494,585         1,653,944         1,552,113
                                          ------------      ------------      ------------      ------------

                                             3,213,395         2,878,998         8,915,487         8,343,198
                                          ------------      ------------      ------------      ------------

Operating income (loss)                      3,787,338           129,797           612,088        (3,322,546)
                                          ------------      ------------      ------------      ------------
Other income (expense):
   Interest/other income                        13,308            37,290            28,850            81,384
   Interest expense                           (108,052)         (103,692)         (489,709)         (211,970)
                                          ------------      ------------      ------------      ------------
                                               (94,744)          (66,402)         (460,859)         (130,586)
                                          ------------      ------------      ------------      ------------
Income (loss) before
   extraordinary item                        3,692,594            63,395           151,229        (3,453,132)

Extraordinary item-loss
   on extinguishment of debt (Note D)             --            (143,810)              --           (143,810)
                                          ------------      ------------      ------------      ------------

Net income (loss)                         $  3,692,594      $    (80,415)     $    151,229      $ (3,596,942)
                                          ============      ============      ============      ============
Earnings per share (Note E):
    Basic:
     Income (loss) before
       extraordinary item                 $        .09      $       --        $       --        $       (.09)
     Extraordinary item                           --                --                --                --
                                          ------------      ------------      ------------      ------------
     Net income (loss)                    $        .09      $       --        $       --        $       (.09)
                                          ============      ============      ============      ============
    Diluted:
     Income (loss) before
       extraordinary item                 $        .09      $       --        $       --        $       (.09)
     Extraordinary item                           --                --                --                --
                                          ------------      ------------      ------------      ------------
     Net income (loss)                    $        .09      $       --        $       --        $       (.09)
                                          ============      ============      ============      ============
Weighted average number of shares
 outstanding:     Basic                     41,169,120        38,647,682        40,284,824        38,562,591
                                          ============      ============      ============      ============
                  Diluted                   43,159,961        38,647,682        40,284,824        38,562,591
                                          ============      ============      ============      ============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                    September 30
                                                            ----------------------------
                                                               1999             1998
                                                            -----------      -----------

Net cash used for operating activities                      $(1,553,470)     $(2,085,805)
                                                            -----------      -----------
Investing activities:

    Purchase of equipment and furniture                         (75,263)        (261,927)
    Increase in patents and other assets                        (19,753)        (122,474)
    Construction of leasehold and building improvements          (4,010)          (5,284)
                                                            -----------      -----------
                                                                (99,026)        (389,685)
                                                            -----------      -----------
Financing activities:

    Issuance of stockholder notes                             1,970,000             --
    Issuance of 5% Debenture, net of related expenses              --          3,751,919
    Exercise of stock options and warrants                         --             47,969
    Repayment of capital lease obligations                      (51,789)            --
    Redemption of convertible debentures                           --           (107,171)
                                                            -----------      -----------
                                                              1,918,211        3,692,717
                                                            -----------      -----------
Net increase in cash and cash equivalents                       265,715        1,217,227

Cash and cash equivalents at beginning of year                  402,664        2,126,327
                                                            -----------      -----------
Cash and cash equivalents at end of period                  $   668,379      $ 3,343,554
                                                            ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Conversion of convertible debentures and
   accrued interest into Common Stock                       $ 1,390,959      $   204,375
                                                            ===========      ===========
Conversion of notes payable-stockholders
   into Common Stock                                        $      --        $   225,000
                                                            ===========      ===========
Cash paid for interest                                      $    17,448      $    43,455
                                                            ===========      ===========

See notes to condensed financial statements

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

During July 1999, the Company issued 95,853 shares of Common Stock as payment of interest on the 5% Convertible Debentures in lieu of a semi-annual cash interest payment in the amount of $90,000.

NOTE C - NOTES PAYABLE - STOCKHOLDERS

During the second quarter of 1999 (a) Jay Levy, the chairman of the board and an officer of the Company, loaned the Company $1,500,000 evidenced by demand notes bearing interest at 6% per year, and (b) Warren Levy and Ronald Levy, directors and officers of the Company, loaned the Company $100,000 evidenced by demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus .25% (8.625% at September 30, 1999) (the "Floating Rate"). In July 1999, Jay Levy loaned the Company an additional $370,000 evidenced by term notes maturing January 2002 and bearing interest at 6% per year, and the $1,500,000 of demand notes evidencing loans made by Jay Levy in the second quarter were converted into 6% term notes maturing January 2002. The Company has granted Jay Levy a security interest in all of its equipment and a mortgage on its real property to secure payment of the term notes which are senior to all notes payable to Warren Levy and Ronald Levy. The Company is required to make installment payments on the term notes commencing in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. Jay Levy has agreed to postpone the October and November installment payments.

NOTE D - EXTRAORDINARY ITEM

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

NOTE E - EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents.

The Company's 5% Convertible Debentures were dilutive for the three-month period ended September 30, 1999, but anti-dilutive for all other periods. Stock options to purchase 1,746,490 shares of Common Stock and warrants to purchase 3,983,768 shares of Common Stock were not included in computing diluted earnings per share because their effects are anti-dilutive.

The following table sets forth the computation for basic and diluted earnings per share (EPS) for the three months ended September 30, 1999:

Numerator for basic EPS - net income             $ 3,692,594
Interest expense - 5% Convertible Debentures          35,287
                                                 -----------
Numerator for diluted EPS                        $ 3,727,881
                                                 -----------
Denominator for basic EPS - weighted
  average shares outstanding                      41,169,120

Effect of conversion of 5% Convertible
  Debentures into maximum number of shares         1,990,841
                                                 -----------

Denominator for diluted EPS                       43,159,961
                                                 ===========

NOTE F - LIQUIDITY

The Company has incurred annual operating losses since its inception and, as a result, at September 30, 1999 had an accumulated deficit of approximately $61,180,000 and a working capital deficit of approximately $1,091,000. The independent auditors' report covering the Company's 1998 financial statements includes an explanatory paragraph that states the above factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. In October 1999, the Company was delisted by Nasdaq. The delisting of the Company's Common Stock may have an adverse effect on the Company's ability to raise capital.

In August 1999, the Company and Warner-Lambert successfully concluded their second pilot human study for their oral calcitonin formulation, resulting in a payment to the Company of $2.5 million. In September 1999, the Company and Warner-Lambert identified an oral calcitonin formulation to be used in their upcoming Phase I clinical study entitling the Company to a milestone, payable in installments, totaling $4.5 million. The first installment of $500,000 was received in September 1999, with payment of an additional $500,000 due every 90 days thereafter, with the unpaid balance payable upon the initiation of the Phase I study, which the Company expects to occur in the first half of 2000. Due to the completion of this milestone in September 1999, the Company recognized $4.5 million as revenue in the third quarter; $2 million was recorded as a current contract receivable and an additional $2 million was recorded as a non-current contract receivable.

With the receipt of almost $2 million in stockholder loans during the second and third quarters of 1999, in addition to an aggregate of $3 million in payments from Warner-Lambert in the third quarter, management believes that the Company will have sufficient financial resources to sustain its operations at the current level into the fourth quarter of 1999. The Company expects to receive $500,000 from Warner-Lambert in December 1999, and $3.5 million in one or more payments in the first half of 2000 from the milestone completed in September 1999. The Company also expects to achieve additional milestones under the Warner-Lambert agreement during 2000, which will result in further payments. However, there can be no assurance as to when or if the Company will achieve such milestones. The Company is currently pursuing licensing agreements for its nasal and injectable calcitonin products. These agreements could provide short-term funds to the Company in upfront payments as well as milestone payments. The Company has executed an agreement for the sale of state tax benefits, to yield approximately $4 million, under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third-parties. However, the proceeds will be received over the next few years and the size and timing of such proceeds are subject to the continued funding of the program by the State of New Jersey as well as limitations based on the level of participation by other companies. The Company's application for the sale was approved by the New Jersey Economic Development Authority in October 1999 and the Company expects to receive at least $1 million in the first year's allocation. However, there can be no assurance that any of these transactions will be completed or, if completed, that the terms and timing of such transactions would provide sufficient funds to sustain operations at the current level.

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

NOTE G - DIRECTORS STOCK OPTION PLAN

At the Company's June 23, 1999 Annual Meeting, the stockholders approved the adoption of a new Directors Stock Option Plan (the "New Plan") to replace the 1994 Outside Directors Stock Option Plan (the "1994 Plan"). Under the New Plan, each person elected to the Board after June 23, 1999 who is not an employee will receive, on the date of his initial election, an option to purchase 21,000 shares of Common Stock. In addition, on May 1st of each year, commencing May 1, 1999, each non-employee director will receive an option to purchase 10,000 shares of Common Stock if he or she has served as a non-employee director for at least six months prior to the May 1st grant. Each option granted under the New Plan will have a ten-year term and the exercise price of each option will be equal to the fair value of the Company's Common Stock on the date of the grant. A total of 350,000 shares of Common Stock are reserved for issuance under the New Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue increased 133% from $3 million to $7 million and 90% from $5 million to $9.5 million for the three months and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. Revenue for all periods consisted primarily of milestone revenue from Warner-Lambert Company, as the result of the achievement of benchmarks in the development of an oral calcitonin product for treating osteoporosis.

Research and development, the Company's largest expense, increased 11% from $2,384,000 to $2,652,000 for the three months ended September 30, 1999, as compared to the same period in 1998. Research and development expenses increased 7% from $6,791,000 to $7,262,000 for the nine months ended September 30, 1999, as compared to the same period in 1998. The 1999 increases were primarily attributable to consulting and testing expenses related to the Company's Type II variation for its injectable calcitonin product, development expenses related to the Company's nasal calcitonin product, and consulting fees related to the Company's collaboration with Warner-Lambert.

General and administrative expenses increased 14% from $495,000 to $562,000 and 7% from $1,552,000 to $1,654,000 for the three months and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The increases were primarily due to increased personnel costs and professional fees, partially offset by reductions in public relations and travel expenses.

Interest income decreased $24,000 and $53,000 for the three months and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998, due to reduced funds available for investment in 1999.

Interest expense increased $4,000 and $278,000 for the three months and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The nine month increase for 1999 was due primarily to the amortization of the value of the beneficial conversion feature and related warrants of the Company's 5% Convertible Debentures in the amount of $197,000 for the first nine months of 1999.

As a result of increased revenue from Warner-Lambert milestones during 1999, partially offset by increased operating expenses and interest expense, net income improved by $3.7 million ($.09 per share) for both the three-month and nine-month periods ended September 30, 1999. The Company had net income of $3,693,000 for the three months ended September 30, 1999 as compared to a net loss of $80,000 for the comparable period in 1998. The Company had net income of $151,000 for the nine months ended September 30, 1999 as compared to a net loss of $3,597,000 for the comparable period in 1998.

As of December 31, 1998, the Company had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $58,400,000, expiring from 1999 through 2018, which are available to reduce future earnings that would otherwise be subject to federal income taxes. For the nine months ending September 30, 1999, the Company had a profit of approximately $151,000. In addition, the Company has investment tax credits and research and development credits in the amounts of $19,000 and $2,178,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 1999 through 2018. For 1999, the Company does not expect to have income before income taxes in excess of its available net operating loss and tax credit carryforwards.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS 109 have been fully reserved. As of January 1, 1999, under SFAS 109, the Company had deferred tax assets of approximately $25,500,000, subject to a valuation allowance of $25,500,000. The deferred tax assets are primarily a result of the Company's net operating losses and tax credits generated. For the nine-month period ended September 30, 1999, the Company's deferred tax assets and valuation allowances each decreased by approximately $60,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no material commitments outstanding for capital expenditures relating to the Boonton, New Jersey production facility, the Company's facility in Fairfield, New Jersey, or to its other activities.

The Company, at September 30, 1999, had cash and cash equivalents of $668,000, an increase of $266,000 from December 31, 1998.

The Company has incurred annual operating losses since its inception and, as a result, at September 30, 1999 had an accumulated deficit of approximately $61,180,000 and a working capital deficit of approximately $1,091,000. The independent auditors' report covering the Company's 1998 financial statements includes an explanatory paragraph that states the above factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. In October 1999, the Company was delisted by Nasdaq. The delisting of the Company's Common Stock may have an adverse effect on the Company's ability to raise capital.

The Company's future ability to generate cash from operations will depend primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, receiving regulatory approval for its licensed products, and the commercial sale of these products.

In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral calcitonin technology. Through September 30, 1999, the Company had received an aggregate of $16.5 million from Warner-Lambert in the form of an equity investment, a licensing fee and milestone payments. Under the terms of the license agreement, the Company is eligible to receive up to an additional $38 million in milestone payments during the course of the development program. Early-stage milestones primarily relate to the product's performance characteristics, while the latter-stage milestones are primarily related to regulatory activities and approvals. If the product is successfully commercialized, the Company also would receive revenue from royalties on product sales by Warner-Lambert and its affiliates and from the sale of raw material to Warner-Lambert. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of calcitonin on a worldwide basis. The Company is actively seeking other licensing and/or supply agreements with pharmaceutical companies for injectable and nasal forms of calcitonin. However, there is no assurance that any additional revenue-generating agreements will be signed.

The Company's cash requirements are approximately $10-11 million per year due to the operations of its research and peptide manufacturing facilities and with three calcitonin products in various stages of development. In addition, the Company has principal and interest obligations over the next several years under its outstanding notes payable to stockholders and 5% Convertible Debentures. However, because of the conversion features of the 5% Convertible Debentures, a substantial portion of this debt is expected to be converted into Common Stock, thereby decreasing the amount of cash required for principal payments. The Company may elect to pay interest on these debentures in Common Stock, which would decrease the amount of cash required for interest payments. Due to the delisting of its Common Stock from the Nasdaq National Market System, the Company is required to make payments to the holder of the 5% Convertible Debentures, in an amount equal to 2% per month of the aggregate principal amount of these debentures for any month or portion thereof. In addition, if the delisting period lasts for 4 months, then, at the option of the investor, the Company shall redeem these debentures on a redemption date designated by such investor at a redemption price equal to 120% of the outstanding principal amount of these debentures.

During the second quarter of 1999 (a) Jay Levy, the chairman of the board and an officer of the Company, loaned the Company $1,500,000 evidenced by demand notes bearing interest at 6% per year, and (b) Warren Levy and Ronald Levy, directors and officers of the Company, loaned the Company $100,000 evidenced by demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus .25% (8.625% at June 30, 1999) (the "Floating Rate"). In July 1999, Jay Levy loaned the Company an additional $370,000 evidenced by term notes maturing January 2002 and bearing interest at 6% per year, and the $1,500,000 of demand notes evidencing loans made by Jay Levy in the second quarter were converted into 6% term notes maturing January 2002. The Company has granted Jay Levy a security interest in all of its equipment and a mortgage on its real property to secure payment of the term notes which are senior to all notes payable to Warren Levy and Ronald Levy. The Company is required to make installment payments on the term notes commencing in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. Jay Levy has agreed to postpone the October and November installment payments.

In August 1999, the Company and Warner-Lambert successfully concluded their second pilot human study for their oral calcitonin formulation, resulting in a payment to the Company of $2.5 million. In September 1999, the Company and Warner-Lambert identified an oral calcitonin formulation to be used in their upcoming Phase I clinical study entitling the Company to a milestone, payable in installments, totaling $4.5 million. The first installment of $500,000 was received in September 1999, with payment of an additional $500,000 due every 90 days thereafter, with the unpaid balance payable upon the initiation of the Phase I study, which the Company expects to occur in the first half of 2000. Due to the completion of this milestone in September 1999, the Company recognized $4.5 million as revenue in the third quarter; $2 million was recorded as a current contract receivable and an additional $2 million was recorded as a non-current contract receivable.

With the receipt of almost $2 million in stockholder loans during the second and third quarters of 1999, in addition to an aggregate of $3 million in payments from Warner-Lambert in the third quarter, management believes that the Company will have sufficient financial resources to sustain its operations at the current level into the fourth quarter of 1999. The Company expects to receive $500,000 from Warner-Lambert in December 1999, and $3.5 million in one or more payments in the first half of 2000 from the milestone completed in September 1999. The Company also expects to achieve additional milestones under the Warner-Lambert agreement during 2000, which will result in further payments. However, there can be no assurance as to when or if the Company will achieve such milestones. The Company is currently pursuing licensing agreements for its nasal and injectable calcitonin products. These agreements could provide short-term funds to the Company in upfront payments as well as milestone payments. The Company has executed an agreement for the sale of state tax benefits, to yield approximately $4 million, under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third-parties. However, the proceeds will be received over the next few years and the size and timing of such proceeds are subject to the continued funding of the program by the State of New Jersey as well as limitations based on the level of participation by other companies. The Company's application for the sale was approved by the New Jersey Economic Development Authority in October 1999 and the Company expects to receive at least $1 million in the first year's allocation. However, there can be no assurance that any of these transactions will be completed or, if completed, that the terms and timing of such transactions would provide sufficient funds to sustain operations at the current level.

While the Company believes that the transactions it currently is pursuing and the milestone payments under the Warner-Lambert agreement will satisfy the Company's liquidity requirements in the near term, satisfying the Company's long-term liquidity requirements will require the successful commercialization of its nasal or oral calcitonin product. In addition, the commercialization of its calcitonin products will require the Company to incur additional capital expenditures, including expenditures to expand or upgrade the Company's manufacturing operations to satisfy certain of its calcitonin supply obligations. However, neither the cost nor timing of such capital expenditures is determinable at this time.

YEAR 2000

The Company has established a Year 2000 taskforce that is responsible for identifying and reviewing all of the Company's internal computer systems for Year 2000 compliance, including workstations, the accounting system, and the control systems for equipment in the Company's manufacturing and laboratory facilities. The taskforce has reviewed and tested all critical and non-critical systems for Year 2000 compliance. All critical systems, such as the accounting and telephone systems have been brought into compliance so that the Company believes that its business will not be adversely affected by the non-performance of these systems. Of the non-critical workstations tested and found not to be in compliance, most have been updated to be compliant. The Company intends to repair or replace the few remaining non-critical noncompliant systems in a timely manner. To date, the costs of remediation have not been material.

The Company has no material relationships with third-party suppliers, to the extent that third-party noncompliance could seriously disrupt operations. The Company could be significantly affected by Year 2000 noncompliance on the part of Warner-Lambert as the Company currently is dependent upon timely milestone payments from Warner-Lambert. In addition, the loss of the utility supply to the Company's laboratory, production and administrative facilities would cause a shut down of those facilities which, depending on the duration of the shut down, may have a material adverse impact on the Company's business. In addition, the loss of telecommunications services and banking services would, as is the case with all businesses, adversely affect the Company.

OTHER

The Company's Common Stock has been delisted from the Nasdaq National Market System effective October 5, 1999 and is now trading on the OTC Bulletin Board. The stock price has been adversely affected, but the impact on the liquidity of the stock has not yet been determined. The Company has filed an appeal with Nasdaq to review the delisting decision. However, the ultimate resolution of the hearing is unknown.

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

The information below summarizes the Company's market risks associated with debt obligations as of September 30, 1999. Fair values included herein have been estimated taking into consideration the nature and terms of each instrument and the prevailing economic and market condition at September 30, 1999. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. The information presented as to the convertible debentures is without consideration as to conversion features, as the Company is unable to predict if and when such conversions may occur. Variable interest rates disclosed represent the rates at September 30, 1999.

                                          Estimated                                            Year of Maturity
                                             Fair             Carrying                         ----------------
                                            Value              Amount              1999        2000        2001       2002   2003
                                            ------             ------              ----        ----        ----       ----   ----
Notes payable - stockholders             $1,140,000          1,140,000        1,140,000         --          --         --     --
Variable interest rate                                                        8.625%            --          --         --     --

Notes payable - stockholders             $1,870,000          1,870,000          171,922      788,684     837,328     72,066   --
Fixed interest rate                                                               6%           6%          6%         6%

5% convertible debentures                $2,800,000          2,800,000              --          --     2,800,000       --     --
Fixed interest rate (1)                                                             5%           5%        5%          --     --

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

Item 2.  Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c)      Recent Sales of Unregistered Securities.

In July 1999, the Company issued 95,853 shares of Common Stock as payment of approximately $90,000 in accrued interest on the Company's 5% Convertible Debentures due December 31, 2001. All of such shares were issued by the Company without registration in reliance on an exemption under Section 4 (2) of the Securities Act.

(d)      Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 10.1      Amended and Restated Secured Note dated July
                                    13, 1999.
                  Exhibit 10.2      Amended  and  Restated  Security   Agreement
                                    dated July 13, 1999.
                  Exhibit 10.3      Subordination Agreement dated July 13, 1999.
                  Exhibit 10.4      Mortgage and Security  Agreement  dated July
                                    13, 1999.
                  Exhibit 10.5      $70,000 Secured Note dated July 30, 1999.
                  Exhibit 10.6      $200,000 Secured Note dated August 5, 1999.
                  Exhibit 10.7      Modification   of  Mortgage   and   Security
                                    Agreement dated August 5, 1999.
                  Exhibit 10.8      Amendment to Security Agreement and
                                    Subordination  Agreement between the Company
                                    and Jay Levy,  Warren  Levy and Ronald  Levy
                                    dated August 5, 1999.
                  Exhibit-27        Financial   Data  Schedule  -  period  ended
                                    September 30, 1999.

         (b)      Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    UNIGENE LABORATORIES, INC.
                                                    -----------------------
                                                    (Registrant)

                                                    /s/ Warren P. Levy
November 15, 1999                                   -----------------------
                                                    Warren P. Levy, President
                                                    (Chief Executive Officer)


                                                    /s/ Jay Levy
November 15, 1999                                   -----------------------
                                                    Jay Levy, Treasurer
                                                    (Chief Financial Officer and
                                                    Chief Accounting Officer)