Form 10-K
period 1999-12-31
UNIGENE LABORATORIES INC
filed 2000-03-31
CIK 352747

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

   For the Fiscal Year Ended December 31, 1999 Commission file number 0-16005

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Aggregate market value as of March 1, 2000: $124,451,824.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date. Common Stock, $.01 Par Value--43,384,680 shares as of March 1, 2000.

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

                  PART III: Definitive Proxy Statement of Unigene Laboratories, Inc., to be filed in connection with the Annual Meeting of Stockholders to be held on June 6, 2000.

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

Item 1.           Business.

Background


Unigene Laboratories, Inc. ("Unigene" or "Company"), was incorporated under the laws of the State of Delaware in 1980. The Company is a biopharmaceutical company that is focusing on the development of Calcitonin products for the treatment of osteoporosis and other indications. The Company is currently producing pharmaceutical grade Calcitonin in accordance with current Good Manufacturing Practice ("cGMP") guidelines, developing production technology improvements, and testing novel Calcitonin formulations. In January 1999, the Company received marketing approval for its injectable Calcitonin product (having the tradename FORCALTONIN(TM)) for the treatment of Paget's disease and hypercalcemia. This approval covers the 15 member states of the European Union. The Company has licensing and distribution agreements in place for this product covering the United Kingdom, Ireland and Israel, and is seeking additional agreements to market and distribute this product in selected territories.

One of the principal scientific accomplishments of the Company has been its success in combining its proprietary amidation process with bacterial recombinant DNA technology to develop a peptide hormone production process. Several patents relating to this process have issued. The Company believes that this proprietary amidation process will be a key step in the more efficient and economical commercial production of certain peptide hormones with diverse therapeutic applications. Many of these hormones cannot be produced at a reasonable cost in sufficient quantities for clinical testing or commercial use by currently available production processes. Using its proprietary process, the Company has produced laboratory-scale quantities of seven such peptide hormones: human Calcitonin, salmon Calcitonin, human Growth Hormone Releasing Factor, human Calcitonin Gene-Related Peptide, human Corticotropin Releasing Factor, human Amylin and a human Magainin. During 1991, a study commissioned by the Company was prepared by a professor of chemical engineering at the Massachusetts Institute of Technology. The study evaluated the economics for producing Calcitonin and indicated that the Company's process for producing Calcitonin should significantly reduce the cost and time required for commercial production of multi-kilogram quantities as compared to current methods of production. The Company has constructed and is operating a manufacturing facility employing this process to produce Calcitonin.

The Company also has developed and patented an oral delivery technology which has successfully delivered Calcitonin into the bloodstream of human subjects. The formulation has been shown in repeated clinical studies to regularly deliver measurable quantities of the hormone into the bloodstream. The Company believes that this formulation may expedite the regulatory approval process for an oral Calcitonin product because it should be easier to establish its performance efficacy as compared to a formulation that does not produce measurable Calcitonin blood levels. The Company believes that the components of the proprietary oral formulation also can enable the delivery of other peptides and it has initiated studies to investigate such possibilities.


Business Strategy

The Company's business strategy is to develop proprietary products and processes with applications in human health care in order to generate revenues from license fees, royalties on third party sales and/or direct sales of bulk or finished products. Generally, the Company seeks sponsors and licensees to provide research funding and assume responsibility for obtaining appropriate regulatory approvals, clinical testing, and marketing of products derived from the Company's research activities, and in this regard the Company is dependent on large pharmaceutical companies having much greater resources than the Company. However, in certain cases, the Company may retain responsibility for clinical testing and for obtaining the required regulatory approvals. To date, the Company has focused its efforts primarily on the manufacture of, and the development of novel delivery systems for, salmon Calcitonin.

Warner-Lambert License Agreement


In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral Calcitonin technology. Upon execution of the agreement, the Company received $6 million in payments from Warner-Lambert, consisting of a $3 million licensing fee and a $3 million equity investment by Warner-Lambert (695,066 shares of the Company's Common Stock were purchased at a price of approximately $4.32 per share). Under the terms of the license agreement, the Company is eligible to receive up to $48.5 million in milestone payments during the course of the development program if specified milestones are achieved. Several of these milestones were achieved during 1999, resulting in payments to the Company totaling $6 million on revenue recognized of $9.5 million. Through December 31, 1999, the Company has recognized an aggregate of $14.5 million in revenue due to the achievement of specified milestones. In February 2000, the Company received a $1 million milestone payment. If the product is successfully commercialized, the Company also would receive revenue from the sale of raw material to Warner-Lambert and royalties on product sales by Warner-Lambert and its affiliates.

The Company has retained the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis and has licensed distributors in the United Kingdom and Ireland and in Israel for its injectable formulation. The Company is actively seeking other licensing and/or supply agreements with pharmaceutical companies for injectable and nasal forms of Calcitonin. However, there is no assurance that any additional revenue-generating agreements will be signed.

Production Facility

The Company has been producing salmon Calcitonin since 1992. The Company has constructed a cGMP facility for the production of pharmaceutical-grade Calcitonin at leased premises located in Boonton, New Jersey. The facility began producing salmon Calcitonin under cGMP guidelines in 1996. The facility also produces Unigene's proprietary amidating enzyme for use in producing Calcitonin. The current production level of the facility is between 1 and 2 kilograms of bulk Calcitonin per year.

The facility can be reconfigured to increase Calcitonin production capacity. However, if an oral Calcitonin product is successfully commercialized, the Company expects that it will be required to incur additional expenditures to expand or upgrade its manufacturing operations to satisfy all of its supply obligations under the Warner-Lambert license agreement. Although the facility initially will be devoted exclusively to Calcitonin production, it also is suitable for producing other peptide hormone products.

The Company is following conventional procedures to secure the approval of the facility by regulatory agencies that will allow the Company to manufacture its Calcitonin for human use. Although the facility was inspected by European health authorities in connection with the filing of its injectable Calcitonin dossier and found to be in compliance with cGMP guidelines, there can be no assurance that its operations will remain in compliance or that approval by other agencies will be obtained. In addition, there is no assurance that the facility production goals will be achieved, that there will be a market for the Company's products, or that such production will be profitable to the Company.

Government Regulation

The laboratory research, development and production activities of the Company and its sponsors, collaborators and licensees, and the processes and products that may be developed by them as well as the Company's production facility, are subject to significant regulation by numerous federal, state, local and foreign governmental authorities. The commercial sale of a pharmaceutical product in the United States entails the performance of various animal and human studies and approval of the U.S. Food and Drug Administration ("FDA") and international approval by similar regulatory agencies. . The Company or its licensees then must prepare the necessary documentation and apply to the appropriate regulatory agencies for approval of the product for human use.

The regulatory approval process for a pharmaceutical product requires substantial resources and can take many years. There can be no assurance that additional regulatory approvals will be obtained for the production facility or for any of the Company's products or that such approvals will be obtained in a timely manner. The inability to obtain, or delays in obtaining, such approvals would adversely affect the Company's ability to continue to fund its programs, produce marketable products, or receive revenue from milestone payments, product sales or royalties. Furthermore, the extent of any adverse governmental regulation that may arise from future legislative and administrative action cannot be predicted.

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

In August 1997, the Company's registration dossier for injectable FORCALTONIN was formally submitted to the European Union health authorities for approval under a procedure by which product approval can be obtained simultaneously in all 15-member nations of the European Union. This was the Company's first product registration filing. In September 1998, the European Committee for Proprietary Medicinal Products ("CPMP") adopted a unanimous Positive Opinion on the Company's injectable Calcitonin product, stating that it was approvable for the indications of Paget's disease and hypercalcemia associated with malignancy. In January 1999, the Company received approval from the CPMP to market its injectable Calcitonin product in all 15 member states of the European Union for these two indications. The Company began to market this product in Europe in 1999. The Company has filed a supplementary submission, called a Type II Variation, in order to expand the approved indications to include the treatment of osteoporosis. However, there can be no assurance that the Type II Variation will be approved.

The approved European dossier can be readily cited by regulatory authorities in many non-European countries, which could significantly reduce the registration requirements for injectable Calcitonin in such non-European countries, and thereby accelerate product launch. In addition, the clinical trials conducted to support the European filing of the injectable Calcitonin product can be used to support the filing of a New Drug Application ("NDA") with the FDA for use of the Company's injectable Calcitonin product to treat osteoporosis and other indications. The Company may file this application in 2000. The Company believes that its abbreviated clinical program will be sufficient to satisfy approval requirements in the United States and other countries. Accordingly, the Company believes that the review process for its injectable Calcitonin product in the U.S. and other countries may be shorter than that typically associated with a new drug submission because (i) the active ingredient is structually identical to and biologically indistinguishable from the active ingredient in products already approved by many regulatory agencies, (ii) the formulation is essentially similar to the formulations used in already approved products and
(iii) the clinical trial program that was authorized was relatively brief and involved small numbers of subjects, so the amount of information that must be reviewed is far less than would have been compiled for the lengthier trials required for a typical new drug submission. However, there can be no assurance that other necessary governmental approvals will be obtained, or that they will be obtained on an expedited basis.

Oral Calcitonin

The Company, in collaboration with Warner-Lambert, is conducting research on oral delivery systems for Calcitonin.

In December 1995 and January 1996, the Company successfully tested a proprietary Calcitonin oral formulation in two separate pilot human studies in the United Kingdom. These studies indicated that the majority of those who received oral Calcitonin showed levels of the hormone in blood samples taken during the trial which were greater than the minimum levels generally regarded as being required for maximum therapeutic benefit. The Company believes that these were the first studies to demonstrate that significant blood levels of Calcitonin could be observed in humans following oral administration of the hormone. In April 1996, the Company successfully conducted a third pilot human study in the United Kingdom which utilized lower Calcitonin dosages than in the prior two clinical trials. The results of this trial indicated that every test subject showed levels of the hormone in their blood samples that exceeded the minimum levels generally regarded as required for maximum therapeutic benefit. During 1999, the Company and Warner-Lambert successfully concluded two pilot human studies using an oral Calcitonin formulation manufactured by Warner-Lambert. Both studies showed significant measurable blood levels of Calcitonin. An Investigational New Drug Application ("IND") was filed in December 1999, and a Phase I/II study is expected to occur in the first half of 2000. However, there can be no assurance that the results of the prior human studies will be replicated in upcoming clinical trials.

The Company has filed patent applications for its oral formulation in the U.S. and in many foreign countries. In 1999, the Company received a U.S. patent for its fundamental technology covering the oral delivery of salmon Calcitonin for the treatment of osteoporosis.

Under the terms of the Warner-Lambert license agreement, Warner-Lambert has assumed responsibility for conducting the clinical trials and for obtaining regulatory approval of the Company's oral Calcitonin product from the FDA and other regulatory agencies. There can be no assurance that any of the additional pending patent applications will be approved, that a safe and effective oral delivery system will be developed, that Warner-Lambert will be successful in obtaining regulatory approval of an oral Calcitonin product or that Warner-Lambert and the Company will be successful in developing, producing or marketing an oral Calcitonin product. There also can be no assurance that others have not or will not develop oral or other delivery systems that have advantages over the Company's technologies.

Nasal Calcitonin


A major pharmaceutical company received FDA approval in 1995 for the marketing of a nasal spray delivery system for Calcitonin, which has substantially enlarged the U.S. market for Calcitonin. During 1999, the Company completed development of its proprietary nasal Calcitonin formulation. A patent application for the product was filed in February 2000. In January 2000 the Company filed an IND with the FDA to begin clinical testing. In February 2000 the Company began its U.S. clinical studies. The Company is engaged in negotiations to license its nasal Calcitonin formulation in the U.S. for the treatment of osteoporosis. However, there can be no assurance that a license agreement will be completed, that governmental approval of such product will be obtained, or that the product will be successfully commercialized.


Collaborative Research Programs


The Company is currently engaged in two collaborative research programs. One, with Rutgers University College of Pharmacy, continues to study oral drug delivery technology for Calcitonin and other peptides. The second collaboration, performed in conjunction with Yale University, is investigating novel applications for certain amidated peptide hormones, including Calcitonin gene-related peptide ("CGRP"). In 1996, the Company reported that CGRP accelerated bone growth and prevented bone loss in an animal model system. However, there can be no assurance that CGRP will have the same effect in humans, or that the Company would be able to develop, manufacture or market such a product.


Risks of International Operations


The Company's current and prospective partners and licensees, as well as potential customers, include foreign companies or companies with significant international business. The business operations of such companies and their ability to pay license fees, royalties and other amounts due and otherwise perform their obligations under any agreements they may enter into with the Company may be subject to regulation or approval by foreign governments. There can be no assurance that required approvals will be received. The failure to receive required approvals, governmental regulation and other risks, including political and foreign currency risks, could affect the ability of the Company to earn or receive payments pursuant to such agreements and, in such event, may have a material adverse effect on the Company's future operations.


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

In 1999, the Company began manufacturing cGMP Calcitonin for use in finished pharmaceutical products. In the development, manufacture and sale of amidated peptide hormone products, the Company and its licensees are competing with contract laboratories and major pharmaceutical companies, many of which can devote considerably greater financial resources to these activities. Major competitors in the field of osteoporosis include Novartis, American Home Products, Merck and Eli Lilly. However, the Company believes that the unique safety and efficacy characteristics of Calcitonin combined with the Company's patented hormone manufacturing process, and its patented oral delivery technology, will enable it to compete with products marketed by these and other companies.

The Company believes that success in competing with others in the biotechnology industry will be based primarily upon scientific expertise and technological superiority, the ability to identify and pursue scientifically feasible and commercially viable opportunities and to obtain proprietary protection for research achievements, the availability of adequate funding and success in developing, testing, protecting, producing and marketing products and obtaining their timely regulatory approval. There can be no assurance that others will not develop processes or products which are superior to, or otherwise preclude the commercial utilization of, processes or products developed by the Company.


Human Resources


On March 1, 2000, the Company had 65 full-time employees, of whom 23 were engaged in research, development and regulatory activities, 32 were engaged in production activities and 10 were engaged in general and administrative functions. Ten of the Company's employees hold Ph.D. degrees. The Company's employees have expertise in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; and quality control. None of the Company's employees is covered by a collective bargaining agreement. Warren P. Levy, President, Ronald S. Levy, Executive Vice President and Jay Levy, Treasurer, all executive officers and directors have signed employment agreements with the Company.


Research and Development


The Company has established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral delivery technologies to the development of proprietary products and processes. Approximately 85% of the Company's employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. During the years ended December 31, 1999, 1998 and 1997, approximately $9.4 million, $9.0 million and $9.4 million, respectively, were expensed on research and development activities.


Patents and Proprietary Technology


The Company has filed applications for U.S. patents relating to proprietary amidation, bacterial expression and immunization processes and to oral formulations for Calcitonin and other peptide hormones invented in the course of its research. To date, the following four U.S. patents have issued: Immunization By Immunogenic Implant, a process patent; two patents related to the Alpha-Amidation Enzyme, both process and product patents; and a patent covering the oral delivery of salmon Calcitonin. A Notice of Allowance has been received for a second oral delivery patent application which covers the use of the technology with any peptide pharmaceutical and an additional Notice of Allowance has been received for an enhancement to its manufacturing technology. Other applications are pending. Filings relating to the amidation process and to the oral delivery of salmon Calcitonin and other peptides have also been made in selected foreign countries and numerous amidation patents have issued in other countries. There can be no assurance that any of the Company's pending applications will issue as patents or that the Company's issued patents will provide the Company with significant competitive advantages. Furthermore, there can be no assurance that competitors will not independently develop or obtain similar or superior technologies.

Although the Company believes its patents and patent applications are valid, the invalidation of one or more of its U.S. Alpha-Amidation Enzyme patents or its patents for the oral delivery of peptides could have a material adverse effect upon the Company's business. Although one patent application continues to be the subject of an interference proceeding, the Company does not believe that an adverse ruling would have a material adverse effect on the business of the Company or its prospects. Difficulties in detecting and proving infringement are generally greater with process patents than with product patents. In addition, the value of a process patent may be reduced if the products that can be produced using such process have been patented by others. Under such circumstances, the cooperation of product patent holders or their sublicensees would be needed for the commercialization of products manufactured by the Company in countries where these companies hold valid patents.

In some cases, the Company relies on trade secrets to protect its inventions. It is the policy of the Company to include confidentiality provisions in all research contracts, joint development agreements and consulting relationships that provide access to the Company's trade secrets and other know-how. However, there can be no assurance that these secrecy obligations will not be breached to the detriment of the Company. To the extent licensees, consultants or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company.


Product Liability


Product liability claims relating to the Company's technology or products may be asserted against the Company. There can be no assurance that the Company would have sufficient resources to defend against or satisfy any such claims. Although the Company has obtained product liability insurance coverage in the amount of $2 million, product liability or other judgments against the Company, as well as the cost of defending such claims, in excess of insurance limits could have a material adverse effect upon the Company's business and financial condition.

Executive Officers of the Registrant

                                                       Served in Such
                                                       Position or Office
    Name                              Age             Continually Since               Position (1)
    ----                              ---             -----------------               ------------
Dr. Warren P. Levy (2)(3)             48                     1980                    President (Chief
                                                                                     Executive Officer)

Dr. Ronald S. Levy (2)(4)             51                     1980                    Executive
                                                                                     Vice President
                                                                                     and Secretary

Jay Levy (2)(5)                       76                     1980                    Treasurer


Dr. James P. Gilligan (6)             48                     1999                    Vice President of
                                                                                     Product Development

NOTES:

(1) Each executive officer's term of office continues until the first meeting of the Board of Directors following the annual meeting of stockholders and until the election and qualification of his successor. Officers serve at the discretion of the Board of Directors.
(2) Dr. Warren P. Levy and Dr. Ronald S. Levy are brothers and are the sons of Mr. Jay Levy.
(3) Dr. Warren P. Levy, a founder of the Company, has served as President, Chief Executive Officer and Director of the Company since its formation in November 1980. Dr. Levy holds a Ph.D.in biochemistry and molecular biology from Northwestern University and a bachelor's degree in chemistry from the Massachusetts Institute of Technology.
(4) Dr. Ronald S. Levy, a founder of the Company, has served as Executive Vice President since April 1999, as Vice President from November 1980 through March 1999, as Director of the Company since its formation in November 1980, and as Secretary since May 1986. Dr. Levy holds a Ph.D. in bioinorganic chemistry from Pennsylvania State University and a bachelor's degree in chemistry from Rutgers University.
(5) Mr. Jay Levy, a founder of the Company, has served as Chairman of the Board of Directors and Treasurer of the Company on a part-time basis since its formation in November 1980. He also served as Secretary from 1980 to May 1986. Mr. Levy devotes approximately 15% of his time to the Company. From 1985 through February 1991, he served as the principal financial advisor to The Nathan Cummings Foundation, Inc., a large charitable foundation. From 1968 through 1985, he performed similar services for the late Nathan Cummings, a noted industrialist and philanthropist.
(6) Dr. James P. Gilligan has been employed at the Company in various capacities since 1981. Dr. Gilligan has served as Vice President of Product Development since April 1999, and as Director of Product Development from February 1995 to March 1999. Dr. Gilligan holds a Ph.D. in pharmacology from the University of Connecticut and a Masters of International Business from Seton Hall University.

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


The Company believes these facilities are adequate for current purposes.


Item 3.           Legal Proceedings

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

The Company has not declared or paid any cash dividends since inception, and does not anticipate paying any in the near future.


The Company became a public company in 1987. As of March 3, 2000, there were 528 holders of record of the Common Stock. The Common Stock has traded on the OTC Bulletin Board under the symbol UGNE since October 5, 1999. Prior to October 5, 1999, the Common Stock traded on the Nasdaq Stock Market. The prices below represent high and low sale prices.

                          1999                                1998
                          ----                                ----
                        High-Low                            High-Low
                       ----------                          ----------

1st Quarter:           $1.47-0.94                          $3.59-2.47
2nd Quarter:            1.13-0.63                           3.06-1.81
3rd Quarter:            1.06-0.63                           2.13-0.94
4th Quarter:            0.84-0.23                           1.88-1.13

Recent Sales of Unregistered Securities
---------------------------------------

During the fourth quarter of 1999, $800,000 of principal amount of the Company's 5% Convertible Debentures, due December 31, 2001, were converted into (a) 1,906,565 shares of Common Stock and (b) warrants, expiring in 2004, to purchase an aggregate of 76,261 shares of Common Stock at exercise prices ranging from $.46 to $.60 per share. All of such shares and warrants were issued by the Company without registration in reliance on an exemption under Section 3(a) (9) of the Securities Act.

Item 6. Selected Financial Data

(In thousands, except per share data)

Years Ended December 31                         1999            1998             1997          1996            1995
-----------------------                       ------           ------          ------         -------         -------
Licensing & other revenue                      $9,589           $5,050          $3,003        $   308              $8

Research & development
expenses                                        9,375            9,042           9,416          8,298           6,876

Loss before extraordinary
item                                           (1,577)          (6,737)        (10,128)        (10,597)        (9,435)

Extraordinary item                               --               (144)          --              --              --

Net loss                                       (1,577)          (6,881)        (10,128)        (10,597)        (9,435)

Basic and diluted loss per share:
    Loss before extraordinary item               (.04)            (.17)           (.27)           (.38)          (.44)

    Extraordinary item                             --             (.01)             --              --          --
                                                ------           ------          ------          ------         ------
    Net loss                                     (.04)            (.18)           (.27)           (.38)          (.44)

At December 31
--------------
Working capital (deficiency)                    (2,759)          (1,805)             310           2,954        (4,061)

Total assets                                    13,778           11,564          13,692          17,169         13,332

Long-term debt                                   1,003            3,931           1,608           2,788          3,955

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

RESULTS OF OPERATIONS


Revenue increased 90% to $9,589,000 for the year ended December 31, 1999 as compared to $5,050,000 for the year ended December 31, 1998. Revenue increased 68% to $5,050,000 for the year ended December 31, 1998 as compared to $3,003,000 for the year ended December 31, 1997. Revenue consists primarily of milestone revenue from Warner-Lambert Company as the result of the achievement of milestones in the development of an oral Calcitonin product for treating osteoporosis. Revenue in each year is effected by the timing of the completion of the various milestones.

Research and development, the Company's largest expense, increased 4% in 1999 to $9,375,000 from $9,042,000 in 1998, after decreasing 4% in 1998 from $9,416,000 in 1997. The 1999 increase was primarily attributable to development expenses related to the Company's nasal Calcitonin product, consulting and analytical testing expenses related to the Company's Type II variation for its injectable Calcitonin product, and consulting fees related to the Company's collaboration with Warner-Lambert partially offset by a reduction in production supplies. The 1998 decrease was primarily due to reduced regulatory filing fees and regulatory consultant expenses as compared to 1997, as well as to the reimbursement in 1998 of certain research expenses by Warner-Lambert Company. In addition, 1998 expenditures were reduced for both production and laboratory supplies, partially offset by increased personnel expenditures. Expenditures for the sponsorship of collaborative research programs were $250,000, $280,000 and $465,000 in 1999, 1998 and 1997, respectively, which are included as research and development expenses.

Settlement of contractual right expense was $1,669,000 in 1997. In February 1997, the Company issued an aggregate of 490,000 shares of its Common Stock to the holders of the Company's 9.5% Senior Secured Convertible Debentures. This issuance was in consideration for the cancellation of an obligation of the Company to pay to the holders a fee equal to 2% of the sum of the market value as of December 31, 1998 of all of the Company's outstanding shares of Common Stock plus the principal amount of all outstanding debt of the Company, less its cash on deposit, up to a maximum fee of $3,000,000. The expense associated with this transaction was valued at $1,669,000, based on a closing price of the Common Stock of $3.40625 on February 7, 1997.

General and administrative expenses increased 7% in 1999 to $2,212,000 from $2,068,000 in 1998, after increasing 3% in 1998 from $2,016,000 in 1997. The
1999 increase was primarily due to increased personnel costs and professional fees partially offset by reductions in public relations and travel expenses. The 1998 increase was primarily due to increased expenditures in 1998 for employee health insurance and public relations, partially offset by reduced legal fees due to the non-recurrence of legal fees incurred in 1997 related to the Warner-Lambert license agreement.

Interest income decreased $70,000 or 65% in 1999 from 1998, after decreasing $96,000 or 47% in 1998 from 1997. The decreases were due to lower interest income resulting from reduced funds available for investment.

Interest expense increased $386,000 or 49% in 1999 to $1,171,000 from $785,000 in 1998. Interest expense increased $551,000 or 235% in 1998 from $234,000 in 1997. Included in 1999 and 1998 interest expense are $197,000 and $490,000, respectively, of the amortization of the value of the beneficial conversion feature and related warrants of the Company's 5% convertible debentures. Excluding the change in the amortization charged to interest, interest expense increased in 1999 as compared to 1998 as a result of an increase in notes payable to stockholders, redemption premium resulting from the Company exceeding the Share Limit on the 5% Debentures, and the 2% delisting penalty on the 5% Debentures, partially offset by a decrease in the balance outstanding under the Company's 5% Debentures as a result of partial conversions to Common Stock.

Income tax benefit in 1999 of $1,553,000 consisted of proceeds received for the sale of a portion of the Company's state tax net operating loss carryforwards under a New Jersey Economic Development Authority ("NJEDA") program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. The purpose of the New Jersey program is to provide financial assistance to high-tech and biotechnology companies in order to facilitate future growth and job creation.

Extraordinary item, loss on early extinguishment of debt, was $144,000 for 1998. The loss was due to redemption at a premium of a portion of the Company's 10% Convertible Debentures in September 1998.

During 1999, revenue increased $4,540,000 from 1998 due to the achievement of various milestones in the Warner-Lambert agreement. In addition, the Company received $1,553,000 from the partial sale of its state tax benefits. These were partially offset by an increase in operating and interest expenses. As a result, the Company's net loss decreased $5,304,000 or 77% for the year ended December 31, 1999, from the prior year.

During 1998, revenue increased more than $2,000,000 from 1997 due to the achievement of various milestones in the Warner-Lambert agreement. In addition, in 1998 total operating expenses decreased almost $2,000,000 from 1997, primarily due to the one-time settlement of a contractual right expense in 1997. These were partially offset by a decline in interest income, an increase in interest expense and loss on early extinguishment of debt. As a result, the Company's net loss decreased $3,247,000 or 32% for the year ended December 31, 1998 from the prior year.

As of December 31, 1999, the Company had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $58,200,000, expiring from 2000 through 2019, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, the Company has investment tax credits and research and development credits in the amounts of $19,000 and $2,300,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 2000 through 2019. The Company has New Jersey operating loss carryforwards in the approximate amount of $24,950,000, expiring from 2003 through 2005, which are available to reduce future earnings, which would otherwise be subject to State income tax. However, these loss carryforwards have been approved for sale by the NJEDA.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS 109 have been fully reserved. As of December 31, 1999 and 1998, under SFAS 109, the Company had deferred tax assets of approximately $26,000,000 and $26,300,000, respectively, subject to valuation allowances of $26,000,000 and $26,300,000, respectively. The deferred tax assets were generated primarily as a result of the Company's net operating losses and tax credits generated.

LIQUIDITY AND CAPITAL RESOURCES

During 1994, the Company constructed its peptide production facility at leased premises in Boonton, New Jersey. The facility began production under cGMP guidelines in 1996. The Company's current lease expires in 2004 and it has two ten-year renewal options on the lease as well as an option to purchase the facility. There currently are no material commitments outstanding for capital expenditures relating to either the Boonton facility or the Company's office and laboratory facility in Fairfield, New Jersey.

The Company, at December 31, 1999, had cash and cash equivalents of $683,000, an increase of $280,000 from December 31, 1998.

The Company has incurred annual operating losses since its inception and, as a result, at December 31, 1999 had an accumulated deficit of approximately $62,908,000 and a working capital deficiency of approximately $2,759,000. The independent auditors' report covering the Company's 1999 financial statements includes an explanatory paragraph that states the above factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. In October 1999, the Company was delisted by the Nasdaq Stock Market. The delisting of the Company's common stock may have an adverse effect on the Company's ability to raise capital.

The Company's future ability to generate cash from operations will depend primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, receiving regulatory approval for its licensed products, and the commercial sale of these products.

In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral Calcitonin technology. Through December 31, 1999, the Company had received $3 million for an equity investment, $3 million for a licensing fee and recognized an aggregate of $14.5 million in milestone revenue from Warner-Lambert. Under the terms of the license agreement, the Company is eligible to receive up to an additional $34 million in milestone revenue during the course of the development program. Early-stage milestones primarily relate to the product's performance characteristics, while the latter-stage milestones are primarily related to regulatory activities and approvals. If the product is successfully commercialized, the Company also would receive revenue from royalties on product sales by Warner-Lambert and its affiliates and from the sale of raw material to Warner-Lambert. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis. The Company has licensed distributors in the United Kingdom and Ireland and in Israel for its injectable formulation. The Company is actively seeking other licensing and/or supply agreements with pharmaceutical companies for injectable and nasal forms of Calcitonin. However, there is no assurance that any additional revenue-generating agreements will be signed.

In June 1998, the Company completed a private placement of $4 million of 5% convertible debentures (the "5% Debentures"). The Company received net proceeds of approximately $3.75 million as a result of this placement. The 5% Debentures mature December 31, 2001, however, due to the events described below this debt is classified as a current liability on the Company's December 31, 1999 balance sheet. Interest on the 5% Debentures is payable in cash or, at the option of the Company, in Common Stock.

Beginning January 1, 1999, the 5% Debentures became convertible into (i) Common Stock at a conversion price (the "Conversion Price") equal to the lower of (a) $1.59 (the "Cap Price") and (b) the average of the four lowest closing bid prices of the Common Stock during the 18 trading days prior to the date of conversion (the "Market Price") and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 4% of the number of shares issuable upon conversion at an exercise price equal to 125% of the Conversion Price (the "Warrants"). Under the terms of the 5% Debentures, the Company is not permitted to issue more than an aggregate of 3,852,500 shares of Common Stock upon, collectively, the conversion of the 5% Debentures, upon the exercise of the Warrants issued upon conversion or redemption of the 5% Debentures and as payment of interest on the 5% Debentures (the "Share Limit"). After the Share Limit is reached, the Company is obligated (i) to redeem all 5% Debentures tendered for conversion at a price equal to 120% of the principal amount, plus accrued interest, and (ii) as to any Warrants exercised, to pay to the holder, in lieu of the issuance of shares, an amount in cash equal to the difference between the market price of the Common Stock and the exercise price of the Warrant multiplied by the number of shares issuable upon the exercise of the Warrant. The Company's cash obligation with respect to the Warrants will depend on the number of Warrants issued and the market price of the Common Stock at the time the Warrants are exercised. If the Company fails to redeem the 5% Debentures tendered for conversion after the Share Limit is exceeded (including payment of the accrued interest thereon) within three business days after receipt of the conversion notice, the interest rate on the 5% Debentures will permanently increase (i) to 7% per annum commencing on the first day of the 30-day period following the conversion notice, (ii) to 9% per annum commencing on the first day of each of the second and third such 30-day periods and (iii) an additional 1% per annum on the first day of each consecutive 30-day period thereafter until the 5% Debentures have been redeemed, provided that in no event can the rate of interest exceed the lesser of 20% per annum and the highest rate permitted by applicable law. In addition, if the Company's Common Stock is delisted from the Nasdaq National Market, the Company is required to pay 2% per month of the aggregate principal amount of the 5% Debentures for any month or portion thereof and if such delisting period lasts for four months, then, at the option of the holder, the Company is obligated to redeem the 5% Debentures at a redemption price equal to 120% of the outstanding principal balance.

During 1999, $2,000,000 of the 5% Debentures were converted into 3,528,125 shares of Common Stock and warrants exercisable at prices ranging from $.46 to $1.52 to purchase 141,123 shares of Common Stock (all of which were exercised in March, 2000 in a cashless exercise). In addition, 175,237 shares of Common Stock were issued as payment of interest on the 5% Debentures. Accordingly, as of December 31, 1999, an aggregate of 3,703,362 shares of Common Stock has been issued in connection with the 5% Debentures. During December 1999, the Company was unable to convert $200,000 of the 5% Debentures tendered for conversion as such conversion would have exceeded the Share Limit. As a result, the Company is obligated to redeem the remaining $2,000,000 of outstanding 5% Debentures in cash at a price equal to 120% of the principal amount, plus accrued and unpaid interest. During the fourth quarter of 1999, the Company accrued the aforementioned 20% premium and charged interest expense for $400,000. In addition, because the $200,000 of 5% Debentures were not redeemed within three business days, the interest rate on all outstanding debentures as of December 31, 1999 has increased to 7%. The Company has also failed to make the semi-annual interest payment that was due on January 5, 2000. Under the terms of the 5% Debentures, the interest rate as a consequence has increased to 20% per annum beginning in January 2000.

From time to time, Jay Levy, the chairman of the board and an officer of the Company, and Warren Levy and Ronald Levy, directors and officers of the Company, have made loans to the Company. As of December 31, 1999, the outstanding loans by these individuals to the Company consisted of: (i) loans from the three individuals in the aggregate principal amount of $1,140,000 evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25% (8.875% at December 31, 1999), which are classified as short-term debt, and (ii) loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002 and bearing interest at the fixed rate of 6% per year and which are secured by a security interest in all of the Company's equipment and a mortgage on the Company's real property. The Company was required to make installment payments on the term notes commencing in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments were made during 1999 as Jay Levy has agreed not to demand such 1999 payments and has agreed that he will not, prior to January 1, 2001, declare all or any portion of the principal or the accrued interest on the notes immediately due and payable by reason of the failure of the Company to make, when due, any scheduled payment of principal or interest on any of the notes as permitted by the loan agreements.

The Company's cash requirements are approximately $10 to 11 million per year to operate its research and peptide manufacturing facilities and develop its three Calcitonin products. In addition, the Company has principal and interest obligations over the next several years under its outstanding notes payable to stockholders and 5% Debentures. Due to the delisting of its Common Stock from the Nasdaq National Market in October 1999, the Company became obligated to pay the holders of the 5% Debentures an amount equal to 2% of the principal amount per month. This amount has been charged to interest expense. However, no such payments have been made.

After receipt of $1.5 million from Warner-Lambert in February and March 2000, management believes that the Company has sufficient financial resources to sustain its operations at the current level into the second quarter of 2000. The Company will require additional funds to ensure continued operations beyond that time. The Company expects to receive additional amounts receivable from Warner-Lambert during 2000 as a result of the milestone completed in September 1999. The Company also expects to achieve additional milestones under the Warner-Lambert agreement during 2000, which will result in further payments. However, there can be no assurance as to when or if the Company will achieve such milestones.

The proprietary rights licensed to Warner-Lambert involve only the oral formulation of Calcitonin. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis. The Company currently is seeking to enter into licensing and/or supply agreements with other pharmaceutical companies for these forms of Calcitonin. These agreements could provide short-term funds to the Company in upfront payments as well as milestone payments. The Company is eligible to sell state tax benefits, to yield approximately $2.5 million, under a NJEDA program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. However, the proceeds will be received over the next few years and the size and timing of such proceeds are subject to the continued funding of the program by the State of New Jersey as well as limitations based on the level of participation by other companies. The Company must apply to the NJEDA each year to be eligible to receive approval for the sale of its benefits. However, there can be no assurance that any of these transactions will be completed or, if completed, that the terms and timing of such transactions would provide sufficient funds to sustain operations at the current level.

In the absence of, or the delay in, achieving the Warner-Lambert milestones or in signing other agreements, obtaining adequate funds from other sources, which might include a debt or equity financing, would be necessary to sustain the Company's operations. However, there is no assurance as to the terms on which such additional funds would be available or that in such circumstances sufficient funds could be obtained. Equity financing of the Company also may be adversely affected by the delisting of the Company's Common Stock by the Nasdaq Stock Market.

While the Company believes that the Warner-Lamber licensing transaction will satisfy the Company's liquidity requirements over the near-term, satisfying the Company's long-term liquidity requirements will require the successful commercialization of the product licensed to Warner-Lambert and/or one of its other Calcitonin products. In addition, the commercialization of its Calcitonin products will require the Company to incur additional capital expenditures, including expenditures to expand or upgrade the Company's manufacturing operations to satisfy all of its Calcitonin supply obligations under the Warner-Lambert license agreement. However, neither the cost or timing of such capital expenditures are determinable at this time.

OTHER
-----

The Company's Common Stock has been delisted from the Nasdaq National Market System effective October 5, 1999 and is now trading on the OTC Bulletin Board. The Company has filed an appeal with Nasdaq to review the delisting decision. The outcome of the appeal is pending.

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

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company is evaluating SAB 101 and the effect it may have on the financial statements and its current revenue recognition policy.

Item 7A        Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in interest rates due to the use of debt financing to fund part of its operations. The Company does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its interest rate exposure. Since December 31, 1998, the Company's interest rate exposure on the 5% Debentures has been affected by the Company's delisting from the Nasdaq National Market and failure to make the semi-annual interest payment in January 2000. The Company's exposure to interest rate fluctuations over the near-term will continue to be affected by these events.

The information below summarizes the Company's market risks associated with debt obligations as of December 31, 1999. Fair values included herein have been estimated taking into consideration the nature and terms of each instrument and the prevailing economic and market conditions at December 31, 1999. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Under the terms of the 5%
Debentures, no additional shares may be issued to convert the remaining principal balance. Therefore, the information presented as to these debentures is without consideration as to conversion features. Variable interest rates disclosed represent the rates at December 31, 1999. Further information specific to the Company's debt is presented in Notes 2, 3 and 5 to the financial statements.


                                 Estimated                                                Year of Maturity
                                    Fair         Carrying        -------------------------------------------------------------
                                    Value         Amount            2000            2001          2002        2003     2004
                                    ------        ------            ----           ----           ----        ----     ----
Notes payable - stockholders     $1,140,000     1,140,000        1,140,000             --            --         --       --
Variable interest rate                                               8.875%            --            --         --       --


Notes payable - stockholders     $1,516,000     1,870,000          960,606         837,328       72,066         --       --
Fixed interest rate                                                      6%              6%           6%        --       --

5% convertible debentures        $2,087,000     2,400,000        2,400,000              --            --        --
Fixed interest rate  (1)                                                20%

(1) As a result of the Company's failure to make the semi-annual interest payment that was due January 5, 2000, the interest rate on the 5% Debentures increased from 7% at December 31, 1999 to 20% beginning January 2000.

Item 8.        Financial Statements and Supplementary Data.

Index to Financial Statements and Related Information

(1)            Financial Statements:

               Independent Auditors' Report

               Balance Sheets at December 31, 1999 and 1998

               Statements of Operations for each of the years in the three-year period ended December 31, 1999

               Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1999

               Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ KPMG LLP



Short Hills, New Jersey
March 17, 2000

                                   UNIGENE LABORATORIES, INC.
                                         BALANCE SHEETS
                                   DECEMBER 31, 1999 and 1998

ASSETS                                                               1999              1998
                                                                 ------------      ------------
Current assets:
    Cash and cash equivalents                                    $    682,629      $    402,664
    Contract receivables                                            3,526,229           316,058
    Prepaid expenses                                                  210,195           319,322
    Inventory (Note 6)                                                867,566           570,347
                                                                 ------------      ------------
                  Total current assets                              5,286,619         1,608,391

Property, plant and equipment - net of
    accumulated depreciation and
    amortization (Note 4)                                           6,740,354         8,085,250

Patents and other intangibles, net                                  1,264,268         1,206,018
Other assets                                                          486,612           664,434
                                                                 ------------      ------------
                                                                 $ 13,777,853      $ 11,564,093
                                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                                             $  1,258,334      $    982,752
    Accrued expenses (Note 7)                                       2,217,413         1,329,199
    Notes payable - stockholders (Note 3)                           1,140,000         1,040,000
    Current portion - long-term notes payable -
      stockholders                                                    960,606                --
    5% convertible debentures (Note 5)                              2,400,000                --
    Current portion - capital lease obligations (Note 8)               69,708            61,464
                                                                 ------------      ------------
                  Total current liabilities                         8,046,061         3,413,415

Notes payable - stockholders, excluding
  current portion (Note 3)                                            909,394              --
5% convertible debentures (Note 5)                                         --         3,802,807
Capital lease obligations, excluding
  current portion (Note 8)                                             93,415           127,783

Commitments and contingencies
Stockholders' equity (Note 10):
    Common Stock - par  value  $.01 per  share,
       authorized 60,000,000 shares,
       issued 43,088,184 shares in 1999 and
       39,384,822 shares in 1998                                      430,882           393,848
    Additional paid-in capital                                     67,207,604        65,158,403
    Accumulated deficit                                           (62,908,472)      (61,331,132)
    Less: Treasury stock, at cost,
           7,290 shares                                                (1,031)           (1,031)
                                                                 ------------      ------------
                  Total stockholders' equity                        4,728,983         4,220,088
                                                                 ------------      ------------
                                                                 $ 13,777,853      $ 11,564,093
                                                                 ============      ============

See accompanying notes to financial statements

                                     UNIGENE LABORATORIES, INC.
                                      STATEMENTS OF OPERATIONS
                            Years Ended December 31, 1999, 1998 and 1997

                                                         1999             1998               1997
                                                    ------------      ------------      ------------
Licensing and other revenue                         $  9,589,413      $  5,049,844      $  3,003,299
                                                    ------------      ------------      ------------
Operating expenses:
    Research and development                           9,374,528         9,041,618         9,416,315
    Settlement of contractual right
       (Note 15)                                            --                --           1,669,063
    General and administrative                         2,211,778         2,067,958         2,015,730
                                                    ------------      ------------      ------------
                                                      11,586,306        11,109,576        13,101,108
                                                    ------------      ------------      ------------
Operating loss                                        (1,996,893)       (6,059,732)      (10,097,809)

Other income (expense):
    Interest income                                       37,545           107,502           203,999
    Interest expense                                  (1,171,260)         (784,972)         (234,304)
                                                    ------------      ------------      ------------
Loss before income taxes and
    extraordinary item                                (3,130,608)       (6,737,202)      (10,128,114)

Income tax benefit (Note 12)                           1,553,268              --                --
                                                    ------------      ------------      ------------
Loss before
    extraordinary item                                (1,577,340)       (6,737,202)      (10,128,114)

Extraordinary item-loss
    on early extinguishment of debt (Note 5)                --            (143,810)             --
                                                    ------------      ------------      ------------
Net loss                                            $ (1,577,340)     $ (6,881,012)     $(10,128,114)
                                                    ============      ============      ============
Earnings per share:
    Basic:
     Loss before extraordinary item                 $       (.04)     $       (.17)     $       (.27)
     Extraordinary item                                     --                (.01)             --
                                                    ------------      ------------      ------------
    Net loss                                        $       (.04)     $       (.18)     $       (.27)
                                                    ============      ============      ============
    Diluted:
     Loss before
      extraordinary item                            $       (.04)     $       (.17)     $       (.27)
     Extraordinary item                                     --                (.01)             --
                                                    ------------      ------------      ------------
     Net loss                                       $       (.04)     $       (.18)     $       (.27)
                                                    ============      ============      ============
Weighted average number of shares
 outstanding                                          40,718,519        38,701,253        37,397,150
                                                    ============      ============      ============

See accompanying notes to financial statements

                                                     UNIGENE LABORATORIES, INC.
                                           STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                            Years Ended December 31, 1999, 1998 and 1997

                             Common Stock
                     --------------------------         Additional
                       Number of          Par            Paid-in        Accumulated       Treasury
                        Shares           Value           Capital          Deficit           Stock            Total
                     ----------        --------        -----------     -------------      ---------      -----------
Balance,
January 1,
1997                  35,352,824        $353,528        $55,829,641     $ (44,322,006)     $  (1,031)     $11,860,132

Sale of stock            695,066           6,951          2,941,648               --             --         2,948,599

Settlement of
 contractual right       490,000           4,900          1,664,163               --              --        1,669,063

Exercise of
 warrants                712,759           7,127          1,133,020               --              --        1,140,147

Conversion of 9.5%
 Debentures and
 accrued interest        697,058           6,971            769,235               --              --          776,206

Exercise of
 stock options           282,350           2,823            433,229               --              --          436,052

Conversion of
 10% Debentures and
 accrued interest        220,465           2,205            398,225               --              --          400,430

Conversion of
 notes payable -
 stockholders             57,200             572            199,428               --              --          200,000

Issuance of warrants
 and stock as
 compensation             10,000             100            130,850               --              --          130,950

Net loss                      --              --                 --       (10,128,114)            --      (10,128,114)
                      ----------        --------        -----------     -------------      ---------      -----------

                                                                     (Continued)

                                                     UNIGENE LABORATORIES, INC.
                                           STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                            Years Ended December 31, 1999, 1998 and 1997

                                              Common Stock
                                      --------------------------       Additional
                                       Number of          Par          Paid-in         Accumulated       Treasury
                                        Shares           Value         Capital           Deficit           Stock           Total
                                      ----------        --------      -----------    -------------      ---------      -----------
Balance,
 December 31,
 1997                                 38,517,722         385,177       63,499,439     (54,450,120)       (1,031)          9,433,465

Conversion of 9.5%
 Debentures                              448,834           4,489          495,705         --                --              500,194

Conversion of
 notes payable -
 stockholders                            163,635           1,636          220,091         --                --              221,727

Conversion of
 10% Debentures and
accrued interest                         214,131           2,141          202,234         --                --              204,375

Value of 5% Debentures allocated
 to beneficial conversion feature
 and related warrants                         --              --          686,796         --                --              686,796

Exercise of
 stock options                            40,500             405           47,564         --                --               47,969

Issuance of warrants
 as compensation                             --               --            6,574         --                --                6,574

Net loss                                     --               --              --       (6,881,012)          --           (6,881,012)
                                        --------        --------        ---------     -----------      --------           ---------
Balance,
 December 31,
 1998                                 39,384,822         393,848       65,158,403     (61,331,132)       (1,031)          4,220,088

Conversion of 5%
  Debentures into
  Common Stock
  and Warrants                         3,528,125          35,281        1,859,994         --                --            1,895,275

Issuance of Common
  Stock as payment of
  interest on 5%
  Debentures                             175,237          1,753           189,207        --                 --              190,960

Net loss                                     --              --               --       (1,577,340)          --           (1,577,340)
                                       ---------       --------       ----------     ------------      --------           ---------
Balance,
  December 31,
  1999                                43,088,184       $430,882       $67,207,604    $(62,908,472)      $(1,031)         $4,728,983
                                      =========        ========       ==========     ============       =======          ==========

See accompanying notes to financial statements.

                                        UNIGENE LABORATORIES, INC.
                                         STATEMENTS OF CASH FLOWS


                                                                     Years Ended December 31,
                                                         ------------------------------------------------
                                                             1999              1998               1997
                                                         ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (1,577,340)     $ (6,881,012)     $(10,128,114)
Adjustments to reconcile net loss to net
   cash used by operating activities:
 Non-cash settlement of contractual right                        --                --           1,669,063
 Non-cash compensation                                           --               6,574           130,950
 Depreciation and amortization                              1,558,663         1,552,734         1,530,469
 Amortization of beneficial conversion feature on 5%
    Debentures                                                197,193           489,603              --
 20% premium on 5% Debentures                                 400,000              --                --
 Payment of interest through the issuance of
    Common Stock                                              190,960            44,060            40,931
 Write-off of other assets                                     64,528            48,500              --
 Increase in contract receivable                           (3,210,171)         (316,058)             --

(Increase) decrease in prepaid expenses and other
   current assets                                            (188,092)          (55,424)          148,844
 Increase (decrease) in accounts payable and accrued
   expenses                                                 1,163,795           247,237           330,036
                                                         ------------      ------------      ------------
 Net cash used for operating activities                    (1,400,464)       (4,863,786)       (6,277,821)
                                                         ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Construction of leasehold and building improvements            (4,010)           (8,384)          (18,298)
Purchase of furniture and equipment                          (134,127)          (76,486)         (430,068)
Increase in patents and other assets                          (88,695)         (264,959)         (163,670)
                                                         ------------      ------------      ------------

Net cash used in investing activities                        (226,832)         (349,829)         (612,036)
                                                         ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of stock                                     --                --           2,948,599
Proceeds from issuance of debt                              1,970,000         4,000,000              --
Repayment of debt and capital lease
  obligations                                                 (62,739)         (304,138)             --
Exercise of stock options and warrants                           --              47,969         1,576,199
Debt issuance and other costs                                    --            (253,879)             --
                                                         ------------      ------------      ------------

Net cash provided by financing activities                   1,907,261         3,489,952         4,524,798
                                                         ------------      ------------      ------------
Net increase (decrease) in cash and
  cash equivalents                                            279,965        (1,723,663)       (2,365,059)
Cash and cash equivalents at
  beginning of period                                         402,664         2,126,327         4,491,386
                                                         ------------      ------------      ------------
Cash and cash equivalents at
  end of period                                          $    682,629      $    402,664      $  2,126,327
                                                         ============      ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Acquisition of equipment through capital leases          $     36,617      $    221,900              --
Conversion of convertible debentures and accrued
  interest  into Common Stock                            $  2,190,960      $    707,069      $  1,176,636
Conversion of notes payable - stockholders
  into Common Stock                                              --        $    225,000      $    200,000
Value of beneficial conversion feature and related
  warrants on issuance of  5% Debentures                         --        $    686,796              --
                                                         ============      ============      ============
Cash paid for interest                                   $     24,700      $    119,000      $     74,000
                                                         ============      ============      ============

See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1.   Description of Business


Unigene Laboratories,  Inc. (the "Company"),  a biopharmaceutical  company,  was incorporated  in the  State of  Delaware  in  1980.  The  Company's  single business segment focuses on research, production and delivery of therapeutic peptide hormones. The Company has concentrated most of its efforts to date on one product - Calcitonin, for the treatment of osteoporosis and other indications. The Company's initial products will be injectable, nasal and oral formulations of Calcitonin. The Company's Calcitonin products require clinical trials and approvals from regulatory agencies as well as acceptance in the marketplace. The Company's injectable Calcitonin product has been approved for marketing in all 15-member states of the European Union for the treatment of Paget's disease and hypercalcemia associated with malignancy. Through December 31, 1999, sales of injectable Calcitonin have not been significant. Although the Company believes its patents and patent applications are valid, the invalidation of its patents or the failure of certain of its pending patent applications to issue as patents could have a material adverse effect upon its business. The Company competes with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Many of these competitors have substantially greater resources than does the Company. During 1999, 1998 amd 1997, almost all of the Company's revenue was generated from one customer, Warner-Lambert Company (see Note 14).


2.   Summary of Significant Accounting Policies & Practices


Segment Information -The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Property, Plant and Equipment - Property, plant and equipment are carried at cost. Equipment under capital leases are stated at the present value of the minimum lease payments. Depreciation is computed using the straight-line method. Amortization of equipment under capital leases and leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Research and Development - Research and development expenses include the costs associated with internal research and development by the Company and research and development conducted for the Company by outside advisors, sponsored university-based research partners and clinical study partners. All research and development costs discussed above are expensed as incurred. Expenses reimbursed under research and development contracts, which are not refundable, are recorded as a reduction to research and development expense in the statement of operations.

Revenue Recognition - Research and development contract revenues are recognized based upon the successful completion of various benchmarks as set forth in the individual agreements. Non-refundable license fees received upon execution of license agreements are recognized as revenue. Revenue from the sale of product is recognized upon shipment to the customer.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company is evaluating SAB 101 and the effect it may have on the financial statements and its current revenue recognition policy.

Patents and Other Intangibles - Patent costs are deferred pending the outcome of patent applications. Successful patent costs are amortized using the straight-line method over the lives of the patents. Unsuccessful patent costs are expensed when determined worthless. As of December 31, 1999, four of the Company's patents had issued in the U.S. and numerous have issued in various foreign countries. Various other applications are still pending. Other intangibles are recorded at cost and are amortized over their estimated useful lives. Accumulated amortization on patents and other intangibles is $143,638 and $104,625 at December 31, 1999 and 1998, respectively.

Stock Option Plan - The Company accounts for stock options issued to employees and directors in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current market price of the underlying stock exceeded the exercise price; compensation expense on variable stock option grants is estimated until the measurement date. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company provides pro forma net income and pro forma earnings per share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS No. 123.

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

Net Loss per Share - The Company computes and presents earnings per share ("EPS") in accordance with the provisions of SFAS No. 128, "Earnings Per Share". It requires presentation of both basic and diluted EPS for net income on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock at the beginning of the period being reported on and the effect was dilutive. The Company's net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 1999, 1998 and 1997 because the Company's convertible debentures, stock options and warrants were not included in the calculation since the inclusion of such shares (approximately 4,330,000 potential shares of Common Stock at December 31, 1999) would be antidilutive.

Cash Equivalents - The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Inventory - Inventories are stated at the lower of cost (using the first-in, first-out method) or market.

Fair Value of Financial Instruments - The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. The estimated fair values of all of the Company's financial instruments approximate their carrying amounts in the balance sheet with the exception of debt. The fair value of the Company's various debt instruments were derived by evaluating the nature and terms of each instrument and considering the prevailing economic and market conditions at the balance sheet date. The carrying amount of debt, including current portions and capital lease obligations, is $5,573,000 and $5,032,000 at December 31, 1999 and 1998, respectively; and the fair value is estimated to be $4,906,000 and $5,229,000 at December 31, 1999 and 1998,
respectively.

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

Reclassifications - Certain prior years' amounts have been reclassified to conform to their 1999 presentation.

3.   Related Party Transactions

Notes payable - stockholders. During 1995, members of the Levy family loaned to the Company $1,905,000. The notes evidencing these loans were issued to Warren
P. Levy, Ronald S. Levy and Jay Levy, (collectively, the "Levys") each an officer and director of the Company, who at the time owned an aggregate of 10% of the Company's outstanding Common Stock, and to another member of their family. These notes bear interest at the Merrill Lynch Margin Loan Rate plus
 .25% (8.875% at December 31, 1999) and $1,850,000 of the aggregate principal amount is collateralized by security interests in the Company's Fairfield, New Jersey plant and equipment and Boonton, New Jersey equipment. Notes for $1,255,000 were originally payable on demand, but in any event not later than February 10, 1997. Another note for $650,000 was originally due on February 10, 1997. During 1996, a total of $440,000 in principal amount of the notes payable
- stockholders were repaid. On May 2, 1997, an aggregate of $200,000 in principal amount of these loans was converted into 57,200 shares of Common Stock at a conversion price of $3.4965 per share. The closing price of the Common Stock on May 1, 1997, as reported by the Nasdaq Stock Market, was $3.21875 per share. On August 6, 1998, an aggregate of $225,000 in principal amount of these loans was converted into 163,635 shares of Common Stock at a conversion price of $1.375 per share. The closing price of the Common Stock on August 5, 1998, as reported by the Nasdaq Stock Market, was $1.31 per share. Warren Levy and Ronald Levy each loaned to the Company an additional $50,000 during 1999. The balance of these loans, $1,140,000, has been classified as short-term as of December 31, 1999 as they are payable on demand.

During 1999, Jay Levy loaned the Company $1,500,000 evidenced by demand notes bearing interest at 6% per year. During the third quarter of 1999, Jay Levy loaned the Company an additional $370,000 evidenced by term notes maturing January 2002 and bearing interest at 6% per year, and the $1,500,000 of demand notes were converted into 6% term notes maturing January 2002. The Company has granted Jay Levy a security interest in all of its equipment and a mortgage on its real property to secure payment of the term notes, which are senior to all notes payable to Warren Levy and Ronald Levy. The Company is required to make installment payments on the term notes commencing in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments were made during 1999 as Jay Levy has agreed not to demand such 1999 payments and has agreed that he will not, prior to January 1, 2001, declare all or any portion of the principal or the accrued interest on the notes immediately due and payable by reason of the failure of the Company to make, when due, any scheduled payment of principal or interest on any of the notes as permitted by the loan agreements.

From time to time, the Levys also provide working capital loans to the Company. At December 31, 1999 and 1998, no working capital loans were outstanding.

4.   Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 1999 and 1998:

                                                                                  Estimated
                                                                                 Depreciable
                                             1999                  1998             Lives
                                          ----------            -----------     ------------
Building and
  improvements                            $1,377,075             $1,373,975      25 years
Leasehold improvements                     8,480,222              8,479,312      Lease Term
Manufacturing equipment                    3,842,038              3,766,934      10 years
Laboratory equipment                       2,704,820              2,657,817      5 years
Other equipment                              466,523                466,523      10 years
Office equipment and
  furniture                                  327,206                315,186      5 years
Equipment under capital
  leases                                     258,517                221,900      Lease Term
                                        ------------            -----------
                                          17,456,401             17,281,647
Less accumulated
  depreciation and
  amortization                            10,837,214              9,317,564
                                        ------------            -----------
                                           6,619,187              7,964,083
Land                                         121,167                121,167
                                        ------------            -----------
                                        $  6,740,354            $ 8,085,250
                                        ============            ===========

Depreciation and amortization expense on property, plant and equipment was $1,520,000, $1,520,000, and $1,506,000 in 1999, 1998 and 1997, respectively.

5.   Convertible Debentures

In March 1996, the Company issued $3,300,000 of 9.5% Senior Secured Convertible Debentures in exchange for a secured loan of an equal amount. All of these debentures had been converted into approximately 2,924,000 shares of Common Stock as of November 15, 1998, the due date of the debentures.

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

In 1996, the placement agent, in connection with the issuance of the 10% Debentures, received a five-year warrant to purchase 454,000 shares of Common Stock at an exercise price of $2.10 per share as partial compensation for services rendered. Through December 31, 1999, an aggregate of 322,000 of these warrants have been exercised and 132,000 remain unexercised.

In June 1998, the Company completed a private placement of $4 million of 5% Convertible Debentures (the "5% Debentures"). The Company received net proceeds of approximately $3.75 million as a result of this placement. The 5% Debentures mature December 31, 2001, however, due to the events described below this debt is classified as a current liability on the Company's December 31, 1999 balance sheet. Interest on the 5% Debentures is payable in cash or, at the option of the Company, in Common Stock subject to the limitations described below. Beginning January 1, 1999, the 5% Debentures are convertible into (i) Common Stock at a conversion price (the "Conversion Price") equal to the lower of (a) $1.59 (the "Cap Price") and (b) the average of the four lowest closing bid prices of the Common Stock during the 18 trading days prior to the date of conversion (the "Market Price") and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 4% of the number of shares issuable upon conversion at an exercise price equal to 125% of the Conversion Price. Up to 15% of the original principal amount of the 5% Debentures may be converted per month on a non-cumulative basis; provided, however, that if the Market Price is greater than or equal to 120% of the Cap Price on the last conversion date in any month, then up to 20% of the original principal amount may be converted in such month. If a Debenture holder submits a Debenture for conversion and the Market Price is less than or equal to $1.1156, the Company may redeem the Debenture for (i) an amount equal to the principal amount thereof plus a premium of 12% per year from the date of issuance and (ii) warrants, expiring five years from the date of issuance, to purchase a number of shares of Common Stock equal to 25% of the number of shares that would have been issuable upon conversion of the Debenture at an exercise price equal to 135% of the Conversion Price at the time of redemption. Under the terms of the 5% Debentures, the Company is not permitted to issue more than an aggregate of 3,852,500 shares of Common Stock upon collectively the conversion of 5% Debentures, upon the exercise of the Warrants issued upon conversion or redemption of the 5% Debentures and as payment of interest on the 5% Debentures (the "Share Limit"). After the Share Limit is reached, the Company is obligated
(i) to redeem all 5% Debentues tendered for conversion at a price equal to 120% of the principal amount, plus accrued interest, and (ii) as to any Warrants exercised, to pay to the holder, in lieu of the issuance of shares, an amount in cash equal to the difference between the market price of the Common Stock and the exercise price of the Warrant multiplied by the number of shares issuable upon the exercise of the Warrant. The Companys' cash obligation with respect to the Warrants will depend on the number of Warrants issued and the market price of the Common Stock at time the Warrants are exercised. If the Company fails to redeem the 5% Debentures tendered for conversion after the Share Limit is exceeded (including payment of the accrued interest thereon) within three business days after receipt of the conversion notice, the interest rate on the 5% Debentures will permanently increase (i) to 7% per annum commencing on the first day of the 30-day period following the conversion notice, (ii) to 9% per annum commencing on the first day of each of the second and third such 30-day periods and (iii) an additional 1% per annum on the first day of each consecutive 30-day period therafter until the 5% Debentures have been redeemed, provided that in no event can the rate of interest exceed the lesser of 20% per annum and the highest rate permitted by applicable law. In addition, if the Company's common stock is delisted from the Nasdaq National Market the Company is required to pay 2% per month of the aggregate outstanding principal amount of the 5% Debentures for any month or portion thereof and if such delisting period lasts for four months, then, at the option of the holder, the Company is obligated to redeem the 5% Debentures at a redemption price equal to 120% of the outstanding principal balance.

During 1999, $2,000,000 in principal amount of the 5% Debentures was converted into 3,528,125 shares of Common Stock. Warrants exercisable at prices ranging from $.46 to $1.52 for 141,123 shares of Common Stock were issued upon these conversions. As of December 31, 1999, all of these warrants are exercisable, but none had been exercised. In addition, 175,237 shares of Common Stock were issued as payment of interest on the 5% Debentures.

Accordingly, as of December 31, 1999, an aggregate of 3,703,362 shares of Common Stock has been issued in connection with the 5% Debentures. During December 1999, the Company was unable to convert $200,000 of the 5% Debentures tendered for conversion as such conversion would have exceeded the Share Limit. As a result, the Company is obligated to redeem the remaining $2,000,000 of outstanding 5% Debentures in cash at a price equal to 120% of the principal amount, plus accrued and unpaid interest. During the fourth quarter of 1999, the Company accrued the aforementioned 20% premium and charged interest expense for $400,000. In addition, because the $200,000 of 5% Debentures tendered for conversion were not redeemed within three business days, the interest rate on all outstanding debentures as of December 31, 1999 has increased to 7%. The Company has also failed to make the semi-annual interest payment that was due on January 5, 2000. Under the terms of the 5% Debentures, the interest rate as a consequence has increased to 20% per annum beginning in January 2000.

Due to the delisting of its Common Stock from the Nasdaq National Market in October 1999, the Company is required to make payments to the holder of the 5% Convertible Debentures, in an amount equal to 2% per month of the aggregate principal amount of these debentures for any month or portion thereof. However, no such payments have been made as of December 31, 1999. The Company has accrued $137,000 as of December 31, 1999 due to this penalty as part of accrued interest.

The Company in 1998 estimated the value of the beneficial conversion feature and related warrants at the issuance of the 5% Debentures to be approximately $687,000. Such amount was credited to additional paid-in capital and was amortized to interest expense over the earliest conversion periods using the effective interest method (approximately $197,000 and $490,000 for the years ended December 31, 1999 and 1998, respectively).


6. Inventory - Inventory consists of the following:


                                   Dec. 31, 1999    Dec. 31, 1998
                                   -------------    -------------
Finished goods                        $596,359          $319,775
Raw material                           271,207           250,572
                                      --------          --------
     Total                            $867,566          $570,347
                                      --------          --------

7. Accrued expenses - Accrued expenses consist of the following:

                                    Dec. 31, 1999    Dec. 31, 1998
                                    -------------    -------------
Interest                            $  888,486         $ 594,611
Clinical trials/contract research      763,352           278,745
Vacation pay                           187,710           180,292
Consultants                            164,500            48,000
Other                                  213,365           227,551
                                    ----------         ---------
     Total                          $2,217,413         $1,329,199
                                     ---------         ---------



8.  Obligations  Under  Capital Leases

The Company entered into various lease arrangements during 1999 and 1998 which qualify as capital leases.

The future years' minimum lease payments under the capital leases, together with the present value of the net minimum lease payments, as of December 31, 1999 are as follows:


         2000                                             $ 89,700
         2001                                               73,644
         2002                                               32,031
         2003                                               12,639
                                                          --------
                     Total minimum lease payments          208,014

         Less amount representing interest                  44,891
                                                          --------
                     Present value of net minimum
                         lease payments                    163,123

         Less current portion                               69,708
                                                          --------

                     Obligations under capital leases,
                         excluding current portion        $ 93,415
                                                          ========


The discount rates on these leases vary from 12% to 18%.

9.   Obligations Under Operating Leases

The Company is obligated under a 10-year net-lease, which began in February 1994, for its manufacturing facility located in Boonton, New Jersey. The Company has two 10-year renewal options as well as an option to purchase the facility. In addition, the Company leases laboratory equipment under various operating leases expiring in 2001 through 2002. Total future minimum rentals under these noncancelable operating leases as of December 31, 1999 are as follows:

                             2000                        $218,110
                             2001                         207,819
                             2002                         197,529
                             2003                         185,322
                             2004                          15,444
                                                         --------
                                                         $824,224
                                                         ========


Total rent expense was approximately $243,000, $209,000 and $185,000 for 1999, 1998 and 1997, respectively.

10.   Stockholders' Equity


In October 1996, the Company completed a private placement of 4,218,804 Units at a price of $1.75 per Unit. Each Unit consisted of (i) one share of Common Stock,
(ii) one quarter of a Class C Warrant, (each whole Class C Warrant was exercisable to purchase one share of Common Stock) and (iii) one quarter of a Class D Warrant (each whole Class D Warrant was exercisable to purchase one share of Common Stock). The Class C Warrants and the Class D Warrants each had an exercise price of $3.00 and expired unexercised on October 11, 1999. The fee paid to the placement agent in the transaction consisted of an additional 296,935 Units in lieu of cash compensation. The net proceeds to the Company were approximately $7 million.

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

During 1997, an aggregate of 713,000 shares of Common Stock were issued due to the exercise of warrants with net proceeds to the Company of approximately $1,140,000. The exercise prices of these warrants ranged from $1.38 to $3.00 per share. During 1997, an aggregate of $1,181,000 in principal amount of convertible debentures, plus $41,000 of accrued interest, was converted into approximately 918,000 shares of Common Stock. During 1998, an aggregate of $681,000 in principal amount of convertible debentures, plus $44,000 of accrued interest, was converted into approximately 663,000 shares of Common Stock. During 1999, an aggregate of $2,000,000 in principal amount of convertible debentures, plus $191,000 of accrued interest, was converted into approximately 3,703,000 shares of Common Stock. See Note 5.

As of December 31, 1999, there are warrants outstanding, all of which are currently exercisable, to purchase an aggregate of 1,802,000 shares of Common Stock at exercise prices ranging from $.46 to $3.50 per share, with a weighted average exercise price of $1.77.

11.       Stock Option Plans

Under the Unigene Laboratories, Inc. 1984 Non-Qualified Stock Option Plan for Selected Employees (the "1984 Plan"), each option granted expires no later than the tenth anniversary of the date of its grant. The 1984 Plan terminated in November 1994; however, 30,000 options previously granted continue to be outstanding and exercisable under that plan as of December 31, 1999.

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

At the Company's 1999 Annual Meeting, the stockholders approved the adoption of a 1999 Directors Stock Option Plan (the "1999 Plan") to replace the 1994 Plan. Under the 1999 Plan, each person elected to the Board after June 23, 1999 who is not an employee will receive, on the date of his initial election, an option to purchase 21,000 shares of Common Stock. In addition, on May 1st of each year, commencing May 1, 1999, each non-employee director will receive an option to purchase 10,000 shares of Common Stock if he or she has served as a non-employee director for at least six months prior to the May 1st grant. Each option granted under the 1999 Plan will have a ten-year term and the exercise price of each option will be equal to the fair value of the Company's Common Stock on the date of the grant. A total of 350,000 shares of Common Stock are reserved for issuance under the 1999 Plan.

The following summarizes activity for options granted to directors and employees under the 1984, 1994 and 1999 Plans:

                                                                 Options           Weighted              Weighted
                                                              Exercisable           Average               Average
                                                              At End of           Grant-date              Exercise
                                            Options              Year             Fair Value               Price
                                            -------              ----             ----------               -----
Outstanding January 1, 1997              1,574,315

     Granted                                64,000                                 $  2.31                $ 3.15
     Cancelled                             (39,500)                                   --                    2.28
     Exercised                            (282,350)                                   --                    1.61
                                        ----------
Outstanding December 31, 1997             1,316,465           1,023,090
                                                              =========
     Granted                                610,750                                $  1.50                $ 1.99
     Cancelled                              (91,600)                                  --                    2.85
     Exercised                              (40,500)                                  --                    1.18
                                         ----------
Outstanding December 31,1999              1,795,115           1,382,615
                                                              =========
     Granted                                438,000                                $  0.55                $ 0.70
     Cancelled                             (187,250)                                  --                    2.17
     Exercised                              --                                        --                    --
                                         ----------                                =======                ======
Outstanding December 31, 1999             2,045,865           1,639,615
                                         ==========           ==========

The table above excludes options to purchase 482,000 shares of Common Stock with a weighted average exercise price of $0.63 per share which have been allocated to employees during 1999 in anticipation of the adoption of a new employee stock option plan to replace the 1994 Plan. Such excess options will be granted if and when the stockholders approve the new employee stock option plan at the next annual stockholders' meeting. At the date the new plan is approved, the Company will recognize compensation expense for the excess of the fair value of the Company's Common Stock at the date the plan is approved over the exercise price of the options granted.

A summary of options outstanding and exercisable, excluding the 1999 excess options described above, as of December 31, 1999, follows:

                                      Options Outstanding                                  Options Exercisable
                      ----------------------------------------------------       ----------------------------------
                                         Weighted Ave.
Range of                Number            Remaining          Weighted Ave.          Number           Weighted Ave.
Exercise Price        Outstanding        Life (years)       Exercise Price       Exercisable         Exercise Price
--------------        -----------        -------------       --------------      ------------        --------------
     .50- .98           407,500             9.9               $  .68                 215,000            $  .65
    1.00-1.97           948,365             7.0                 1.78                 781,865              1.77
    2.16-3.31           690,000             6.6                 2.80                 642,750              2.81
                      ---------                                                    ---------
                      2,045,865                                 1.90               1,639,615              2.03
                      =========                               ======               =========            ======

As of December 31, 1999, options to purchase 107,925 shares and 330,000 shares of Common Stock were available for grant under the 1994 and 1999 Plans.

The Company accounts for options granted to employees and directors under APB Opinion No. 25. Had compensation cost for options granted to employees and directors been determined consistent with SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows as of December 31:

                                                       1999                  1998                1997
                                                  --------------        ------------        -------------
Net loss:
   As reported                                    $   (1,577,340)         (6,881,012)         (10,128,114)
   Pro forma                                          (2,182,340)         (7,796,012)         (10,214,114)
                                                  ==============        ============        =============
Basic and diluted net loss per share:
   As reported                                    $        (0.04)              (0.18)               (0.27)
   Pro forma                                               (0.05)              (0.20)               (0.27)
                                                  ==============        ============        =============

The fair value of the stock options granted in 1999, 1998 and 1997 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0%; expected volatility of 74% in 1999, 63% in 1998 and 59% in 1997; a risk-free interest rate of 6.4% in 1999, 4.8% in 1998 and 5.25% in 1997; and expected lives of 6 years.

During 1995, the Company granted to a consultant options to purchase 10,000 shares of the Company's Common Stock, expiring in October 2000, immediately exercisable at $1.44 per share, none of which have been exercised.

12.   Income Taxes

As of  December  31,  1999,  the Company had  available  for federal  income tax reporting purposes net operating loss carryforwards in the amount of approximately $58,200,000, expiring from 2000 through 2019, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, the Company has investment tax credits and research and development credits in the amounts of $19,000 and $2,300,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 2000 through 2019. The Company has New Jersey operating loss carryforwards in the approximately amount of $24,950,000, expiring from 2003 through 2005, which are available to reduce future earnings which would otherwise be subject to State income tax.

The Company follows SFAS No. 109, "Accounting for Income Taxes." Given the Company's past history of incurring operating losses, management believes that it is more likely than not that any deferred tax assets that are recognizable under SFAS No. 109 will not be recoverable. As of December 31, 1999 and 1998, under SFAS No. 109, the Company had deferred tax assets of approximately $26,000,000 and $26,300,000, respectively, subject to valuation allowances of $26,000,000 and $26,300,000, respectively. The deferred tax assets are generated primarily as a result of the Company's net operating losses and tax credits. The Company's ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382.

In the fourth quarter of 1999, the Company realized a $1,553,000 tax benefit arising from the Company's state net operating loss carryforwards (NOLs) that had previously been subject to a full valuation allowance. The Company realized these deferred tax assets through the sale of a portion of its state tax NOLs under a New Jersey Economic Development Authority (the "NJEDA") program, which allows certain New Jersey taxpayers to sell their benefits to third parties. The Company has an additional $24,950,000 in NOLs that have been approved for sale although annual applications must be made to the NJEDA. In addition, the proceeds are subject to the continued funding of the program by the State of New Jersey as well as limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved.


13.   Employee Benefit Plan

The Company maintains a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to an annual maximum for each employee set by the Internal Revenue Service. The Company's discretionary matching contribution expense for 1999, 1998 and 1997 was approximately $44,000, $43,000 and $42,000, respectively.


14.    Research and Licensing Revenue


In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral calcitonin technology. During 1997 the Company received $3 million for an equity investment and $3 million for a licensing fee. Several milestones were achieved during 1998, resulting in milestone revenue of $5 million. In February and August 1999, two pilot human studies for the Company's oral Calcitonin formulation were successfully concluded, resulting in milestone revenue totaling $5 million. In September 1999, the Company and Warner-Lambert identified an oral Calcitonin formulation to be used in the upcoming Phase I/II clinical study entitling the Company to milestone revenue of $4.5 million. The September 1999 milestone revenue is payable in installments of $500,000 due every 90 days beginning in September 1999, with the unpaid balance payable upon initiation of the Phase I/II study, which the Company expects to occur in the first half of 2000. At December 31, 1999, contract receivables on the balance sheet include $3.5 million due under this milestone. Under the terms of the license agreement, the Company is eligible to receive up to an additional $34 million in milestone revenue during the course of the development program. Early-stage milestones primarily relate to the product's performance characteristics, while the latter-stage milestones are primarily related to regulatory activities and approvals. If the product is successfully commercialized, the Company also would receive revenue from royalties on product sales by Warner-Lambert and its affiliate and from the sale of raw material to Warner-Lambert. An additional milestone was achieved in February 2000, resulting in a payment to the Company of $1 million.

15.    Settlement of Contractual Right


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

16.    Liquidity

The Company has incurred annual operating losses since its inception and, as a result, at December 31, 1999 has an accumulated deficit of approximately $62,908,000 and has a working capital deficiency of approximately $2,759,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. The Company's cash requirements are approximately $10 to 11 million per year to operate its research and peptide manufacturing facilities and develop its three Calcitonin products. In addition, the Company has principal and interest obligations over the next several years under its outstanding notes payable to stockholders and 5% Debentures. The Company's cash requirements related to the 5% Debentures include the redemption premium, delisting penalties and the increased interest rate described in Note 5.

After receipt of $1.5 million from Warner-Lambert in February and March 2000, management believes that the Company has sufficient financial resources to sustain its operations at the current level into the second quarter of 2000. The Company will require additional funds to ensure continued operations beyond that time. The Company expects to receive additional amounts receivable from Warner-Lambert during 2000 as a result of the milestone completed in September 1999. The Company also expects to achieve additional milestones under the Warner-Lambert agreement during 2000, which will result in further payments. However, there can be no assurance as to when or if the Company will achieve such milestones.

In addition to the Warner-Lambert agreement, management is actively seeking other licensing and/or supply agreements with pharmaceutical companies for injectable and nasal forms of Calcitonin. These agreements could provide short-term funds to the Company in upfront payments as well as milestone payments. The Company is eligible to sell state tax benefits, to yield approximately $2.5 million, under a New Jersey Economic Development Authority (the "NJEDA") program, which allows certain New Jersey taxpayers to sell their state tax benefits to third-parties. However, the proceeds will be received over the next few years and the size and timing of such proceeds are subject to the continued funding of the program by the State of New Jersey as well as limitations based on the level of participation by other companies. The Company must apply to the NJEDA each year to be eligible to receive approval for the sale of its benefits. There can be no assurance that any of these transactions will be completed or, if completed, that the terms and timing of such transactions would provide sufficient funds to sustain operations at the current level. In the absence of or the delay in achieving the Warner-Lambert milestones or in signing other agreements, obtaining adequate funds from other sources, which might include a debt or equity financing, would be necessary to sustain the Company's operations. However, there is no assurance as to the terms on which such additional funds would be available or that in such circumstances sufficient funds could be obtained. In addition, the delisting of the Company's Common Stock by the Nasdaq National Market also may have an adverse affect on the Company's ability to raise equity-based capital.

While the Company believes that the Warner-Lambert licensing transaction will satisfy the Company's liquidity requirements over the near-term, satisfying the Company's long-term liquidity requirements will require the successful commercialization of the product licensed to Warner-Lambert and/or one of its other Calcitonin products. In addition, the commercialization of its Calcitonin products will require the Company to incur additional capital expenditures, including expenditures to expand or upgrade the Company's manufacturing operations to satisfy all of its Calcitonin supply obligations under the Warner-Lambert license agreement. However, neither the cost or timing of such capital expenditures are determinable at this time.


                                    PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               Not applicable.

Item 10. Directors and Executive Officers of the Registrant.


         The information required by this item with respect to Directors is included in the section entitled "Election of Directors" of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 6, 2000 and is hereby incorporated by reference. Information concerning the Executive Officers of the Registrant is included in Item I of Part I above, in the section entitled "Executive Officers of the Registrant".


Item 11. Executive Compensation.
         -----------------------


         The information required by this item is included in the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 6, 2000 and is hereby incorporated by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------


         The information required by this item is included in the section entitled "Security Ownership of Management" of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 6, 2000 and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------


         The information required by this item is included in the section entitled "Compensation Committee Interlocks and Insider Participation" of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 6, 2000 and is hereby incorporated by reference.


                                     PART IV


Item 14.       Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.

               (a) (1). Financial Statements
               See Item 8.

               (a) (2). Financial Statement Schedules.

               None.

               (b) Exhibits.

               See Index to Exhibits which appears on Pages 38-40.

               (c) Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES
                              --------------------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      UNIGENE LABORATORIES, INC.


March 30, 2000                                        /s/ Warren P. Levy
                                                      -------------------------
                                                      Warren P. Levy, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 2000                                /s/ Warren P. Levy
                                              ---------------------------
                                              Warren P. Levy, President,
                                              Chief Executive Officer and
                                              Director

March 30, 2000                                /s/ Jay Levy
                                              ---------------------------
                                              Jay Levy, Treasurer,
                                              Chief Financial Officer, Chief
                                              Accounting Officer and Director

March 30, 2000                                /s/ Ronald S. Levy
                                              ---------------------------
                                              Ronald S. Levy, Secretary,
                                              Vice President and Director

March 30, 2000                                /s/ Robert F. Hendrickson,
                                              ---------------------------
                                              Robert F. Hendrickson,
                                              Director

March 30, 2000                                /s/ Allen Bloom
                                              ---------------------------
                                              Allen Bloom, Director

                                INDEX TO EXHIBITS
                          -----------------------------

3.1            Certificate of Incorporation and Amendments to July 1, 1986. (1)

3.1.1 Amendments to Certificate of Incorporation filed July 29, 1986 and May 22, 1987. (1)

3.1.2 Amendment to Certificate of Incorporation filed August 22, 1997 (Incorporated by reference to Exhibit 3.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1997).

3.2            By-Laws.   Incorporated  by  reference  to  Exhibit  4.2  to  the
               Company's Registration Statement No. 333-04557 on Form S-3 filed June 28, 1996.

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

10.3*          Directors Stock Option Plan (incorporated by reference to Exhibit
               10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.4 Mortgage and Security Agreement between the Company and Jean Levy dated February 10, 1995. (4)

10.5 Loan and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated March 2, 1995. (4)

10.6*          Employment Agreement with Warren P. Levy, dated January 1, 2000.

10.7*          Employment Agreement with Ronald S. Levy, dated January 1, 2000.

10.8*          Employment Agreement with Jay Levy, dated January 1, 2000.

10.9* Split Dollar Agreement dated September 30, 1992 between Unigene Laboratories, Inc. and Warren P. Levy. (2)

10.10* Split Dollar Agreement dated September 30, 1992 between Unigene Laboratories, Inc. and Ronald S. Levy. (2)

10.11          Loan and Security Agreement between the Company and Dejufra, Inc.
               dated March 15, 1995. (4)

10.12 Amendment to Loan Agreement and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated March 20, 1995. (4)

10.13 Registration Rights Agreement between the Company and Swartz Investments, LLC dated March 12, 1996. (5)

10.14 Amendment to Loan and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated June 29, 1995.
               (5)

10.15 Promissory Note between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated June 29, 1995. (5)

10.16 Letter Agreement dated as of February 7, 1997 among Unigene Laboratories, Inc., Olympus Securities, Ltd. and Nelson Partners (incorporated by reference to exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.17 License Agreement, dated as of July 15, 1997, between the Company and Warner-Lambert Company (incorporated by reference to Exhibit
               10.1 to the Company's  Current Report on Form 8-K, dated July 15,
               1997).

10.18 Stock Purchase Agreement, dated as of July 15, 1997, between the Company and Warner-Lambert Company (the "Warner-Lambert Agreement") (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated July 15, 1997).

10.19 Purchase Agreement, dated June 29, 1998, between the Company and The Tail Wind Fund, Ltd. (incorporated by reference to Exhibit
               10.1 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1998).

10.20 Registration Rights Agreement, dated June 29, 1998, between the Company and The Tail Wind Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1998).

10.21 Form of Promissory Note between the Company and Jay Levy (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30,
               1999).

10.22 Form of Promissory Note between the Company and Warren Levy and Ronald Levy (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1999).

10.23 Amendment to Loan Agreement and Security Agreement between the Company and Jay Levy, Warren Levy and Ronald Levy dated June 25, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30,
               1999).

10.24          Amended   and   Restated   Secured   Note  dated  July  13,  1999
               (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10Q for the quarter ended September 30,
               1999).

10.25 Amended and Restated Security Agreement dated July 13, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10Q for the quarter ended September 30,
               1999).

10.26 Subordination Agreement dated July 13, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1999).

10.27 Mortgage and Security Agreement dated July 13, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1999).

10.28 $70,000 Secured Note dated July 30, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1999).

10.29 $200,000 Secured Note dated August 5, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1999).

10.30 Modification of Mortgage and Security Agreement dated August 5, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10Q for the quarter ended September 30,
               1999).

10.31 Amendment to Security Agreement and Subordination Agreement between the Company and Jay Levy, Warren Levy and Ronald Levy dated August 5, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1999).


23             Consent of KPMG LLP.

27             Financial Data Schedules
----------

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