Form 10-Q
period 2000-03-31
UNIGENE LABORATORIES INC
filed 2000-05-15
CIK 352747

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

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

Registrant's telephone number, including area code: (973) 882-0860
                                                    --------------

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

Common Stock, $.01 Par Value - 43,968,212 shares as of May 3, 2000.

                                      INDEX

                           UNIGENE LABORATORIES, INC.




PART I.  FINANCIAL INFORMATION                                    PAGE
                                                                  ----

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-
    March 31, 2000 and December 31, 1999                            3

Condensed statements of operations-
    Three months ended March 31, 2000 and 1999                      4

Condensed statements of cash flows-
    Three months ended March 31, 2000 and 1999                      5

Notes to condensed financial statements-
    March 31, 2000                                                  6

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             8

Item 3. Quantitative and Qualitative Disclosures About

    Market Risk                                                     13

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                  14

Item 3.  Defaults Upon Senior Securities                            14

Item 6.  Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                          15

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           UNIGENE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS

                                                              March 31, 2000                     December 31, 1999
                                                              --------------                     -----------------
                                                                (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                   $ 1,019,098                          $   682,629
    Contract receivables                                          3,034,121                            3,526,229
    Prepaid expenses                                                610,462                              210,195
    Inventory                                                     1,245,333                              867,566
                                                            ---------------                      ---------------
                  Total current assets                            5,909,014                            5,286,619

Property, plant and equipment - net of
    accumulated depreciation and
    amortization                                                  6,393,433                            6,740,354

Patents and other intangibles, net                                1,296,343                            1,264,268
Other assets                                                        420,364                              486,612
                                                          -----------------                     ----------------
                                                                $14,019,154                          $13,777,853
                                                                 ==========                           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $2,177,534                         $  1,258,334
    Accrued expenses                                              1,878,288                            2,217,413
    Notes payable - stockholders                                  1,440,000                            1,140,000
    Current portion - long-term notes payable -
      stockholders                                                1,165,264                              960,606
    5% convertible debentures                                     2,400,000                            2,400,000
    Current portion - capital lease obligations                      69,708                               69,708
                                                          -----------------                     ----------------
                  Total current liabilities                       9,130,794                            8,046,061

Notes payable - stockholders, excluding
  current portion                                                   704,736                              909,394
Capital lease obligations, excluding
  current portion                                                    68,930                               93,415

Commitments and contingencies
Stockholders' equity:
    Common Stock - par  value  $.01 per  share,
     authorized  60,000,000  shares, issued
       43,975,502 shares in 2000 and
       43,088,184 shares in 1999                                    439,755                              430,882
    Additional paid-in capital                                   68,423,730                           67,207,604
    Accumulated deficit                                         (64,747,760)                         (62,908,472)
    Less: Treasury stock, at cost,
           7,290 shares                                             (1,031)                               (1,031)
                                                          -----------------                    -----------------
                  Total stockholders' equity                      4,114,694                            4,728,983
                                                          -----------------                    -----------------
                                                                $14,019,154                          $13,777,853
                                                                 ==========                           ==========


See notes to condensed financial statements.


                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended
                                                                     March 31
                                                  ---------------------------------------------
                                                          2000                      1999
                                                         -------                   -------
Licensing and other revenue                             $  1,001,250           $  2,500,172
                                                        ------------           ------------
Operating expenses:
    Research and development                               1,998,668              2,373,643

    General and administrative                               599,413                476,236
                                                        ------------           ------------
                                                           2,598,081              2,849,879
                                                        ------------           ------------
Operating loss                                            (1,596,831)              (349,707)
                                                        ------------           ------------
Other income (expense):
   Interest income                                            12,075                 10,953
   Interest expense                                         (254,532)              (225,001)
                                                        ------------           ------------
                                                            (242,457)              (214,048)

                                                        ------------           ------------
Net loss                                                $ (1,839,288)          $   (563,755)
                                                        ============           ============
Net loss per share, basic                               $       (.04)          $       (.01)
                                                        ============           ============
Net loss per share, diluted                             $       (.04)          $       (.01)
                                                        ============           ============
Weighted average number of shares outstanding,            43,342,280             39,558,201
  basic and diluted                                     ============           ============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31
                                                                    -------------------------------
                                                                       2000                    1999
                                                                     -------                 -------
       Net cash provided by (used for) operating activities          $(1,143,926)          $   187,880
                                                                     -----------           -----------
Investing activities:

    Purchase of equipment and furniture                                  (29,599)              (28,413)
    Increase in patents and other intangibles                            (42,509)               (3,985)
    Decrease in other assets                                              55,669                54,064
    Construction of leasehold improvements                                (3,680)                 (910)
                                                                     -----------           -----------
                                                                         (20,119)               20,756
                                                                     -----------           -----------
Financing activities:

    Issuance of stockholder notes                                        300,000                  --
    Exercise of stock options and warrants                             1,224,999                  --
    Repayment of capital lease obligations                               (24,485)              (21,768)
                                                                     -----------           -----------
                                                                       1,500,514               (21,768)
                                                                     -----------           -----------

Net increase in cash and cash equivalents                                336,469               186,868

Cash and cash equivalents at beginning of year                           682,629               402,664
                                                                     -----------           -----------
Cash and cash equivalents at end of period                           $ 1,019,098           $   589,532
                                                                     ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Conversion of convertible debentures and
   accrued interest into Common Stock                                      --                 $301,096
                                                                          ======              ========

Cash paid for interest                                                    $6,449              $  4,600
                                                                          ======              ========

                  See notes to condensed financial statements

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. The Company must adopt SAB 101, as amended, in the second quarter of 2000 with an effective date of January 1, 2000, and the recognition of a cumulative effect adjustment, if any, calculated as of January 1, 2000. The Company is evaluating SAB 101 and the effect it may have on the financial statements and its current revenue recognition policy.

NOTE B - LIQUIDITY

The Company has incurred annual operating losses since its inception and, as a result, at March 31, 2000 had an accumulated deficit of approximately $64,748,000 and a working capital deficiency of approximately $3,222,000. The independent auditors' report covering the Company's 1999 financial statements includes an explanatory paragraph that states the above factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

The Company's operational cash requirements are approximately $10 to 11 million per year to operate its research and peptide manufacturing facilities and develop its products. In addition to its obligations with respect to the 5% Debentures, the Company has principal and interest obligations over the next several years under its outstanding notes payable to stockholders.

After receipt of $1.5 million from Warner-Lambert in February and March 2000, and an additional $3 million in April 2000 in satisfaction of outstanding receivables and for achieving an additional milestone pursuant to a license agreement with Warner-Lambert, management believes that the Company has sufficient financial resources to sustain its operations at the current level into the third quarter of 2000. The Company will require additional funds to ensure continued operations beyond that time. Payment of the obligations under the 5% Debentures may require additional financing. The Company expects to achieve additional milestones under the Warner-Lambert agreement during 2000, which will result in further payments. However, there can be no assurance as to when or if the Company will achieve such milestones.

In addition to the Warner-Lambert agreement, management is actively seeking other licensing and/or supply agreements with pharmaceutical companies for its injectable and nasal Calcitonin products and for other pharmaceutical products that can be manufactured and/or delivered using its patented technologies. These agreements could provide short-term funds to the Company in upfront payments as well as milestone payments. The Company also is eligible to sell state tax benefits, which may yield up to $2.5 million, under a New Jersey Economic Development Authority (the "NJEDA") program, which allows certain New Jersey taxpayers to sell their state tax benefits to third-parties. However, the proceeds will be received over the next few years and the size and timing of such proceeds are subject to the continued funding of the program by the State of New Jersey as well as limitations based on the level of participation by other companies. The Company must apply to the NJEDA each year to be eligible to receive approval for the sale of its benefits. There can be no assurance that any of these transactions will be completed or, if completed, that the terms and timing of such transactions would provide sufficient funds to sustain operations at the current level. In the absence of or the delay in achieving the Warner-Lambert milestones or in signing other agreements, obtaining adequate funds from other sources, which might include a debt or equity financing, would be necessary to sustain the Company's operations. However, there is no assurance as to the terms on which such additional funds would be available or that in such circumstances sufficient funds could be obtained. In addition, the delisting of the Company's Common Stock by the Nasdaq National Market also may have an adverse affect on the Company's ability to raise equity-based capital.

While the Company believes that the Warner-Lambert licensing transaction will satisfy the Company's liquidity requirements over the near-term, satisfying the Company's long-term liquidity requirements will require the successful commercialization of the product licensed to Warner-Lambert and/or one or more of its other products to be licensed. In addition, the commercialization of its products will require the Company to incur additional capital expenditures, including expenditures to expand or upgrade the Company's manufacturing operations to satisfy all of its Calcitonin supply obligations under the Warner-Lambert license agreement. However, neither the cost or timing of such capital expenditures are determinable at this time.

NOTE C - NOTES PAYABLE - STOCKHOLDERS

During February 2000 Jay Levy, the chairman of the board and an officer of the Company, loaned the Company $300,000 evidenced by demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus .25% (9.375 at March 31, 2000). The Company repaid this loan in April 2000.

NOTE D - CONVERTIBLE DEBENTURES

In June 1998, the Company completed a private placement of $4 million in principal amount of 5% convertible debentures (the "5% Debentures") from which it realized net proceeds of approximately $3.75 million. The 5% Debentures were convertible into shares of Common Stock and, in addition, provided that (i) the interest on the 5% Debentures, at the option of the Company, was payable in shares of Common Stock and (ii) upon conversion, the holder was entitled to receive warrants to purchase a number of shares of Common Stock equal to 4% of the number of shares issued pursuant to the conversion (the "Warrants"). However, the number of shares of Common Stock that the Company is obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the Warrants, is limited to 3,852,500 shares (the "Share Limit"). After this Share Limit is reached, the Company is obligated to redeem all 5% Debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. During December 1999, the Company was unable to convert $200,000 of the 5% Debentures temdered for conversion as such conversion would have exceeded the Share Limit. As a result, the Company accrued the 20% premium on the outstanding $2,000,000 principal amount of the 5% Debentures in the amount of $400,000 as of December 31, 1999. As of March 31, 2000, all of the $2,000,000 in principal amount of 5% Debentures have been tendered for conversion and therefore are classified as a current liability.

Through March 31, 2000, the Company has issued a total of 3,703,362 shares of Common Stock upon conversion of $2 million in principal amount of the 5% Debentures or in payment of interest thereon, and an additional 103,032 shares of Common Stock upon the cashless exercise of all of the 141,123 Warrants issued upon conversion of the 5% Debentures.

On January 5, 2000, the Company failed to make the required semi-annual interest payment on the outstanding 5% Debentures. As a result, the interest rate on the outstanding 5% Debentures has increased to 20% per year. As of May 15, 2000, the accrued and unpaid interest on the 5% Debentures totaled approximately $215,000.

In addition, due to the delisting of the Common Stock from the Nasdaq National Market in October 1999, the Company became obligated under a separate agreement to pay the holder of the 5% Debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. The Company has not made any such payments to date but has accrued the amounts as an expense. As of May 15, 2000, the accrued and unpaid amount of this penalty totaled approximately $317,000.


The Company is in discussions with the holder of the 5% Debentures in an effort to settle its payment obligations on acceptable terms. However, there can be no assurance that the Company will be able to reach a settlement or to obtain terms the Company considers acceptable.

NOTE E - INVENTORY

Inventories are stated at the lower cost (using the first-in, first-out method) or market and consist of the following:

                                          March 31, 2000    December 31, 1999
                                          --------------    -----------------

Finished goods......................         $  952,429            $ 596,359
Raw materials.......................            292,904              271,207
                                             ----------            ---------
     Total..........................         $1,245,333            $ 867,566
                                             ==========            =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue for the first quarter of 2000 decreased 60% to $1,001,000 from $2,500,000 in the first quarter of 1999. Revenue consists primarily of revenue from Warner-Lambert Company, resulting from the achievement of milestones in the development of an oral Calcitonin product for treating osteoporosis. Yearly revenue is affected by the timing of the completion of the various milestones.

Research and development, the Company's largest expense, decreased 16% to $1,999,000 from $2,374,000 for the three months ended March 31, 2000, as compared to the same period in 1999. The decrease was primarily attributable to a reduction in the production costs per gram of Calcitonin, principally due to production efficiencies, as a result of the implementation of an enhanced manufacturing process at the Company's Boonton manufacturing facility and to an increase of such costs that could be inventoried. In addition, there was a reduction in first quarter 2000 consulting and regulatory filing expenses as compared to comparable expenses incurred in 1999 in connection with the Company's filing of a Type II Variation in Europe for its injectable calcitonin product. These were partially offset by increased development expenses related to the Company's nasal calcitonin product.

General and administrative expenses increased 26% to $599,000 from $476,000 for the three months ended March 31, 2000, as compared to the same period in 1999. The increase was primarily due to increased personnel costs and professional fees.

Interest income increased $1,000 or 10% for the three months ended March 31, 2000, as compared to the same period in 1999, due to higher interest rates earned on investments in 2000.

Interest expense increased $30,000 or 13% in first quarter 2000 to $255,000 from $225,000 in first quarter 1999. Interest expense for 1999 includes the amortization of the value of the beneficial conversion feature and related warrants of the Company's 5% convertible debentures in the amount of $151,000. Excluding the change in the amortization charged to interest, interest expense increased in first quarter 2000 as compared to first quarter 1999 primarily due to a 2% monthly delisting penalty on the 5% Debentures and an increase in the annual interest rate to 20% due to the failure of the Company to make a semi-annual interest payment on the 5% Debentures that was due in January 2000. These were partially offset by a decrease in the balance outstanding under the Company's 5% Debentures as a result of partial conversions to Common Stock.

Due to the $1.5 million decrease in milestone revenue from Warner-Lambert in the first quarter of 2000, partially offset by a reduction in operating expenses, net loss increased $1,275,000 or 226% from the corresponding period in 1999.

As of December 31, 1999, the Company had available for income tax reporting purposes net operating loss carryforwards in the approximate amount of $58,200,000, expiring from 2000 through 2019, which are available to reduce future earnings which would otherwise be subject to federal income taxes. For the three months ending March 31, 2000, the Company accumulated additional losses of approximately $1,839,000. In addition, the Company has investment tax credits and research and development credits in the amounts of $14,000 and $2,300,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 2000 through 2019. As of December 31, 1999, the Company had New Jersey operating loss carryforwards in the approximate amount of $26,500,000, expiring from 2003 through 2006, which are available to reduce future earnings, which would otherwise be subject to state income tax. To date, approximately $25,000,000 of these New Jersey loss carryforwards have been approved for future sale pursuant to a program of the NJEDA. However, the Company must apply to the NJEDA each year and must meet various requirements for continuing eligibility and the program must continue to be funded by the State of New Jersey.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS 109 have been fully reserved. As of December 31, 1999, under SFAS 109, the Company had deferred tax assets of approximately $26,000,000, subject to a valuation allowance of $26,000,000. The deferred tax assets are primarily a result of the Company's net operating losses and tax credits generated. For the three-month period ended March 31, 2000, the Company's deferred tax assets and valuation allowances each increased by approximately $800,000.

LIQUIDITY AND CAPITAL RESOURCES

During 1994, the Company constructed its peptide production facility at leased premises in Boonton, New Jersey. The facility began production under current Good Manufacturing Practice ("cGMP") guidelines in 1996. The Company's current lease expires in 2004 and it has two ten-year renewal options on the lease as well as an option to purchase the facility. There currently are no material commitments outstanding for capital expenditures relating to either the Boonton facility or the Company's office and laboratory facility in Fairfield, New Jersey. However, the Company must apply to the NJEDA each year and must meet various requirements for continuing eligibility and the program must continue to be funded by the State of New Jersey.

The Company, at March 31, 2000, had cash and cash equivalents of $1,019,000, an increase of $336,000 from December 31, 1999.

The Company has incurred annual operating losses since its inception and, as a result, at March 31, 2000 had an accumulated deficit of approximately $64,748,000 and a working capital deficiency of approximately $3,222,000. The independent auditors' report covering the Company's 1999 financial statements includes an explanatory paragraph stating that the above factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. In October 1999, the Company's Common Stock was delisted by the Nasdaq Stock Market. The delisting of the Common Stock may have an adverse effect on the Company's ability to raise capital.

The Company's future ability to generate cash from operations will depend primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, receiving regulatory approval for its licensed products, and the commercial sale of these products.

In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral Calcitonin technology. Through March 31, 2000, the Company had received $3 million for an equity investment, $3 million for a licensing fee and recognized an aggregate of $15.5 million in milestone revenue from Warner-Lambert. Under the terms of the license agreement, the Company is eligible to receive up to an additional $33 million in milestone revenue during the course of the development program. Early-stage milestones primarily relate to the product's performance characteristics, while the latter-stage milestones are primarily related to regulatory activities and approvals. If the product is successfully commercialized, the Company also would receive revenue from royalties on product sales by Warner-Lambert and its affiliates and from the sale of raw material to Warner-Lambert. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis. The Company has licensed distributors in the United Kingdom and Ireland and in Israel for its injectable formulation. The Company is actively seeking other licensing and/or supply agreements with pharmaceutical companies for its injectable and nasal Calcitonin products and for other pharmaceutical products that can be manufactured and/or delivered using its patented technologies. However, there is no assurance that any additional revenue-generating agreements will be signed.

In June 1998, the Company completed a private placement of $4 million in principal amount of 5% convertible debentures (the "5% Debentures") from which it realized net proceeds of approximately $3.75 million. The 5% Debentures were convertible into shares of Common Stock and, in addition, provided that (i) the interest on the 5% Debentures, at the option of the Company, was payable in shares of Common Stock and (ii) upon conversion, the holder was entitled to receive warrants to purchase a number of shares of Common Stock equal to 4% of the number of shares issued pursuant to the conversion (the "Warrants"). However, the number of shares of Common Stock that the Company is obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the Warrants, is limited to 3,852,500 shares (the "Share Limit"). After this Share Limit is reached, the Company is obligated to redeem all 5% Debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. During December 1999, the Company was unable to convert $200,000 of the 5% Debentures temdered for conversion as such conversion would have exceeded the Share Limit. As a result, the Company accrued the 20% premium on the outstanding $2,000,000 principal amount of the 5% Debentures in the amount of $400,000 as of December 31, 1999. As of March 31, 2000, all of the $2,000,000 in principal amount of 5% Debentures have been tendered for conversion and therefore are classified as a current liability.

Through March 31, 2000, the Company has issued a total of 3,703,362 shares of Common Stock upon conversion of $2 million in principal amount of the 5% Debentures or in payment of interest thereon, and an additional 103,032 shares of Common Stock upon the cashless exercise of all of the 141,123 Warrants issued upon conversion of the 5% Debentures.

On January 5, 2000, the Company failed to make the required semi-annual interest payment on the outstanding 5% Debentures. As a result, the interest rate on the outstanding 5% Debentures has increased to 20% per year. As of May 15, 2000, the accrued and unpaid interest on the 5% Debentures totaled approximately $215,000.

In addition, due to the delisting of the Common Stock from the Nasdaq National Market in October 1999, the Company became obligated under a separate agreement to pay the holder of the 5% Debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. The Company has not made any such payments to date but has accrued the amounts as an expense. As of May 15, 2000, the accrued and unpaid amount of this penalty totaled approximately $317,000.

The Company is in discussions with the holder of the 5% Debentures in an effort to settle its payment obligations on acceptable terms. However, there can be no assurance that the Company will be able to reach a settlement or to obtain terms the Company considers acceptable.

From time to time, Jay Levy, the chairman of the board and an officer of the Company, and Warren Levy and Ronald Levy, directors and officers of the Company, have made loans to the Company. During February 2000, Jay Levy loaned the Company $300,000. This loan was repaid in April 2000. As of March 31, 2000, the outstanding loans by these individuals to the Company consisted of: (i) joint loans from the three individuals in the aggregate principal amount of $1,440,000 evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25% (9.375% at March 31, 2000), which are classified as short-term debt, and (ii) loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002 and bearing interest at the fixed rate of 6% per year (the "Jay Levy Notes") and which are secured by a security interest in all of the Company's equipment and a mortgage on the Company's real property. The terms of the Jay Levy Notes require the Company to make installment payments of principal and interest commencing in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Jay Levy has agreed to temporarily postpone current payments and has also agreed that he will not, prior to January 1, 2001, declare all or any portion of the principal or the accrued interest on the notes immediately due and payable by reason of the failure of the Company to make, when due, any scheduled payment of principal or interest on any of the notes as permitted by the loan agreements.

The Company's operational cash requirements are approximately $10 to 11 million per year to operate its research and peptide manufacturing facilities and develop its products. In addition to its obligations with respect to the 5% Debentures, the Company has principal and interest obligations over the next several years under its outstanding notes payable to stockholders.

After receipt of $1.5 million from Warner-Lambert in February and March 2000, and an additional $3 million in April, in satisfaction of outstanding receivables and for achieving an additional milestone pursuant to a license agreement with Warner-Lambert, management believes that the Company has sufficient financial resources to sustain its operations at the current level into the third quarter of 2000. The Company will require additional funds to ensure continued operations beyond that time. Payment of the obligations under the 5% Debentures may require additional financing. The Company expects to achieve additional milestones under the Warner-Lambert agreement during 2000, which will result in further payments. However, there can be no assurance as to when or if the Company will achieve such milestones.

The proprietary rights licensed to Warner-Lambert involve only the oral formulation of Calcitonin. The Company has retained the right to license the use of its technologies for other Calcitonin and peptide products on a worldwide basis. The Company currently is seeking to enter into licensing and/or supply agreements with other pharmaceutical companies for these products. These agreements could provide short-term funds to the Company in upfront payments as well as milestone payments. The Company also is eligible to sell state tax benefits, which may yield up to $2.5 million, under a NJEDA program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. However, the proceeds will be received over the next few years and the size and timing of such proceeds are subject to the continued funding of the program by the State of New Jersey as well as limitations based on the level of participation by other companies. In addition, the Company must apply to the NJEDA each year and must meet various requirements for continuing eligibility. However, there can be no assurance that any of these transactions will be completed or, if completed, that the terms and timing of such transactions would provide sufficient funds to sustain operations at the current level.

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

While the Company believes that the Warner-Lambert licensing transaction will satisfy the Company's liquidity requirements over the near-term, satisfying the Company's long-term liquidity requirements will require the successful commercialization of the product licensed to Warner-Lambert and/or one or more of its other products to be licensed. In addition, the commercialization of its Calcitonin products will require the Company to incur additional capital expenditures, including expenditures to expand or upgrade the Company's manufacturing operations to satisfy all of its Calcitonin supply obligations under the Warner-Lambert license agreement. However, neither the cost or timing of such capital expenditures are determinable at this time.

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

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. The Company must adopt SAB 101, as amended, in the second quarter of 2000 with an effective date of January 1, 2000, and the recognition of a cumulative effect adjustment, if any, calculated as of January 1, 2000. The Company is evaluating SAB 101 and the effect it may have on the financial statements and its current revenue recognition policy.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in interest rates due to the use of debt financing to fund part of its operations. The Company does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its interest rate exposure. Since December 31, 1999, the Company's interest rate exposure on the 5% Debentures has been affected by the Company's delisting from the Nasdaq National Market and failure to make the semi-annual interest payment in January 2000.

The information below summarizes the Company's market risks associated with debt obligations as of March 31, 2000. Fair values included herein have been estimated taking into consideration the nature and terms of each instrument and the prevailing economic and market conditions at March 31, 2000. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Under the terms of the 5% Debentures, no additional shares may be issued to convert the remaining principal balance. Therefore, the information presented as to these debentures is without consideration as to conversion features. Variable interest rates disclosed represent the rates at March 31, 2000.

                                    Estimated                                                Year of Maturity
                                      Fair               Carrying                            -------------------
                                      Value               Amount           2000         2001        2002       2003     2004
                                   ----------            --------          ----         ----        ----       ----     ----
Notes payable - stockholders       $1,440,000          1,440,000        1,440,000         --         --         --       --
Variable interest rate                                                    9.375%          --         --         --       --

Notes payable - stockholders       $1,506,000          1,870,000          960,606       837,328     72,066      --       --
Fixed interest rate                                                          6%           6%          6%        --       --

5% convertible debentures          $2,400,000          2,400,000        2,400,000         --          --        --       --
Fixed interest rate (1)                                                      20%

(1) As a result of the Company's failure to make the semi-annual interest payment that was due January 5, 2000, the interest rate on the 5% Debentures increased from 7% at December 31, 1999 to 20% beginning January 5, 2000.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of the Company, or industry results, to be materially different from any future results, performance or activities expressed or implied by such forward-looking statements. Such factors include: general economic and business conditions, the financial condition of the Company, including the Company's need for and success in securing additional financing, competition, the Company's dependence on other companies to commercialize, manufacture and sell products using the Company's technologies, the uncertainty of results of preclinical and clinical testing, the risk of product liability and liability for human clinical trials, the Company's dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals of the Company's products and other factors discussed in the Company's various filings with the Securities and Exchange Commission, including the Company's Annual Report or Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c)      Recent Sales of Unregistered Securities.


In the first quarter of 2000, the Company issued 626,036 shares of Common Stock upon the exercise of an equal number of warrants exercisable to purchase one share of Common Stock at exercise prices ranging from $1.38 to $2.43 per share. An additional 103,032 shares of Common Stock were issued upon the cashless exercise of a total of 141,123 warrants at exercise prices ranging from $.46 to $1.52 per share. All of such shares were issued by the Company without registration in reliance on an exemption under Section 4 (2) of the Securities Act.

(d)      Not applicable.


Item 3. Defaults Upon Senior Securities

See description of 5% Debentures in Part 1, Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6.          Exhibits and Reports on Form 8-K

         (a) Exhibits: Exhibit 27 Financial Data Schedule - period ended March 31, 2000.

         (b)     Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

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

                                       UNIGENE LABORATORIES, INC.
                                       -----------------------
                                       (Registrant)



                                       /s/ Warren P. Levy
                                       -------------------
May 15, 2000                           Warren P. Levy, President
                                       (Chief Executive Officer)



                                       /s/ Jay Levy
                                       ------------
May 15, 2000                           Jay Levy, Treasurer
                                       (Chief Financial Officer and
                                       Chief Accounting Officer)