Form 10-Q
period 2000-06-30
UNIGENE LABORATORIES INC
filed 2000-08-14
CIK 352747

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                         Commission file number 0-16005

                           Unigene Laboratories, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                          22-2328609
     -------------------------------          -------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)


      110 Little Falls Road, Fairfield, New Jersey        07004
     -------------------------------------------------------------
      (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (973) 882-0860
                                                    --------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No      .
                                       -----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value--44,228,934 shares as of August 1, 2000

                                      INDEX

                           UNIGENE LABORATORIES, INC.




PART I. FINANCIAL INFORMATION                                           PAGE
                                                                        ----

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-
    June 30, 2000 and December 31, 1999                                  3

Condensed statements of operations-
    Three months and six months ended June 30, 2000 and 1999             4

Condensed statements of cash flows-
    Six months ended June 30, 2000 and 1999                              5

Notes to condensed financial statements-
    June 30, 2000                                                        6

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                  9

Item 3. Quantitative and Qualitative Disclosures About
    Market Risk                                                          15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               16

Item 2.  Changes in Securities and Use of Proceeds                       16

Item 3.  Defaults Upon Senior Securities                                 16

Item 4.  Submission of Matters to a Vote of Security Holders             17

Item 6.  Exhibits and Reports on Form 8-K                                17

SIGNATURES                                                               19

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           UNIGENE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS


                                                            June 30, 2000         December 31, 1999
                                                          -----------------       -----------------
ASSETS                                                       (Unaudited)
------
Current assets:
    Cash and cash equivalents                                    $  132,046            $   682,629
    Contract receivables                                             44,523              3,526,229
    Prepaid expenses                                                304,888                210,195
    Inventory                                                     1,542,826                867,566
                                                          -----------------       ----------------
                  Total current assets                            2,024,283              5,286,619

Property, plant and equipment - net of
    accumulated depreciation and
    amortization                                                  6,295,979              6,740,354
Patents and other intangibles, net                                1,297,834              1,264,268
Investment in joint venture                                         900,000                 --
Other assets                                                        412,529                486,612
                                                          -----------------       ----------------
                                                                $10,930,625            $13,777,853
                                                          =================       ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $2,020,054           $  1,258,334
    Accrued expenses                                              2,895,340              2,217,413
    Notes payable - stockholders                                  1,140,000              1,140,000
    Current portion - long-term notes payable -
      stockholders                                                1,373,006                960,606
    5% convertible debentures                                     2,400,000              2,400,000
    Current portion - capital lease obligations                      69,708                 69,708
                                                          -----------------       ----------------
                  Total current liabilities                       9,898,108              8,046,061

Notes payable - stockholders, excluding
  current portion                                                   496,994                909,394
Joint venture obligation, excluding current portion                 495,000                 --
Capital lease obligations, excluding
  current portion                                                    62,189                 93,415
Commitments and contingencies
Stockholders' equity (deficit):
    Common Stock - par  value  $.01 per  share,  authorized
       60,000,000  shares, issued 44,044,009 shares in 2000
       and 43,088,184 shares in 1999                                440,440                430,882
    Additional paid-in capital                                   69,118,976             67,207,604
    Deferred stock option compensation                             (615,374)                   --
    Accumulated deficit                                         (68,964,677)           (62,908,472)
    Less: Treasury stock, at cost, 7,290 shares                      (1,031)                (1,031)
                                                          -----------------       -----------------
                  Total stockholders' equity (deficit)              (21,666)             4,728,983
                                                          -----------------       -----------------
                                                                $10,930,625            $13,777,853
                                                          =================       =================

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three Months Ended               Six Months Ended
                                                   June 30                         June 30
                                                   -------                         -------
                                             2000           1999            2000             1999
                                        ----------------------------    ----------------------------
Licensing and other revenue             $        776    $     26,670    $  1,002,026    $  2,526,842
                                         ------------    ------------    ------------    ------------

Operating expenses:

    Research and development               2,931,806       2,236,316       4,930,474       4,609,959

    General and administrative             1,017,656         615,897       1,617,069       1,092,133
                                         ------------    ------------    ------------    ------------

                                           3,949,462       2,852,213       6,547,543       5,702,092
                                         ------------    ------------    ------------    ------------

Operating loss                            (3,948,686)     (2,825,543)     (5,545,517)     (3,175,250)
                                         ------------    ------------    ------------    ------------

Other income (expense):

   Interest income                            24,440           4,589          36,515          15,542

   Interest expense                         (292,671)       (156,656)       (547,203)       (381,657)
                                         ------------    ------------    ------------    ------------

                                            (268,231)       (152,067)       (510,688)       (366,115)
                                         ------------    ------------    ------------    ------------


Net loss                                $ (4,216,917)   $ (2,977,610)   $ (6,056,205)   $ (3,541,365)
                                         ============    ============    ============    ============

Net loss per share, basic and diluted   $       (.10)   $       (.07)   $       (.14)   $       (.09)
                                         ============    ============    ============    ============

Weighted average number of shares
 outstanding, basic and diluted           43,980,296      40,109,449      43,661,288      39,835,348
                                         ============    ============    ============    ============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended
                                                                               June 30
                                                                --------------------------------------
                                                                     2000                    1999
                                                                --------------         ---------------

Net cash used for operating activities                            $ (1,417,619)            $(1,349,104)
                                                                --------------         ---------------
Investing activities:

    Purchase of equipment and furniture                              (168,646)                (62,625)
    (Increase) decrease in patents
      and other assets                                                 (1,510)                 12,450
    Construction of leasehold and  building improvements             (168,779)                 (4,010)
                                                                --------------         ---------------
                                                                     (338,935)                (54,185)
                                                                --------------         ---------------
Financing activities:

Issuance of stockholder notes                                             --                1,600,000
Exercise of stock options and warrants                              1,237,197                     --
Repayment of capital lease obligations                                (31,226)                (28,126)
                                                                --------------         ---------------
                                                                    1,205,971               1,571,874
                                                                --------------         ---------------

Net increase (decrease) in cash and cash equivalents                 (550,583)                168,585

Cash and cash equivalents at beginning of year                        682,629                 402,664
                                                                ---------------        ---------------
Cash and cash equivalents at end of period                       $    132,046             $   571,249
                                                                ===============        ===============

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Investment in joint venture and related obligation              $   900,000                      --
                                                                ==============         ===============

Conversion of convertible debentures and
   accrued interest into Common Stock                                    --               $ 1,301,096
                                                                ==============         ===============

Cash paid for interest                                           $    16,991              $     9,041
                                                                ==============         ===============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. The Company must adopt SAB 101, as amended, in the fourth quarter of 2000 with an effective date of January 1, 2000, and the recognition of a cumulative effect adjustment, if any, calculated as of January 1, 2000. The Company is evaluating SAB 101 and the effect it may have on the financial statements and its current revenue recognition policy.

NOTE B - LIQUIDITY

The Company has incurred annual operating losses since its inception and, as a result, at June 30, 2000 had an accumulated deficit of approximately $68,965,000 and a working capital deficiency of approximately $7,874,000. The independent auditors' report covering the Company's 1999 financial statements includes an explanatory paragraph that states the above factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

The Company's operational cash requirements are approximately $10 to 11 million per year to operate its research and peptide manufacturing facilities and develop its products. In addition to its obligations with respect to the 5% Debentures, the Company has principal and interest obligations over the next several years under its outstanding notes payable to stockholders which consists of $1,140,000 in demand notes and $1,870,000 in term notes. In June 2000, the Company became obligated to fund the joint venture investment described in Note E.

While the Company believes that the final execution of a licensing agreement for its nasal Calcitonin product along with the Warner-Lambert licensing transaction will satisfy the Company's liquidity requirements over the near-term, satisfying the Company's long-term liquidity requirements will require the successful commercialization of the product licensed to Warner-Lambert and/or one or more of its other products to be licensed. In addition, the commercialization of its products will require the Company to incur additional capital expenditures, including expenditures to expand or upgrade the Company's manufacturing operations to satisfy all of its Calcitonin supply obligations under the Warner-Lambert license agreement. However, neither the cost or timing of such capital expenditures are determinable at this time.

Due to the receipt of $3 million from Warner-Lambert in April 2000, in satisfaction of outstanding receivables, as well as receipt of $480,000 in July 2000 of additional short-term loans from an officer of the Company, the Company has sufficient financial resources to sustain its operations at the current level part-way through the third quarter of 2000. The Company will require additional funds to ensure continued operations beyond that time. Payment of the obligations under the 5% Debentures may require additional financing. The Company expects to shortly sign a nasal calcitonin licensing agreement which should provide up-front and other payments in 2000 and also expects to achieve additional milestones under the Warner-Lambert agreement during 2000, which will result in further payments. However, there can be no assurance as to when or if the Company will sign the nasal license agreement or achieve such milestones.

In addition to the Warner-Lambert agreement, management is actively seeking other licensing and/or supply agreements with pharmaceutical companies for its injectable and nasal Calcitonin products and for other pharmaceutical products that can be manufactured and/or delivered using its patented technologies. These agreements could provide short-term funds to the Company in upfront payments as well as milestone payments. The Company also is eligible to sell state tax benefits, which may yield an additional $2.5 million, under a New Jersey Economic Development Authority (the "NJEDA") program, which allows certain New Jersey taxpayers to sell their state tax benefits to third-parties. However, the proceeds will be received over the next few years and the size and timing of such proceeds are subject to the continued funding of the program by the State of New Jersey as well as limitations based on the level of participation by other companies. Although the Company has $3,388,000 in confirmed tax benefits available for sale at a maximum 25% discount, the Company must apply to the NJEDA each year to be eligible to receive approval for the sale of its benefits. There can be no assurance that any of these transactions will be completed or, if completed, that the terms and timing of such transactions would provide sufficient funds to sustain operations at the current level. In the absence of or the delay in achieving the Warner-Lambert milestones or in signing other agreements, obtaining adequate funds from other sources, which might include a debt or equity financing, would be necessary to sustain the Company's operations. However, there is no assurance as to the terms on which such additional funds would be available or that in such circumstances sufficient funds could be obtained. In addition, the delisting of the Company's Common Stock by the Nasdaq National Market also may have an adverse affect on the Company's ability to raise equity-based capital.

NOTE C - NOTES PAYABLE - STOCKHOLDERS

During February 2000 Jay Levy, the chairman of the board and an officer of the Company, loaned the Company $300,000 evidenced by demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus .25%. The Company repaid this loan in April 2000. In July 2000, Jay Levy loaned the Company an aggregate of $480,000 under the same terms.

NOTE D - CONVERTIBLE DEBENTURES

In June 1998, the Company completed a private placement of $4 million in principal amount of 5% convertible debentures (the "5% Debentures") from which it realized net proceeds of approximately $3.75 million. The 5% Debentures were convertible into shares of Common Stock and, in addition, provided that (i) the interest on the 5% Debentures, at the option of the Company, was payable in shares of Common Stock and (ii) upon conversion, the holder was entitled to receive warrants to purchase a number of shares of Common Stock equal to 4% of the number of shares issued pursuant to the conversion (the "Warrants"). However, the number of shares of Common Stock that the Company is obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the Warrants, is limited to 3,852,500 shares (the "Share Limit"). After this Share Limit is reached, the Company is obligated to redeem all 5% Debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. During December 1999, the Company was unable to convert $200,000 of the 5% Debentures tendered for conversion as such conversion would have exceeded the Share Limit. As a result, the Company accrued the 20% premium on the outstanding $2,000,000 principal amount of the 5% Debentures in the amount of $400,000 as of December 31, 1999. As of June 30, 2000, all of the $2,000,000 in principal amount of 5% Debentures have been tendered for conversion and therefore are classified as a current liability.

Through June 30, 2000, the Company has issued a total of 3,703,362 shares of Common Stock upon conversion of $2 million in principal amount of the 5% Debentures or in payment of interest thereon, and issued an additional 103,032 shares of Common Stock upon the cashless exercise of all of the 141,123 Warrants issued upon conversion of the 5% Debentures.

On January 5, 2000, the Company failed to make the required semi-annual interest payment on the outstanding 5% Debentures. As a result, the interest rate on the outstanding 5% Debentures has increased to 20% per year. As of June 30, 2000, the accrued and unpaid interest on the 5% Debentures totaled approximately $266,000.

In addition, due to the delisting of the Common Stock from the Nasdaq National Market in October 1999, the Company became obligated under a separate agreement to pay the holder of the 5% Debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. The Company has not made any such payments to date but has accrued the amounts as interest expense. As of June 30, 2000, the accrued and unpaid amount totaled approximately $377,000.

The holder of the 5% Debentures has commenced an arbitration proceeding in which the holder claims that it is entitled, as of June 30, 2000, to payments in respect of the 5% Debentures in the amount of approximately $3.4 million. The parties have had settlement discussions and the Company is attempting to seek a mutually satisfactory settlement. The outcome of this proceeding is uncertain.

NOTE E - JOINT VENTURE

In June 2000, the Company entered into a joint venture with the Shijiazhuang Pharmaceutical Group (SPG), a pharmaceutical company in the People's Republic of China. The joint venture will manufacture and distribute injectable and nasal Calcitonin products, for the treatment of osteoporosis, in China and possibly other selected Asian markets. The Company will own 45% of the joint venture and therefore will receive 45% of the joint venture profits. The Company will account for its investment under the equity method. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the joint venture to sell the Company's product under this license later this year. Following the successful launch of the product, the joint venture may establish a state-of-the-art facility to fill injectable and nasal Calcitonin products containing bulk Calcitonin produced at the Company's Boonton, New Jersey plant and plans to manufacture the bulk drug in China in a new facility to be constructed by the joint venture.

Under the terms of the joint venture agreement, the Company is obligated to contribute up to $405,000 in cash during the next 12 months and up to an additional $495,000 in cash two years thereafter. However, these amounts may be reduced or offset by the Company's share of joint venture profits. No amounts have been invested as of June 30, 2000.

In addition, the Company is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in 14 monthly installment payments of $25,000 in order to terminate its former joint venture in China. The obligation of $350,000 was recognized as an expense in the second quarter of 2000.

NOTE F- INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                               June 30, 2000     December 31, 1999
                               -------------     -----------------

 Finished goods..........       $ 1,200,000        $   596,359
 Raw materials...........           342,826            271,207
                                -----------        -----------
      Total..............       $ 1,542,826        $   867,566
                                ===========        ===========

NOTE G - STOCK OPTION PLAN

At the Company's June 6, 2000 Annual Meeting, the stockholders approved the adoption of a new Stock Option Plan (the "New Plan") to replace the 1994 Employee Stock Option Plan (the "1994 Plan"). All employees (including directors who are employees), as well as certain consultants, are eligible for grants under the New Plan. Each option granted under the New Plan will have a ten-year term and the exercise price of each option will be equal to the market price of the Common Stock on the date of the grant. A total of 4,000,000 shares of Common Stock are reserved for issuance under the New Plan.

In November 1999, the Board granted under the New Plan, to employees of the Company, stock options to purchase an aggregate of 482,000 shares (of which 14,650 shares were subsequently cancelled) of Common Stock at an exercise price of $0.63 per share, the market price on the date of grant. Each of the grants was made subject to stockholder approval of the New Plan and, accordingly, the measurement date for valuing the stock options in order to determine compensation expense under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", was June 6, 2000, the date of stockholder approval. The market price of the Common Stock on this date was $2.093 per share. Therefore, an aggregate of $683,733 will be charged to compensation expense over the vesting periods of the options, which vest in approximately 50% increments on November 5, 2000 and November 5, 2001. The Company recognized $68,359 as compensation expense in June 2000, leaving a balance of $615,374 as deferred stock option compensation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
          of Operations
         --------------

RESULTS OF OPERATIONS

Revenue for the first half of 2000 decreased 60% to $1,002,000 from $2,527,000 in the first half of 1999. In both years the revenue consists primarily of revenue from Warner-Lambert Company, resulting from the achievement of milestones in the development of an oral Calcitonin product for treating osteoporosis. Yearly revenue is affected by the timing of the completion of the various milestones. Revenue for the three month periods ended June 30, 2000 and June 30, 1999 were minimal.

Research and development, the Company's largest expense, increased 31% to $2,931,000 from $2,236,000 for the three months ended June 30, 2000, and increased 7% to $4,930,000 from $4,610,000 for the six months ended June 30, 2000, as compared to the same periods in 1999. The increases were primarily attributable to expenses related to the Company's ongoing clinical trials for its nasal Calcitonin product.

General and administrative expenses increased 65% to $1,017,000 from $616,000 for the three months ended June 30, 2000, and increased 48% to $1,617,000 from $1,092,000 for the six months ended June 30, 2000, as compared to the same periods in 1999. The increases for the three month and six month periods ended June 30, 2000 were primarily due to the recognition of a $350,000 expense in

June 2000 to terminate the Company's former joint venture in China. The three month increase was also due to increased travel and personnel costs, partially offset by reduced professional fees. The six month increase was also due to increased personnel costs and professional fees.

Interest income increased $20,000 and $21,000 for the three months and six months ended June 30, 2000, respectively, as compared to the same periods in 1999, due to additional funds available for investment in 2000.

Interest expense increased $136,000 or 87% for the three months ended June 30, 2000 to $293,000 from $157,000 for the three months ended June 30, 1999. Interest expense increased $166,000 or 43% for the six months ended June 30, 2000 to $547,000 from $382,000 for the six months ended June 30, 1999. Interest expense for the three month and six month periods ending June 30, 1999 includes the amortization of the value of the beneficial conversion feature and related warrants of the Company's 5% Convertible Debentures in the amounts of $46,000 and $151,000, respectively. Excluding the change in the amortization charged to interest, interest expense increased in the three month and six month periods ended June 30, 2000, as compared to the comparable periods in 1999, primarily due to an increase in the annual interest rate on the 5% Debentures to 20% resulting from the failure of the Company to make a semi-annual interest payment on the 5% Debentures that was due in January 2000. In addition, since October 1999, the Company also has been accruing additional interest expense monthly in an amount equal to 2% of the outstanding principal amount of the 5% Debentures as a result of the removal of the Company's Common Stock from trading on the Nasdaq Stock Market. The expenses incurred in connection with the 5% Debentures were partially offset by a 50% decrease in the principal balance outstanding as a result of conversions to Common Stock.

Due to increased  operating  expenses and interest  expense,  net loss increased
$1,239,000   or  42%  for  the  three  months  ended  June  30,  2000  from  the corresponding period in 1999.

Due to the $1.5 million decrease in milestone revenue from Warner-Lambert in the first half of 2000, in addition to increases in operating expenses and interest expense, net loss increased $2,515,000 or 71% from the corresponding period in 1999.

As of December 31, 1999, the Company had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $58,200,000, expiring from 2000 through 2019, which are available to reduce future earnings which would otherwise be subject to federal income taxes. For the six months ended June 30, 2000, the Company accumulated additional losses of approximately $6,056,000. In addition, the Company has federal investment tax credits and research and development credits in the amounts of $14,000 and $2,300,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 2000 through 2019. As of December 31, 1999, the Company had New Jersey operating loss carryforwards in the approximate amount of $26,500,000, expiring from 2003 through 2006, which are available to reduce future earnings, which would otherwise be subject to state income tax. Approximately $25,000,000 of these New Jersey loss carryforwards have been approved for future sale pursuant to a program of the New Jersey Economic Development Authority (the "NJEDA"). However, the Company must apply to the NJEDA each year and must meet various requirements for continuing eligibility and the program must continue to be funded by the State of New Jersey.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS 109 have been fully reserved. As of December 31, 1999, under SFAS 109, the Company had deferred tax assets of approximately $26,000,000, subject to a valuation allowance of $26,000,000. The deferred tax assets are primarily a result of the Company's net operating losses and tax credits generated. For the six-month period ended June 30, 2000, the Company's deferred tax assets and valuation allowances each increased by approximately $2,600,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains its peptide production facility on leased premises in Boonton, New Jersey. The facility began production under current Good Manufacturing Practice ("cGMP") guidelines in 1996. The Company's current lease expires in 2004. The Company has two consecutive ten-year renewal options under the lease, as well as an option to purchase the facility. During 2000, the Company invested approximately $337,000 in fixed assets and leasehold improvements. The majority of these expenditures were to increase the Company's analytical testing capabilities. There currently are no material commitments outstanding for capital expenditures relating to either the Boonton facility or the Company's office and laboratory facility in Fairfield, New Jersey.

The Company, at June 30, 2000, had cash and cash equivalents of $132,000, a decrease of $551,000 from December 31, 1999.

The Company has incurred annual operating losses since its inception and, as a result, at June 30, 2000 had an accumulated deficit of approximately $68,965,000 and a working capital deficiency of approximately $7,874,000. The independent auditors' report covering the Company's 1999 financial statements includes an explanatory paragraph stating that the above factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. In October 1999, the Company's Common Stock was delisted by the Nasdaq Stock Market. The delisting of the Common Stock may have an adverse effect on the Company's ability to raise capital.

The Company's future ability to generate cash from operations will depend primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements, receiving regulatory approval for its licensed products, and the commercial sale of these products.

In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral Calcitonin technology. Through June 30, 2000, the Company had received $3 million for an equity investment, $3 million for a licensing fee and an aggregate of $15.5 million in milestone revenue from Warner-Lambert. Under the terms of the license agreement, the Company is eligible to receive up to an additional $33 million in milestone revenue during the course of the development program. Early-stage milestones primarily relate to the product's performance characteristics, while the latter-stage milestones are primarily related to regulatory activities and approvals. If the product is successfully commercialized, the Company also would receive revenue from royalties on product sales by Warner-Lambert and its affiliates and from the sale of raw material to Warner-Lambert. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis. The Company has licensed distributors in the United Kingdom and Ireland and in Israel for its injectable formulation and in June 2000 entered into a joint venture agreement in China to manufacture and market its injectable and nasal formulations. The Company is actively seeking other licensing and/or supply agreements with pharmaceutical companies for its injectable and nasal Calcitonin products and for other pharmaceutical products that can be manufactured and/or delivered using its patented technologies. However, there is no assurance that any additional revenue-generating agreements will be signed.

In June 2000, the Company entered into a joint venture with the Shijiazhuang Pharmaceutical Group (SPG), a pharmaceutical company in the People's Republic of China. The joint venture will manufacture and distribute injectable and nasal Calcitonin products, for the treatment of osteoporosis, in China and possibly other selected Asian markets. The Company will own 45% of the joint venture and therefore will receive 45% of the joint venture profits. The Company will account for its investment under the equity method. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the joint venture to sell the Company's product under this license later this year. Following the successful launch of the product, the joint venture may establish a state-of-the-art facility to fill injectable and nasal Calcitonin products containing bulk Calcitonin produced at the Company's Boonton, New Jersey plant and plans to manufacture the bulk drug in China in a new facility to be constructed by the joint venture.

Under the terms of the joint venture agreement, the Company is obligated to contribute up to $405,000 in cash during the next 12 months and up to an additional $495,000 in cash two years thereafter. However, these amounts may be reduced or offset by the Company's share of joint venture profits. No amounts have been invested as of June 30, 2000.

In addition, the Company is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in 14 monthly installment payments of $25,000 in order to terminate its former joint venture in China. The obligation of $350,000 was recognized as an expense in the second quarter of 2000.

In June 1998, the Company completed a private placement of $4 million in principal amount of 5% convertible debentures (the "5% Debentures") from which it realized net proceeds of approximately $3.75 million. The 5% Debentures were convertible into shares of Common Stock and, in addition, provided that (i) the interest on the 5% Debentures, at the option of the Company, was payable in shares of Common Stock and (ii) upon conversion, the holder was entitled to receive warrants to purchase a number of shares of Common Stock equal to 4% of the number of shares issued pursuant to the conversion (the "Warrants"). However, the number of shares of Common Stock that the Company is obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the Warrants, is limited to 3,852,500 shares (the "Share Limit"). After this Share Limit is reached, the Company is obligated to redeem all 5% Debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. During December 1999, the Company was unable to convert $200,000 of the 5% Debentures tendered for conversion as such conversion would have exceeded the Share Limit. As a result, the Company accrued the 20% premium on the outstanding $2 million principal amount of the 5% Debentures in the amount of $400,000 as of December 31, 1999. As of June 30, 2000, all of the $2 million in principal amount of 5% Debentures have been tendered for conversion and therefore are classified as a current liability in the amount of $2.4 million.

Through June 30, 2000, the Company has issued a total of 3,703,362 shares of Common Stock upon conversion of $2 million in principal amount of the 5% Debentures or in payment of interest thereon, and issued an additional 103,032 shares of Common Stock upon the cashless exercise of all of the 141,123 Warrants issued upon conversion of the 5% Debentures.

On January 5, 2000, the Company failed to make the required semi-annual interest payment on the outstanding 5% Debentures. As a result, the interest rate on the outstanding 5% Debentures has increased to 20% per year. As of August 14, 2000, the accrued and unpaid interest on the 5% Debentures totaled approximately $315,000.

In addition, due to the delisting of the Common Stock from the Nasdaq National Market in October 1999, the Company became obligated under a separate agreement to pay the holder of the 5% Debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. The Company has not made any such payments to date but has accrued the amounts as an expense. As of August 14, 2000, the accrued and unpaid amount of this penalty totaled approximately $437,000.

The holder of the 5% Debentures has commenced an arbitration proceeding in which the holder claims that it is entitled, as of June 30, 2000, to payments in respect of the 5% Debentures in the amount of approximately $3.4 million. The parties have had settlement discussions and the Company is attempting to seek a mutually satisfactory settlement. The outcome of this proceeding is uncertain. (See Part II, Item 1 - Legal Proceedings).

From time to time, Jay Levy, the chairman of the board and an officer of the Company, and Warren Levy and Ronald Levy, directors and officers of the Company, have made loans to the Company. During February 2000, Jay Levy loaned the Company $300,000. This loan was repaid in April 2000. As of June 30, 2000, the outstanding loans by these individuals to the Company consisted of: (i) joint loans from the three individuals in the aggregate principal amount of $1,140,000 evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25% (9.875% at June 30, 2000), which are classified as short-term debt (the "Demand Notes") and (ii) loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002 and bearing interest at the fixed rate of 6% per year (the "Jay Levy Notes") and which are secured by a security interest in all of the Company's equipment and a mortgage on the Company's real property. The terms of the Jay Levy Notes require the Company to make installment payments of principal and interest commencing in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Jay Levy has agreed to temporarily postpone current payments and has also agreed that he will not, prior to January 1, 2001, declare all or any portion of the principal or the accrued interest on the notes immediately due and payable by reason of the failure of the Company to make, when due, any scheduled payment of principal or interest on any of the notes. In July 2000, Jay Levy loaned the Company an aggregate of $480,000 under the same terms as the Demand Notes.

The Company's operational cash requirements are approximately $10 to 11 million per year to operate its research and peptide manufacturing facilities and develop its products. In addition to its obligations with respect to the 5% Debentures, the Company has principal and interest obligations over the next several years under its outstanding notes payable to stockholders. In June 2000, the Company became obligated to fund the Company's joint venture investment with Shijiazhuang Pharmaceutical Group with contributions of up to $405,000 in the next 12 months and up to $495,000 two years thereafter. However, these amounts may be reduced or offset by the Company's share of joint venture profits. At the same time, the Company is required to pay in monthly installments a $350,000 termination payment to its former Chinese joint venture partner.

Due to the receipt of $3 million from Warner-Lambert in April 2000, in satisfaction of outstanding receivables, as well as receipt of $480,000 in July 2000 of additional short-term loans from an officer of the Company, the Company has sufficient financial resources to sustain its operations at the current level part-way through the third quarter of 2000. The Company will require additional funds to ensure continued operations beyond that time. Payment of the obligations under the 5% Debentures may require additional financing. The Company expects to shortly sign a nasal calcitonin licensing agreement which should provide up-front and other payments in 2000 and also expects to achieve additional milestones under the Warner-Lambert agreement during 2000, which will result in further payments. However, there can be no assurance as to when or if the Company will sign the nasal license agreement or achieve such milestones.

The proprietary rights licensed to Warner-Lambert involve only the oral formulation of Calcitonin. The Company has retained the right to license the use of its technologies for other Calcitonin and peptide products on a worldwide basis. The Company currently is seeking to enter into licensing and/or supply agreements with other pharmaceutical companies for these products. These agreements could provide short-term funds to the Company in upfront payments as well as milestone payments. The Company also is eligible to sell state tax benefits, which could yield an additional $2.5 million, under a NJEDA program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. However, the proceeds will be received over the next few years and the size and timing of such proceeds are subject to the continued funding of the program by the State of New Jersey as well as limitations based on the level of participation by other companies. Although the Company has $3,388,000 in confirmed tax benefits available for sale at a maximum 25% discount, the Company must apply to the NJEDA each year and must meet various requirements for continuing eligibility. However, there can be no assurance that any of these transactions will be completed or, if completed, that the terms and timing of such transactions would provide sufficient funds to sustain operations at the current level.

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

While the Company believes that the final execution of a licensing agreement for its nasal Calcitonin product along with the Warner-Lambert licensing transaction will satisfy the Company's liquidity requirements over the near-term, satisfying the Company's long-term liquidity requirements will require the successful commercialization of the product licensed to Warner-Lambert and/or one or more of its other products to be licensed. In addition, the commercialization of its Calcitonin products will require the Company to incur additional capital expenditures, including expenditures to expand or upgrade the Company's manufacturing operations to satisfy all of its Calcitonin supply obligations under the Warner-Lambert license agreement. However, neither the cost or timing of such capital expenditures are determinable at this time.

OTHER
-----

The Company's Common Stock has been delisted from the Nasdaq National Market System effective October 5, 1999 and is now trading on the OTC Bulletin Board. In order to be relisted on the Nasdaq National Market or the Nasdaq SmallCap Market, the Company must meet the initial listing requirements.

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

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. The Company must adopt SAB 101, as amended, in the fourth quarter of 2000 with an effective date of January 1, 2000, and the recognition of a cumulative effect adjustment, if any, calculated as of January 1, 2000. The Company is evaluating SAB 101 and the effect it may have on the financial statements and its current revenue recognition policy.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in interest rates due to the use of debt as a component of the funding of its operations. The Company does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its interest rate exposure. Since December 31, 1999, the Company's interest rate exposure on the 5% Debentures has been affected by the Company's delisting from the Nasdaq National Market and failure to make the semi-annual interest payment in January 2000.

The information below summarizes the Company's market risks associated with debt obligations as of June 30, 2000. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Under the terms of the 5% Debentures, no additional shares may be issued to convert the remaining principal balance. Therefore, the information presented as to these debentures is without consideration as to conversion features. Variable interest rates disclosed represent the rates at June 30, 2000.

                                                           Year of Maturity
                                Carrying                   ----------------
                                 Amount        2000       2001     2002   2003   2004
                                 ------        ----       ----     ----   ----   ----
Notes payable - stockholders    1,140,000    1,140,000     --       --     --     --
Variable interest rate                         9.875%      --       --     --     --

Notes payable - stockholders    1,870,000      960,606   837,328  72,066   --     --
Fixed interest rate                               6%       6%      6%     --     --

5% convertible debentures       2,400,000    2,400,000     --       --     --     --
Fixed interest rate (1)                          20%


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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

On July 11,  2000,  the holder of the 5%  Debentures,  the Tail Wind Fund,  Ltd.
("Tail Wind"), filed with the American Arbitration Association a demand for arbitration against the Company claiming that the Company owes it, as of June 30, 2000, approximately $3.4 million by reason of the Company's default with respect to the 5% Debenture financing. The purchase agreement pursuant to which the Company sold the 5% Debentures requires that all disputes relating to the debentures be submitted to binding arbitration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." On July 31, 2000, the Company submitted to the American Arbitration Association a statement of defense with respect to Tail Wind's arbitration demand. The outcome of the proceeding is uncertain.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

                (a)  Not applicable.

                (b)  Not applicable.

                (c)  Recent Sales of Unregistered Securities.


In the second quarter of 2000, the Company issued 56,007 shares of Common Stock upon the cashless exercise of a total of 116,666 warrants at exercise prices ranging from $1.38 to $1.44 per share. All of such shares were issued by the Company without registration in reliance on an exemption under Section 4 (2) of the Securities Act.

                (d)  Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

See discussion of 5% Convertible Debentures in Part I, Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The matters described under item 4(c) below were submitted to a vote of security holders at the Annual Meeting of Stockholders held on June 6, 2000 (the "Annual Meeting") in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act.

         (b) Not applicable

         (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for and against or withheld and, as applicable, the number of abstentions and broker non-votes as to each such matter:

                  (i)      Election of directors:

         Nominee                  For             Withheld
         -------                  ---             --------
         Jay Levy                 34,600,814      297,126
         Ronald S. Levy           34,633,814      264,126
         Warren P. Levy           34,636,614      261,326
         Robert F. Hendrickson    34,619,539      278,401
         Allen Bloom              34,640,914      257,026

                  (ii) Proposal to approve the adoption of the Company's 2000 Stock Option Plan:

                                                    Broker
         For            Against       Abstain        Non-Vote
         ---            -------       -------        --------
         13,704,164     1,708,091     144,354        19,341,331


                  (iii) Proposal to ratify the appointment of KPMG LLP as independent auditors of the Company for 2000:

         For          Against       Abstain
         ---          -------       -------
         34,610,618   222,007       65,315

         (d) Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                  Exhibit 10.1 - Joint Venture Contract between Shijiazhuang Pharmaceutical Group Company, Ltd., and Unigene Laboratories, Inc., dated June 15, 2000 (certain confidential information omitted and filed separately with the Secretary of the Commission).

                  Exhibit 10.2 - Articles of Association of Shijiazhuang-Unigene Pharmaceutical Corporation Limited, dated June 15, 2000 (certain confidential information omitted and filed separately with the Secretary of the Commission).

                  Exhibit 27 - Financial Data Schedule - period ended June 30, 2000.

         (b)  Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  UNIGENE LABORATORIES, INC.
                                  --------------------------
                                  (Registrant)


                                  /s/ Warren P. Levy
August 14, 2000                   -------------------------
                                  Warren P. Levy, President
                                  (Chief Executive Officer)


                                  /s/ Jay Levy
August 14, 2000                   ----------------------------
                                  Jay Levy, Treasurer
                                  (Chief Financial Officer and
                                  Chief Accounting Officer)