Form 10-Q
period 2000-09-30
UNIGENE LABORATORIES INC
filed 2000-11-14
CIK 352747

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

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

Common Stock, $.01 Par Value--44,409,429 shares as of November 1, 2000

                                      INDEX


                           UNIGENE LABORATORIES, INC.




PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                        ----

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-
    September 30, 2000 and December 31, 1999                              3

Condensed statements of operations-
    Three months and nine months ended September 30, 2000 and 1999        4

Condensed statements of cash flows-
    Nine months ended September 30, 2000 and 1999                         5

Notes to condensed financial statements-
    September 30, 2000                                                    6

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   10

Item 3. Quantitative and Qualitative Disclosures About
    Market Risk                                                           16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                17

Item 2.  Changes in Securities and Use of Proceeds                        17

Item 3.  Defaults Upon Senior Securities                                  18

Item 6.  Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                19

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           UNIGENE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS

                                                              September 30, 2000            December 31, 1999
                                                              ------------------            -----------------
                                                                 (Unaudited)
ASSETS
------
Current assets:
    Cash and cash equivalents                                  $     48,928                     $   682,629
    Contract receivables                                          1,312,782                       3,526,229
    Prepaid expenses                                                150,456                         210,195
    Inventory                                                     1,333,766                         867,566
                                                            ---------------                 ---------------
                  Total current assets                            2,845,932                       5,286,619

Property, plant and equipment - net of
    accumulated depreciation and
    amortization                                                  5,995,717                       6,740,354

Patents and other intangibles, net                                1,295,894                       1,264,268
Investment in joint venture                                         900,000                          --
Other assets                                                        414,514                         486,612
                                                          -----------------                ----------------
                                                                $11,452,057                     $13,777,853
                                                          =================                 =================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $2,473,497                    $  1,258,334
    Accrued expenses                                              3,490,867                       2,217,413
    Notes payable - stockholders                                  2,498,323                       1,140,000
    Current portion - long-term notes payable -
      stockholders                                                1,583,881                         960,606
    5% convertible debentures                                     2,400,000                       2,400,000
    Current portion - capital lease obligations                      69,708                          69,708
                                                          -----------------                ----------------
                  Total current liabilities                      12,516,276                       8,046,061

Notes payable - stockholders, excluding
  current portion                                                   286,119                         909,394
Joint venture obligation, excluding current portion                 495,000                          --
Capital lease obligations, excluding
  current portion                                                    41,460                          93,415
Commitments and contingencies
Stockholders' equity (deficit):
    Common Stock - par  value  $.01 per  share,
       authorized  60,000,000  shares,
       issued 44,404,619 shares in 2000 and
       43,088,184 shares in 1999                                    444,046                           430,882
    Additional paid-in capital                                   69,699,693                        67,207,604
    Deferred stock option compensation                             (410,297)                          --
    Accumulated deficit                                         (71,619,209)                     (62,908,472)
    Less: Treasury stock, at cost, 7,290 shares                      (1,031)                          (1,031)
                                                          -----------------                 -----------------
                  Total stockholders' equity (deficit)           (1,886,798)                        4,728,983
                                                          -----------------                 -----------------
                                                                $11,452,057                       $13,777,853
                                                          =================                 =================

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30                         September 30
                                                      ------------                         ------------
                                                 2000              1999                2000             1999
                                            -------------------------------       -------------------------------
Licensing and other revenue                 $  1,359,164       $  7,000,733       $  2,361,190       $  9,527,575
                                            ------------       ------------       ------------       ------------
Operating expenses:

    Research and development                   2,905,285          2,651,584          7,835,759          7,261,543

    General and administrative                   800,717            561,811          2,417,786          1,653,944
                                            ------------       ------------       ------------       ------------

                                               3,706,002          3,213,395         10,253,545          8,915,487
                                            ------------       ------------       ------------       ------------

Operating income (loss)                       (2,346,838)         3,787,338         (7,892,355)           612,088
                                            ------------       ------------       ------------       ------------

Other income (expense):

   Interest income                                 4,650             13,308             41,165             28,850

   Interest expense                             (312,344)          (108,052)          (859,547)          (489,709)
                                            ------------       ------------       ------------       ------------

                                                (307,694)           (94,744)          (818,382)          (460,859)
                                            ------------       ------------       ------------       ------------


Net income (loss)                           $ (2,654,532)      $  3,692,594       $ (8,710,737)      $    151,229
                                            ============       ============       ============       ============

Net income (loss) per share,
basic and diluted                           $       (.06)      $        .09       $       (.20)      $       --
                                            ============       ============       ============       ============

Weighted average number of shares
 outstanding:  Basic                          44,279,250         41,169,120         43,868,779         40,284,824
                                            ============       ============       ============       ============

               Diluted                        44,279,250         43,159,961         43,868,779         40,284,824
                                            ============       ============       ============       ============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30
                                                                      -------------------------
                                                                       2000               1999
                                                                      -------            ------
Net cash used for operating activities                               $(3,085,949)      $(1,553,470)
                                                                     -----------       -----------
Investing activities:

    Purchase of equipment and furniture                                 (245,259)          (75,263)
    Increase in patents
      and other assets                                                   (22,568)          (19,753)
    Construction of leasehold and  building improvements                (187,704)           (4,010)
                                                                     -----------       -----------
                                                                        (455,531)          (99,026)
                                                                     -----------       -----------
Financing activities:

Issuance of stockholder notes                                          1,358,323         1,970,000
Exercise of stock options and warrants                                 1,601,411              --
Repayment of capital lease obligations                                   (51,955)          (51,789)
                                                                     -----------       -----------
                                                                       2,907,779         1,918,211
                                                                     -----------       -----------

Net increase (decrease) in cash and cash equivalents                    (633,701)          265,715

Cash and cash equivalents at beginning of year                           682,629           402,664
                                                                     -----------       -----------
Cash and cash equivalents at end of period                           $    48,928       $   668,379
                                                                     ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Investment in joint venture and related obligation                   $   900,000              --
                                                                     ===========       ===========

Conversion of convertible debentures and
   accrued interest into Common Stock                                       --         $ 1,390,959
                                                                     ===========       ===========

Cash paid for interest                                               $    22,000       $    17,448
                                                                     ===========       ===========

See notes to condensed financial statements

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

NOTE B - LIQUIDITY

The Company has incurred annual operating losses since its inception and, as a result, at September 30, 2000 had an accumulated deficit of approximately $71,619,000 and a working capital deficiency of approximately $9,670,000. The independent auditors' report covering the Company's 1999 financial statements includes an explanatory paragraph that states the above factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

The Company's cash requirements to operate its research and peptide manufacturing facilities and develop its products are approximately $10 to 11 million per year. In addition to its obligations with respect to its outstanding 5% convertible debentures (the "5% Debentures"), the Company has principal and interest obligations over the next several years under its outstanding notes payable to stockholders which consists of $2,498,000 in demand notes and $1,870,000 in term notes. The Company is also obligated to fund the joint venture investment described in Note E.

While the Company believes that the execution of a license agreement for its nasal Calcitonin product, along with additional milestone payments under the license agreement with Pfizer (successor to Warner-Lambert) would satisfy the Company's liquidity requirements over the near-term, satisfying the Company's long-term liquidity requirements will require the successful commercialization of the product licensed to Pfizer and/or one or more of its other products. In addition, the commercialization of its oral Calcitonin product will require the Company to incur additional capital expenditures to expand or upgrade the Company's manufacturing operations to satisfy all of its Calcitonin supply obligations under the Pfizer license agreement. However, neither the cost or timing of such capital expenditures are determinable at this time.

Due to the receipt of payments totaling approximately $1.3 million from Pfizer in September and October 2000, consisting of a milestone payment and payments for testing services and Calcitonin supplies, as well as receipt of approximately $1,358,000 in the third quarter of 2000 of additional short-term loans from officers of the Company, the Company believes that it has sufficient financial resources to sustain its operations at the current level for most of the fourth quarter of 2000. The Company will require additional funds to ensure continued operations beyond that time. Payment of the obligations under the 5% Debentures also may require additional financing. For near term additional funds, the Company expects to shortly sign one or more licensing agreements including a nasal calcitonin licensing agreement currently under negotiation which would provide up-front and other payments in 2000. In addition to a possible nasal calcitonin license agreement, the Company is actively seeking to enter into other licensing and/or supply agreements with pharmaceutical companies for its Calcitonin products and other peptide products that can be manufactured and/or delivered using its patented technologies. These agreements could provide funds to the Company in upfront and milestone payments. However, there is no assurance as to when or if the Company might enter into any such additional agreements.

The Company also is eligible to sell state tax benefits, which may yield an additional $2.5 million, under a New Jersey Economic Development Authority (the "NJEDA") program which allows certain New Jersey taxpayers to sell their state tax benefits to third-parties. The Company expects to receive a portion of this amount in 2000 as the proceeds will be received over the next few years and the size and timing of such proceeds are subject to the continued funding of the program by the State of New Jersey, as well as limitations based on the level of participation by other companies. Although the Company has $3,388,000 in confirmed tax benefits available for sale at a maximum 25% discount, the Company must apply to the NJEDA each year to be eligible to receive approval for the sale of its benefits. There is no assurance that any of these transactions will be completed or, if completed, that the terms and timing of such transactions would provide sufficient funds to sustain operations at the current level. A failure or significant delay in signing other agreements, would require us to obtain additional funds from other sources, which might include a debt or equity financing, in order to sustain the Company's operations. However, there is no assurance as to the terms on which such additional funds would be available or that in such circumstances sufficient funds could be obtained. In addition, the delisting of the Company's Common Stock by the Nasdaq National Market may have an adverse affect on the Company's ability to raise equity-based capital.

NOTE C - NOTES PAYABLE - STOCKHOLDERS

During February 2000 Jay Levy, the chairman of the board and an officer of the Company, loaned the Company $300,000 evidenced by demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus .25%. The Company repaid this loan in April 2000. During the third quarter of 2000, Jay Levy loaned the Company an aggregate of $1,280,000 and Warren Levy and Ronald Levy, officers and directors of the Company, loaned the Company an aggregate of $78,323 evidenced by demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus .25%.



NOTE D - CONVERTIBLE DEBENTURES

In June 1998, the Company completed a private placement of $4 million in principal amount of 5% Debentures from which it realized net proceeds of approximately $3.75 million. The 5% Debentures were convertible into shares of

Common Stock and, in addition, provided that (i) the interest on the 5% Debentures, at the option of the Company, was payable in shares of Common Stock and (ii) upon conversion, the holder was entitled to receive warrants to purchase a number of shares of Common Stock equal to 4% of the number of shares issued pursuant to the conversion (the "Warrants"). However, the number of shares of Common Stock that the Company was obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the Warrants, is limited to 3,852,500 shares (the "Share Limit"). After this Share Limit is reached, the Company is obligated to redeem all 5% Debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In December 1999, the Company was unable to convert $200,000 of the 5% Debentures tendered for conversion because the conversion would have exceeded the Share Limit. As a result, the Company accrued as of December 31, 1999 the 20% premium on the outstanding $2,000,000 in principal amount of the 5% Debentures that had not been converted in the amount of $400,000. As of September 30, 2000, all of the $2,000,000 in principal amount of 5% Debentures have been tendered for conversion and therefore are classified as a current liability.

Through September 30, 2000, the Company has issued a total of 3,703,362 shares of Common Stock upon conversion of $2 million in principal amount of the 5% Debentures or in payment of interest thereon, and issued an additional 103,032 shares of Common Stock upon the cashless exercise of all of the 141,123 Warrants issued upon conversion of the 5% Debentures.

On January 5, 2000, the Company failed to make the required semi-annual interest payment on the outstanding 5% Debentures. As a result, the interest rate on the outstanding 5% Debentures has increased to 20% per year. The semi-annual interest payment due July 5, 2000 was also not made by the Company. As of September 30, 2000, the accrued and unpaid interest on the 5% Debentures totaled approximately $366,000.

In addition, due to the delisting of the Common Stock from the Nasdaq National Market in October 1999, the Company became obligated under a separate agreement to pay the holder of the 5% Debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. The Company has not made any of these payments to date, but has accrued the amounts as interest expense. As of September 30, 2000, the accrued and unpaid amount totaled approximately $497,000.

The holder of the 5% Debentures has commenced an arbitration proceeding in which the holder claims that it is entitled, as of June 30, 2000, to payments in respect of the 5% Debentures in the amount of approximately $3.4 million. The parties have had settlement discussions in an effort to arrive at a mutually satisfactory settlement. The outcome of this proceeding is uncertain.

NOTE E - JOINT VENTURE

In June 2000, the Company entered into a joint venture with the Shijiazhuang Pharmaceutical Group ("SPG"), a pharmaceutical company in the People's Republic of China. The joint venture will manufacture and distribute injectable and nasal Calcitonin products for the treatment of osteoporosis in China and possibly other selected Asian markets. The Company will own 45% of the joint venture and will receive 45% of the joint venture profits. The Company will account for its investment under the equity method. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the joint venture to sell the Company's product under this license. The joint venture would need to file a New Drug Application (NDA) in

China for its injectable and nasal products. In addition, brief local clinical trials may be required. If the product is successful, the joint venture may establish a facility to fill injectable and nasal Calcitonin products containing bulk Calcitonin produced at the Company's Boonton, New Jersey plant and plans to eventually manufacture the bulk drug in China in a new facility to be constructed by the joint venture. This would require local financing by the joint venture. As of September 30, 2000, the joint venture had not yet begun operations.

Under the terms of the joint venture agreement, the Company is obligated to contribute up to $405,000 in cash during the next 12 months and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by the Company's share of joint venture profits. No amounts have been invested as of September 30, 2000.

In addition, the Company is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in 14 monthly installment payments of $25,000 in order to terminate its former joint venture in China, of which $75,000 had been paid as of September 30, 2000. The entire $350,000 obligation was recognized as an expense in the second quarter of 2000.

NOTE F- INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                     September 30, 2000       December 31, 1999
                                     ------------------       -----------------

       Finished goods..........         $ 1,002,729               $   596,359
       Raw materials...........             331,037                   271,207
                                        -----------              ------------
            Total..............         $ 1,333,766               $   867,566
                                        ===========              ============

NOTE G - STOCK OPTION PLAN

In November 1999, the Board of Directors approved, subject to stockholder approval, the adoption of a new Stock Option Plan (the "New Plan") to replace the 1994 Employee Stock Option Plan (the "1994 Plan"). All employees (including directors who are employees), as well as certain consultants, are eligible to receive option grants under the New Plan. Options granted under the New Plan have a ten-year term and an exercise price equal to the market price of the Common Stock on the date of the grant. A total of 4,000,000 shares of Common Stock are reserved for issuance under the New Plan.

In November 1999, the Board granted under the New Plan, to employees of the Company, stock options to purchase an aggregate of 482,000 shares (of which 14,650 shares were subsequently cancelled) of Common Stock at an exercise price of $0.63 per share, the market price on the date of grant. Each of the grants was made subject to stockholder approval of the New Plan. At the Company's June 6, 2000 Annual Meeting, the stockholders approved the New Plan. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the measurement date for valuing the stock options for the purpose of determining compensation expense was June 6, 2000, the date of stockholder approval. The market price of the Common Stock on this date was $2.093 per share. Therefore, an aggregate of $683,733 will be charged to compensation expense over the vesting periods of the options, which vest in approximately 50% increments on November 5, 2000 and November 5, 2001. The Company recognized $68,359 and $205,077 as compensation expense in the second and third quarters of 2000, respectively, leaving a balance of $410,297 as deferred stock option compensation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue for the three-month period ended September 30, 2000 decreased 81% to $1,359,000 from $7,001,000 for the three-month period ended September 30, 1999. Revenue for the first nine months of 2000 decreased 75% to $2,361,000 from $9,528,000 for the first nine months of 1999. In both years the revenue consists primarily of revenue from Pfizer/Warner-Lambert, resulting from the achievement of milestones in the development of an oral Calcitonin product for treating osteoporosis. Yearly revenue is affected by the timing of the completion of the various milestones.

Research and development, the Company's largest expense, increased 10% to $2,905,000 from $2,652,000 for the three months ended September 30, 2000, and increased 8% to $7,836,000 from $7,262,000 for the nine months ended September 30, 2000, as compared to the same periods in 1999. The increases for both periods were primarily attributable to expenses related to the Company's ongoing clinical trials for its nasal Calcitonin product, partially offset by a reduction in consulting fees related to the Pfizer collaboration. Expenses for the three months ended September 30, 2000 also include additional expenditures related to an increase in Calcitonin production.

General and administrative expenses increased 43% to $801,000 from $562,000 for the three months ended September 30, 2000, and increased 46% to $2,418,000 from $1,654,000 for the nine months ended September 30, 2000, as compared to the same periods in 1999. The increases for the three month and nine month periods ended September 30, 2000 were primarily due to the recognition of non-cash expenses of $220,000 due to the issuance of warrants to a consultant and due to stock option compensation of $205,000 for the three months ended September 30, 2000 and $273,000 for the nine months ended September 30, 2000. The nine month period ended September 30, 2000 also includes the recognition of a $350,000 expense in June 2000 to terminate the Company's former joint venture in China.

Interest income decreased $9,000 and increased $12,000 for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, due to the amount of funds available for investment in 2000.

Interest expense increased $204,000 or 189% for the three months ended September 30, 2000 to $312,000 from $108,000 for the three months ended September 30, 1999. Interest expense increased $370,000 or 76% for the nine months ended September 30, 2000 to $860,000 from $490,000 for the nine months ended September 30, 1999. Interest expense for the nine month period ended September 30, 1999 includes the amortization of the value of the beneficial conversion feature and related warrants of the Company's 5% Convertible Debentures (the "5% Debentures") in the amount of $197,000. Excluding the effect of the amortization charged to interest, interest expense increased in the three month and nine month periods ended September 30, 2000, as compared to the comparable periods in 1999, primarily due to an increase in the annual interest rate on the $2,000,000 in outstanding principal amount of the 5% Debentures to 20% resulting from the failure of the Company to make a semi-annual interest payment that was due in January 2000. In addition, since October 1999, the Company has been accruing additional interest expense monthly in an amount equal to 2% of the outstanding principal amount of the 5% Debentures as a result of the removal of the Company's Common Stock from trading on the Nasdaq Stock Market in October 1999. The expenses incurred in connection with the 5% Debentures were partially offset by a 50% decrease in the principal balance outstanding as a result of conversions to Common Stock.

Due to a $5.7 million decrease in revenue from Pfizer/Warner-Lambert in the three month period ended September 30, 2000, in addition to increased operating expenses and interest expense, net loss increased $6,347,000 from the profit of $3,693,000 for the corresponding period in 1999.

Due to a $7.2 million decrease in revenue from Pfizer/Warner-Lambert in the nine-month period ended September 30, 2000, in addition to increases in operating expenses and interest expense, net loss increased $8,862,000 from the profit of $151,000 for the corresponding period in 1999.

As of  December  31,  1999,  the Company had  available  for federal  income tax reporting purposes net operating loss carryforwards of approximately $58,200,000, expiring from 2000 through 2019, which are available to reduce future earnings which would otherwise be subject to federal income taxes. For the nine months ended September 30, 2000, the Company accumulated additional operating loss carryforwards of approximately $8,700,000. In addition, as of December 31, 1999, the Company has federal investment tax credits and research and development credits in the amounts of $14,000 and $2,376,000, respectively, which are available to reduce the amount of future federal income taxes. These credits expire from 2000 through 2019. As of December 31, 1999, the Company had New Jersey operating loss carryforwards in the approximate amount of $26,500,000, expiring from 2003 through 2006, which are available to reduce future earnings subject to state income tax. Approximately $25,000,000 of these New Jersey loss carryforwards have been approved for future sale pursuant to a program of the New Jersey Economic Development Authority (the "NJEDA"). In order to realize these benefits, the Company must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS 109 have been fully reserved. As of December 31, 1999, under SFAS 109, the Company had deferred tax assets of approximately $26,000,000, subject to a valuation allowance of $26,000,000. The deferred tax assets are primarily a result of the Company's net operating losses and tax credits generated. For the nine-month period ended September 30, 2000, the Company's deferred tax assets and valuation allowances each increased by approximately $3,500,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains its peptide production facility on leased premises in Boonton, New Jersey. The facility began production under current Good Manufacturing Practice ("cGMP") guidelines in 1996. The Company's current lease expires in 2004. The Company has two consecutive ten-year renewal options under the lease, as well as an option to purchase the facility. During 2000, the Company invested approximately $433,000 in fixed assets and leasehold improvements. The majority of these expenditures were to increase the Company's analytical testing capabilities. There currently are no material commitments outstanding for capital expenditures relating to either the Boonton facility or the Company's office and laboratory facility in Fairfield, New Jersey. The Company, at September 30, 2000, had cash and cash equivalents of $49,000, a decrease of $634,000 from December 31, 1999.

The Company has incurred annual operating losses since its inception and, as a result, at September 30, 2000 had an accumulated deficit of approximately $71,619,000 and a working capital deficiency of approximately $9,670,000. The independent auditors' report covering the Company's 1999 financial statements includes an explanatory paragraph stating that these factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. In October 1999, the Company's Common Stock was delisted by the Nasdaq Stock Market. The delisting of the Common Stock may have an adverse effect on the Company's ability to raise capital.

The Company's future ability to generate cash from operations will depend primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements that entitle the Company to receive milestone payments, receiving regulatory approval for its licensed products, and the commercial sale of these products.

In July 1997, the Company entered into an agreement under which it granted to Warner-Lambert Company a worldwide license to use the Company's oral Calcitonin technology. In June 2000, Warner-Lambert was acquired by Pfizer Inc. Through September 30, 2000, the Company had received $3 million for an equity investment, $3 million for a licensing fee and recognized an aggregate of $16.5 million in milestone revenue under the agreement, including a $1 million payment received in October, 2000 for a milestone achieved in September 2000. The Company is eligible to receive up to an additional $32 million in milestone revenue during the course of the development program. Early-stage milestones primarily relate to the product's performance characteristics, while the latter-stage milestones are primarily related to regulatory activities and approvals. If the product is successfully commercialized, the Company also would receive revenue from royalties on product sales by Pfizer and its affiliates and from the sale of raw material to Pfizer. The Company has retained the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis. The Company has licensed distributors in the United Kingdom, Ireland and in Israel for its injectable formulation and in June 2000 entered into a joint venture agreement in China to manufacture and market its injectable and nasal formulations. The Company is actively seeking other licensing and/or supply agreements with pharmaceutical companies for its injectable and nasal Calcitonin products and for other pharmaceutical products that can be manufactured and/or delivered using its patented technologies. However, there is no assurance that any additional revenue-generating agreements will be signed.

In June 2000, the Company entered into a joint venture with the Shijiazhuang Pharmaceutical Group ("SPG"), a pharmaceutical company in the People's Republic of China. The joint venture will manufacture and distribute injectable and nasal Calcitonin products for the treatment of osteoporosis in China and possibly other selected Asian markets. The Company will own 45% of the joint venture and will receive 45% of the joint venture profits. The Company will account for its investment under the equity method. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the joint venture to sell the Company's product under this license. The joint venture would need to file a New Drug Application (NDA) in China for its injectable and nasal products. In addition, brief local clinical trials may be required. If the product is successful, the joint venture may establish a facility to fill injectable and nasal Calcitonin products containing bulk Calcitonin produced at the Company's Boonton, New Jersey plant and plans to eventually manufacture the bulk drug in China in a new facility to be constructed by the joint venture. This would require local financing by the joint venture. As of September 30, 2000, the joint venture had not yet begun operations.

Under the terms of the joint venture agreement, the Company is obligated to contribute up to $405,000 in cash during the next 12 months and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by the Company's share of joint venture profits. No amounts have been invested as of September 30, 2000.

In addition, the Company is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in 14 monthly installment payments of $25,000 in order to terminate its former joint venture in China, of which $75,000 had been paid as of September 30, 2000. The entire $350,000 obligation was recognized as an expense in the second quarter of 2000.

In June 1998, the Company completed a private placement of $4 million in principal amount of 5% Debentures from which it realized net proceeds of approximately $3.75 million. The 5% Debentures were convertible into shares of Common Stock and, in addition, provided that (i) the interest on the 5% Debentures, at the option of the Company, was payable in shares of Common Stock and (ii) upon conversion, the holder was entitled to receive warrants to purchase a number of shares of Common Stock equal to 4% of the number of shares issued pursuant to the conversion (the "Warrants"). However, the number of shares of Common Stock that the Company was obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the Warrants, is limited to 3,852,500 shares (the "Share Limit"). After this Share Limit is reached, the Company is obligated to redeem all 5% Debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In December 1999, the Company was unable to convert $200,000 of the 5% Debentures tendered for conversion because the conversion would have exceeded the Share Limit. As a result, the Company accrued as of December 31, 1999 the 20% premium on the outstanding $2,000,000 in principal amount of the 5% Debentures that had not been converted in the amount of $400,000. As of September 30, 2000, all of the $2,000,000 in principal amount of 5% Debentures have been tendered for conversion and therefore are classified as a current liability.

Through September 30, 2000, the Company has issued a total of 3,703,362 shares of Common Stock upon conversion of $2 million in principal amount of the 5% Debentures or in payment of interest thereon, and issued an additional 103,032 shares of Common Stock upon the cashless exercise of all of the 141,123 Warrants issued upon conversion of the 5% Debentures.

On January 5, 2000, the Company failed to make the required semi-annual interest payment on the outstanding 5% Debentures. As a result, the interest rate on the outstanding 5% Debentures has increased to 20% per year. The semi-annual interest payment due July 5, 2000 was also not made by the Company. As of November 14, 2000, the accrued and unpaid interest on the 5% Debentures totaled approximately $416,000.

In addition, due to the delisting of the Common Stock from the Nasdaq National Market in October 1999, the Company became obligated under a separate agreement to pay the holder of the 5% Debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. The Company has not made any of these payments to date, but has accrued the amounts as interest expense. As of November 14, 2000, the accrued and unpaid amount totaled approximately $557,000.


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

To satisfy the Company's short-term liquidity needs, Jay Levy, the chairman of the board and an officer of the Company, and Warren Levy and Ronald Levy, directors and officers of the Company, from time to time have made loans to the Company. During February 2000, Jay Levy loaned the Company $300,000. This loan was repaid in April 2000. As of November 1, 2000, the outstanding loans by these individuals to the Company consisted of: (i) joint loans from the three individuals in the aggregate principal amount of $2,498,323 evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25% (9.875% at September 30, 2000), which are classified as short-term debt (the "Demand Notes") and (ii) loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002 and bearing interest at the fixed rate of 6% per year (the "Jay Levy Notes") and which are secured by a security interest in all of the Company's equipment and a mortgage on the Company's real property. The terms of the Jay Levy Notes require the Company to make installment payments of principal and interest commencing in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Jay Levy has agreed to postpone temporarily current payments and has also agreed that he will not, prior to January 1, 2001, declare all or any portion of the principal or the accrued interest on the notes immediately due and payable by reason of the failure of the Company to make, when due, any scheduled payment of principal or interest on any of the notes.

The Company's cash requirements to operate its research and peptide manufacturing facilities and develop its products are approximately $10 to 11 million per year. In addition to its obligations with respect to the 5% Debentures, the Company has principal and interest obligations over the next several years under its outstanding notes payable to stockholders as well as obligations for its joint venture in China.

Due to the receipt of payments totaling approximately $1.3 million from Pfizer in September and October 2000, consisting of a milestone payment and payments for testing services and Calcitonin supplies, as well as receipt of approximately $1,358,000 in the third quarter of 2000 of additional short-term loans from officers of the Company, the Company believes that it has sufficient financial resources to sustain its operations at the current level for most of the fourth quarter of 2000. The Company will require additional funds to ensure continued operations beyond that time. Payment of the obligations under the 5% Debentures also may require additional financing. For near term additional funds, the Company expects to shortly sign one or more licensing agreements including a nasal calcitonin licensing agreement currently under negotiation which would provide up-front and other payments in 2000. In addition to a possible nasal calcitonin license agreement, the Company is actively seeking to enter into other licensing and/or supply agreements with pharmaceutical companies for its Calcitonin products and other peptide products that can be manufactured and/or delivered using its patented technologies. These agreements could provide funds to the Company in upfront and milestone payments. However, there is no assurance as to when or if the Company might enter into any such additional agreements.

The Company also is eligible to sell state tax benefits, which may yield an additional $2.5 million, under a New Jersey Economic Development Authority (the "NJEDA") program which allows certain New Jersey taxpayers to sell their state tax benefits to third-parties. The Company expects to receive a portion of this amount in 2000 as the proceeds will be received over the next few years and the size and timing of such proceeds are subject to the continued funding of the program by the State of New Jersey, as well as limitations based on the level of participation by other companies. Although the Company has $3,388,000 in confirmed tax benefits available for sale at a maximum 25% discount, the Company must apply to the NJEDA each year to be eligible to receive approval for the sale of its benefits. There is no assurance that any of these transactions will be completed or, if completed, that the terms and timing of such transactions would provide sufficient funds to sustain operations at the current level. A failure or significant delay in signing other agreements, would require us to obtain additional funds from other sources, which might include a debt or equity financing, in order to sustain the Company's operations. However, there is no assurance as to the terms on which such additional funds would be available or that in such circumstances sufficient funds could be obtained. A sale of equity securities may be adversely affected by the delisting of the Company's Common Stock by the Nasdaq Stock Market.

While the Company believes that the execution of a license agreement for its nasal Calcitonin product, along with additional milestone payments under the license agreement with Pfizer (successor to Warner-Lambert) would satisfy the Company's liquidity requirements over the near-term, satisfying the Company's long-term liquidity requirements will require the successful commercialization of the product licensed to Pfizer and/or one or more of its other products. In addition, the commercialization of its oral Calcitonin product will require the Company to incur additional capital expenditures to expand or upgrade the Company's manufacturing operations to satisfy all of its Calcitonin supply obligations under the Pfizer license agreement. However, neither the cost or timing of such capital expenditures are determinable at this time.

OTHER

The Company's Common Stock was delisted from the Nasdaq National Market System effective October 5, 1999 and is now trading on the OTC Bulletin Board. In order to be relisted on the Nasdaq National Market or the Nasdaq SmallCap Market, the Company must meet the initial listing requirements.

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

The information below summarizes the Company's market risks associated with debt obligations as of September 30, 2000. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Under the terms of the 5% Debentures, no additional shares may be issued to convert the remaining principal balance. Therefore, the information presented as to these debentures is without consideration as to conversion features. Variable interest rates disclosed represent the rates at September 30, 2000.

                                                                       Year of Maturity
                                       Carrying                        ----------------
                                        Amount            2000          2001       2002       2003     2004
                                        ------            ----          ----       ----       ----     ----
Notes payable - stockholders         $2,498,323       2,498,323          --         --         --       --
Variable interest rate                                  9.875%           --         --         --       --

Notes payable - stockholders         $1,870,000         960,606      837,328    72,066         --       --
Fixed interest rate                                         6%           6%        6%          --       --

5% convertible debentures            $2,400,000       2,400,000          --         --         --       --
Fixed interest rate (1)                                     20%


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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On July 11, 2000, the Tail Wind Fund, Ltd. ("Tail Wind"), the holder of the outstanding $2,000,000 in principal amount of the 5% Debentures, , filed with the American Arbitration Association a demand for arbitration against the Company. In its demand, Tail Wind claimed that it was owed, as of June 30, 2000, approximately $3,400,000 consisting of principal, interest and penalties, resulting from the Company's default under various provisions of the debentures and related agreements. These alleged defaults included the Company's failure to redeem the debentures after becoming obligated to do so, the failure to pay interest when due, and the failure to pay liquidated damages arising from the delisting of the Company's common stock from the Nasdaq National Market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The purchase agreement pursuant to which the Company sold the 5% Debentures requires that all disputes relating to the debentures be submitted to binding arbitration. On July 31, 2000, the Company submitted to the American Arbitration Association a statement of defense in which it denies the amount of Tail Wind's claim and makes certain counterclaims. A hearing on the matter before an arbitrator appointed by the American Arbitration Association has been scheduled for December 2000. The outcome of the proceeding is uncertain. However, an extremely unfavorable ruling could have a material adverse effect on the Company. The Company and Tail Wind have had settlement discussions in an effort to arrive at a mutually satisfactory settlement.

Item 2.  Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c)      Recent Sales of Unregistered Securities.


In the third quarter of 2000, the Company issued 99,860 shares of Common Stock upon the cashless exercise of a total of 205,834 warrants and options at exercise prices ranging from $1.38 to $1.44 per share. In addition, the Company issued 224,500 shares of Common Stock upon the exercise of warrants at exercise prices ranging from $1.38 to $1.50 per share. All of such shares were issued by the Company without registration in reliance on an exemption under Section 4 (2) of the Securities Act.

(d)         Not applicable.


Item 3.  Defaults Upon Senior Securities

See discussion of 5% Debentures in Part I, Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 6.     Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                                Exhibit 27 -  Financial  Data  Schedule - period
ended September 30, 2000.

                  (b)      Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNIGENE LABORATORIES, INC.
                                            -----------------------
                                            (Registrant)


                                            /s/ Warren P. Levy
November 14, 2000                           -----------------
                                            Warren P. Levy, President
                                            (Chief Executive Officer)


                                            /s/ Jay Levy
November 14, 2000                           -----------------
                                            Jay Levy, Treasurer
                                            (Chief Financial Officer and
                                             Chief Accounting Officer)