Form 10-K
period 2000-12-31
UNIGENE LABORATORIES INC
filed 2001-04-16
CIK 352747

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X]        ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

                         Commission file number 0-16005


                           Unigene Laboratories, Inc.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          22-2328609
-------------------------------                      -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)


   110 Little Falls Road, Fairfield, New Jersey                   07004
--------------------------------------------------            -------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (973) 882-0860

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $.01 Par Value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ].    No [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Aggregate market value as of April 2, 2001: $23,156,152.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date. Common Stock, $.01 Par Value-- 46,436,940 shares as of April 2, 2001.

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

None.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in the items captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Art of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of the Company, or industry results, to be materially different from any future results, performance or activities expressed or implied by such forward-looking statements. Such factors include: general economic and business conditions, the financial condition of the Company, competition, the Company's dependence on other companies to commercialize, manufacture and sell products using the Company's technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, the Company's dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals of the Company's products, litigation, and other factors discussed in this Form 10-K.



Item 1. Business.

Background

Unigene Laboratories, Inc. ("Unigene" or "Company"), was incorporated under the laws of the State of Delaware in 1980. Unigene is a biopharmaceutical company engaged in the research, production and delivery of small proteins, referred to as peptides, that have demonstrated or may have potential medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented technology that has been shown to deliver orally medically useful amounts of various peptides into the bloodstream. Our primary focus has been on the development of Calcitonin products for the treatment of osteoporosis and other indications. We have the facilities and the technology for manufacturing Calcitonin in accordance with cGMP and have an injectable Calcitonin product that is approved for sale in the European Union for two minor indications. We are also engaged in the development of oral and nasal Calcitonin products.

Our Accomplishments

        Among our major accomplishments are:

o Development of a Proprietary Peptide Production Process. One of our principal scientific accomplishments is our success in developing a highly efficient biotechnology-based peptide production process. Several patents relating to this process have issued. We believe that these proprietary processes are key steps in the more efficient and economical commercial production of peptides with various medical applications. Many of these peptides cannot be produced at a reasonable cost in sufficient quantities for human testing or commercial use by currently available production processes. Using our proprietary process, we have produced laboratory-scale quantities of various peptides. We have constructed and are operating a manufacturing facility employing this process to produce Calcitonin.

o Development of Proprietary Technology for Oral Delivery. We have also developed and patented a formulation that has orally delivered Calcitonin into the bloodstream of human subjects. We and our collaborators have shown in repeated human studies that this formulation regularly delivers measurable quantities of the peptide into the human bloodstream. We believe that this formulation may accelerate the regulatory approval process for an oral Calcitonin product because it should be easier to establish its performance as compared to a formulation that does not produce measurable Calcitonin blood levels. We believe that the components of our patented oral product also can enable the delivery of other peptides and we have initiated studies to investigate this possibility internally and in collaboration with others.

Strategy

        Our business strategy is to develop proprietary products and processes with applications in human health care to generate revenues from license fees, royalties on third-party sales and direct sales of bulk or finished products. Generally, we fund our internal research activities and rely on licensees, which are likely to be established pharmaceutical companies, to provide development funding. We also generally expect to rely on these licensees to take responsibility for obtaining appropriate regulatory approvals, human testing, and marketing of products derived from our research activities. However, we may, in some cases, retain the responsibility for human testing and for obtaining the required regulatory approvals for a particular product.

        o Pfizer License Agreement. In July 1997, we entered into an agreement under which we granted to the Parke-Davis division of Warner-Lambert Company
(which merged with Pfizer in June 2000), a worldwide license to use our oral Calcitonin technology. Upon signing the agreement, we received $6 million in payments from Warner-Lambert, consisting of a $3 million licensing fee and a $3 million equity investment by Warner-Lambert. Through December 31, 2000, we recognized an aggregate of $16.5 million in revenue due to the achievement of specified milestones, including $2 million in 2000. Pfizer began a Phase I/II human study in April 2000 and patient dosing was completed in December 2000. Pfizer analyzed the results of the study and informed us in March 2001 that the study did not achieve Pfizer's desired results. Pfizer terminated the license agreement citing this conclusion. We believe that this study, in which an FDA approved product also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral Calcitonin product. We believe that if patients in the study had also received calcium supplements, in addition to the Calcitonin, the results would have been more favorable. Therefore, we intend to continue the development of our oral Calcitonin product as a treatment of osteoporosis, and have begun discussions with potential licensees in the U.S. and other countries. In addition, due to the termination of the Pfizer agreement, we no longer have restrictions on selling bulk Calcitonin.

o China Joint Venture. In June 2000, we entered into a joint venture with Shijiazhuang Pharmaceutical Group ("SPG"), a pharmaceutical company in the People's Republic of China. The joint venture will manufacture and distribute injectable and nasal Calcitonin products in China (and possibly other selected Asian markets) for the treatment of osteoporosis. We own 45% of the joint venture and will have a 45% interest in the joint venture profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable Calcitonin license to the joint venture, which will allow the joint venture to sell our product in China. The joint venture will need to file a New Drug Application in China for its injectable and nasal products. In addition, the joint venture may be required to conduct brief local human trials. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal Calcitonin products using bulk Calcitonin produced at our Boonton, New Jersey plant. Eventually the joint venture may manufacture the bulk Calcitonin in China at a new facility that would be constructed by the joint venture. This would require local financing by the joint venture. The joint venture has not yet begun operations as of December 31, 2000.

o Other License or Distribution Arrangements. In addition to the joint venture with SPG, we have entered into distribution agreements for our injectable Calcitonin product in the United Kingdom, Ireland and Israel. We continue to seek other licensing or distribution agreements with pharmaceutical companies for both the injectable and nasal Calcitonin products, as well as various oral peptide products. However, we may not be successful in our efforts to sign any additional revenue generating agreements.

Competition

        Our primary business activity has been biotechnology research and development. Biotechnology research is highly competitive, particularly in the field of human health care. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies, universities and other non-profit research organizations, many of which can devote considerably greater financial resources to research activities.

        In 1996, we began manufacturing cGMP Calcitonin for use in pharmaceutical products. In the development, manufacture and sale of peptide products, we compete with contract laboratories and major pharmaceutical companies. Many of our competitors can devote considerably greater financial resources to these activities. Major competitors in the field of osteoporosis include Novartis, American Home Products, Merck, Eli Lilly, and Procter and
Gamble. We believe that the unique safety and effectiveness of Calcitonin, combined with our patented peptide manufacturing process and our patented oral formulation, will enable us to compete with products marketed by these and other companies.

        We believe that success in competing with others in the biotechnology industry will be based primarily upon scientific expertise and technological superiority. We also believe that success will be based on the ability to identify and to pursue scientifically feasible and commercially viable opportunities and to obtain proprietary protection for research achievements. Our success will further depend on our ability to obtain adequate funding and on developing, testing, protecting, producing and marketing products and obtaining their timely regulatory approval. We are always at risk that others may develop superior processes or products that would render our processes or products noncompetitive or obsolete.

Product Manufacture

        We have been producing salmon Calcitonin since 1992. We constructed a cGMP facility for the production of Calcitonin at leased premises located in Boonton, New Jersey. The facility began producing salmon Calcitonin under cGMP guidelines in 1996. The facility also produces our proprietary amidating enzyme for use in producing Calcitonin. The current production level of the facility is between one and two kilograms of bulk Calcitonin per year, and is expected to increase significantly in 2001.

        The facility can be modified to increase Calcitonin production capacity. However, if we are successful in our efforts to commercialize an oral Calcitonin product, we expect that we may incur additional expenditures to expand or upgrade our manufacturing operations. Although the facility initially is devoted exclusively to Calcitonin production, it also is suitable for producing other peptide products.

        We are following conventional procedures to secure the approval of the facility by regulatory agencies to allow us to manufacture Calcitonin for human use. European health authorities inspected the facility in connection with the filing of our injectable Calcitonin dossier and found it to be in compliance with cGMP guidelines. However, there is the risk that our operations might not remain in compliance or that approval by other agencies will not be obtained. The FDA must approve the facility in order to manufacture Calcitonin or other peptides for sale in the United States.

Government Regulation

        Our laboratory research, development and production activities and those of our collaborators are subject to significant regulation by numerous federal, state, local and foreign governmental authorities. FDA approval, following the successful completion of various animal and human studies, is required for the sale of a pharmaceutical product in the United States. Foreign sales require similar studies and approval by regulatory agencies.

        The regulatory approval process for a pharmaceutical product requires substantial resources and can take many years. There is a risk that any additional regulatory approvals required for our production facility or for any of our products will not be obtained in a timely manner. Our inability to obtain, or delays in obtaining, these approvals would adversely affect our ability to continue to fund our programs, to produce marketable products, or to receive revenue from milestone payments, product sales or royalties. We also cannot predict the extent of any adverse governmental regulation that may arise from future legislative and administrative action.

        The FDA or other regulatory agencies may audit our production facility to ensure that it is operating in compliance with current Good Manufacturing
Practice guidelines, referred to as cGMP. These guidelines require that production operations be conducted in strict compliance with our established rules for manufacturing and quality controls. These agencies are empowered to suspend production operations and/or product sales if, in their opinion, significant or repeated changes from these guidelines have occurred. A suspension by any of these agencies could have a material adverse impact on our operations.

Regulatory Approval of Our Injectable Calcitonin Product

        In January 1999, we received approval from the European Committee for Proprietary Medicinal Products, referred to as the CPMP, to market our injectable Calcitonin product in all 15 member states of the European Union as a treatment for Paget's disease and for hypercalcemia. We began to market this product in Europe for these indications in 1999. We have filed a supplementary submission with the CPMP, called a Type II Variation, to expand the approved indications to include the treatment of osteoporosis. However, it is uncertain whether or when the Type II Variation will be approved by the CPMP.

        Regulatory authorities in many non-European Union countries can cite the approved European dossier, which we believe could significantly reduce the registration requirements for injectable Calcitonin in those non-European Union countries, and thereby could speed up product launch. We have been notified by Switzerland that it intends to approve our injectable Calcitonin product for the treatment of osteoporosis, Paget's disease and hypercalcemia; however, the timing of that approval is uncertain. In addition, we believe that the human trials conducted to support the European filing of the injectable Calcitonin product can be used to support the filing of a New Drug Application with the FDA for use of our injectable Calcitonin product to treat osteoporosis and other indications. We believe that our abbreviated clinical program, which has been accepted by the FDA, will be sufficient to satisfy approval requirements in the United States and other countries. Accordingly, we expect that the review process for our injectable Calcitonin product in the United States and other countries may be shorter than that typically associated with a new drug submission for numerous reasons:

o The active ingredient is structurally identical to and indistinguishable from the active ingredient in products already approved by many regulatory agencies.

o The formulation is essentially similar to the formulations used in already approved products.

o The human trial program that was accepted by the FDA is relatively brief and involved small numbers of subjects. As a result, the amount of information that must be reviewed is far less than would have been compiled for the lengthier trials required for a typical new drug submission.

Development of our Oral Calcitonin Product

In December 1995 and January 1996, we successfully tested a proprietary Calcitonin oral formulation in two separate human studies in the United Kingdom. These studies indicated that the majority of those who received oral Calcitonin showed levels of the peptide in blood samples taken during the trial that were greater than the minimum levels generally regarded as being required for maximum medical benefit. We believe that these were the first studies to demonstrate that significant blood levels of Calcitonin could be observed in humans following oral administration of the peptide. In April 1996, we successfully conducted a third pilot human study in the United Kingdom which used lower Calcitonin dosages than in the prior two human trials. The results of this trial indicated that every test subject showed levels of the peptide in their blood samples that exceeded the minimum levels generally regarded as required for maximum medical benefit. During 1999, with Warner-Lambert (now Pfizer), we successfully concluded two pilot human studies using an oral Calcitonin formulation manufactured by Warner-Lambert. Both studies showed significant measurable blood levels of Calcitonin. In December 1999, Warner-Lambert filed an Investigational New Drug application with the FDA. Pfizer initiated a Phase I/II study in April 2000 and patient dosing for this study was completed in December 2000. Pfizer analyzed the results of the study and informed us in March 2001 that the study did not achieve Pfizer's desired results. Pfizer terminated the license agreement citing this conclusion. We believe that this study, in which an FDA approved product also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral Calcitonin product. We believe that if patients in the study had also received calcium supplements, in addition to the Calcitonin, the results would have been more favorable. Therefore, we intend to continue the development of our oral Calcitonin product as a treatment of osteoporosis, and have begun discussions with potential licensees in the U.S. and other countries. In addition, due to the termination of the Pfizer agreement, we no longer have restrictions on selling bulk Calcitonin.

    We have filed patent applications for our oral formulation in the United States and in numerous foreign countries. In 1999, we received a U.S. patent for our basic technology covering the oral delivery of Calcitonin for the treatment of osteoporosis. In 2000, we received a U.S. patent extending this protection to the oral delivery of other peptides.

    There are risks that we will not be successful in licensing this product, that a safe and effective oral product will not be developed, that we will not be successful in obtaining regulatory approval of an oral Calcitonin product, and that we will not succeed in developing, producing or marketing an oral Calcitonin product.

Development of our Nasal Calcitonin Product

        A major pharmaceutical company received FDA approval in 1995 for the marketing of a nasal spray Calcitonin product, which has substantially enlarged the U.S. market for Calcitonin. During 1999, we completed preliminary human studies for our proprietary nasal Calcitonin product. A patent application for the product was filed in February 2000. In January 2000 we filed an Investigational New Drug Application with the FDA to begin human testing of our nasal product as a treatment for osteoporosis. In February 2000, we began U.S. human studies. In December 2000, we successfully completed a human study demonstrating similar blood levels between our product and that of an existing nasal Calcitonin product. We have initiated a second human study with final results expected in mid-2001. We are seeking to license our nasal Calcitonin product in the U.S. and other countries for the treatment of osteoporosis. However, we may not be successful in our efforts to conclude a license agreement, to obtain governmental approval of our nasal Calcitonin product, or to manufacture and sell the product.

Collaborative Research Programs

        We are currently engaged in two collaborative research programs:

o Rutgers University College of Pharmacy continues to study oral delivery of Calcitonin and other peptides.

o We are in collaboration with Yale University, to investigate new applications for various peptides, including Calcitonin gene-related peptide. In 1996, we reported that this peptide accelerated bone growth and prevented bone loss in an animal model system. However, this peptide may not have the same effect in humans. We may not be successful in developing, manufacturing or marketing any resulting product.

Patents and Proprietary Technology

    We have filed a number of applications for U.S. patents relating to our proprietary peptide manufacturing process and our technology for oral delivery. To date, the following six U.S. patents have issued:

o Immunization By Immunogenic Implant, a method for producing antibodies for developing diagnostic medical tests

o two patents related to the Alpha-Amidation Enzyme and its use in manufacturing peptides

o a patent covering an improvement in our manufacturing technology

o two patents covering oral delivery of peptides

    Other applications are pending. We also have made filings in selected foreign countries, and numerous foreign patents have issued. However, our pending applications may not issue as patents and our issued patents may not provide us with significant competitive advantages. Furthermore, our competitors may independently develop or obtain similar or superior technologies.

    Although we believe our patents and patent applications are valid, the repeal of one or more of our key patents could have a significant adverse effect upon our business. Detecting and proving infringement generally is more difficult with process patents than with product patents. In addition, a process patent's value is diminished if others have patented the product that can be produced using the process. Under these circumstances, we would require the cooperation of, and likely be required to share royalties with, the patent holder or its sublicensees in order to make and sell the product.

    In some cases, we rely on trade secrets to protect our inventions. Our policy is to include confidentiality provisions in all research contracts, joint development agreements and consulting relationships that provide access to our trade secrets and other know-how. However, there is a risk that these secrecy obligations could be breached causing us harm. To the extent licensees, consultants or other third parties apply technological information independently developed by them or by others to our projects, disputes may arise as to the ownership rights to information, which may not be resolved in our favor.

Fusion Financing

        On December 18, 2000, Unigene entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, which we amended as of March 30, 2001. Under the common stock purchase agreement, as amended, Fusion has agreed to purchase up to $21,000,000 in shares of Unigene common stock at the rate of $875,000 per month, provided we continue to satisfy the requirements that are a condition to Fusion's purchase obligation. We may decrease this amount at any time that the price of our common stock is less than $15 per share. If our stock price equals or exceeds $4.00 per share, we have the right to require Fusion to purchase, over a period of 60 days, up to the full remaining portion of the $21 million commitment. Fusion is committed to purchase the shares over a twenty-four month period, subject to a six-month extension or earlier termination at our discretion

        In addition to the shares and the warrant that we have issued to Fusion as compensation for its commitment, the Board of Directors has authorized the issuance and sale to Fusion of up to 6,000,000 shares of Unigene common stock in connection with the financing transaction. We may be required to obtain the approval of Unigene stockholders to an amendment to Unigene's Certificate of Incorporation increasing the number of shares of Unigene common stock that the Company is authorized to issue in order to issue and sell additional shares to Fusion. However, we cannot predict when or if the SEC will declare the registration statement effective, if the stockholders will approve the amendment to our certificate of incorporation or if we will be able to meet the continuing requirements of the Fusion agreement.


        The selling price per share is equal to the lesser of the lowest sale price of our common stock on the day of submission of a purchase notice by Fusion; or the average of any five closing sale prices of our common stock, selected by Fusion, during the 15 trading days prior to the date of submission of a purchase notice by Fusion; or $15.00.

        Fusion has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. Under the terms of the common stock purchase agreement, as amended, Fusion has received 2,000,000 shares of our common stock as a commitment fee. In addition, Fusion also received five-year warrants for 1,000,000 shares of our common stock, exercisable at $.50 per share as part of its commitment fee. Unless an event of default occurs, these shares and warrant shares must be held by Fusion until the earlier of the maturity of the common stock purchase agreement or the date the common stock purchase agreement has been terminated.

Employees

     As of April 2, 2001 we had 67 full-time employees. Twenty-one were engaged in research, development and regulatory activities, 35 were engaged in production activities and 11 were engaged in general and administrative functions. Ten of our employees hold Ph.D. degrees. Our employees are experts in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; and quality control. None of our employees is covered by a collective bargaining agreement. Warren P. Levy, President and Ronald S. Levy, Executive Vice President, both executive officers and directors, have signed employment agreements with us.

Research and Development

        We have established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral delivery technologies to the development of proprietary products and processes. Approximately 83% of our employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. We spent $11.5 million on research activities in 2000, $9.4 million in 1999, and $9.0 million in 1998.

Product Liability

        Our business exposes us to the risk of product liability claims that are a part of human testing, manufacturing and sale of pharmaceutical products. We may not have sufficient resources to defend against or satisfy these claims. Although we maintain product liability insurance coverage, product liability or other judgments against us, as well as the cost of defending such claims in excess of insurance limits, could have a material adverse effect upon our business and financial condition.
                                  Risk Factors

Unigene's business is subject to the following risk factors:

We have significant historical losses and expect to continue to incur losses in the future.

      We have incurred annual operating losses since our inception. As a result, at December 31, 2000, we had an accumulated deficit of $75,378,000. Our gross revenues for the years ended December 31, 2000, 1999 and 1998 were $3,287,000, $9,589,000 and $5,050,000, respectively. However, our revenues have not been sufficient to sustain our operations. These revenues consisted principally of milestone payments received in connection with our terminated license agreement with Pfizer. As of March 31, 2001, we have no significant revenue generating license agreements. As a result, during the same periods, we have incurred losses from operations of $11,385,000 $1,997,000 and $6,060,000, respectively. Our net losses for the years ended December 31, 2000, 1999 and 1998 were $12,469,000 $1,577,000 and $6,881,000, respectively. While our injectable Calcitonin product has been approved for commercial sale in a number of European countries for the treatment of two minor indications, we do not anticipate that sales for these indications will produce significant revenues. We believe that the profitability of Unigene will require the successful commercialization of our Calcitonin product or another peptide product in the United States and abroad. Unigene might never be profitable.

We will require additional financing to sustain our operations.

        At December 31, 2000, we had a working capital deficiency of $13,267,000. The independent auditors' report for the year ended December 31, 2000, includes an explanatory paragraph stating that our recurring losses from operations and working capital deficiency discussed above raise substantial doubt about our ability to continue as a going concern. We had an operating cash flow deficit of $4,864,000 in 1998, an operating cash flow deficit of $1,400,000 in 1999 and for the year ended December 31, 2000, an operating cash flow deficit of $3,382,000. We do not have sufficient financial resources to fund our operations at the current level. Therefore, excluding any funding that we might receive from Fusion, we need additional funds to continue our operations. See "Business - Fusion Financing." Our agreement with Fusion could provide us with sufficient funding to sustain our operations for up to two years, beginning in the second quarter of 2001. However, assuming we do not receive any funding from Fusion, and we are unable to enter into a significant revenue generating license or other arrangement in the near term we would require additional sources of financing in order to satisfy our working capital needs, which may be unavailable or prohibitively expensive. Should such financing be unavailable or prohibitively expensive when we require it, we would not be able to sustain our working capital needs, which would have a material adverse effect on our business, operating results and financial condition.

        Even if we are able to access $875,000 per month over the next 24 months, available under the common stock purchase agreement with Fusion, we may still need additional capital to fully implement our business, operating and development plans. In addition, our issuance of shares of common stock to Fusion under the common stock purchase agreement will result in dilution to existing stockholders. We only have the right to receive $875,000 per month under the common stock purchase agreement unless our stock price equals or exceeds $4.00 per share, in which event greater amounts may be received. In addition, the agreement may be terminated by Fusion in the event of a default under the agreement. Since we have initially registered 6,000,000 shares in this offering, the selling price of our stock to Fusion will have to average at least $3.50 per share for us to receive the maximum proceeds of $21,000,000 without registering or issuing any additional shares. We may need to seek shareholder approval to increase the total number of authorized shares of our common stock. We cannot sell shares of Unigene common stock to Fusion until the SEC declares effective the registration statement registering the shares offered by this prospectus. Unigene cannot predict with any certainty if or when this will occur. We believe that satisfying our long-term capital requirements will require the successful commercialization of one of our peptide products. At this time, we cannot predict with certainty that any of our products will be commercially successful.

We may not be successful in our efforts to develop a Calcitonin or other peptide
product  that  will  produce   revenues  that  are  sufficient  to  sustain  our
operations.

        We have obtained regulatory approval in Europe for the sale of our injectable Calcitonin product, but there is a limited market for the indications for which it has been approved. None of our products have been approved for sale in the U.S. The U.S. Food and Drug Administration must approve the commercial manufacture and sale of pharmaceutical products in the U.S. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the United States. We must conduct further human testing on our products before they can be approved for commercial sale. We must show in these human trials that our products are safe and effective. If any of our products are approved for commercial sale, we will need to manufacture the product in commercial quantities at a reasonable cost in order for it to be a successful product that will generate profits. Because of our limited clinical, manufacturing and regulatory experience and the lack of a marketing organization, we are likely to rely on licensees or other parties to perform one or more tasks for the commercialization of pharmaceutical products.

        We   believe   that   expanded   consumer   acceptance   of   Calcitonin
pharmaceutical products depends on the development of more desirable formulations. We have initiated human trials to evaluate a nasal Calcitonin product with final results expected in mid-2001. Pfizer recently completed a human trial for our oral Calcitonin product, but after analyzing the results it terminated our license agreement due to scientific and technical reasons. We disagree with Pfizer's conclusions and plan to seek other licensees to continue the development of our oral Calcitonin product. We may not be successful in licensing our Calcitonin products or any of our other peptide products. In addition, we may not be able to demonstrate the safety or effectiveness of our products in human trials and, accordingly, they may not receive the U.S. Food and Drug Administration and foreign governmental approvals that are necessary to market these products. Other companies may develop other products to compete with or surpass any nasal or oral product that we develop.

We have made a substantial investment in our production facility which we will need to upgrade or expand in order to manufacture our products in commercial quantities.

        We have constructed and are operating a facility intended to produce Calcitonin and other peptides. This facility has been approved by European regulatory authorities for the manufacture of Calcitonin for human use, but has not yet been inspected or approved by the U.S. Food and Drug Administration. The risks associated with this facility include the failure to achieve targeted production and profitability goals, the development by others of superior processes and products, and the absence of a market for products produced by the facility. In addition, the successful commercialization of an oral Calcitonin product may require us to make additional expenditures to expand or upgrade our manufacturing operations. Currently, we cannot determine the cost or timing of these capital expenditures.

We are dependent on partners for the commercial development of our products.

        We do not currently have, nor do we expect to have in the near future, sufficient financial resources and personnel to develop our products on our own. Accordingly, we expect to continue to depend on large pharmaceutical companies for revenues from sales of products, research sponsorship and distribution of our products. With the recent termination of our Pfizer collaboration, we currently have no licenses for any of our products in the U.S.

        In June 2000, we entered into a joint venture with a pharmaceutical company in the People's Republic of China for the manufacture and distribution of injectable and nasal Calcitonin products in China and possibly other Asian markets, for the treatment of osteoporosis. This joint venture has not yet commenced operations and it is uncertain whether it will generate meaningful revenues or profits for Unigene. We also have entered into distribution agreements for our injectable formulation of Calcitonin in the United Kingdom, Ireland and Israel. To date, we have not received material revenues from these distribution agreements.

               We intend to pursue additional opportunities to license, or enter into distribution arrangements for, our oral, nasal and injectable Calcitonin products as well as other possible peptide products. Due to the termination of the Pfizer agreement, we no longer have restrictions on selling bulk Calcitonin. However, we may not be successful in any of these efforts.

Because we are a biopharmaceutical company, our operations are subject to extensive government regulations.

        Our laboratory research, development and production activities, as well as those of our collaborators and licensees, are subject to significant regulation by federal, state, local and foreign governmental authorities. In addition to obtaining U.S. Food and Drug Administration approval and other regulatory approvals of our products, we must obtain approvals for our manufacturing facility to produce Calcitonin and other peptides for human use. The regulatory approval process for a pharmaceutical product requires substantial resources and may take many years. Our inability to obtain approvals or delays in obtaining approvals would adversely affect our ability to continue our development program, to manufacture and sell our products, and to receive revenue from milestone payments, product sales or royalties.

        The FDA or other regulatory agencies may audit our production facility at any time to ensure compliance with current Good Manufacturing Practice guidelines, referred to as cGMP. These guidelines require that we conduct our production operation in strict compliance with our established rules for manufacturing and quality controls. Any of these agencies can suspend production operations and product sales if they find significant or repeated changes from these guidelines. A suspension by any of these agencies could have a material adverse effect on our operations.

Our competitors include large pharmaceutical companies with superior resources.

        Unigene is engaged in a rapidly changing and highly competitive field. To date, Unigene has concentrated its efforts on one product -- Calcitonin -- for treating osteoporosis and other indications. Like the market for any pharmaceutical product, the market for treating osteoporosis and these other indications has the potential for rapid, unpredictable and significant technological change. Competition is intense from specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of our competitors have substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major competitors in the field of osteoporosis treatment include Novartis, American Home Products, Merck, Eli Lilly, and Procter and Gamble. Any one of these entities could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Our success depends upon our ability to protect our intellectual property rights.

        We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral formulations that we have invented in the course of our research. To date, six U.S. patents have issued and other applications are pending. We have also made patent application filings in selected foreign countries and numerous foreign patents have issued. We face the risk that any of our pending applications will not issue as patents. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. Although we believe our patents and patent applications are valid, the invalidation of our key patents or the failure of our pending applications to issue as patents could have a material adverse effect upon our business.

        We also rely on trade secrets to protect our inventions. Our policy is to include confidentiality obligations in all research contracts, joint development agreements and consulting relationships that provide access to our trade secrets and other know-how. However, other parties with confidentiality obligations could breach their agreements causing us harm. If a secrecy obligation were to be breached, we may not have the financial resources necessary for a legal challenge. If licensees, consultants or other third parties use technological information independently developed by them or by others in the development of our products, disputes may arise from the use of this information and as to the ownership rights to products developed using this information. These disputes may not be resolved in our favor.

 Our technology or products could give rise to product liability claims.

        Our business exposes us to the risk of product liability claims that are a part of human testing, manufacturing and sale of pharmaceutical products. We may not have sufficient resources to defend against or satisfy these claims. Although we maintain product liability insurance coverage, product liability or other judgments against us, as well as the cost of defending such claims in excess of insurance limits, could have a material adverse effect upon our business and financial condition.

The loss of our key executives could have a negative effect on our business.

        Dr. Warren Levy and Dr. Ronald Levy have been the principal executive officers since our inception. We rely on them for their leadership and business direction. Each of them has entered into an agreement with us providing that he shall not engage in any other employment or business for the period of his employment with us. The loss of the services of either of these individuals could have a material adverse effect on our business.

The outcome of our arbitration proceeding with The Tail Wind Fund is uncertain.

        In July 2000, the Tail Wind Fund, Ltd., the holder of $2,000,000 in principal amount of our 5% convertible debentures filed with the American Arbitration Association a demand for arbitration of its claim that it was owed, as of June 30, 2000, approximately $3,400,000, consisting of principal, interest and penalties, resulting from our default under various provisions of the debentures and related agreements. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity." We have denied the amount of Tail Wind's claim and have made certain counterclaims. The outcome of the arbitration proceeding is uncertain. An extremely unfavorable ruling could have a material adverse effect on Unigene.

The market price of Unigene common stock may be highly unstable.

        The market price of Unigene common stock has been and we expect it to continue to be highly unstable. Factors, including our announcement of technological improvements or announcements by other companies, regulatory matters, research and development activities, new or existing products or procedures, signing or termination of licensing agreements, concerns about our financial position, operating results, litigation, resolution of the arbitration involving our outstanding convertible debentures, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and public concern over the safety of activities or products may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of Unigene common stock by Unigene and its stockholders, including sales by Fusion and by the exercise and subsequent sale of Unigene common stock by the holders of outstanding and future warrants and options could have an adverse effect on the price of our stock.

We do not anticipate paying cash dividends on the Unigene common stock.

        We have never paid any cash dividends on the Unigene common stock and we do not anticipate paying cash dividends in the foreseeable future. Rather, we intend to retain any cash flow we generate for investment in our business. Accordingly, Unigene common stock may not be suitable for investors who are seeking current income from dividends.

The Unigene common stock is classified as a "penny stock" under SEC rules which may make it more difficult for Unigene stockholders to resell their Unigene common stock.

        The Unigene common stock is traded on the OTC Bulletin Board. As a result, the holders of Unigene common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it was listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small-Cap Market. Because Unigene common stock is not traded on a stock exchange or on the Nasdaq National Market or the Nasdaq Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock is classified as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to the Unigene common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of the Unigene common stock to resell the stock.

The sale of Unigene common stock to Fusion could cause substantial dilution and the sale of the shares acquired by Fusion could cause the price of Unigene common stock to decline.

        The price at which Fusion is obligated to purchase shares of Unigene common stock under the common stock purchase agreement will fluctuate based on the market price of our common stock. See "Business - Fusion Financing" for a description of the purchase price.

        All of the shares offered for sale by Fusion are freely tradeable. However, Fusion has agreed that it will not sell or otherwise transfer the 2,000,000 commitment shares or the 1,000,000 shares issuable upon the exercise of its warrant which we issued as of March 30, 2001 to Fusion as part of its commitment fee until the earlier of the termination of the common stock purchase agreement, the occurrence of an event of default by us under this agreement or the maturity date of the agreement which is in approximately two years. Fusion may sell none, some or all of the shares of common stock purchased from Unigene at any time. We have been advised by Fusion that the shares registered will be sold over a period of up to 24 months. Depending upon market liquidity at the time, the resale by Fusion of shares at any given time could cause the trading price of the Unigene common stock to decline. The sale by Fusion of a substantial number of shares purchased from Unigene, or the anticipation of such sales, could make it more difficult for Unigene to sell equity or equity related securities in the future at a time and at a price that it might otherwise wish to effect sales.

     If Fusion purchased the full amount of shares purchasable under the common stock purchase agreement, at a price equal to $.55, the closing sale price of the Unigene common stock on April 2, 2001, Fusion would have been able to purchase a total of 38,181,818 shares of our common stock. These shares, along with the 2,000,000 shares and warrants for 1,000,000 shares of common stock that have been issued to Fusion as a commitment fee, would represent 48% of our outstanding common stock as of that date. The issuance of these shares would result in significant dilution to the ownership interests of other holders of our common stock. The amount of dilution would be higher if the market price of our common stock is lower than the current market price at the time Fusion purchases shares under the common stock purchase agreement, as a lower market price would cause more shares of our common stock to be issuable to Fusion. Although we have the right to suspend Fusion purchases if the market price of our common stock is below $15.00 for three consecutive trading days, the financial condition of Unigene at the time may require Unigene to waive its right to suspend purchases even if there is a decline in the market price. If the closing sale price of our common stock prior to the first trading day of any 30-day period is at least $4.00, we have the right to require purchase by Fusion of part or all of the remaining balance of the $21 million during the next two 30-day periods, provided the closing sale price of our common stock during such 30-day periods remains at least $4.00.

The existence of the agreement with Fusion to purchase shares of Unigene common stock could cause downward pressure on the market price of the Unigene common stock.

        Both the actual dilution and the potential for dilution resulting from sales of Unigene common stock to Fusion could cause holders to elect to sell their shares of Unigene common stock, which could cause the trading price of the Unigene common stock to decrease. In addition, prospective investors anticipating the downward pressure on the price of the Unigene common stock due to the shares available for sale by Fusion could refrain from purchases or cause sales or short sales in anticipation of a decline of the market price.

Item 2. Properties

        We own a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey.

        Our 32,000 square foot cGMP production facility, of which 18,000 square feet are currently being used for the production of Calcitonin and can be used for the production of other peptides, was constructed in a building located in Boonton, New Jersey. We lease the facility under a ten-year agreement, which began in February 1994. We have two 10-year renewal options and an option to purchase the facility.

        We believe that these facilities are adequate for current purposes.

Item 3. Legal Proceedings

        In July 2000, the Tail Wind Fund, Ltd., the holder of $2,000,000 in principal amount of 5% convertible debentures issued by Unigene to Tail Wind in a private placement completed in June 1998, filed with the American Arbitration Association a demand for arbitration against Unigene. In its demand, Tail Wind claimed that it was owed, as of June 30, 2000, approximately $3,400,000, consisting of principal, interest and penalties, resulting from Unigene's default under various provisions of the debentures and related agreements. These alleged defaults included Unigene's failure to redeem the debentures after becoming obligated to do so, the failure to pay interest when due, and the failure to pay liquidated damages arising from the delisting of the Unigene common stock from the Nasdaq National Market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity." In July 2000, Unigene submitted to the American Arbitration Association a statement in which it denies the amount of Tail Wind's claim and makes certain counterclaims. A hearing on the matter before an arbitrator appointed by the American Arbitration Association is expected to occur in June 2001. The outcome of the proceeding is uncertain. An extremely unfavorable ruling could have a material adverse effect on Unigene.

        In July 2000, Reseau de Voyage Sterling, Inc. filed suit against Unigene in the Supreme Court of the State of New York. Unigene removed the case to the United States District Court for the Southern District of New York. The plaintiff, which purchased from a third party a warrant to purchase one million shares of Unigene common stock, alleges that Unigene breached a verbal agreement with the plaintiff to extend the term of the warrant beyond its expiration date. The plaintiff is seeking damages of $2 million. Following the deposition of the plaintiff, counsel for the plaintiff withdrew and the court has stayed the case until May 2001, to give the plaintiff an opportunity to seek new counsel. We believe that this suit is completely without merit, and we will continue to vigorously contest the claim.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company has not declared or paid any cash dividends since inception, and does not anticipate paying any in the near future.


        The Company became a public company in 1987. As of April 2, 2001, there were 483 holders of record of the Common Stock. The Common Stock has traded on the OTC Bulletin Board under the symbol UGNE since October 5, 1999. Prior to October 5, 1999, the Common Stock traded on the Nasdaq Stock Market. The prices below represent high and low sale prices.


                                  2000                         1999
                                  ----                         ----
                                High-Low                     High-Low

1st Quarter:                   $5.38-0.54                   $1.47-0.94
2nd Quarter:                    3.66-1.44                    1.13-0.63
3rd Quarter:                    3.03-2.00                    1.06-0.63
4th Quarter:                    3.00-0.97                    0.84-0.23

Recent Sales of Unregistered Securities

In the quarter ended December 31, 2000, Unigene issued 8,636 shares of Unigene common stock upon the cashless exercise of a total of 22,000 warrants at an exercise price of $2.00 per share. All of the shares were issued by Unigene without registration in reliance on an exemption under Section 4 (2) of the Securities Act.

Item 6.  Selected Financial Data
STATEMENT OF OPERATIONS DATA
(In thousands, except per share data)




                                                                    Year Ended December 31,
                                             --------------------------------------------------------------------
                                               2000           1999           1998           1997           1996
                                             --------       --------       --------       --------       --------
 Revenue:
   Licensing & other revenue                 $  3,287       $  9,589       $  5,050       $  3,003       $    308

 Costs and expenses:
   Research & development expenses             11,484          9,375          9,042          9,416          8,298
   General and administrative                   3,187          2,212          2,068          2,016          2,115
 Loss before extraordinary item
   and cumulative effect of
   accounting change                          (11,469)        (1,577)        (6,737)       (10,128)       (10,597)
 Extraordinary item                                --             --           (144)            --             --
 Cumulative effect of accounting change       ( 1,000)            --             --             --             --

Net loss                                      (12,469)        (1,577)        (6,881)       (10,128)       (10,597)

 Basic and diluted loss per share:
 Loss before
   extraordinary item and cumulative
   effect of accounting change                   (.26)          (.04)          (.17)          (.27)          (.38)
 Extraordinary item                                --             --           (.01)            --             --
 Cumulative effect of accounting change          (.02)            --             --             --             --
 Net loss                                        (.28)          (.04)          (.18)          (.27)          (.38)
 Weighted average number of shares
 outstanding                                   44,008         40,719         38,701         37,397         27,943

BALANCE SHEET DATA
(In thousands)                                                  December 31,
                                   -------------------------------------------------------------------
                                     2000           1999           1998           1997          1996
                                   --------       --------       --------       --------      --------
 Cash and cash equivalents         $     17       $    683       $    403       $  2,126      $  4,491
 Working capital (deficiency)       (13,267)        (2,759)        (1,805)           310         2,954
 Total assets                         9,047         13,778         11,564         13,692        17,169
 Long-term debt and other
   Long term obligations                546          1,003          3,931          1,608         2,788
 Total liabilities                   14,540          9,049          7,344          4,258         5,309
 Total stockholders' equity
 (deficit)                           (5,493)         4,729          4,220          9,433        11,860

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with our financial statements and the notes appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ materially from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include those discussed in "Risk Factors" and elsewhere in this Form 10-K.


RESULTS OF OPERATIONS
Years Ended December 31, 2000, 1999, and 1998

Revenue

         Revenue decreased 66% to $3,287,000 for the year ended December 31, 2000 as compared to $9,589,000 for the year ended December 31, 1999. Revenue increased 90% to $9,589,000 for the year ended December 31, 1999 as compared to $5,050,000 for the year ended December 31, 1998. In all three years, revenue consists primarily of milestone revenue from Pfizer resulting from the achievement of milestones in the development of an oral Calcitonin product for treating osteoporosis. Yearly revenue was affected by the timing of the completion of the various milestones. In addition, revenue for the year ended December 31, 2000 included $800,000 from the amortization of deferred revenue related to the initial licensing fee paid by Pfizer in 1997 and $345,000 for analytical testing services provided to Pfizer. In March 2001, Pfizer terminated its license agreement with the Company.

Research and Development Expenses.

         Research and development, the Company's largest expense, increased 22% in 2000 to $11,484,000 from $9,375,000 in 1999 and increased 4% in 1999 from
$9,042,000 in 1998. The 2000 increase was primarily attributable to the Company's clinical trials for its nasal Calcitonin product and an increase in expenditures related to an increase in Calcitonin production and the write-off of inventory in the fourth quarter as a result of Pfizer's termination of our agreement, partially offset by a reduction in consulting fees related to the Pfizer collaboration. The 1999 increase was primarily attributable to development expenses related to the Company's nasal Calcitonin product, consulting and analytical testing expenses related to the Company's Type II variation for its injectable Calcitonin product, and consulting fees related to the Company's collaboration with Pfizer partially offset by a reduction in production supplies. Expenditures for the sponsorship of collaborative research programs were $411,000, $250,000 and $280,000 in 2000, 1999 and 1998, respectively, which are included as research and development expenses. A portion of these expenditures was reimbursed by Pfizer in 1999 and 1998.


General and Administrative Expenses.

         General and administrative expenses increased 44% in 2000 to $3,187,000 from $2,212,000 in 1999 and increased 7% in 1999 from $2,068,000 in 1998. The
2000 increase was primarily due to the recognition of non-cash expenses of $220,000 due to the issuance of warrants to a consultant and stock option compensation of $399,000, in addition to the recognition of a $350,000 expense to terminate the Company's former joint venture in China. The 1999 increase was primarily due to increased personnel costs and professional fees partially offset by reductions in public relations and travel expenses.

Interest Income.

         Interest income increased $12,000 or 31% in 2000 from 1999, after decreasing $70,000 or 65% in 1999 from 1998. The 2000 increase was due to higher interest rates on investments. The 1999 decrease was due to lower interest income resulting from reduced funds available for investment.

Interest Expense.

         Interest expense increased $27,000 or 2% in 2000 to $1,199,000 from $1,171,000 in 1999 after increasing $386,000 or 49% in 1999 from $785,000 in
1998. Interest expense increased in 2000 due to increased notes payable to stockholders and to higher interest rates in 2000 on the 5% convertible debentures, offset by a reduction in the amortization of the beneficial conversion feature and related warrants on the 5% convertible debentures as compared to 1999. The annual interest rate on the $2,000,000 in outstanding principal amount of the 5% Debentures increased in 2000 to 20% resulting from the failure of the Company to make a semi-annual interest payment that was due in January 2000. In addition, since October 1999, the Company has been accruing additional interest expense monthly in an amount equal to 2% of the outstanding principal amount of the 5% Debentures as a result of the removal of the Company's Common Stock from trading on the Nasdaq Stock Market in October 1999. The expenses incurred in connection with the 5% Debentures in 2000 were partially offset by a 50% decrease in the principal balance outstanding as a result of conversions to Common Stock during 1999. Included in 1999 interest expense is $197,000 of the amortization of the value of the beneficial conversion feature and related warrants of the Company's 5% convertible debentures. Excluding the change in the amortization charged to interest, interest expense increased in 1999 as compared to 1998 as a result of an increase in notes payable to stockholders, redemption premium resulting from the Company exceeding the Share Limit on the 5% Debentures, and the 2% delisting penalty on the 5% Debentures, partially offset by a decrease in the balance outstanding under the Company's 5% Debentures as a result of partial conversions to Common Stock.

Income Tax Benefit.

         Income tax  benefit  in 2000 of  $1,065,000  and in 1999 of  $1,553,000 consisted of proceeds received for the sale of a portion of the Company's state tax net operating loss carryforwards under a New Jersey Economic Development Authority ("NJEDA") program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. The purpose of the New Jersey program is to provide financial assistance to high-tech and biotechnology companies in order to facilitate future growth and job creation.

Extraordinary Item.

         Extraordinary item, loss on early extinguishment of debt, was $144,000 for 1998. The loss was due to redemption at a premium of a portion of our 10% convertible debentures in September 1998.

Cumulative Effect of Accounting Change.

         In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Prior to the implementation of SAB 101, non-refundable license fees received upon execution of license agreements were recognized as revenue immediately. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. The Company was required to adopt SAB 101, as amended, in the fourth quarter of 2000 with an effective date of January 1, 2000, and the recognition of a cumulative effect adjustment calculated as of January 1, 2000. The Company adopted SAB 101 in 2000, changing its revenue recognition policy for up-front licensing fees that require services to be performed in the future from immediate revenue recognition to deferral of revenue with the up-front fee recognized over the life of the agreement. In 1997, the Company recognized $3,000,000 in revenue from an up-front licensing fee from Pfizer. With the adoption of SAB 101, the Company is now recognizing this revenue over a 45 month period, equivalent to the term of its oral Calcitonin agreement with Pfizer which was terminated in March 2001. The Company therefore recognized a non-cash cumulative effect adjustment of $1,000,000 as of January 1, 2000 representing a revenue deferral over the remaining 15 months of the agreement. The Company recognized $800,000 in revenue in 2000 and will recognize $200,000 of revenue in 2001 as a result of this deferral.

Net Loss.

         During 2000, revenue decreased approximately $6,300,000 principally due to the timing of the achievement of various milestones in the Pfizer agreement. In addition, operating expenses were higher as the Company increased its product commercialization efforts including its nasal Calcitonin clinical trials. Also, the Company recognized a cumulative charge from an accounting change offset by a realized income tax benefit. Therefore, net loss increased $10,892,000 for the year ended December 31, 2000 from the prior year. During 1999, revenue increased $4,540,000 from 1998 due to the achievement of various milestones in the Pfizer agreement. In addition, the Company received $1,553,000 in 1999 from the partial sale of its state tax benefits. These were partially offset by an increase in operating and interest expenses. As a result, the Company's net loss decreased $5,304,000 or 77% for the year ended December 31, 1999, from the prior year.

Liquidity and Capital Resources

        Unigene maintains its peptide production facility on leased premises in Boonton, New Jersey. We began production under current Good Manufacturing Practice guidelines at this facility in 1996. The current lease expires in 2004. Unigene has two consecutive ten-year renewal options under the lease, as well as an option to purchase the facility. During 2000, Unigene invested approximately $519,000 in fixed assets and leasehold improvements. The majority of these expenditures were to increase Unigene's analytical testing capabilities. Currently, we have no material commitments outstanding for capital expenditures relating to either the Boonton facility or our office and laboratory facility in Fairfield, New Jersey.

        At December 31, 2000, Unigene had cash and cash equivalents of $17,000, a decrease of $666,000 from December 31, 1999.

        We do not have sufficient financial resources to continue to fund our operations at the current level. Unigene has incurred annual operating losses since its inception and, as a result, at December 31, 2000, had an accumulated deficit of approximately $75,378,000 and a working capital deficiency of approximately $13,267,000. The independent auditors' report covering Unigene's 2000 financial statements includes an explanatory paragraph stating that these factors raise substantial doubt about our ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. In October 1999, the Nasdaq Stock Market delisted the Unigene common stock. The delisting of the common stock may have an adverse effect on our ability to raise capital.

        We had an operating cash flow deficit of $4,864,000 in 1998, an operating cash flow deficit of $1,400,000 in 1999 and for the year ended December 31, 2000, an operating cash flow deficit of $3,382,000. Unigene's future ability to generate cash from operations will depend primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements that entitle Unigene to receive milestone payments, receiving regulatory approval for its licensed products, and the sale of these products.

        In July 1997, Unigene entered into an agreement under which it granted to Warner-Lambert Company a worldwide license to use our oral Calcitonin technology. In June 2000, Pfizer Inc acquired Warner-Lambert. Through December 31, 2000, Unigene had received $3 million for an equity investment, $3 million for a licensing fee and recognized an aggregate of $16.5 million in milestone revenue under the agreement. Pfizer conducted a Phase I/II human study which was completed in December 2000. Pfizer analyzed the results the study and informed us in March 2001 that the study did not achieve Pfizer's desired results. Pfizer terminated the license agreement citing this conclusion. We believe that this study, in which an FDA approved product also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral Calcitonin product. We believe that if patients in the study had also received calcium supplements, in addition to the Calcitonin, the results would have been more favorable. Therefore, we intend to continue the development of our oral Calcitonin product as a treatment of osteoporosis, and have begun discussions with potential licensees in the U.S. and other countries. In addition, due to the termination of the Pfizer agreement, we no longer have restrictions on selling bulk Calcitonin. Unigene also has the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis. Unigene has licensed distributors in the United Kingdom, Ireland and in Israel for its injectable product. However, these distribution agreements have not produced significant revenues. In June 2000, Unigene entered into a joint venture agreement in China with Shijiazhuang Pharmaceutical Group ("SPG") to manufacture and market our injectable and nasal products. See
"Business -- Strategy -- China Joint Venture." We are actively seeking other licensing and/or supply agreements with pharmaceutical companies for our injectable and nasal Calcitonin products and for other pharmaceutical products that can be manufactured and/or delivered using our patented technologies. However, we may not be successful in our efforts to enter into any additional revenue-generating agreements.


        Under the terms of the joint venture with SPG, Unigene is obligated to contribute up to $405,000 in cash during 2001 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits. However, as of December 31, 2000, we had not made any contributions to the joint venture. In addition, Unigene is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in 14 monthly installment payments of $25,000 in order to terminate its former joint venture in China, of which $75,000 had been paid as of December 31, 2000. We recognized the entire $350,000 obligation as an expense in 2000.

        In June 1998, Unigene completed a private placement of $4,000,000 in principal amount of 5% convertible debentures from which we realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of Unigene common stock. The interest on the debentures, at Unigene's option, was payable in shares of Unigene common stock. Upon conversion, the holder of a 5% debenture was entitled to receive warrants to purchase a number of shares of Unigene common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of Unigene common stock that we are obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, is limited to 3,852,500 shares. After this share limit is reached, Unigene is obligated to redeem all 5% debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In December 1999, Unigene was unable to convert $200,000 in principal of the 5% debentures tendered for conversion because the conversion would have exceeded the share limit. As a result, we accrued, as of December 31, 1999, an amount equal to $400,000 representing the 20% premium on the outstanding $2,000,000 in principal amount of 5% debentures that had not been converted. As of December 31, 2000, all of the $2,000,000 in principal amount of 5% debentures were tendered for conversion and therefore are classified as a current liability in the amount of $2,400,000.

        Through December 31, 2000, we issued a total of 3,703,362 shares of Unigene common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, we issued an additional 103,032 shares of Unigene common stock upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

        On January 5, 2000, Unigene failed to make the required semi-annual interest payment on the outstanding 5% debentures. As a result, the interest rate on the outstanding 5% debentures has increased to 20% per year. The semi-annual interest payments due July 5, 2000 and January 5, 2001, also have not been made. As of December 31, 2000, the accrued and unpaid interest on the 5% debentures totaled approximately $467,000. In addition, due to the delisting of the Unigene common stock from the Nasdaq National Market in October 1999, Unigene became obligated under a separate agreement to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. Unigene has not made any of these payments to date, but has accrued the amounts as additional interest expense. As of December 31, 2000, the accrued and unpaid amount of this penalty totaled approximately $617,000.

        The holder of the 5% debentures has commenced an arbitration proceeding in which the holder claims that it is entitled, as of June 30, 2000, to payments in respect of the 5% debentures in the amount of approximately $3,400,000. See "Legal Proceedings."

        To satisfy Unigene's short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to Unigene. During February 2000, Jay Levy loaned us $300,000. This loan was repaid in April 2000. During the third and fourth quarters of 2000, Jay Levy and another family member loaned Unigene an aggregate of $1,655,000 in demand loans and Warren Levy and Ronald Levy loaned Unigene an aggregate of $78,323 in demand loans. As of December 31, 2000, total accrued interest on these loans was $922,000 and the outstanding loans by these individuals to Unigene, classified as short-term debt, totaled $4,743,323 and consisted of:

o loans from the Levys in the aggregate principal amount of $2,873,323, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25% (9.875% at December 31, 2000) that are classified as short-term debt. These loans are secured by a security interest in Unigene's equipment and/or real property.

o loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002, and bearing interest at the fixed rate of 6% per year. These loans are secured by a security interest in all of Unigene's equipment and a mortgage on Unigene's real property. The terms of the notes require Unigene to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date.

        Interest and principal payments required under these loans have not been made by Unigene, but the Levys have waived all default provisions including additional interest penalties due under these loans through December 31, 2000.

        From January 1, 2001 through March 30, 2001, Jay Levy, Warren Levy and Ronald Levy loaned to us an additional $1,610,000 at the Merrill Lynch Margin Loan Rate plus .25%, of which $500,000 is secured by a security interest in certain of our patents. No interest on these loans has been paid.

        Unigene's cash requirements to operate its research and peptide manufacturing facilities and develop its products are approximately $10 to 11 million per year. In addition to its obligations with respect to the 5% Debentures, Unigene has principal and interest obligations over the next several years under its outstanding notes payable to stockholders as well as obligations relating to its current and former joint ventures in China.

        We are actively seeking licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of Calcitonin as well as for other oral peptides. However, we may not be successful in licensing any of our products.

        Under the agreement with Fusion, after a registration statement is declared effective by the SEC for the resale of the shares of Unigene common stock to be sold to Fusion, Fusion will be required to purchase, at the then current market price, shares of Unigene common stock at the rate of $875,000 per month over a period of 24 months, provided that Unigene continues to satisfy the requirements that are a condition to Fusion's obligation. The Board of Directors has authorized the sale to Fusion of up to 6,000,000 shares of Unigene common stock. Assuming that all sales were to occur at the closing price on April 2, 2001, of $.55, we would be able to raise approximately $3,300,000 through the sale of the 6,000,000 shares to Fusion. We anticipate that, in order to sell significantly in excess of 6,000,000 shares to Fusion, it may be necessary to obtain stockholder approval of an amendment to our Certificate of Incorporation to increase the number of shares of Unigene common stock that we are authorized to issue. Assuming we have an adequate number of shares of common stock to sell, we stay in compliance with the agreement, and depending on the price at which shares are sold, Fusion could provide Unigene with sufficient funding to sustain its operations for up to two years, beginning in the second quarter of 2001. See "Business - Fusion Financing." However, we cannot predict when or if the SEC will declare the registration statement effective, if the stockholders will approve the amendment to our certificate of incorporation or if we will be able to meet the continuing requirements of the Fusion agreement.

         If we do not receive any financing from Fusion, we will need to secure another source of financing in order to satisfy our working capital needs, which may be unavailable or the cost of which may be prohibitively expensive. Should such financing be unavailable or prohibitively expensive, it will be necessary for Unigene to curtail significantly its operations or consider alternative uses of its technology and manufacturing capability including the supply of calcitonin to other companies. Assuming we are able to raise additional capital through our agreement with Fusion, we still anticipate that we may need additional capital to implement fully our business plans. We believe that satisfying our capital requirements over the long term will require the successful commercialization of our Calcitonin product or another peptide product in the United States and abroad. However, it is uncertain whether or not any of our products will be approved or will be commercially successful. In addition, the commercialization of our oral Calcitonin product may require us to incur additional capital expenditures to expand or upgrade our manufacturing operations. However, we cannot determine either the cost or the timing of such capital expenditures at this time.


        As of December 31, 2000, the Company had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $68,000,000, expiring from 2001 through 2020, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, the Company has research and development credits in the approximate amount of $2,500,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2001 through 2020. The Company has New Jersey operating loss carryforwards in the approximate amount of $23,300,000, expiring from 2003 through 2007, which are available to reduce future earnings, which would otherwise be subject to state income tax. As of December 31, 2000, approximately $11,400,000 of these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority (the "NJEDA"). In order to realize these benefits, the Company must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. In the fourth quarters of 2000 and 1999, the Company realized $1,065,000 and $1,553,000, respectively, of tax benefits arising from the sale of a portion of the Company's New Jersey net operating loss carryforwards that had previously been subject to a full valuation allowance.

        Unigene follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Given our past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS No. 109 were fully reserved. As of December 31, 2000 and 1999, under SFAS No. 109, we had deferred tax assets of approximately $29,000,000 and $26,000,000, respectively, subject to valuation allowances of $29,000,000 and $26,000,000, respectively. The deferred tax assets are primarily a result of our net operating losses and tax credits.

Other

        The Unigene common stock has been delisted from the Nasdaq National Market System effective October 5, 1999, and is now trading on the OTC Bulletin Board. In order to be relisted on the Nasdaq National Market or the Nasdaq SmallCap Market, we must meet the initial listing requirements.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, will be effective for our fiscal year beginning January 1, 2001. We do not expect that the adoption of SFAS No. 133 will have a material effect on our financial position or results of operations.

Item 7A Quantitative and Qualitative Disclosures About Market Risk


        In the normal course of business, Unigene is exposed to fluctuations in interest rates due to the use of debt as a component of the funding of its operations. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. Unigene's interest rate exposure on the 5% convertible debentures has been affected by Unigene's delisting from the Nasdaq National Market and failure to make the semi-annual interest payment in January 2000. Our exposure to interest rate fluctuations over the near-term will continue to be affected by these events.

        The information below summarizes Unigene's market risks associated with debt obligations as of December 31, 2000. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

        Under the terms of the 5% convertible debentures, no additional shares may be issued to convert the remaining principal balance. Therefore, the information presented as to the debentures is without consideration as to conversion features. Variable interest rates disclosed represent the rates at December 31, 2000. Given our financial condition described in "Liquidity and Capital Resources" it is not practicable to estimate the fair value of our debt instruments at December 31, 2000.

                                                                       Year of Maturity
                                                          --------------------------------------------
                                       Carrying
                                        Amount               2001       2002    2003     2004    2005
                                       --------           ----------   ------  ------   ------  ------

Notes payable - stockholders          $2,873,323          2,873,323      --      --        --      --

Variable interest rate                                        9.875%     --      --        --      --
--

Notes payable - stockholders          $1,870,000          1,870,000      --      --        --      --
--

Fixed interest rate                                               6%     --      --        --      --
--

5% convertible debentures             $2,400,000          2,400,000      --      --        --      --

Fixed interest rate (1)                                          20%

(1) As a result of Unigene's failure to make the semi-annual interest payment that was due January 5, 2000, the interest rate on the 5% convertible debentures has increased from 7% at December 31, 1999, to 20% beginning January 5, 2000. In addition, due to the delisting of Unigene common stock from Nasdaq in 1999, Unigene became obligated to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2000, 1999 and 1998
   Independent Auditors' Report...................................................................25
   Balance Sheets--December 31, 2000 and December 31, 1999........................................26
   Statements of Operations--Years Ended December 31, 2000, 1999 and 1998........................ 27
   Statements of Stockholders' Equity (Deficit)--Years Ended December 31, 2000, 1999 and 1998.....28
   Statements of Cash Flows--Years Ended December 31, 2000, 1999 and 1998.........................30
   Notes to Financial Statements--Years Ended December 31, 2000, 1999 and 1998....................31

Independent Auditors' Report


The Stockholders and Board of Directors
Unigene Laboratories, Inc.:

We have audited the financial statements of Unigene Laboratories, Inc. as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue recognition for up-front non-refundable license fees in 2000.




                                        /S/ KPMG LLP


Short Hills, New Jersey
March 30, 2001

                           UNIGENE LABORATORIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 and 1999


ASSETS
                                                                                          2000               1999
                                                                                          ----               ----
Current assets:
      Cash and cash equivalents                                                       $     17,108       $    682,629
      Contract receivables                                                                 165,671          3,526,229
      Prepaid expenses                                                                     129,493            210,195
      Inventory (Note 8)                                                                   415,420            867,566
                                                                                      ------------       ------------
                             Total current assets                                          727,692          5,286,619

Property, plant and equipment - net (Note 4)                                             5,684,127          6,740,354

Patents and other intangibles, net                                                       1,288,686          1,264,268
Investment in joint venture (Note 5)                                                       900,000                 --
Other assets                                                                               446,894            486,612
                                                                                      ------------       ------------
                                                                                      $  9,047,399       $ 13,777,853
                                                                                      ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                                                $  2,834,556       $  1,258,334
      Accrued expenses (Note 9)                                                          3,761,277          2,217,413
      Notes payable - stockholders (Note 3)                                              2,873,323          1,140,000
      Current portion - long-term notes payable -
        stockholders                                                                     1,870,000            960,606
      5% convertible debentures (Note 6)                                                 2,400,000          2,400,000
      Current portion - capital lease obligations (Note 10)                                 55,398             69,708
      Deferred revenue                                                                     200,000                 --
                                                                                      ------------       ------------
                             Total current liabilities                                  13,994,554          8,046,061

Notes payable - stockholders, excluding
  current portion (Note 3)                                                                      --            909,394
Joint venture obligation, excluding current portion                                        495,000                 --
Capital lease obligations, excluding
  current portion (Note 10)                                                                 50,572             93,415

Commitments  and  contingencies  (Notes  5,6,7,11 and 18)
Stockholders' equity
(deficit) (Notes 7,12 and 13):
      Common Stock - par value $.01 per  share, authorized 60,000,000 shares, issued 44,441,855 shares in 2000 and
           43,088,184 shares in 1999                                                       444,419            430,882
      Additional paid-in capital                                                        70,053,710         67,207,604
      Deferred stock option compensation                                                  (284,948)                --
      Deferred stock offering costs                                                       (327,000)                --
      Accumulated deficit                                                              (75,377,877)       (62,908,472)
      Less: Treasury stock, at cost,
                  7,290 shares                                                              (1,031)            (1,031)
                                                                                      ------------       ------------
                             Total stockholders' equity (deficit)                       (5,492,727)         4,728,983
                                                                                      ------------       ------------
                                                                                      $  9,047,399       $ 13,777,853
                                                                                      ============       ============


See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2000, 1999 and 1998

                                                                                    2000                1999               1998
                                                                                    ----                ----               ----
Licensing and other revenue                                                     $  3,286,961       $  9,589,413       $  5,049,844
                                                                                ------------       ------------       ------------
Operating expenses:
      Research and development                                                    11,484,379          9,374,528          9,041,618
      General and administrative                                                   3,187,465          2,211,778          2,067,958
                                                                                ------------       ------------       ------------
                                                                                  14,671,844         11,586,306         11,109,576
                                                                                ------------       ------------       ------------
Operating loss                                                                   (11,384,883)        (1,996,893)        (6,059,732)

Other income (expense):
      Interest income                                                                 49,130             37,545            107,502
      Interest expense                                                            (1,198,508)        (1,171,260)          (784,972)
                                                                                ------------       ------------       ------------
Loss before income taxes,
      extraordinary item and cumulative
      effect of accounting change                                                (12,534,261)        (3,130,608)        (6,737,202)

Income tax benefit (Note 14)                                                       1,064,856          1,553,268                 --
                                                                                ------------       ------------       ------------
Loss before extraordinary item and cumulative
      effect of accounting change                                                (11,469,405)        (1,577,340)        (6,737,202)

Extraordinary item-loss
      on early extinguishment of debt (Note 6)                                            --                 --           (143,810)

Cumulative effect of revenue recognition
      accounting change (Note 2)                                                  (1,000,000)                --                 --
                                                                                ------------       ------------       ------------
Net loss                                                                        $(12,469,405)      $ (1,577,340)      $ (6,881,012)
                                                                                ============       ============       ============
Loss per share - basic and diluted:
       Loss before extraordinary item
         and cumulative effect of accounting change                             $       (.26)      $       (.04)      $       (.17)
       Extraordinary item                                                                 --                 --               (.01)
       Cumulative effect of accounting change                                           (.02)                --                 --
                                                                                ------------       ------------       ------------
      Net loss per share                                                        $       (.28)      $       (.04)      $       (.18)
                                                                                ============       ============       ============

Weighted average number of shares
 outstanding - basic and diluted                                                  44,008,154         40,718,519         38,701,253
                                                                                ============       ============       ============

Pro forma amounts assuming the new revenue recognition principle is applied retroactively, exclusive of cumulative effect adjustment :


  Loss before extraordinary item                                                $(11,469,405)      $   (777,340)      $ (5,937,202)
                                                                                ============       ============       ============
  Net loss                                                                      $(11,469,405)      $   (777,340)      $ (6,081,012)
                                                                                ============       ============       ============
Earnings per share -- basic and diluted:
  Loss before extraordinary item                                                $       (.26)      $       (.02)      $       (.15)
                                                                                ============       ============       ============
  Net loss                                                                      $       (.26)      $       (.02)      $       (.16)
                                                                                ============       ============       ============

See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 2000, 1999 and 1998



                                               Common Stock
                                          ------------------------
                                                                                         Deferred       Deferred
                                                                       Additional         Stock          Stock
                                      Number of          Par            Paid-in           Option        Offering     Accumulated
                                        Shares          Value           Capital        Compensation       Costs        Deficit
                                      ----------      ---------      -------------     -------------    --------     ------------
Balance,
 January 1, 1998                      38,517,722      $ 385,177      $ 63,499,439      $      --      $      --      $(54,450,120)

Conversion of 9.5%
 Debentures                              448,834          4,489           495,705             --             --                --

Conversion of
 notes payable -
 stockholders                            163,635          1,636           220,091             --             --                --

Conversion of
 10% Debentures and
 accrued interest                        214,131          2,141           202,234             --             --                --

Value of 5% Debentures allocated
 to beneficial conversion feature
 and related warrants                         --             --           686,796             --             --                --

Exercise of
 stock options                            40,500            405            47,564             --             --                --

Issuance of warrants
 as compensation                              --             --             6,574             --             --                --

Net loss                                      --             --                --             --             --        (6,881,012)
                                    ------------      ---------      ------------      ---------      ---------      ------------
Balance,
 December 31,
 1998                                 39,384,822        393,848        65,158,403             --             --       (61,331,132)

Conversion of 5%
  Debentures into
  Common Stock
  and Warrants                         3,528,125         35,281         1,859,994             --             --                --

Issuance of Common
  Stock as payment of
  interest on 5%
  Debentures                             175,237          1,753           189,207             --             --                --

Net loss                                      --             --                --             --             --        (1,577,340)
                                    ------------      ---------      ------------      ---------      ---------      ------------



                                              Treasury
                                               Stock              Total
                                              --------            -----
Balance,
 January 1, 1998                           $     (1,031)      $  9,433,465

Conversion of 9.5%
 Debentures                                          --            500,194

Conversion of
 notes payable -
 stockholders                                        --            221,727

Conversion of
 10% Debentures and
 accrued interest                                    --            204,375

Value of 5% Debentures allocated
 to beneficial conversion feature
 and related warrants                                --            686,796

Exercise of
 stock options                                       --             47,969

Issuance of warrants
 as compensation                                     --              6,574

Net loss                                             --         (6,881,012)
                                           ------------          ---------
Balance,
 December 31,
 1998                                            (1,031)         4,220,088

Conversion of 5%
  Debentures into
  Common Stock
  and Warrants                                       --          1,895,275

Issuance of Common
  Stock as payment of
  interest on 5%
  Debentures                                         --            190,960

Net loss                                             --         (1,577,340)
                                           ------------       ------------

                                                                     (Continued)

                           UNIGENE LABORATORIES, INC.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

                                     Common Stock
                              -------------------------                              Deferred          Deferred
                                                                Additional            Stock             Stock
                                Number of          Par            Paid-in             Option           Offering       Accumulated
                                 Shares           Value           Capital          Compensation          Costs          Deficit
                              -------------      -------     ---------------       ------------      ------------    ------------
Balance,
 December 31,
 1999                           43,088,184      $ 430,882      $ 67,207,604                --                --      $(62,908,472)

Exercise of
 warrants                        1,118,071         11,181         1,317,087                --                --                 --

Exercise of
 stock options                     235,600          2,356           298,177                --                --                 --

Deferred stock
 option compensation                    --             --           683,733          (284,948)               --                 --

Deferred stock offering
 costs                                  --             --           327,000                --          (327,000)                --

Issuance of warrants
 as compensation                        --             --           220,109                --                --                 --

Net loss                                --             --                --                --                --        (12,469,405)
                                 ---------      ---------      ------------       -----------      ------------       -------------
Balance,
 December 31,
 2000                           44,441,855      $ 444,419      $ 70,053,710       $  (284,948)     $   (327,000)     $(75,377,877)
                               ===========     ==========      ============       ===========      ============       ===========





                                Treasury
                                  Stock            Total
                                ----------       ---------
Balance,
 December 31,
 1999                             $(1,031)       $4,728,983

Exercise of
 warrants                              --         1,328,268

Exercise of
 stock options                         --           300,533

Deferred stock
 option compensation                   --           398,785

Deferred stock offering
 costs                                 --                --

Issuance of warrants
 as compensation                       --           220,109

Net loss                               --       (12,469,405)
                             -   --------       -----------
Balance,
 December 31,
 2000                             $(1,031)      $(5,492,727)
                                  ========      ============



See accompanying notes to financial statements.

                             UNIGENE LABORATORIES, INC.
                              STATEMENTS OF CASH FLOWS
                                                                                  Years Ended December 31,
                                                                 ------------------------------------------------------
                                                                     2000                  1999               1998
                                                                     ----                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................        $(12,469,405)        $ (1,577,340)        $ (6,881,012)
Adjustments to reconcile net loss to net
   cash used by operating activities:
 Non-cash cumulative effect adjustment ..................           1,000,000                   --                   --
 Amortization of deferred revenue .......................            (800,000)                  --                   --
 Non-cash compensation ..................................             618,894                   --                6,574
 Depreciation and amortization ..........................           1,617,957            1,558,663            1,552,734
 Amortization of beneficial conversion feature on 5%
    Debentures ..........................................                  --              197,193              489,603
 20% premium on 5% Debentures ...........................                  --              400,000                   --
 Payment of interest through the issuance of Common Stock                  --              190,960               44,060
 Decrease in other assets ............................                 42,312               64,528               48,500
 (Increase) decrease in contract receivables ............           3,360,558           (3,210,171)            (316,058)
 (Increase) decrease in prepaid expenses and inventory ..             532,848             (188,092)             (55,424)
 Increase in accounts payable and accrued expenses ......           2,715,086            1,163,795              247,237
                                                                 ------------         ------------         ------------
 Net cash used for operating activities .................          (3,381,750)          (1,400,464)          (4,863,786)
                                                                 ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction of leasehold and building improvements .....            (235,764)              (4,010)              (8,384)
Purchase of furniture and equipment .....................            (283,589)            (134,127)             (76,486)
Increase in patents and other assets ....................             (69,389)             (88,695)            (264,959)
                                                                 ------------         ------------         ------------
Net cash used in investing activities ...................            (588,742)            (226,832)            (349,829)
                                                                 ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ................                  --            1,870,000            4,000,000
Proceeds from issuance of short-term debt, net ..........           1,733,323              100,000                   --
Repayment of long-term debt and capital lease
  obligations ...........................................             (57,153)             (62,739)            (304,138)
Exercise of stock options and warrants ..................           1,628,801                   --               47,969
Debt issuance and other costs ...........................                  --                   --             (253,879)
                                                                 ------------         ------------         ------------
Net cash provided by financing activities ...............           3,304,971            1,907,261            3,489,952
                                                                 ------------         ------------         ------------
Net increase (decrease) in cash and
  cash equivalents ......................................            (665,521)             279,965           (1,723,663)
Cash and cash equivalents at
  beginning of period ...................................             682,629              402,664            2,126,327
                                                                 ------------         ------------         ------------
Cash and cash equivalents at end of period ..............        $     17,108         $    682,629         $    402,664
                                                                 ============         ============         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Investment in joint venture and related obligations .....        $    900,000                   --                   --
Acquisition of equipment through capital leases .........                  --         $     36,617         $    221,900
Conversion of convertible debentures and accrued
  interest  into Common Stock ...........................                  --         $  2,190,960         $    707,069
Conversion of notes payable - stockholders
  into Common Stock .....................................                  --                   --         $    225,000
Value of beneficial conversion feature and related
  warrants on issuance of  5% Debentures ................                  --                   --         $    686,796
                                                                 ============         ============         ============
Cash paid for interest ..................................        $     39,800         $     24,700         $    119,000
                                                                 ============         ============         ============

See accompanying notes to financial statements

                           UNIGENE LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



1. Description of Business

Unigene Laboratories, Inc. (the "Company"), a biopharmaceutical company, was incorporated in the State of Delaware in 1980. The Company's single business segment focuses on research, production and delivery of peptides for medical use. The Company has concentrated most of its efforts to date on one product - Calcitonin, for the treatment of osteoporosis and other indications. The Company's initial products will be injectable, nasal and oral formulations of Calcitonin. The Company's Calcitonin products require clinical trials and approvals from regulatory agencies as well as acceptance in the marketplace. The Company's injectable Calcitonin product has been approved for marketing in all 15-member states of the European Union for the treatment of Paget's disease and hypercalcemia associated with malignancy. Through December 31, 2000, sales of injectable Calcitonin have not been significant. Although the Company believes its patents and patent applications are valid, the invalidation of its patents or the failure of certain of its pending patent applications to issue as patents could have a material adverse effect upon its business. The Company competes with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Many of these competitors have substantially greater resources than does the Company. During 2000, 1999 and 1998, almost all of the Company's revenue was generated from one customer, Pfizer (see Note 16). The Pfizer agreement was terminated in March 2001.

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

Research and Development - Research and development expenses include the costs associated with internal research and development by the Company and research and development conducted for the Company by outside advisors, sponsored university-based research partners, and clinical study partners. All research and development costs discussed above are expensed as incurred. Expenses reimbursed under research and development contracts, which are not refundable, are recorded as a reduction to research and development expense in the statement of operations.

Revenue Recognition - Research and development contract revenues are recognized based upon the successful completion of various benchmarks as set forth in the individual agreements. Commencing in 2000, non-refundable license fees received upon execution of license agreements where the Company has continuing involvement are deferred and recognized as revenue over the life of the agreement. Prior to the implementation of SAB 101, non-refundable license fees received upon execution of license agreements were recognized as revenue immediately. Revenue from the sale of product is recognized upon shipment to the customer.


In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. The Company was required to adopt SAB 101, as amended, in the fourth quarter of 2000 with an effective date of January 1, 2000, and the recognition of a cumulative effect adjustment calculated as of January 1, 2000. The Company adopted SAB 101 in 2000, changing its revenue recognition policy for up-front licensing fees that require services to be performed in the future from immediate revenue recognition to deferral of revenue with the up-front fee recognized over the life of the agreement. In 1997, the Company recognized $3,000,000 in revenue from an up-front licensing fee from Pfizer. With the adoption of SAB 101, the Company is now recognizing this revenue over a 45 month period, equivalent to the term of its oral Calcitonin agreement with Pfizer which was terminated in March 2001. The Company therefore recognized a non-cash cumulative effect adjustment of $1,000,000 as of January 1, 2000 representing a revenue deferral over the remaining 15 months of the agreement. The Company recognized $800,000 of revenue in 2000 and $200,000 in revenue will be recognized in 2001 as a result of this deferral. The pro forma effects of retroactive application of this new revenue recognition principle on net loss and related per share amounts, for the years ended December 31, 2000, 1999 and 1998 are presented in the accompanying statements of operations.

Patents and Other Intangibles - Patent costs are deferred pending the outcome of patent applications. Successful patent costs are amortized using the straight-line method over the lives of the patents. Unsuccessful patent costs are expensed when determined worthless. As of December 31, 2000, six of the Company's patents had issued in the U.S. and numerous have issued in various foreign countries. Various other applications are still pending. Other intangibles are recorded at cost and are amortized over their estimated useful lives. Accumulated amortization on patents and other intangibles is $186,000 and $143,600 at December 31, 2000 and 1999, respectively.

Stock Option Plan - The Company accounts for stock options issued to employees and directors in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current market price of the underlying stock exceeded the exercise price; compensation expense on variable stock option grants is estimated until the measurement date. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company provides pro forma net income and pro forma earnings per share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."


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

Net Loss per Share - The Company computes and presents both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock at the beginning of the period being reported on and the effect was dilutive. The Company's net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 2000, 1999 and 1998 because the Company's convertible debentures, stock options and warrants were not included in the calculation since the inclusion of such potential shares (approximately 3,200,000 potential shares of Common Stock at December 31, 2000) would be antidilutive.

Cash Equivalents - The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Inventory - Inventories are stated at the lower of cost (using the first-in, first-out method) or market.

Fair Value of Financial Instruments - The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. Given our financial condition described in Note 17, it is not practicable to estimate the fair value of our financial instruments at December 31, 2000.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Related Party Transactions

Notes payable - stockholders. Since 1995, Warren P. Levy, Ronald S. Levy and Jay Levy each an officer and director of the Company, and another member of their family (collectively, the "Levys"), have extended loans to the Company for working capital needs. Each of the loans is evidenced by a promissory note that sets the terms of the loan. The variable interest rate on these notes is equivalent to the Merrill Lynch Margin Loan Rate plus .25%. The principal amount is collateralized by security interests in the Company's Fairfield, New Jersey plant and equipment and Boonton, New Jersey equipment.

During 1999, Jay Levy loaned the Company $1,500,000 evidenced by demand notes bearing interest at 6% per year. During the third quarter of 1999, Jay Levy loaned the Company an additional $370,000 evidenced by term notes maturing January 2002 and bearing interest at 6% per year, and the $1,500,000 of demand notes were converted into 6% term notes maturing January 2002. The Company has granted Jay Levy a security interest in all of its equipment and a mortgage on its real property to secure payment of the term notes, which are senior to all notes payable to Warren Levy and Ronald Levy. The Company is required to make installment payments on the term notes commencing in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments were made during 1999 or 2000. During 2000, the Levys loaned to the Company an additional $1,733,323 in short-term notes. As of December 31, 2000, the outstanding loans by the Levys to Unigene, all classified as short-term debt, consisted of: joint loans in the aggregate principal amount of $2,873,323, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus.25% (9.875% at December 31, 2000) and loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002, and bearing interest at the fixed rate of 6% per year. During 2000, $4,600 in interest was paid on these loans. As of December 31, 2000, accrued interest on all Levy loans totaled approximately $922,000.

Interest and principal payments required under these loans have not been made by Unigene, but the Levys have waived all default provisions including additional interest penalties due under these loans through December 31, 2000.

From January 1, 2001 through March 30, 2001 the Levys loaned to the Company an additional $1,610,000 of demand notes at the Merrill Lynch Margin Loan Rate plus
 .25%, of which $500,000 is secured by a security interest in certain of our patents.

4.      Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2000 and 1999:

                                                                     Estimated
                                                                    Depreciable
                                   2000              1999              Lives
                               -----------        -----------      ------------
Building and
  improvements                 $ 1,397,210        $ 1,377,075       25 years
Leasehold improvements           8,695,851          8,480,222       Lease Term
Manufacturing equipment          4,000,940          3,842,038       10 years
Laboratory equipment             2,815,870          2,704,820       5 years
Other equipment                    466,523            466,523       10 years
Office equipment and
  furniture                        340,843            327,206       5 years
Equipment under capital
  leases                           258,517            258,517       Lease Term
                               -----------        -----------
                                17,975,754         17,456,401
Less accumulated
  depreciation and
  amortization                  12,412,794         10,837,214
                               -----------        -----------
                                 5,562,960          6,619,187
Land                               121,167            121,167
                               -----------        -----------
                               $ 5,684,127        $ 6,740,354
                               ===========        ===========

Depreciation and amortization expense on property, plant and equipment was $1,576,000, $1,520,000, and $1,520,000 in 2000, 1999 and 1998, respectively.

5. China Joint Venture

In June 2000, we entered into a joint venture with Shijiazhuang Pharmaceutical Group ("SPG"), a pharmaceutical company in the People's Republic of China. The joint venture will manufacture and distribute injectable and nasal Calcitonin products in China (and possibly other selected Asian markets) for the treatment of osteoporosis. We own 45% of the joint venture and will have a 45% interest in the joint venture profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable Calcitonin license to the joint venture, which will allow the joint venture to sell our product in China. The joint venture will need to file a New Drug Application in China for its injectable and nasal products. In addition, the joint venture may be required to conduct brief local human trials. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal Calcitonin products using bulk Calcitonin produced at our Boonton, New Jersey plant. Eventually the joint venture may manufacture the bulk Calcitonin in China at a new facility that would be constructed by the joint venture. This would require local financing by the joint venture. The joint venture has not yet begun operations as of December 31, 2000.

Under the terms of the joint venture with SPG, Unigene is obligated to contribute up to $405,000 in cash during 2001 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits. As of December 31, 2000, we have not made any investments in the joint venture. In addition, Unigene is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in 14 monthly installment payments of $25,000 in order to terminate its former joint venture in China, of which $75,000 had been paid as of December 31, 2000. We recognized the entire $350,000 obligation as an expense in 2000.

6. Convertible Debentures

In March 1996, the Company issued $3,300,000 of 9.5% Senior Secured Convertible Debentures in exchange for a secured loan of an equal amount. All of these debentures had been converted into approximately 2,924,000 shares of Common Stock as of November 15, 1998, the due date of the debentures.

In March 1996, the Company completed a private placement of $9,080,000 aggregate principal amount of 10% Convertible Debentures. The Company received net proceeds of approximately $8.1 million as a result of this placement. These debentures were to mature March 4, 1999, but as of December 31, 1998, all outstanding 10% Debentures have been converted or redeemed in full. Through December 31, 1998, $8,808,515 of principal amount of these debentures, plus approximately $355,000 of accrued interest, had been converted into approximately 4,838,000 shares of Common Stock. Due to restrictions on the total number of shares which could be issued upon conversion of the 10% Debentures, in October 1998 the Company redeemed in cash an additional $271,485 of principal, and in connection therewith paid to the holder $68,899 of accrued interest and $143,810 in redemption premiums, for an aggregate payment of $484,194. The cost of the redemption premium of $143,810 was recorded as an extraordinary loss in 1998.

In June 1998, Unigene completed a private placement of $4,000,000 in principal amount of 5% convertible debentures from which we realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of Unigene common stock. The interest on the debentures, at Unigene's option, was payable in shares of Unigene common stock. Upon conversion, the holder of a 5% debenture was entitled to receive warrants to purchase a number of shares of Unigene common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of Unigene common stock that we are obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, is limited to 3,852,500 shares. After this share limit is reached, Unigene is obligated to redeem all 5% debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In December 1999, Unigene was unable to convert $200,000 in principal of the 5% debentures tendered for conversion because the conversion would have exceeded the share limit. As a result, we accrued, as of December 31, 1999, an amount equal to $400,000 representing the 20% premium on the outstanding $2,000,000 in principal amount of 5% debentures that had not been converted. During 1999, all of the $2,000,000 in principal amount of 5% debentures were tendered for conversion and therefore are classified as a current liability in the amount of $2,400,000 as of December 31, 2000.

Through December 31, 2000, we issued a total of 3,703,362 shares of Unigene common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, we issued an additional 103,032 shares of Unigene common stock upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

On January 5, 2000, Unigene failed to make the required semi-annual interest payment on the outstanding 5% debentures. As a result, the interest rate on the outstanding 5% debentures has increased to 20% per year. The semi-annual interest payments due July 5, 2000 and January 5, 2001 also have not been made.

As of December 31, 2000, the accrued and unpaid interest on the 5% debentures totaled approximately $467,000. In addition, due to the delisting of the Unigene common stock from the Nasdaq National Market in October 1999, Unigene became obligated under a separate agreement to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. Unigene has not made any of these payments to date, but has accrued the amounts as an expense. As of December 31, 2000, the accrued and unpaid amount of this penalty totaled approximately $617,000.

The holder of the 5% debentures has commenced an arbitration proceeding in which the holder claims that it is entitled, as of June 30, 2000, to payments in respect of the 5% debentures in the amount of approximately $3,400,000, consisting of principal, interest and penalties, resulting from Unigene's default under various provisions of the debentures and related agreements. These alleged defaults included Unigene's failure to redeem the debentures after becoming obligated to do so, the failure to pay interest when due, and the failure to pay liquidated damages arising from the delisting of the Unigene common stock from the Nasdaq National Market. In July 2000, Unigene submitted to the American Arbitration Association a statement in which it denies the amount of Tail Wind's claim and makes certain counterclaims. A hearing on the matter before an arbitrator appointed by the American Arbitration Association is expected to occur in June 2001. The outcome of the proceeding is uncertain. An extremely unfavorable ruling could have a material adverse effect on Unigene.

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

7. Fusion Capital Financing

On December 18, 2000, and as amended March 30, 2001, Unigene entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion has agreed to purchase up to $21,000,000 in shares of Unigene common stock at the rate of $875,000 per month. Fusion is committed to purchase the shares over a twenty-four month period, subject to a six-month extension or earlier termination at our discretion. We may decrease this amount at any time that the price of our common stock is less than $15 per share. If our stock price equals or exceeds $4 per share, we have the right to require Fusion to purchase, over a period of 60 days, up to the full remaining portion of the $21 million commitment. However, Fusion's commitment does not begin until a registration statement covering the resale of the shares purchased by Fusion is declared effective by the Securities and Exchange Commission. We cannot predict when or if the SEC will declare our registration statement effective. In addition, Unigene must continue to satisfy its requirements that are a condition to Fusion's obligation including: the continued effectiveness of the related registration statement, no default or acceleration of any obligations in excess of $1,000,000, no insolvency or bankruptcy proceedings, continued listing of Unigene common stock on the OTC Bulletin Board, and we must avoid the failure to meet the maintenance requirements for listing on the Nasdaq SmallCap Market for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period. The selling price per share is equal to the lesser of: the lowest sale price of our common stock on the day of submission of a purchase notice by Fusion; the average of any five closing sale prices of our common stock, selected by Fusion, during the 15 trading days prior to the date of submission of a purchase notice by Fusion; or $15. In addition to the 2,000,000 shares and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share that we issued to Fusion as of March 30, 2001 as compensation for its commitment, the Board of Directors has authorized the issuance and sale to Fusion of up to 6,000,000 shares of Unigene common stock in connection with the financing transaction. We may be required to obtain the approval of Unigene stockholders to an amendment to Unigene's certificate of incorporation increasing the number of shares of Unigene common stock that the Company is authorized to issue in order to issue and sell additional shares to Fusion.

In December 2000, the Company issued a five-year warrant to purchase 373,002 shares of Unigene common stock to its investment banker as a fee for the Fusion financing agreement. The warrant has an exercise price of $1.126 and a fair value of $327,000 using the Black-Scholes pricing model. The fair value of the warrant has been deferred pending the closing of the Fusion financing. When the registration statement for the financing is declared effective, these deferred offering costs will be charged to additional paid-in capital. If the registration statement is not declared effective, or the offering is terminated, these deferred offering costs will be charged to operations.


8.  Inventory - Inventory consists of the following:

                              Dec. 31, 2000            Dec. 31, 1999
                              -------------            -------------

Finished goods                  $   89,104              $   596,359

Raw material                       326,316                  271,207
                                   -------                  -------

               Total           $   415,420              $   867,566
                               ===========              ===========



The Company wrote-off $515,000 of finished goods inventory in the fourth quarter of 2000 as a result of Pfizer's termination of its license agreement with the Company.


9. Accrued expenses - Accrued expenses consist of the following:



                                              Dec. 31, 2000       Dec. 31, 1999
                                              -------------       -------------

Interest - notes payable to stockholders         $921,722          $   645,290

Interest - 5% convertible debentures            1,083,194              243,196

China joint ventures                              680,000                   --

Clinical trials/contract research                 665,568              763,352

Vacation pay                                      204,948              187,710

Consultants                                        47,000              164,500

Other                                             158,845              213,365
                                               ----------          -----------

               Total                          $ 3,761,277           $2,217,413
                                              ===========           ==========


10. Obligations Under Capital Leases

The Company entered into various lease arrangements during 1999 and 1998 which qualify as capital leases.

The future years' minimum lease payments under the capital leases, together with the present value of the net minimum lease payments, as of December 31, 2000 are as follows:

          2001                                                         $ 71,860
          2002                                                           48,347
          2003                                                           10,656
                                                                       --------
                              Total minimum lease payments              130,863

          Less amount representing interest                              24,893
                                                                       --------

                              Present value of net minimum
                                   lease payments                       105,970

          Less current portion                                           55,398
                                                                       --------

                              Obligations under capital leases,
                                   excluding current portion           $ 50,572
                                                                       ========

          The discount rates on these leases vary from 12% to 18%.


11. Obligations Under Operating Leases

The Company is obligated under a 10-year net-lease, which began in February 1994, for its manufacturing facility located in Boonton, New Jersey. The Company has two 10-year renewal options as well as an option to purchase the facility. In addition, the Company leases laboratory and office equipment under various operating leases expiring in 2001 through 2003. Total future minimum rentals under these noncancelable operating leases as of December 31, 2000 are as follows:

           2001                     $222,584
           2002                      207,936
           2003                      189,764
           2004                       15,444
                                   ---------
                                    $635,728

Total rent expense was approximately $259,000, $243,000 and $209,000 for 2000, 1999 and 1998, respectively.

12. Stockholders' Equity

In 1996, the placement agent, in connection with the issuance of the 10% Debentures, received a five-year warrant to purchase 454,000 shares of Common Stock at an exercise price of $2.10 per share as partial compensation for services rendered. Through December 31, 2000, an aggregate of 322,000 of these warrants have been exercised and 132,000 remain unexercised.

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

In connection with the services rendered by various consultants during 1997, the Company issued an aggregate of 75,000 stock purchase warrants, expiring from 1999 to 2002, exercisable at prices ranging from $2.25 to $3.41 per share, and 10,000 shares of Common Stock. Compensation expense recognized in 1997 as a result of these transactions was approximately $131,000. During 1998, the Company issued warrants to purchase 5,000 shares of Common Stock, expiring in 2003, to a consultant. These warrants are exercisable at $2.38, resulting in 1998 compensation expense of approximately $7,000. During 2000, the Company issued warrants to purchase 150,000 shares of Common Stock, expiring in 2005, to its investment banker. These warrants are exercisable at $2.66 and resulted in 2000 compensation expense of $220,000. The Company's investment bankers received an additional warrant to purchase 373,002 shares of Common Stock at an exercise price of $1.126 per share, expiring in 2005, for arranging the Fusion financing. During 2000, the Company issued to various consultants 850,536 shares of Common Stock upon the exercise of warrants at exercise prices ranging from $1.38 to $2.43 per share. In addition, the Company issued to various consultants 263,360 shares of Common Stock upon the cashless exercise of an aggregate of 475,623 warrants at exercise prices ranging from $.46 to $2 per share.

During 1998, an aggregate of $681,000 in principal amount of convertible debentures, plus $44,000 of accrued interest, was converted into approximately 663,000 shares of Common Stock. During 1999, an aggregate of $2,000,000 in principal amount of convertible debentures, plus $191,000 of accrued interest, was converted into approximately 3,703,000 shares of Common Stock. See Note 6.

In August 1998, an aggregate of $225,000 in principal amount of notes payable from stockholders was converted into 163,635 shares of Common Stock at a conversion price of $1.375 per share; such conversion was at a price slightly higher than the then market price of the Common Stock.

As of December 31, 2000, there are warrants outstanding, all of which are currently exercisable, to purchase an aggregate of 989,000 shares of Common Stock at exercise prices ranging from $1.13 to $3.50 per share, with a weighted average exercise price of $2.11.

13.      Stock Option Plans

During 1994, the Company's stockholders approved the adoption of the 1994 Employee Stock Option Plan (the "1994 Plan"). All employees of the Company were eligible to participate in the 1994 Plan, including executive officers and directors who are employees of the Company. The 1994 Plan terminated on June 6, 2000; however, 1,729,965 options previously granted continue to be outstanding and exercisable under that plan as of December 31, 2000.

At the Company's 1999 Annual Meeting, the stockholders approved the adoption of a 1999 Directors Stock Option Plan (the "1999 Plan") under which each person elected to the Board after June 23, 1999 who is not an employee will receive, on the date of his initial election, an option to purchase 21,000 shares of Common Stock. In addition, on May 1st of each year, commencing May 1, 1999, each non-employee director will receive an option to purchase 10,000 shares of Common Stock if he or she has served as a non-employee director for at least six months prior to the May 1st grant. Each option granted under the 1999 Plan will have a ten-year term and the exercise price of each option will be equal to the market price of the Company's Common Stock on the date of the grant. A total of 350,000 shares of Common Stock are reserved for issuance under the 1999 Plan.

In November 1999, the Board of Directors approved, subject to stockholder approval, the adoption of a new Stock Option Plan (the "2000 Plan") to replace the 1994 Plan. All employees (including directors who are employees), as well as certain consultants, are eligible to receive option grants under the 2000 Plan. Options granted under the 2000 Plan have a ten-year term and an exercise price equal to the market price of the Common Stock on the date of the grant. A total of 4,000,000 shares of Common Stock are reserved for issuance under the 2000 Plan.

In November 1999, the Board granted under the 2000 Plan, to employees of the Company, stock options to purchase an aggregate of 482,000 shares (of which 14,650 shares were subsequently cancelled) of Common Stock at an exercise price of $0.63 per share, the market price on the date of grant. Each of the grants was made subject to stockholder approval of the 2000 Plan. At the Company's June 6, 2000 Annual Meeting, the stockholders approved the 2000 Plan. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the measurement date for valuing the stock options for the purpose of determining compensation expense was June 6, 2000, the date of stockholder approval. The market price of the Common Stock on this date was $2.093 per share. Therefore, an aggregate of $683,733 will be charged to compensation expense over the vesting periods of the options, which vest in approximately 50% increments on November 5, 2000 and November 5, 2001. The Company recognized $398,785 as compensation expense in 2000, leaving a balance of $284,948 as deferred stock option compensation at December 31, 2000.

The following summarizes activity for options granted to directors and employees under the 1994, 1999 and 2000 Plans:


                                                          Options      Weighted        Weighted
                                                        Exercisable    Average         Average
                                                         At End of    Grant-date       Exercise
                                       Options              Year      Fair Value        Price
                                      ---------          ---------    -----------     ---------
Outstanding January 1, 1998           1,316,465          1,023,090
                                                         =========

        Granted                         610,750                         $ 1.50        $   1.99
        Cancelled                       (91,600)                            --            2.85
        Exercised                       (40,500)                            --            1.18
                                      ---------
Outstanding December 31,1998          1,795,115          1,382,615
                                                         =========

        Granted                         438,000                         $ 0.55        $   0.70
        Cancelled                      (187,250)                            --            2.17
        Exercised                            --                             --              --
                                     ----------                          -----
Outstanding December 31, 1999         2,045,865          1,639,615
                                                         =========

        Granted                         571,500                         $ 1.96        $   0.87
        Cancelled                       (64,650)                            --            1.78
        Exercised                      (245,600)                            --            1.28
                                     ----------         ==========       =====           =====
Outstanding December 31, 2000         2,307,115          1,968,540
                                     ==========         ==========

A summary of options outstanding and exercisable as of December 31, 2000, follows:

                                 Options Outstanding                            Options Exercisable
                 -------------------------------------------------       -------------------------------
                                  Weighted Ave.
   Range of         Number         Remaining         Weighted Ave.          Number         Weighted Ave.
Exercise Price   Outstanding      Life (years)      Exercise Price        Exercisable      Exercise Price
--------------   -----------     -------------      --------------       ------------      -------------
 $   .50-.98         773,250          9.0               $  .65              514,925          $  .65
    1.00-1.97        858,365          6.6                 1.81              812,115            1.83
    2.16-4.69        675,500          5.8                 2.81              641,500            2.80
                     -------                                                -------
                   2,307,115                              1.71            1,968,540            1.84
                   =========                              ====            =========            ====


As of December 31, 2000, options to purchase 310,000 shares and 3,463,850 shares of Common Stock were available for grant under the 1999 and 2000 Plans.

The Company accounts for options granted to employees and directors under APB Opinion No. 25. Had compensation cost for options granted to employees and directors been determined consistent with SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows as of December 31:

                                                 2000                1999               1998
                                               --------            --------           --------
Net loss:
   As reported                               $  (12,469,405)       (1,577,340)       (6,881,012)
   Pro forma                                    (12,644,405)       (2,182,340)       (7,796,012)
                                             ==============      ============      ============
Basic and diluted net loss per share:
   As reported                               $        (0.28)            (0.04)            (0.18)
   Pro forma                                          (0.29)            (0.05)            (0.20)
                                             ==============      ============      ============


The fair value of the stock options granted in 2000, 1999 and 1998 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0%; expected volatility of 103% in 2000, 74% in 1999 and 63% in 1998; a risk-free interest rate of 4.7% in 2000, 6.4% in 1999 and 4.8% in 1998; and expected lives of 5 years in 2000 and 6 years in 1999 and 1998.

During 1995, the Company granted to a consultant options to purchase 10,000 shares of the Company's Common Stock, expiring in 2000, immediately exercisable at $1.44 per share. These options were exercised in a cashless exercise during 2000, resulting in the issuance of 4,175 shares of Common Stock.

14. Income Taxes

As of December 31, 2000, the Company had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $68,000,000, expiring from 2001 through 2020, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, the Company has research and development credits in the approximate amount of $2,500,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2001 through 2020. The Company has New Jersey operating loss carryforwards in the approximate amount of $23,300,000, expiring from 2003 through 2007, which are available to reduce future earnings, which would otherwise be subject to state income tax. As of December 31, 2000, approximately $11,400,000 of these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority (the "NJEDA"). In order to realize these benefits, the Company must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. In the fourth quarters of 2000 and 1999, the Company realized $1,065,000 and $1,553,000, respectively, of tax benefits arising from the sale of a portion of the Company's New Jersey net operating loss carryforwards that had previously been subject to a full valuation allowance.

Given the Company's past history of incurring operating losses, any gross deferred tax assets that are recognizable under SFAS No. 109 have been fully reserved. As of December 31, 2000 and 1999, the Company had gross deferred tax assets of approximately $29,000,000 and $26,000,000, respectively, subject to valuation allowances of $29,000,000 and $26,000,000, respectively. The gross deferred tax assets were generated primarily as a result of the Company's net operating losses and tax credits. The Company's ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382.

15. Employee Benefit Plan

The Company maintains a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to an annual maximum for each employee set by the Internal Revenue Service. The Company's discretionary matching contribution expense for 2000, 1999 and 1998 was approximately $48,000, $44,000 and $43,000, respectively.

16. Research and Licensing Revenue

In July 1997, the Company entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use the Company's oral Calcitonin technology. In June 2000, Pfizer Inc. acquired Warner-Lambert. During 1997, the Company received $3 million for an equity investment and $3 million for a licensing fee (see Note 2). Several milestones were achieved during 1998, resulting in milestone revenue of $5 million. In 1999, two pilot human studies for the Company's oral calcitonin formulation were successfully concluded, resulting in milestone revenue totaling $5 million. Also in 1999, the Company and Pfizer identified an oral calcitonin formulation to be used in the Phase I/II clinical study entitling the Company to milestone revenue of an additional $4.5 million. During 2000, two milestones were achieved resulting in milestone revenue of $2 million. Patient dosing for this study was completed in December 2000. Pfizer analyzed the results of this study and terminated the agreement in March 2001 citing scientific and technical reasons.

17. Liquidity

The Company has incurred annual operating losses since its inception and, as a result, at December 31, 2000 has an accumulated deficit of approximately $75,378,000 and has a working capital deficiency of approximately $13,267,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. The Company's cash requirements are approximately $10 to 11 million per year to operate its research and peptide manufacturing facilities and develop its three Calcitonin products. In addition, the Company has principal and interest obligations under its outstanding notes payable to stockholders and 5% Convertible Debentures and its obligations relating to its current and former joint ventures in China. The Company's cash requirements related to the 5% Debentures include the redemption premium, delisting penalties and the increased interest rate described in Note 6. Management is actively seeking licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of Calcitonin as well as for other oral peptides. With the recent termination of our Pfizer collaboration, we currently have no licenses for any of our products in the U.S. We do not have sufficient financial resources to continue to fund our operations at the current level. We had an operating cash flow deficit of $4,864,000 in 1998, an operating cash flow deficit of $1,400,000 in 1999 and for the year ended December 31, 2000, an operating cash flow deficit of $3,382,000. The agreement that we have entered into with Fusion could provide Unigene with funding beginning in the first half of 2001. See Note 7.


Under the agreement with Fusion, after a registration statement is declared effective by the SEC for the resale of the shares of Unigene common stock to be sold to Fusion, Fusion will be required to purchase, at the then current market price, shares of Unigene common stock at the rate of $875,000 per month over a period of 24 months, provided that Unigene continues to satisfy the requirements that are a condition to Fusion's obligation. The Board of Directors has authorized the sale to Fusion of up to 6,000,000 shares of Unigene common stock. We anticipate that, in order to sell significantly in excess of 6,000,000 shares to Fusion, it may be necessary to obtain stockholder approval of an amendment to our Certificate of Incorporation to increase the number of shares of Unigene common stock that we are authorized to issue. However, we cannot predict when or if the SEC will declare the registration statement effective, if the stockholders will approve an amendment to our Certificate of Incorporation or if we will be able to meet the continuing requirements of the Fusion agreement.

If we do not receive any financing from Fusion, we will need to secure another source of financing in order to satisfy our working capital needs, which may be unavailable or the cost of which may be prohibitively expensive. Should such financing be unavailable or prohibitively expensive, it will be necessary for Unigene to curtail significantly its operations or consider alternative uses of its technology and manufacturing capability including the supply of Calcitonin to other companies. Assuming we are able to raise additional capital through our agreement with Fusion, we still anticipate that we may need additional capital to implement fully our business plans. We believe that satisfying our capital requirements over the long term will require the successful commercialization of our Calcitonin product or another peptide product in the United States and abroad. However, it is uncertain whether or not any of our products will be approved or will be commercially successful. The commercialization of our oral Calcitonin product may require us to incur additional capital expenditures to expand or upgrade our manufacturing operations to satisfy future supply obligations. However, we cannot determine either the cost or the timing of such capital expenditures at this time.

18. Legal Matters

In addition to the arbitration proceedings discussed in Note 6, Reseau de Voyage Sterling, Inc. (Reseau) filed suit against the Company in July 2000. Reseau, which purchased from a third party a warrant to purchase one million shares of Unigene common stock, alleges that the Company breached a verbal agreement to extend the term of the warrant beyond its expiration date. Reseau is seeking damages of $2 million. We believe that the suit is completely without merit and we intend to vigorously contest the claim.


         In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Prior to the implementation of SAB 101, non-refundable license fees received upon execution of license agreements were recognized as revenue immediately. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. We were required to adopt SAB 101, as amended, in the fourth quarter of 2000 with an effective date of January 1, 2000, and the recognition of a cumulative effect adjustment calculated as of January 1, 2000.

           We adopted SAB 101 in 2000, changing our revenue recognition policy for up-front licensing fees that require services to be performed in the future from immediate revenue recognition to deferral of revenue with the up-front fee recognized over the life of the agreement. In 1997, we recognized $3,000,000 in revenue from an up-front licensing fee from Pfizer. With the adoption of SAB 101, we are now recognizing this revenue over a 45 month period, equivalent to the term of our oral Calcitonin agreement with Pfizer which was terminated in March 2001. We therefore recognized a non-cash cumulative effect adjustment of $1,000,000 as of January 1, 2000 representing a revenue deferral over the remaining 15 months of the agreement. We recognized $800,000 in revenue in 2000 and will recognize $200,000 of revenue in 2001 as a result of this deferral.

           The quarterly financial data above has been adjusted to reflect retroactive application of SAB 101. Therefore, in each of the first three quarters of 2000 we recognized $200,000 in additional revenue related to the cumulative effect adjustment.

19. Selected Quarterly Financial Data (Unaudited)


2000                                              1st Quarter         2nd Quarter         3rd Quarter         4th Quarter
----                                              ------------        -----------         -----------         -----------
Revenue                                           $ 1,201,250         $   200,776         $ 1,559,164         $   325,771

Operating loss                                    ($1,396,831)        ($3,748,686)        ($2,146,838)        ($4,092,528)

Loss before cumulative
    effect of accounting
    change                                        ($1,639,288)        ($4,016,917)        ($2,454,532)        ($3,358,668)

  Net loss                                        ($2,639,288)        ($4,016,917)        ($2,454,532)        ($3,358,668)

  Loss per share, before cumulative effect
    of accounting change                          ($     0.04)        ($     0.09)        ($     0.06)        ($     0.07)

  Net loss per share,
    basic and diluted                             ($     0.06)        ($     0.09)        ($     0.06)        ($     0.07)



1999                                               1st Quarter        2nd Quarter         3rd Quarter         4th Quarter
----                                               -----------        -----------         -----------         -----------
Revenue                                           $ 2,500,172         $    26,670         $ 7,000,733         $    61,838

Operating income (loss)                           $  (349,707)        $(2,825,543)        $ 3,787,338         $(2,608,981)

Net income (loss)                                 $  (563,755)        $(2,977,610)        $ 3,692,594         $(1,728,569)

Net income (loss)
per share, basic
and diluted                                       $      (.01)        $      (.07)        $       .09         $      (.05)


The quarterly financial data for the first three quarters of 2000 reported above differ from the data for those periods previously reported by us on Form 10-Q as described below:

                             First Quarter                    Second Quarter                  Third Quarter
                             -------------                    --------------                  -------------

                      Previously           As           Previously            As          Previously           As
                       Reported         Adjusted         Reported          Adjusted        Reported         Adjusted
                       --------         --------         --------          --------      -----------       ---------
Revenue               $ 1,001,250      $ 1,201,250      $       776      $   200,776     $ 1,359,164      $ 1,559,164

Operating loss        $(1,596,831)     $(1,396,831)     $(3,948,686)     $(3,748,686)    $(2,346,838)     $(2,146,838)

Net loss              $(1,839,288)     $(2,639,288)     $(4,216,917)     $(4,016,917)    $(2,654,532)     $(2,454,532)

Net loss per share,
basic and
diluted               $      (.04)     $      (.06)     $      (.10)     $      (.09)    $       (.06)    $      (.06)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                        Not applicable.

                                    PART III


Item 10.       Directors and Executive Officers of the Registrant.

               The following table sets forth information regarding Unigene's executive officers and directors:

Name                     Age                 Position
------------------------ --- ---------------------------------------------------
Warren P. Levy (1)       49   President, Chief Executive Officer, and Director
Ronald S. Levy (1)       52   Executive Vice President, Secretary, and Director
Jay Levy (1)             77   Chairman of the Board and Treasurer
James P. Gilligan        49   Vice President of Product Development
Robert F. Hendrickson    68   Director
Allen Bloom              57   Director


--------------
     (1) Dr. Warren P. Levy and Dr. Ronald S. Levy are brothers and are the sons of Mr. Jay Levy.

    Each executive officer's term of office continues until the first meeting of the Board of Directors following the annual meeting of stockholders and until the election and qualification of his successor. All officers serve at the discretion of the Board of Directors.

     Warren P. Levy. Dr. Warren P. Levy, a founder of Unigene, has served as President and Chief Executive Officer, and as a director, since our formation in November 1980. Dr. Levy holds a Ph.D. in biochemistry and molecular biology from Northwestern University and a bachelor's degree in chemistry from the Massachusetts Institute of Technology.

     Ronald S. Levy. Dr. Ronald S. Levy, a founder of Unigene, has served as a director since our formation in November 1980, as Executive Vice President since April 1999, and as Secretary since May 1986. Dr. Levy served as Vice President from November 1980 through March 1999. Dr. Levy holds a Ph.D. in bioinorganic chemistry from Pennsylvania State University and a bachelor's degree in chemistry from Rutgers University.

     Jay Levy. Mr. Jay Levy, a founder of Unigene, has served as the Chairman of the Board of Directors and as Treasurer since our formation in November 1980. He served as Secretary from 1980 to May 1986. Mr. Levy is a part-time employee of Unigene and devotes approximately 15% of his time to Unigene. From 1985 through February 1991, he served as the principal financial advisor to the Estate of Nathan Cummings and its principal beneficiary, The Nathan Cummings Foundation, Inc., a large charitable foundation. From 1968 through 1985, he performed similar services for the late Nathan Cummings, a noted industrialist and philanthropist.

     James P. Gilligan. Dr. James P. Gilligan has been employed by Unigene since 1981 and has served as Vice President of Product Development since April 1999. From February 1995 to March 1999, he served as Director of Product Development. Dr. Gilligan holds a Ph.D. in pharmacology from the University of Connecticut and a Masters of International Business from Seton Hall University.

     Robert F. Hendrickson. Mr. Robert F. Hendrickson was Senior Vice President, Manufacturing and Technology, for Merck & Co., Inc., an international pharmaceutical company, from 1985 to 1990. Since 1990, Mr. Hendrickson has been a management consultant with a number of biotechnology and pharmaceutical companies among his clients. He is currently a director of Envirogen, Inc. an environmental biotechnology company, and of Cytogen, Inc. and The Liposome Co, Inc., each of which is a biotechnology company.

     Dr. Allen Bloom. Dr. Allen Bloom, a patent attorney, has been a partner in Dechert Price & Rhoads, a law firm, for the past six years where he established and heads the patent practice group, which focuses on biotechnology, pharmaceuticals and medical devices. Prior to that time, he was Vice President, General Counsel and Secretary of The Liposome Company, Inc., a biotechnology company, for nine years. His responsibilities there included patent, regulatory and licensing activities. Dr. Bloom holds a Ph.D. in organic chemistry from Iowa State University.

Item 11. Executive Compensation.

Director Compensation

     Directors who are not employees receive an annual retainer of $8,000 as well as a fee of $1,000 for each Board meeting attended. Mr. Hendrickson and Dr. Bloom were the only directors who received such fees in 2000. Board members do not earn additional compensation for service on a committee.

     Under the Director Stock Option Plan, each person elected to the Board who is not an employee receives, on the date of his initial election, an initial option to purchase 21,000 shares of Unigene common stock. On May 1st of each year, each non-employee director receives an additional option to purchase
10,000 shares of Unigene common stock if he has served as a non-employee director for at least six months prior to the grant date. Each option has a ten-year term and the exercise price is equal to the market price of Unigene common stock on the date of the grant. Each initial option vests in equal installments of 1/3 over a period of three years, commencing on the date of the grant, and each additional option vests in its entirety on the first anniversary of the grant. If the director's service as a non-employee director terminates prior to the expiration of the option term, the options will remain exercisable for a 90-day period following termination of service, except if a non-employee director resigns due to disability, the options will remain exercisable for 180 days following termination, and if a non-employee director dies while serving as a director, or within 90 days following termination of service (180 days in the case of disability), the options will remain exercisable for 180 days following the person's death. After such period, the options will terminate and cease to be exercisable.

Employment Agreements

    Unigene entered into an employment agreement, effective January 1, 2000, with Dr. Warren P. Levy for an initial term of two years. Under the agreement, Dr. Levy will serve as President and Chief Executive Officer at an annual salary of $160,000 for the first year of the agreement. The Compensation Committee has discretion to approve salary increases beyond this first year.

    Unigene entered into an employment agreement, effective January 1, 2000, with Dr. Ronald S. Levy for an initial term of two years. Under the agreement, Dr. Levy will serve as Executive Vice President at an annual salary of $155,000 for the first year of the agreement. Salary increases beyond this first year are at the discretion of the Compensation Committee.

    Each agreement provides that, after the first two-year term, the agreement will be renewed on a year-to-year basis unless either party notifies the other of the desire not to renew the agreement. Either party must give this notice no later than three months prior to the scheduled termination date. Each agreement also provides that, if Unigene terminates the employment of the executive without cause or the executive resigns for good reason, which the executive has a right to do upon a change of control of Unigene or a significant reduction of the executive's responsibilities without his consent, Unigene will make a lump-sum severance payment to the executive equal to the salary that he would have earned for the remaining term of this agreement, if the remaining term (either the initial term or as extended) is more than one year; or if the remaining term of the agreement (either the initial term or as extended) is one year or less, a lump-sum payment equal to the executive's then-current annual salary.

Compensation Committee Interlocks and Insider Participation

    The Board of Directors determined executive compensation for 2000. Three of the five Board members, Warren P. Levy, Ronald S. Levy and Jay Levy, are executive officers. Jay Levy is the father of Warren and Ronald Levy.

    To satisfy Unigene's short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to Unigene. During February 2000, Jay Levy loaned us $300,000. This loan was repaid in April 2000. During the third and fourth quarters of 2000, Jay Levy and another family member loaned Unigene an aggregate of $1,655,000 in demand loans and Warren Levy and Ronald Levy loaned Unigene an aggregate of $78,323 in demand loans. As of December 31, 2000, total accrued interest on these loans was $922,000 and the outstanding loans by these individuals to Unigene totaled $4,743,323 and consisted of:

o loans from the Levys in the aggregate principal amount of $2,873,323, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25% (9.875% at December 31, 2000) that are classified as short-term debt. These loans are secured by a security interest in Unigene's equipment and/or real property.
o
o loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002, and bearing interest at the fixed rate of 6% per year. These loans are secured by a security interest in all of Unigene's equipment and a mortgage on Unigene's real property. The terms of the notes require Unigene to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date.

           Interest and principal payments required under these loans have not been made by Unigene, but the Levys have waived all default provisions including additional interest penalties due under these loans through December 31, 2000.

           From January 1, 2001 through March 30, 2001, Jay Levy, Warren Levy and Ronald Levy loaned to us an additional $1,610,000 at the Merrill Lynch Margin Loan Rate plus .25%, of which $500,000 is secured by a security interest in certain of our patents. No interest has been paid on these loans.

Executive Compensation

    The following table shows, for the years 1998, 1999 and 2000, the compensation paid to the Chief Executive Officer and to each other executive officer whose salary and bonus, for their services in all capacities in 2000 exceeded $100,000:

Summary Compensation Table

                                                                         Long-Term
                                                                         Compensation
                                                                       -----------------

                            Annual Compensation                              Awards              Payouts
                            -------------------                              ------              -------
                                                            Other          Restricted
                                                            Annual            Stock      Options/      LTIP         All Other
Name and Position        Year     Salary($)   Bonus($)  Compensation($)(2)   Awards($)    SARs(#)    Payouts($)  Compensation($)(1)
-----------------------------------------------------------------------------------------------------------------------------------
Warren P. Levy           2000     $160,175     $  0      $      0            $  0             0        $  0          $13,902
   President, Chief      1999      146,211        0             0               0             0           0          13,866
   Executive Officer     1998      146,231        0             0               0             0           0          13,830

Dr. Ronald S. Levy       2000      155,260        0             0               0             0           0          16,864
   Executive Vice        1999      141,563        0             0               0             0           0          16,862
   President             1998      141,618        0             0               0             0           0          16,792

Dr. James P. Gilligan    2000      148,034        0         7,615               0             0           0               0
   Vice President        1999      139,216        0         7,235               0       135,000           0               0


     1 Represents premium we paid on executive split-dollar life insurance. 2 Represents reimbursement for unused vacation days.


Aggregated Option Exercises and Year-End Option Values

        The following table shows information about any option exercises during the year ended December 31, 2000, and the number and value of unexercised options held as of December 31, 2000, by each of the executive officers named in the Summary Compensation Table:


                                                                    Shares Underlying       Value of Unexercised
                                                                   Unexercised Options      In-the-Money Options(1)
                             Exercises during                    -----------------------    -----------------------
                             the Fiscal Year
                             ---------------
                                Number of
           Name              Shares Acquired    Value Realized   Exercisable     Unexercisable  Exercisable   Unexercisable
-----------------------      ---------------    --------------   -----------     -------------  -----------   -------------
Dr. Warren P. Levy                  0                 0                  0               0              0             0
Dr. Ronald S. Levy                  0                 0                  0               0              0             0
Dr. James P. Gilligan               0                 0            346,000          44,000        $77,595       $37,755


     1 Based upon a closing price of $1.53 on December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table shows information as of March 31, 2001, concerning the beneficial ownership of Unigene common stock by each of Unigene's directors, each executive officer of Unigene listed in the Summary Compensation Table, and all directors and executive officers of Unigene as a group.

     The ownership percentages listed on the table are based on 46,436,940 shares of Unigene common stock outstanding as of March 31, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. A person generally is deemed to be the beneficial owner of shares over which he has either voting or investment power. Shares underlying options that are currently exercisable, or that will become exercisable within 60 days, are deemed to be beneficially owned by the person holding the options, and are deemed to be outstanding for the purpose of computing the beneficial ownership percentage of that person, but are not considered to be outstanding for the purpose of computing the ownership percentage of any other person.

     Except as otherwise noted, the persons and the group identified in the table have sole voting and sole investment power with respect to all the shares of Unigene common stock shown as beneficially owned by them. Except as otherwise indicated, the address of each beneficial owner listed below is c/o Unigene Laboratories, Inc., 110 Little Falls Road, Fairfield, New Jersey 07004.

                                   Amount and Nature of
Name of Beneficial Owner           Beneficial Ownership    Percent of Class
------------------------           --------------------    ----------------
Fusion Capital Fund II, LLC            3,000,000 (1)               6.3%
222 Merchandise Mart Plaza
Chicago, IL 60654

Warren P. Levy                         1,980,545 (2)               4.3%
Ronald S. Levy                         1,995,545 (2)               4.3%
Jay Levy                                 578,095 (3)               1.2%
James P. Gilligan                        345,660 (4)               0.8%
Robert F. Hendrickson                     55,000 (5)               0.1%
Allen Bloom                               31,000 (6)               0.1%
Officers and Directors
        as a Group (6 persons)         4,785,845 (2,7)            10.3%

     1 Includes 1,000,000 shares that Fusion has the right to acquire upon the exercise of a warrant.

     2 Includes 200,000 shares of Unigene common stock held in a family trust over which Warren P. Levy and Ronald S. Levy, in their capacity as trustees, share voting and dispositive power.

     3 Includes 55,000 shares of Unigene common stock that Mr. Levy has the right to acquire upon the exercise of stock options that are exercisable either immediately or within 60 days.

     4 Includes 326,000 shares of Unigene common stock that Dr. Gilligan has the right to acquire upon the exercise of stock options that are exercisable either immediately or within 60 days.

     5 Includes 40,000 shares of Unigene common stock that Mr. Hendrickson has the right to acquire upon the exercise of stock options that are exercisable either immediately or within 60 days.

     6 Includes 30,000 shares of Unigene common stock that Dr. Bloom has the right to acquire upon the exercise of stock options that are exercisable either immediately or within 60 days.

     7 Includes an aggregate of 451,000 shares of Unigene common stock that such persons have the right to acquire upon the exercise of stock options that are exercisable either immediately or within 60 days.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item is included in Item 10 of Part III above, in the section entitled "Directors and Executive Officers of the Registrant".


                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           (a) 1.        Financial Statements
           See Item 8.

           (a) 2.        Financial Statement Schedules.

           None.

           (a) 3.        Exhibits.

           See Index to Exhibits which appears on Pages 42-44.

           (b) Reports on Form 8-K:

           The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES
                              --------------------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNIGENE LABORATORIES, INC.


April 16, 2001                           /s/ Warren P. Levy
                                         -------------------------------
                                         Warren P. Levy, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 16, 2001                           /s/ Warren P. Levy
                                         ----------------------------------
                                         Warren P. Levy, President,
                                         Chief Executive Officer and
                                         Director

April 16, 2001                           /s/ Jay Levy
                                         ----------------------------------
                                         Jay Levy, Treasurer,
                                         Chief Financial Officer, Chief
                                         Accounting Officer and Director

April 16, 2001                           /s/ Ronald S. Levy
                                         ----------------------------------
                                         Ronald S. Levy, Secretary,
                                         Vice President and Director

April 16, 2001                           /s/ Robert F. Hendrickson,
                                         ----------------------------------
                                         Robert F. Hendrickson, Director

April 16, 2001                           /s/ Allen Bloom
                                         ----------------------------------
                                         Allen Bloom, Director

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

10.10* Split  Dollar   Agreement   dated  September  30,  1992  between  Unigene
       Laboratories, Inc. and Ronald S. Levy. (2)

10.12 Amendment to Loan Agreement and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated March 20, 1995. (4)

10.14 Amendment to Loan and Security Agreement between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated June 29, 1995. (5)

10.15 Promissory Note between the Company and Jay Levy, Warren P. Levy and Ronald S. Levy dated June 29, 1995. (5)

10.17 License Agreement, dated as of July 15, 1997, between the Company and Pfizer Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated July 15, 1997).

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

10.32 Joint Venture Contract between Shijiazhuang Pharmaceutical Group Company, Ltd., and Unigene Laboratories, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, with certain confidential information omitted and filed separately with the Secretary of the Commission).

10.33 Articles of Association of Shijiazhuang-Unigene Pharmaceutical Corporation Limited, dated June 15, 2000 (incorporated by reference to
       Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, with certain confidential information omitted and filed separately with the Secretary of the Commission).

10.34 2000 Stock Option Plan (incorporated by reference to Attachment A to the Registrant's Schedule 14A, dated April 28, 2000, containing the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (File No. 0-16005)).

10.35 Common Stock Purchase Agreement, dated December 18, 2000, between the Registrant and Fusion Capital Fund II, LLC. (6)

10.36 Registration Rights Agreement, dated December 18, 2000, between the Registrant and Fusion Capital Fund II, LLC. (6)

10.37 First Amendment to Common Stock Purchase Agreement, dated March 30, 2001, between the Registrant and Fusion Capital Fund II, LLC. (7)

10.38  Registration  Rights  Agreement,   dated  March  30,  2001,  between  the
       Registrant and Fusion Capital Fund II, LLC. (7)

10.39 Warrant, dated March 30, 2001, between the Registrant and Fusion Capital Fund II, LLC. (7)

23     Consent of KPMG LLP.

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

(6) Incorporated by reference to the exhibit of same number to the Company`s Registration Statement No. 333-54048 on Form S-1.

(7) Incorporated by reference to the exhibit of same number to Amendment No.2 to the Company's Registration Statement No. 333-54048 on Form S-1.