Form 10-Q
period 2001-03-31
UNIGENE LABORATORIES INC
filed 2001-05-21
CIK 352747

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------

                         Commission file number 0-16005

                           Unigene Laboratories, Inc.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                 22-2328609
---------------------------------------           ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)


110 Little Falls Road, Fairfield, New Jersey               07004
-------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (973) 882-0860
                                                    --------------

---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

Common Stock, $.01 Par Value--46,436,940 shares as of May 15, 2001

                                      INDEX


                           UNIGENE LABORATORIES, INC.




PART I.  FINANCIAL INFORMATION                                         PAGE
                                                                       ----

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-
      March 31, 2001 and December 31, 2000                               3

Condensed statements of operations-
      Three months ended March 31, 2001 and 2000                         4

Condensed statements of cash flows-
    Three months ended March 31, 2001 and 2000                           5

Notes to condensed financial statements-
    March 31, 2001                                                       6

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 11

Item 3. Quantitative and Qualitative Disclosures About
    Market Risk                                                         17

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings                                        19

Item 2.        Changes in Securities and Use of Proceeds                19

Item 3.        Defaults Upon Senior Securities                          19

Item 6.        Exhibits and Reports on Form 8-K                         20

SIGNATURES                                                              21

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           UNIGENE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                 March 31, 2001       December 31, 2000
                                                                 --------------       -----------------
                                                                  (Unaudited)

ASSETS
------
Current assets:
      Cash and cash equivalents                                   $     10,596           $     17,108
      Receivables                                                      111,803                165,671
      Prepaid expenses                                                 106,826                129,493
      Inventory                                                        374,223                415,420
                                                                  ------------           ------------
                             Total current assets                      603,448                727,692

Property, plant and equipment - net                                  5,295,635              5,684,127
Investment in joint venture                                            900,000                900,000
Patents and other intangibles, net                                   1,278,216              1,288,686
Other assets                                                           432,891                446,894
                                                                  ------------           ------------
                                                                  $  8,510,190           $  9,047,399
                                                                  ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Accounts payable                                            $  3,115,456           $  2,834,556
      Accrued expenses                                               4,575,934              3,761,277
      Notes payable - stockholders                                   4,483,323              2,873,323
      Current portion - long-term notes payable -
        stockholders                                                 1,870,000              1,870,000
      5% convertible debentures                                      2,400,000              2,400,000
      Current portion - capital lease obligations                       55,398                 55,398
      Deferred revenue                                                      --                200,000
                                                                  ------------           ------------
                             Total current liabilities              16,500,111             13,994,554

Joint venture obligation,  excluding current portion                   495,000                495,000
Capital lease obligations, excluding current portion                    45,937                 50,572

Commitments and contingencies
Stockholders' deficit:
      Common Stock - par value $.01 per share,
           authorized 60,000,000 shares,
           issued 46,444,230 shares in 2001 and
           44,441,855 shares in 2000                                   464,442                444,419
      Additional paid-in capital                                    71,425,182             70,053,710
      Deferred stock option compensation                              (199,463)              (284,948)
      Deferred stock offering costs                                 (1,717,000)              (327,000)
      Accumulated deficit                                          (78,502,988)           (75,377,877)
      Less: Treasury stock, at cost, 7,290 shares                       (1,031)                (1,031)
                                                                  ------------           ------------
                             Total stockholders' deficit            (8,530,858)            (5,492,727)
                                                                  ------------           ------------
                                                                  $  8,510,190           $  9,047,399
                                                                  ============           ============

See notes to condensed financial statements

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                           March 31
                                                            -----------------------------------
                                                                 2001                  2000*
                                                               -------               --------
Licensing and other revenue                                 $    273,775           $  1,201,250
                                                            ------------           ------------
Operating expenses:
      Research and development                                 2,300,470              1,998,668
      General and administrative                                 609,515                599,413
                                                            ------------           ------------
                                                               2,909,985              2,598,081
                                                            ------------           ------------
Operating loss                                                (2,636,210)            (1,396,831)
                                                            ------------           ------------
Other income (expense):
    Interest income                                                3,336                 12,075
    Interest expense                                            (492,237)              (254,532)
                                                            ------------           ------------
                                                                (488,901)              (242,457)
                                                            ------------           ------------
Loss before cumulative effect of accounting change            (3,125,111)            (1,639,288)

Cumulative effect of revenue recognition
  accounting change                                                   --             (1,000,000)
                                                            ------------           ------------
Net loss                                                    $ (3,125,111)          $ (2,639,288)
                                                            ============           ============
Loss per share-- basic and diluted:

Loss before cumulative effect of accounting change          $      (0.07)          $      (0.04)

Cumulative effect of accounting change                                --                  (0.02)
                                                            ------------           ------------
Net loss per share                                          $      (0.07)          $      (0.06)
                                                            ============           ============

Weighted average number of shares outstanding -
  basic and diluted                                           44,480,791             43,342,280
                                                            ============           ============


* Restated--see Note A

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                     March 31
                                                                         -------------------------------
                                                                            2001                 2000
                                                                           -------              -------
           Net cash provided by (used for) operating activities          $(1,659,118)          $(1,143,926)
                                                                         -----------           -----------
Investing activities:

      Purchase of equipment and furniture                                     (7,639)              (29,599)
      Increase in patents and other intangibles                                   --               (42,509)
      Decrease in other assets                                                55,554                55,669
      Construction of leasehold improvements                                  (2,169)               (3,680)
                                                                         -----------           -----------
                                                                              45,746               (20,119)
                                                                         -----------           -----------
Financing activities:

      Issuance of stockholder notes                                        1,610,000               300,000
      Exercise of stock options and warrants                                   1,495             1,224,999
      Repayment of capital lease obligations                                  (4,635)              (24,485)
                                                                         -----------           -----------
                                                                           1,606,860             1,500,514
                                                                         -----------           -----------

Net increase (decrease) in cash and cash equivalents                          (6,512)              336,469

Cash and cash equivalents at beginning of year                                17,108               682,629
                                                                         -----------           -----------
Cash and cash equivalents at end of period                               $    10,596           $ 1,019,098
                                                                         ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Issuance of common stock and warrants for deferred
  offering cost                                                          $ 1,390,000                    --
                                                                         ===========           ===========

Cash paid for interest                                                   $    17,600           $     6,449
                                                                         ===========           ===========

See notes to condensed financial statements

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, please refer to the Company's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. The Company adopted SAB 101, effective January 1, 2000 changing its revenue recognition policy for up-front licensing fees that require services to be performed in the future from immediate revenue recognition to deferral of revenue with the up-front fee recognized over the life of the agreement.

In 1997, we recognized $3,000,000 in revenue from an up-front licensing fee from Pfizer. With the adoption of SAB 101, we are now recognizing this revenue over a 45-month period, equivalent to the term of our oral Calcitonin agreement with Pfizer which was terminated in March 2001. We therefore recognized a non-cash cumulative effect adjustment of $1,000,000 as of January 1, 2000 representing a revenue deferral over the remaining 15 months of the agreement. We restated the accompanying financial statements for the cumulative effect adjustment and to recognize $200,000 of revenue in the quarter ended March 31, 2000 as a result of this deferral.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, is effective for our fiscal year beginning January 1, 2001. The adoption of SFAS No. 133 had no effect on our financial position or results of operations, as we do not engage in derivative or hedging activities.

NOTE B - LIQUIDITY

The Company has incurred annual operating losses since its inception and, as a result, at March 31, 2001 has an accumulated deficit of approximately $78,500,000 and has a working capital deficiency of approximately $15,900,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. The Company's cash requirements are approximately $10 to 11 million per year to operate its research and peptide manufacturing facilities and develop its three Calcitonin products. In addition, the Company has principal, interest and default interest obligations under its outstanding notes payable to stockholders and its obligations relating to its current and former joint ventures in China. The Company's cash requirements related to the 5% Debentures include the principal, redemption premium, delisting penalties and the increased interest rate described in Note D. Management is actively seeking licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of Calcitonin as well as for other oral peptides. With the recent termination of our Pfizer collaboration, we currently have no licenses for any of our products in the U.S. We do not have sufficient financial resources to continue to fund our operations at the current level. The agreement that we have entered into with Fusion Capital Fund II, LLC could provide Unigene with funding beginning in the second quarter of 2001. See Note F.

Under the agreement with Fusion, Fusion is required to purchase, at the then current market price, on each trading day during the term of the agreement $43,750 of our common stock up to an aggregate of $21,000,000 over a period of 24 months, provided that Unigene continues to satisfy the requirements that are a condition to Fusion's obligation. The Board of Directors has authorized the sale to Fusion of up to 6,000,000 shares of Unigene common stock. We anticipate that, in order to sell significantly in excess of 6,000,000 shares to Fusion, it may be necessary to obtain stockholder approval of an amendment to our Certificate of Incorporation to increase the number of shares of Unigene common stock that we are authorized to issue. However, we cannot predict if the stockholders will approve an amendment to our Certificate of Incorporation or if we will be able to meet the continuing requirements of the Fusion agreement.

The extent to which we rely on Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as licensing agreements or the sale of calcitonin, both of which we are actively exploring. If obtaining sufficient funding from Fusion were to prove prohibitively expensive and if we are unable to enter into a significant revenue generating license or other arrangement in the near term, we will need to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. We also could consider a sale or merger of the company. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

We believe that satisfying our capital requirements over the long term will require the successful commercialization of our Calcitonin product or another peptide product in the United States and abroad. However, it is uncertain whether or not any of our products will be approved or will be commercially successful. The commercialization of one or more peptide products may require us to incur additional capital expenditures to expand or upgrade our manufacturing operations to satisfy future supply obligations. However, we cannot determine either the cost or the timing of such capital expenditures at this time.

NOTE C - NOTES PAYABLE - STOCKHOLDERS

During the first quarter of 2001 Jay Levy, the Chairman of the Board and an officer of the Company, loaned to the Company $1,600,000 evidenced by demand notes bearing interest at the Merrill Lynch Margin loan rate plus .25% (8.625% as of March 31, 2001). Due to the fact that the Company did not make principal and interest payments when due, the interest rate on $1,100,000 of these 2001 loans as well as on $2,365,000 of prior demand loans by Jay Levy has increased an additional 5% per year to the Merrill Lynch Margin loan rate plus 5.25% (13.625% as of March 31, 2001) and the interest rate on $1,870,000 of term notes by Jay Levy has increased an additional 5% per year from 6% to 11%. The increased rate is calculated on both past due principal and interest.

During the first quarter of 2001 Warren Levy, an officer and director of the Company, loaned to the Company $5,000 evidenced by a demand note bearing interest at the Merrill Lynch Margin loan rate plus .25% (8.625% as of March 31, 2001). Due to the fact that the Company did not make principal and interest payments when due, the interest rate on $260,000 of prior demand loans by Warren Levy has increased an additional 5% per year to the Merrill Lynch Margin loan rate plus 5.25% (13.625% as of March 31, 2001). The increased rate is calculated on both past due principal and interest.

During the first quarter of 2001 Ronald Levy, an officer and director of the Company, loaned to the Company $5,000 evidenced by a demand note bearing interest at the Merrill Lynch Margin loan rate plus .25% (8.625% as of March 31, 2001). Due to the fact that the Company did not make principal and interest payments when due, the interest rate on $248,323 of prior demand loans by Ronald Levy has increased an additional 5% per year to the Merrill Lynch Margin loan rate plus 5.25% (13.625% as of March 31, 2001). The increased rate is calculated on both past due principal and interest.

NOTE D - CONVERTIBLE DEBENTURES

In June 1998, the Company completed a private placement of $4,000,000 in principal amount of 5% convertible debentures from which the Company realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of Unigene common stock. The interest on the debentures, at the Company's option, was payable in shares of Unigene common stock. Upon conversion, the holder of the 5% debenture was entitled to receive warrants to purchase a number of shares of Unigene common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of Unigene common stock that the Company is obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, is limited to 3,852,500 shares. After this share limit is reached, the Company is obligated to redeem all 5% debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In December 1999, the Company was unable to convert $200,000 in principal of the 5% debentures tendered for conversion because the conversion would have exceeded the share limit. As a result, the Company accrued, as of December 31, 1999, an amount equal to $400,000 representing the 20% premium on the outstanding $2,000,000 in principal amount of 5% debentures that had not been converted. During 1999, all of the $2,000,000 in principal amount of 5% debentures were tendered for conversion and therefore are classified as a current liability in the amount of $2,400,000.

Through March 31, 2001, we issued a total of 3,703,362 shares of Unigene common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, we issued an additional 103,032 shares of Unigene common stock upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

On January 5, 2000, the Company failed to make the required semi-annual interest payment on the outstanding 5% debentures. As a result, the interest rate on the outstanding 5% debentures has increased to 20% per year. The semi-annual interest payments due July 5, 2000 and January 5, 2001 also have not been made. As of March 31, 2001, the accrued and unpaid interest on the 5% debentures totaled approximately $566,000. In addition, due to the delisting of the Unigene common stock from the Nasdaq National Market in October 1999, the Company became obligated under a separate agreement to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. The Company has not made any of these payments to date, but has accrued the amounts as an expense. As of March 31, 2001, the accrued and unpaid amount of this penalty totaled approximately $737,000.

The holder of the 5% debentures has commenced an arbitration proceeding in which the holder claims that it is entitled, as of June 30, 2000, to payments in respect of the 5% debentures in the amount of approximately $3,400,000, consisting of principal, interest and penalties, resulting from the Company 's default under various provisions of the debentures and related agreements. These alleged defaults included the Company 's failure to redeem the debentures after becoming obligated to do so, the failure to pay interest when due, and the failure to pay liquidated damages arising from the delisting of the Unigene common stock from the Nasdaq National Market. In July 2000, the Company submitted to the American Arbitration Association a statement in which it denies the amount of the holder's claim and makes certain counterclaims. A hearing on the matter before an arbitrator appointed by the American Arbitration Association is expected to occur in June 2001. The outcome of the proceeding is uncertain. An extremely unfavorable ruling could have a material adverse effect on the Company.

NOTE E - INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                          March 31, 2001   December 31, 2000
                          --------------   -----------------

Finished goods.........      $ 99,879          $ 89,104
Raw materials..........       274,344           326,316
                             --------          --------
         Total.........      $374,223          $415,420
                             ========          ========

NOTE F - FUSION CAPITAL FINANCING

On May 9, 2001, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion has agreed to purchase on each trading day during the term of the agreement $43,750 of our common stock up to an aggregate of $21,000,000. This agreement replaced a similar agreement originally entered into on December 18, 2000 and amended on March 30, 2001. Fusion is committed to purchase the shares over a twenty-four month period. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $4 per share, for five (5) consecutive trading days, we have the right to increase the daily purchase amount above $43,750, providing that the closing sale price of our stock remains at least $4.00. The Company must continue to satisfy its requirements that are a condition to Fusion's obligation including: the continued effectiveness of the related registration statement, no default or acceleration prior to maturity of any payment obligations in excess of $1,000,000, no insolvency or bankruptcy of the Company, continued listing of Unigene common stock on the OTC Bulletin Board, and we must avoid the failure to meet the maintenance requirements for listing on the Nasdaq SmallCap Market for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period. The selling price per share to Fusion is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest five closing sale prices of our common stock, during the 15 trading days prior to the date of purchase by Fusion. We issued to Fusion 2,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share as of March 30, 2001 as compensation for its commitment. Fusion has agreed not to sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant until the earlier of 480 trading days from the date of the agreement, or the termination or a default under the common stock purchase agreement. The Board of Directors has authorized the issuance and sale to Fusion of up to 6,000,000 shares of the Company common stock in connection with the financing transaction. We may be required to obtain the approval of the Company's stockholders to an amendment to Unigene's certificate of incorporation increasing the number of shares of the Company common stock that the Company is authorized to issue in order to issue and sell additional shares to Fusion.

In December 2000, the Company issued a five-year warrant to purchase 373,002 shares of Unigene common stock to its investment banker as a fee for the Fusion financing agreement. The warrant has an exercise price of $1.126 and a fair value of $327,000 using the Black-Scholes pricing model. The 2,000,000 shares issued to Fusion had a fair market value of $1,000,000 and the warrant for 1,000,000 shares issued to Fusion had a fair value of $390,000 using the Black-Scholes pricing model. The fair value of these warrants and shares has been deferred pending the closing of the Fusion stock offering. The registration statement for the stock offering was declared effective in May 2001 and these deferred offering costs will be charged to additional paid-in capital in the second quarter of 2001.

NOTE G - CHINA JOINT VENTURE

In June 2000, the Company entered into a joint venture with Shijiazhuang Pharmaceutical Group ("SPG"), a pharmaceutical company in the People's Republic of China. The joint venture will manufacture and distribute injectable and nasal Calcitonin products in China (and possibly other selected Asian markets) for the treatment of osteoporosis. The Company owns 45% of the joint venture and will have a 45% interest in the joint venture profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable Calcitonin license to the joint venture, which will allow the joint venture to sell our product in China. The joint venture will need to file a New Drug Application in China for its injectable and nasal products. In addition, the joint venture may be required to conduct brief local human trials. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal Calcitonin products using bulk Calcitonin produced at the Company's Boonton, New Jersey plant. Eventually the joint venture may manufacture the bulk Calcitonin in China at a new facility that would be constructed by the joint venture. This would require local financing by the joint venture. The joint venture has not yet begun formal operations as of March 31, 2001.

Under the terms of the joint venture with SPG, the Company is obligated to contribute up to $405,000 in cash during 2001 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits. As of March 31, 2001, we have not made any investments in the joint venture. In addition, the Company is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in 14 monthly installment payments of $25,000 in order to terminate its former joint venture in China, of which $75,000 had been paid as of March 31, 2001. The Company recognized the entire $350,000 obligation as an expense in 2000.

NOTE H - STOCK OPTION PLAN

In November 1999, the Board of Directors approved, subject to stockholder approval, the adoption of a new Stock Option Plan (the "New Plan") to replace the 1994 Employee Stock Option Plan (the "1994 Plan"). All employees (including directors who are employees), as well as certain consultants, are eligible to receive option grants under the New Plan. Options granted under the New Plan have a ten-year term and an exercise price equal to the market price of the Common Stock on the date of the grant. A total of 4,000,000 shares of Common Stock are covered under the New Plan.

In November 1999, the Board granted under the New Plan, to employees of the Company, stock options to purchase an aggregate of 482,000 shares (of which 14,650 shares were subsequently cancelled) of Common Stock at an exercise price of $0.63 per share, the market price on the date of grant. Each of the grants was made subject to stockholder approval of the New Plan. At the Company's June

6, 2000 Annual Meeting, the stockholders approved the New Plan. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the measurement date for valuing the stock options for the purpose of determining compensation expense was June 6, 2000, the date of stockholder approval. The market price of the Common Stock on this date was $2.093 per share. Therefore, an aggregate of $683,733 will be charged to compensation expense over the vesting periods of the options, which vest in approximately 50% increments on November 5, 2000 and November 5, 2001. The Company recognized $398,785 as compensation expense in 2000, and compensation expense of $85,485 in the first quarter of 2001, leaving a balance of $199,463 as deferred stock option compensation.

NOTE I - LEGAL MATTERS

In addition to the arbitration proceedings discussed in Note D, Reseau de Voyage Sterling, Inc. (Reseau) filed suit against the Company in July 2000. Reseau, which purchased from a third party a warrant to purchase one million shares of Unigene common stock, alleges that the Company breached a verbal agreement to extend the term of the warrant beyond its expiration date. Reseau is seeking damages of $2 million. We believe that the suit is completely without merit and we intend to continue to vigorously contest the claim.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue for the first quarter of 2001 decreased 77% to $274,000 from $1,201,000 in the first quarter of 2000. Revenue for both periods consists primarily of revenue from Pfizer, including $200,000 from the amortization of deferred revenue in each period and $1,000,000 resulting from the achievement of a milestone in the development of an oral Calcitonin product in the first quarter of 2000. In March 2001, Pfizer terminated its license agreement with the Company.

Research and development, the Company's largest expense, increased 15% to $2,300,000 from $1,999,000 for the three months ended March 31, 2001, as compared to the same period in 2000. The increase was primarily attributable to $250,000 of additional Calcitonin production costs charged to expenses rather than capitalized. These were partially offset by decreased development expenses related to the Company's nasal calcitonin product.

General and administrative expenses increased 2% to $610,000 from $599,000 for the three months ended March 31, 2001, as compared to the same period in 2000. The increase was primarily due to increased investment banking and professional fees, partially offset by reduced public relations costs.

Interest income decreased $9,000 or 72% for the three months ended March 31, 2001, as compared to the same period in 2000, due to reduced funds available for investments in 2001.

Interest expense increased $238,000 or 93% in the first quarter of 2001 to $492,000 from $255,000 in the first quarter of 2000. Interest expense increased in 2001 due to increased officers' loans and higher interest rates on these loans. Officers' loans to the Company increased $1,610,000 during the first quarter of 2001. In addition, due to the fact that the Company did not make principal and interest payments on these officers' loans when due, the interest rate on $1,100,000 of these new loans and on $2,873,323 of prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $134,000 for the first quarter of 2001. Interest expense for both periods also was affected by higher interest rates on the 5% convertible debentures. The annual interest rate on the $2,000,000 in outstanding principal amount of the 5% Debentures increased in 2000 to 20% resulting from the failure of the Company to make a semi-annual interest payment that was due in January 2000. In addition, since October 1999, the Company has been accruing additional interest expense monthly in an amount equal to 2% of the outstanding principal amount of the 5% Debentures as a penalty for the removal of the Company's Common Stock from trading on the Nasdaq Stock Market.

Effective January 1, 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) as described in Note A to our March 31, 2001 unaudited condensed financial statements. As a result of the adoption of SAB 101, we recognized a non-cash cumulative effect adjustment of $1,000,000 in the first quarter of 2000.

Due to the decrease in revenue from Pfizer in the first quarter of 2001, accompanied by an increase in operating and interest expenses, partially offset by the cumulative effect adjustment applicable only to 2000 net loss increased $486,000 or 18% from the corresponding period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains its peptide production facility on leased premises in Boonton, New Jersey. The Company began production under current Good Manufacturing Practice guidelines at this facility in 1996. The current lease expires in 2004. The Company has two consecutive ten-year renewal options under the lease, as well as an option to purchase the facility. During 2001, the Company invested approximately $10,000 in fixed assets and leasehold improvements. Currently, the Company has no material commitments outstanding for capital expenditures relating to either the Boonton facility or the office and laboratory facility in Fairfield, New Jersey.

At March 31, 2001, the Company had cash and cash equivalents of $11,000, a decrease of $7,000 from December 31, 2000.

We do not have sufficient financial resources to continue to fund our operations at the current level. The Company has incurred annual operating losses since its inception and, as a result, at March 31, 2001, had an accumulated deficit of approximately $78,500,000 and a working capital deficiency of approximately $15,900,000. The independent auditors' report covering the Company's 2000 financial statements includes an explanatory paragraph stating that these factors raise substantial doubt about our ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. In October 1999, the Nasdaq Stock Market delisted the Company's common stock. The delisting of the common stock may have an adverse effect on our ability to raise capital.

The Company's future ability to generate cash from operations will depend primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements that entitle Unigene to receive milestone payments and receiving royalties from the sale of its licensed products.

In July 1997, the Company entered into an agreement under which it granted to Warner-Lambert Company a worldwide license to use its oral Calcitonin technology. In June 2000, Pfizer Inc. acquired Warner-Lambert. Through March 31, 2001, the Company had received $3 million for an equity investment, $3 million for a licensing fee and recognized an aggregate of $16.5 million in milestone revenue under the agreement. Pfizer conducted a Phase I/II human study which was completed in December 2000. Pfizer analyzed the results of the study and informed the Company in March 2001 that the study did not achieve Pfizer's desired results. Pfizer terminated the license agreement citing this conclusion. We believe that this study, in which an FDA approved product also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral Calcitonin product. The Company believes that if subjects in the study had also received calcium supplementation, in addition to the Calcitonin, the results would have been more favorable. Therefore, the Company intends to continue the development of its oral Calcitonin product as a treatment of osteoporosis, and has begun discussions with potential licensees in the U.S. and other countries. In addition, due to the termination of the Pfizer agreement, we no longer have restrictions on selling bulk Calcitonin. The Company also has the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis. The Company has licensed distributors in the United Kingdom, Ireland and in Israel for its injectable product. However, these distribution agreements have not produced significant revenues. In June 2000, the Company entered into a joint venture agreement in China with Shijiazhuang Pharmaceutical Group ("SPG") to manufacture and market our injectable and nasal products. The Company is actively seeking other licensing and/or supply agreements with pharmaceutical companies for its injectable and nasal Calcitonin products and for other pharmaceutical products that can be manufactured and/or delivered using its patented technologies, and is also exploring other opportunities including business combinations. However, we may not be successful in our efforts to enter into any additional revenue-generating agreements.

Under the terms of the joint venture with SPG, the Company is obligated to contribute up to $405,000 in cash during 2001 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by the Company's share of joint venture profits. As of March 31, 2001, the Company had not made any contributions to the joint venture. In addition, the Company is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in 14 monthly installment payments of $25,000 in order to terminate its former joint venture in China, of which $75,000 had been paid as of March 31, 2001. The Company recognized the entire $350,000 obligation as an expense in 2000.

In June 1998, the Company completed a private placement of $4,000,000 in principal amount of 5% convertible debentures from which the Company realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of the Company's common stock. The interest on the debentures, at the Company's option, was payable in shares of common stock. Upon conversion, the holder of a 5% debenture was entitled to receive warrants to purchase a number of shares of common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of common stock that the Company is obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, is limited to 3,852,500 shares. After this share limit is reached, the Company is obligated to redeem all 5% debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In December 1999, the Company was unable to convert $200,000 in principal of the 5% debentures tendered for conversion because the conversion would have exceeded the share limit. As a result, the Company accrued, as of December 31, 1999, an amount equal to $400,000 representing the 20% premium on the outstanding $2,000,000 in principal amount of 5% debentures that had not been converted. As of March 31, 2001, all of the $2,000,000 in principal amount of 5% debentures were tendered for conversion and therefore are classified as a current liability in the amount of $2,400,000.

Through March 31, 2001, the Company issued a total of 3,703,362 shares of common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, the Company issued an additional 103,032 shares of common stock upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

On January 5, 2000, the Company failed to make the required semi-annual interest payment on the outstanding 5% debentures. As a result, the interest rate on the outstanding 5% debentures has increased to 20% per year. The semi-annual interest payments due July 5, 2000 and January 5, 2001, also have not been made. As of May 15, 2001, the accrued and unpaid interest on the 5% debentures totaled approximately $616,000. In addition, due to the delisting of the Company's common stock from the Nasdaq National Market in October 1999, the Company became obligated under a separate agreement to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. The Company has not made any of these payments to date, but has accrued the amounts as additional interest expense. As of May 15, 2001, the accrued and unpaid amount of this penalty totaled approximately $797,000.

The holder of the 5% debentures has commenced an arbitration proceeding in which the holder claims that it is entitled, as of June 30, 2000, to payments in respect of the 5% debentures in the amount of approximately $3,400,000. See Part II, Item 1 - Legal Proceedings.

To satisfy the Company 's short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of the Company, and another Levy family member from time to time have made loans to the Company. During the first quarter of 2001, Jay Levy loaned the Company $1,600,000 and Warren Levy and Ronald Levy each loaned the Company $5,000 in demand loans. From April 1, 2001 through May 15, 2001, Jay Levy loaned the Company an additional $1,100,000 in demand loans. Due to the fact that Unigene did not make principal and interest payments on certain loans when due, interest on certain of these loans increased an additional 5% per year and was calculated on both past due principal and interest. This additional interest was approximately $134,000, and total interest expense on these loans was approximately $244,000, for the first quarter of 2001. As of May 15, 2001, total accrued interest on these loans was approximately $1,292,000 and the outstanding loans by these individuals to the Company, classified as short-term debt, totaled $7,453,323 and consists of:

o Loans from Jay Levy in the aggregate principal amount of $3,465,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (13.625% at March 31, 2001) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in the Company 's equipment and real property. Accrued interest on these loans at May 15, 2001 was approximately $737,000.

o Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of Unigene's equipment and a mortgage on Unigene's real property. The terms of the notes require Unigene to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at May 15, 2001 was approximately $247,000.

o Loans from Jay Levy in the aggregate principal amount of $1,600,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (8.625% at March 31, 2001) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at May 15, 2001 was approximately $13,000.

o Loans from Warren Levy in the aggregate principal amount of $260,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (13.625% at March 31, 2001) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (8.625% at March 31, 2001) and are classified as short-term debt. These loans are secured by a secondary security interest in the Company's equipment and real property. Accrued interest on these loans at May 15, 2001 was approximately $148,000.

o Loans from Ronald Levy in the aggregate principal amount of $248,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (13.625% at March 31, 2001) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (8.625% at March 31, 2001) and are classified as short-term debt. These loans are secured by a secondary security interest in the Company's equipment and real property. Accrued interest on these loans at May 15, 2001 was approximately $147,000.

The Company's cash requirements to operate its research and peptide manufacturing facilities and develop its products are approximately $10 to 11 million per year. In addition to its obligations with respect to the 5% Debentures, Unigene has principal and interest obligations over the next several years under its outstanding notes payable to stockholders, specifically the Levys, as well as obligations relating to its current and former joint ventures in China.

The Company is actively seeking licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of Calcitonin as well as for other oral peptides. However, we may not be successful in licensing any of our products.

Under the agreement with Fusion Capital, after a registration statement is declared effective by the SEC for the resale of the shares of the Company's common stock to be sold to Fusion, Fusion will be required to purchase, at the then current market price, on each trading day during the term of the agreement $43,750 of our common stock up to an aggregate of $21,000,000, provided that the Company continues to satisfy the requirements that are a condition to Fusion's obligation. See Notes B and F to our March 31, 2001 unaudited condensed financial statements. The Board of Directors has authorized the sale to Fusion of up to 6,000,000 shares of Unigene common stock. Assuming that all sales were to occur at the closing price on May 15, 2001, of $.57, the Company would be able to raise approximately $3,400,000 through the sale of the 6,000,000 shares to Fusion. The Company anticipates that, in order to sell significantly in excess of 6,000,000 shares to Fusion, it may be necessary to obtain stockholder approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares of the Company's common stock that it is authorized to issue. Assuming the Company has an adequate number of shares of common stock to sell, it stays in compliance with the agreement, and depending on the price at which shares are sold, Fusion could provide the Company with sufficient funding to sustain its operations for up to two years, beginning in the second quarter of 2001. However, the Company cannot predict if the stockholders will approve the amendment to its certificate of incorporation or if the Company will be able to meet the continuing requirements of the Fusion agreement.

The extent to which we rely on Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the entry into licensing agreements or the sale of calcitonin, both of which we are actively exploring. If obtaining sufficient funding from Fusion were to prove prohibitively expensive and if we are unable to enter into a significant revenue generating license or other arrangement in the near term, we will need to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. We also could consider a sale or merger of the company. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects. The Company believes that satisfying its capital requirements over the long term will require the successful commercialization of its Calcitonin product or another peptide product in the United States and abroad. However, it is uncertain whether or not any of its products will be approved or will be commercially successful. In addition, the commercialization of its oral Calcitonin product may require it to incur additional capital expenditures to expand or upgrade its manufacturing operations. However, the Company cannot determine either the cost or the timing of such capital expenditures at this time.

As of December 31, 2000, the Company had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $68,000,000, expiring from 2001 through 2020, which are available to reduce future earnings which would otherwise be subject to federal income taxes. For the three months ending March 31, 2001, the Company accumulated additional losses of approximately $3,125,000. In addition, as of December 31, 2000, the Company has research and development credits in the approximate amount of $2,500,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2001 through 2020. The Company has New Jersey operating loss carryforwards in the approximate amount of $23,300,000, expiring from 2003 through 2007, which are available to reduce future earnings, which would otherwise be subject to state income tax. As of December 31, 2000, approximately $11,400,000 of these New Jersey loss carryforwards has been approved for future sale under a program of the New Jersey Economic Development Authority (the "NJEDA"). In order to realize these benefits, the Company must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Given the Company's past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS No. 109 were fully reserved. As of December 31, 2000 and 1999, under SFAS No. 109, the Company had deferred tax assets of approximately $29,000,000 and $26,000,000, respectively, subject to valuation allowances of $29,000,000 and $26,000,000, respectively. The deferred tax assets are primarily a result of the Company's net operating losses and tax credits. For the three-month period ended March 31, 2001, the Company's deferred tax assets and valuation allowances each increased by approximately $1,000,000.

OTHER

The Company's Common Stock was delisted from the Nasdaq National Market System effective October 5, 1999 and is now trading on the OTC Bulletin Board. In order to be relisted on the Nasdaq National Market or the Nasdaq SmallCap Market, we must meet the initial listing requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company is exposed to fluctuations in interest rates due to the use of debt as a component of the funding of its operations. The Company does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its interest rate exposure. The Company's interest rate exposure on the 5% convertible debentures has been affected by the Company's delisting from the Nasdaq National Market and failure to make the semi-annual interest payment in January 2000. Beginning in the first quarter of 2001, the Company's interest rate exposure on its notes payable-stockholders has been affected by its failure to make principal and interest payments when due. The Company's exposure to interest rate fluctuations over the near-term will continue to be affected by these events.

The information below summarizes the Company's market risks associated with debt obligations as of March 31, 2001. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Under the terms of the 5% convertible debentures, no additional shares may be issued to convert the remaining principal balance. Therefore, the information presented as to the debentures is without consideration as to conversion features. Variable interest rates disclosed represent the rates at March 31, 2001. Given the Company's financial condition described in "Liquidity and Capital Resources" it is not practicable to estimate the fair value of the Company's debt instruments at March 31, 2001.

                                                                         Year of Maturity
                                                  ----------------------------------------------------------
                                    Carrying
                                     Amount          2001        2002         2003        2004       2005
                                    --------      ----------   --------     --------    --------    --------

Notes payable - stockholders       $3,973,323     3,973,323       --            --          --         --

Variable interest rate (1) .                         13.625%      --            --          --         --

Notes payable - stockholders       $  510,000       510,000       --            --          --         --

Variable interest rate                                8.625%      --            --          --         --

Notes payable - stockholders       $1,870,000     1,870,000       --            --          --         --

Fixed interest rate (2)                                  11%      --            --          --         --

5% convertible debentures ..       $2,400,000     2,400,000       --            --          --         --

Fixed interest rate (3)                                  20%



(1) Due to the fact that the Company did not make principal and interest payments on its notes payable to stockholders when due, the variable interest rate on these notes has increased from the Merrill Lynch Margin Loan Rate plus .25% to the Merrill Lynch Margin Loan Rate plus 5.25%.

(2) Due to the fact that the Company did not make principal and interest payments on its notes payable to stockholders when due, the fixed interest rate on these notes has increased from 6% to 11%.

(3) As a result of the Company's failure to make the semi-annual interest payment that was due January 5, 2000, the interest rate on the 5% convertible debentures has increased from 7% at December 31, 1999, to 20% beginning January 5, 2000. In addition, due to the delisting of the Company's common stock from Nasdaq in 1999, the Company became obligated to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of the Company, or industry results, to be materially different from any future results, performance or activities expressed or implied by such forward-looking statements. Such factors include: general economic and business conditions, the financial condition of the Company, including the Company's need for and success in securing additional financing, competition, the Company's dependence on other companies to commercialize, manufacture and sell products using the Company's technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, the Company's dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals of the Company's products, litigation and other factors discussed in the Company's various filings with the Securities and Exchange Commission, including the Company's Annual Report or Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2000, the Tail Wind Fund, Ltd., the holder of $2,000,000 in principal amount of 5% convertible debentures issued by Unigene to Tail Wind in a private placement completed in June 1998, filed with the American Arbitration Association a demand for arbitration against Unigene. In its demand, Tail Wind claimed that it was owed, as of June 30, 2000, approximately $3,400,000, consisting of principal, interest and penalties, resulting from Unigene's default under various provisions of the debentures and related agreements. These alleged defaults included Unigene's failure to redeem the debentures after becoming obligated to do so, the failure to pay interest when due, and the failure to pay liquidated damages arising from the delisting of the Unigene common stock from the Nasdaq National Market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In July 2000, Unigene submitted to the American Arbitration Association a statement in which it denies the amount of Tail Wind's claim and makes certain counterclaims. A hearing on the matter before an arbitrator appointed by the American Arbitration Association is expected to occur in June 2001. The outcome of the proceeding is uncertain. An extremely unfavorable ruling could have a material adverse effect on Unigene.

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

Item 2. Changes in Securities and Use of Proceeds

     (a) Not applicable.

     (b) Not applicable.

     (c) Recent Sales of Unregistered Securities.

In the first quarter of 2001, the Company issued 2,000,000 shares of Common Stock to Fusion Capital Fund II, LLC as compensation for its $21,000,000 common stock purchase commitment. All of such shares were issued by the Company without registration in reliance on an exemption under Section 4 (2) of the Securities Act.

     (d) Not applicable.

Item 3. Defaults Upon Senior Securities

See description of 5% convertible debenture and notes payable to stockholders in
Part I, Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits: None.

     (b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  UNIGENE LABORATORIES, INC.
                                  -----------------------
                                  (Registrant)


                                  /s/ Warren P. Levy
May 21, 2001                      -----------------------
                                  Warren P. Levy, President
                                  (Chief Executive Officer)


                                  /s/ Jay Levy
May 21, 2001                      -----------------------
                                  Jay Levy, Treasurer
                                  (Chief Financial Officer and
                                  Chief Accounting Officer)