Form 10-Q
period 2001-09-30
UNIGENE LABORATORIES INC
filed 2001-11-19
CIK 352747

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                         Commission file number 0-16005

                           Unigene Laboratories, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                          22-2328609
---------------------------------------                     --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        110 Little Falls Road, Fairfield, New Jersey               07004
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

Common Stock, $.01 Par Value--50,316,544 shares as of November 14, 2001

                                      INDEX


                           UNIGENE LABORATORIES, INC.




PART I.  FINANCIAL INFORMATION                                        PAGE
                                                                      ----

Item 1. Financial Statements (Unaudited)

Condensed balance sheets-
      September 30, 2001 and December 31, 2000                          3

Condensed statements of operations-
      Three months and nine months ended September 30, 2001 and 2000    4

Condensed statements of cash flows-
      Nine months ended September 30, 2001 and 2000                     5

Notes to condensed financial statements-
    September 30, 2001                                                  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            12

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                    18

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings                                       20

Item 2.        Changes in Securities and Use of Proceeds               20

Item 3.        Defaults Upon Senior Securities                         21

Item 6.        Exhibits and Reports on Form 8-K                        21

SIGNATURES                                                             22

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           UNIGENE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                                September 30, 2001  December 31, 2000
                                                                                ------------------  -----------------
                                                                                    (Unaudited)
ASSETS
------
Current assets:
      Cash and cash equivalents                                                    $     76,385       $     17,108
      Receivables                                                                        35,475            165,671
      Prepaid expenses                                                                   51,989            129,493
      Inventory                                                                         289,807            415,420
                                                                                   ------------       ------------
                             Total current assets                                       453,656            727,692

Property, plant and equipment, net                                                    4,503,368          5,684,127
Investment in joint venture                                                             900,000            900,000
Patents and other intangibles, net                                                    1,382,223          1,288,686
Other assets                                                                            359,264            446,894
                                                                                   ------------       ------------
                                                                                   $  7,598,511       $  9,047,399
                                                                                   ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                                             $  3,495,980       $  2,834,556
      Accrued expenses                                                                5,553,624          3,761,277
      Notes payable - stockholders                                                    7,908,323          2,873,323
      Current portion - long-term notes payable -
        stockholders                                                                  1,870,000          1,870,000
      5% convertible debentures                                                       2,400,000          2,400,000
      Current portion - capital lease obligations                                        42,158             55,398
      Deferred revenue                                                                       --            200,000
                                                                                   ------------       ------------
                             Total current liabilities                               21,270,085         13,994,554

Joint venture obligation,  excluding current portion                                    495,000            495,000
Capital lease obligations, excluding current portion                                     28,129             50,572

Commitments and contingencies
Stockholders' deficit:
      Common Stock - par value $.01 per share, authorized 100,000,000 shares, issued 48,923,222 shares in 2001 and
           44,441,855 shares in 2000                                                    489,232            444,419
      Additional paid-in capital                                                     70,388,971         70,053,710
      Deferred stock option compensation                                                (28,493)          (284,948)
      Deferred stock offering costs                                                          --           (327,000)
      Accumulated deficit                                                           (85,043,382)       (75,377,877)
      Less: Treasury stock, at cost, 7,290 shares                                        (1,031)            (1,031)
                                                                                   ------------       ------------
                             Total stockholders' deficit                            (14,194,703)        (5,492,727)
                                                                                   ------------       ------------
                                                                                   $  7,598,511       $  9,047,399
                                                                                   ============       ============

See notes to condensed financial statements

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                  Nine Months Ended
                                                        September 30                         September 30
                                                        ------------                         ------------
                                                   2001              2000*               2001              2000*
                                                   ----              -----               ----              -----
Licensing and other revenue                   $    267,654       $  1,559,164       $    629,471       $  2,961,190
                                              ------------       ------------       ------------       ------------

Operating expenses:

      Research and development                   2,288,764          2,905,285          6,856,780          7,835,759

      General and administrative                   681,862            800,717          1,918,835          2,417,786
                                              ------------       ------------       ------------       ------------

                                                 2,970,626          3,706,002          8,775,615         10,253,545
                                              ------------       ------------       ------------       ------------

Operating loss                                  (2,702,972)        (2,146,838)        (8,146,144)        (7,292,355)
                                              ------------       ------------       ------------       ------------


Other income (expense):
    Interest income                                  1,369              4,650              6,862             41,165
    Interest expense                              (530,063)          (312,344)        (1,526,224)          (859,547)
                                              ------------       ------------       ------------       ------------

                                                  (528,694)          (307,694)        (1,519,362)          (818,382)
                                              ------------       ------------       ------------       ------------

Loss before cumulative effect of
  accounting change                             (3,231,666)        (2,454,532)        (9,665,506)        (8,110,737)

Cumulative effect of revenue recognition
  accounting change                                     --                 --                 --         (1,000,000)
----------------------------------------      ------------       ------------       ------------       ------------

Net loss                                      $ (3,231,666)      $ (2,454,532)      $ (9,665,506)      $ (9,110,737)
                                              ============       ============       ============       ============

Loss per share basic and diluted:

Loss before cumulative effect of
  accounting change                           $       (.07)      $       (.06)      $       (.21)      $       (.19)

Cumulative effect of
  accounting change                                     --                 --                 --               (.02)
                                              ------------       ------------       ------------       ------------

Net loss per share                            $       (.07)      $       (.06)      $       (.21)      $       (.21)
                                              ============       ============       ============       ============

Weighted average number of
  shares outstanding -
  basic and diluted                             48,335,004         44,279,250         46,541,768         43,868,779
                                              ============       ============       ============       ============


* Restated - see Note A

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30
                                                         -------------------------------
                                                             2001               2000
                                                            -------           -------
           Net cash used for operating activities         $(5,563,221)      $(3,085,949)
                                                          -----------       -----------
Investing activities:

      Purchase of equipment and furniture                     (12,673)         (245,259)
      Increase in patents and other intangibles              (124,947)          (62,932)
      Decrease in other assets                                 55,896            40,364
      Construction of leasehold improvements                   (2,169)         (187,704)
                                                          -----------       -----------
                                                              (83,893)         (455,531)
                                                          -----------       -----------
Financing activities:

      Proceeds from sale of stock, net                        705,579                --
      Issuance of stockholder notes                         5,035,000         1,358,323
      Exercise of stock options and warrants                    1,495         1,601,411
      Repayment of capital lease obligations                  (35,683)          (51,955)
                                                          -----------       -----------
                                                            5,706,391         2,907,779
                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents           59,277          (633,701)

Cash and cash equivalents at beginning of year                 17,108           682,629
                                                          -----------       -----------
Cash and cash equivalents at end of period                $    76,385       $    48,928
                                                          ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Investment in joint venture and related obligations                --       $   900,000
                                                          ===========       ===========
Cash paid for interest                                    $    41,000       $    22,000
                                                          ===========       ===========


See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, please refer to our financial statements and footnotes thereto included in Unigene's annual report on Form 10-K for the year ended December 31, 2000.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. Unigene adopted SAB 101, effective January 1, 2000 changing its revenue recognition policy for up-front licensing fees that require services to be performed in the future from immediate revenue recognition to deferral of revenue with the up-front fee recognized over the life of the agreement.

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

NOTE B - LIQUIDITY

Unigene has incurred annual operating losses since its inception and, as a result, at September 30, 2001 has an accumulated deficit of approximately $85,000,000 and has a working capital deficiency of approximately $20,800,000. These factors raise substantial doubt about our ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. Unigene's cash requirements are approximately $10 to 11 million per year to operate its research and peptide manufacturing facilities and develop its Calcitonin and other peptide products. In addition, Unigene has principal, interest and default interest obligations under its outstanding notes payable to stockholders and its 5% debentures, in addition to its obligations relating to its current and former joint ventures in China. Unigene's cash requirements related to the 5% debentures include the principal, redemption premium, delisting penalties and the increased interest rate described in Note D. Unigene is actively seeking licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of Calcitonin as well as for other oral peptides. With the termination of our Pfizer collaboration, we currently have no licenses for any of our products in the U.S. We do not have sufficient financial resources to continue to fund our operations at the current level. Under the agreement with Fusion, Unigene has the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day $43,750 of our common stock up to an aggregate of $21,000,000 over a period of 24 months. The Board of Directors has authorized the sale to Fusion of up to 6,000,000 shares of Unigene common stock. See Note
F. During the third quarter of 2001, Unigene received gross proceeds of $476,000 from the sale of 1,437,000 shares of common stock to Fusion. From May 18, 2001, through September 30, 2001, Unigene has received approximately $931,000 through the sale of 2,478,992 shares of common stock to Fusion, before cash expenses of approximately $226,000. Our sales of common stock to Fusion have been below the maximum level permitted due to the share price and trading volume of our common stock. As a result, in the third quarter of 2001, we borrowed an additional $1,475,000 from Jay Levy, the Chairman of the Board, to fund our operations.

The extent to which we rely on Fusion as a source of financing will depend on a number of factors, including the prevailing market price and trading volume of our common stock and the extent to which we are able to secure working capital from other sources, such as licensing agreements or the sale of calcitonin, both of which we are actively exploring. If we are unable to enter into a significant revenue generating license or other arrangement in the near term, we would need either to secure additional sources of funding in order to satisfy our working capital needs or significantly curtail our operations. We also could consider a sale or merger of the company. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects.

We believe that satisfying our capital requirements over the long term will require the successful commercialization of our oral or nasal Calcitonin product or another peptide product in the United States and abroad. However, it is uncertain whether or not any of our products will be approved or will be commercially successful. The commercialization of one or more peptide products may require us to incur additional capital expenditures to expand or upgrade our manufacturing operations to satisfy future supply obligations. We cannot determine either the cost or the timing of such capital expenditures at this time.

NOTE C - NOTES PAYABLE - STOCKHOLDERS

During the first quarter of 2001, Jay Levy, the Chairman of the Board and an officer of Unigene, loaned to Unigene $1,600,000 evidenced by demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus .25%. Due to the fact that we did not make principal and interest payments when due, the interest rate on $1,100,000 of these 2001 loans, as well as on $2,365,000 of prior demand loans made to Unigene by Jay Levy, has increased an additional 5% per year to the Merrill Lynch Margin Loan Rate plus 5.25% (11.875% as of September 30, 2001) and the interest rate on $1,870,000 of term notes evidencing loans made by Jay Levy to Unigene has increased an additional 5% per year from 6% to 11%. The increased rate is calculated on both past due principal and interest. During the second quarter of 2001, Jay Levy loaned to Unigene an additional $1,950,000 evidenced by demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus .25%. During the third quarter of 2001, Jay Levy loaned to Unigene an additional $1,475,000 evidenced by demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus .25% (6.875% as of

September 30, 2001).

During the first quarter of 2001 Warren Levy, an officer and director of Unigene, loaned to Unigene $5,000 evidenced by a demand note bearing interest at the Merrill Lynch Margin Loan Rate plus .25% (6.875% as of September 30, 2001). Due to the fact that we did not made principal and interest payments when due, the interest rate on $260,000 of prior demand loans made to Unigene by Warren Levy has increased an additional 5% per year to the Merrill Lynch Margin Loan Rate plus 5.25% (11.875% as of September 30, 2001). The increased rate is calculated on both past due principal and interest.

During the first quarter of 2001 Ronald Levy, an officer and director of Unigene, loaned to Unigene $5,000 evidenced by a demand note bearing interest at the Merrill Lynch Margin Loan Rate plus .25% (6.875% as of September 30, 2001). Due to the fact that we did not make principal and interest payments when due, the interest rate on $248,323 of prior demand loans made to Unigene by Ronald Levy has increased an additional 5% per year to the Merrill Lynch Margin Loan Rate plus 5.25% (11.875% as of September 30, 2001). The increased rate is calculated on both past due principal and interest.

NOTE D - CONVERTIBLE DEBENTURES

In June 1998, Unigene completed a private placement of $4,000,000 in principal amount of 5% convertible debentures from which we realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of Unigene common stock. The interest on the debentures, at our option, was payable in shares of Unigene common stock. Upon conversion, the holder of the 5% debenture was entitled to receive warrants to purchase a number of shares of Unigene common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of Unigene common stock that we were obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, was limited to 3,852,500 shares. After this share limit was reached, Unigene became obligated to redeem all 5% debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In December 1999, Unigene was unable to convert $200,000 in principal of the 5% debentures tendered for conversion because the conversion would have exceeded the share limit. As a result, Unigene accrued, as of December 31, 1999, an amount equal to $400,000 representing the 20% premium on the outstanding $2,000,000 in principal amount of 5% debentures that had not been converted. During 1999, all of the $2,000,000 in principal amount of 5% debentures were tendered for conversion and therefore are classified as a current liability in the amount of $2,400,000.

Through September 30, 2001, we issued a total of 3,703,362 shares of Unigene common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, we issued an additional 103,032 shares of Unigene common stock upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

On January 5, 2000, Unigene failed to make the required semi-annual interest payment on the outstanding 5% debentures. As a result, the interest rate on the outstanding 5% debentures has increased to 20% per year. The semi-annual interest payments due July 5, 2000, January 5, 2001 and July 5, 2001 also have not been made. As of September 30, 2001, the accrued and unpaid interest on the 5% debentures totaled approximately $766,000. In addition, due to the delisting of the Unigene common stock from the Nasdaq National Market in October 1999, we became obligated under a separate agreement to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. Unigene has not made any of these payments to date, but has accrued the amounts as an expense. As of September 30, 2001, the accrued and unpaid amount of this penalty totaled approximately $977,000.

The holder of the 5% debentures commenced an arbitration proceeding in which the holder claimed that it is entitled, as of June 30, 2000, to payments in respect of the 5% debentures in the amount of approximately $3,400,000, consisting of principal, interest and penalties, resulting from Unigene's default under various provisions of the debentures and related agreements. These alleged defaults included Unigene's failure to redeem the debentures after becoming obligated to do so, the failure to pay interest when due, and the failure to pay liquidated damages arising from the delisting of the Unigene common stock from the Nasdaq National Market. In July 2000, we submitted to the American Arbitration Association a statement in which we denied the amount of the holder's claim and made certain counterclaims. A hearing on the matter before an arbitrator appointed by the American Arbitration Association was scheduled for June 2001. In June 2001, the arbitration was postponed to allow Tail Wind and Unigene to engage in settlement discussions. The outcome of these negotiations is uncertain. An extremely unfavorable settlement or arbitration ruling could have a material adverse effect on Unigene.

NOTE E - INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                        September 30, 2001  December 31, 2000
                                        ------------------  -----------------

      Finished goods..........               $100,000          $     89,104
      Raw materials............               189,807               326,316
                                           ----------         --------------
               Total...................      $289,807           $   415,420
                                           ==========         =============

NOTE F - FUSION CAPITAL FINANCING

On May 9, 2001, Unigene entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Unigene has the right to sell to Fusion, subject to certain conditions, on each trading day during the term of the agreement $43,750 of our common stock up to an aggregate of $21,000,000. Fusion is committed to purchase the shares over a twenty-four month period. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $4.00 per share, for five (5) consecutive trading days, we have the right to increase the daily purchase amount above $43,750, provided that the closing sale price of our stock remains at least $4.00. Under the agreement with Fusion, Unigene must satisfy the requirements that are a condition to Fusion's obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion, no default on, or acceleration prior to maturity of, any payment obligations of Unigene in excess of $1,000,000, no insolvency or bankruptcy of the Company, continued listing of Unigene common stock on the OTC Bulletin Board, and Unigene must avoid the failure to meet the maintenance requirements for continued listing on the Nasdaq Small Cap Market for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period. Unigene did not meet all of the requirements for continued listing on the Nasdaq Small Cap Market. As a result, Fusion and Unigene amended their agreement to change the continuing listing requirements to those of the OTC Bulletin Board. Unigene is in compliance with the amended agreement. The selling price per share to Fusion is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest five closing sale prices of our common stock, during the 15 trading days prior to the date of purchase by Fusion. We issued to Fusion 2,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share as compensation for its commitment. Fusion has agreed not to sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant until the earlier of May 2003, or the termination or a default under the common stock purchase agreement. In addition to the compensation shares, the Board of Directors has authorized the issuance and sale to Fusion of up to 6,000,000 shares of Unigene common stock.

In December 2000, we issued a five-year warrant to purchase 373,002 shares of Unigene common stock to our investment banker as a fee in connection with the Fusion financing agreement. The warrant has an exercise price of $1.126 and a fair value of $327,000 using the Black-Scholes pricing model. The 2,000,000 shares issued to Fusion had a fair market value of $1,000,000 and the warrant for 1,000,000 shares issued to Fusion had a fair value of $390,000 using the Black-Scholes pricing model. The value of these warrants and shares had been deferred pending the closing of the Fusion stock offering. The registration statement for the stock offering was declared effective in May 2001 and these deferred offering costs were charged to additional paid-in capital in the second quarter of 2001.

From May 18, 2001 through September 30, 2001, Unigene has received approximately $931,000 through the sale of 2,478,992 shares of common stock to Fusion, before cash expenses of approximately $226,000.

NOTE G - CHINA JOINT VENTURE

In June 2000, Unigene entered into a joint venture with Shijiazhuang Pharmaceutical Group ("SPG"), a pharmaceutical company in the People's Republic of China. The joint venture will manufacture and distribute injectable and nasal Calcitonin products in China (and possibly other selected Asian markets) for the treatment of osteoporosis and other indications. Unigene owns 45% of the joint venture and will have a 45% interest in the joint venture profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable Calcitonin license to the joint venture, which will allow the joint venture to sell our product in China. A New Drug Application for its injectable and nasal products has been filed in China. In addition, the joint venture may be required to conduct brief local human trials. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal Calcitonin products using bulk Calcitonin produced at Unigene's Boonton, New Jersey plant. Eventually the joint venture may manufacture the bulk Calcitonin in China at a new facility that would be constructed by the joint venture. This would require local financing by the joint venture. The joint venture has not yet begun formal operations as of September 30, 2001. We expect operations to commence in the first quarter of 2002.

Under the terms of the joint venture with SPG, the Company is obligated to contribute up to $405,000 in cash during 2002 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits. As of September 30, 2001, we have not made any investments in the joint venture. In addition, Unigene is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in 14 monthly installment payments of $25,000 in order to terminate its former joint venture in China, of which $80,000 had been paid as of September 30, 2001. Unigene recognized the entire $350,000 obligation as an expense in 2000.

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

In November 1999, the Board granted under the New Plan, to employees of Unigene, stock options to purchase an aggregate of 482,000 shares (of which 14,650 shares were subsequently cancelled) of common stock at an exercise price of $0.63 per share, the market price on the date of grant. Each of the grants was made subject to stockholder approval of the New Plan. At Unigene's June 6, 2000 Annual Meeting, the stockholders approved the New Plan. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the measurement date for valuing the stock options for the purpose of determining compensation expense was June 6, 2000, the date of stockholder approval. The market price of the common stock on this date was $2.093 per share. Therefore, an aggregate of $683,733 will be charged to compensation expense over the vesting periods of the options, which vest in approximately 50% increments on November 5, 2000 and November 5, 2001. Unigene recognized $398,785 as compensation expense in 2000, and compensation expense of $256,455 in the first nine months of 2001, leaving a balance of $28,493 as deferred stock option compensation.

NOTE I - LEGAL MATTERS

In addition to the arbitration proceedings discussed in Note D, Reseau de Voyage Sterling, Inc. (Reseau) filed suit against Unigene in July 2000. Reseau, which purchased from a third party a warrant to purchase one million shares of Unigene common stock, alleges that Unigene breached a verbal agreement to extend the term of the warrant beyond its expiration date. Reseau is seeking damages of $2 million. We believe that the suit is completely without merit and we intend to continue to vigorously contest this claim.

NOTE J - NEW ACCOUNTING PRONOUNCEMENT

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Unigene is required to adopt the provisions of Statement 142 effective January 1, 2002.

Upon adoption of Statement 142, Unigene will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, Unigene will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Unigene does not expect the adoption of the pronouncement to have a material effect on its financial statements.

In June 2001, the FASB issued Statement No. 143, Accounting For Asset Retirement Obligations. Statement 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset for certain obligations of lessees. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the company will recognize a gain or loss on settlement. We are required to adopt the provisions of Statement No. 143 beginning January 1, 2003. We have not determined the impact, if any, the adoption of this statement will have on our financial position or results of operations.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement establishes an accounting model for impairment or disposal of long-lived assets by sale. Statement 144 is required to be adopted beginning January 1, 2002. We have not determined the impact, if any, the adoption of Statement No. 144 will have on our financial position or results of operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

RESULTS OF OPERATIONS

Revenue for the third quarter of 2001 decreased 83% to $268,000 from $1,559,000 in the third quarter of 2000. Revenue for the third quarter of 2001 consisted primarily of calcitonin sales. Revenue for the third quarter of 2000 consisted primarily of a $1,000,000 milestone from Pfizer, analytical testing services provided to Pfizer, as well as the amortization of deferred revenue in the amount of $200,000. Revenue for the first nine months of 2001 decreased 79% to $629,000 from $2,961,000 in the first nine months of 2000. Revenue for the first nine months of 2001 consisted primarily of $339,000 in calcitonin sales, $200,000 from the amortization of deferred revenue from Pfizer and analytical testing services provided to Pfizer. Revenue for the first nine months of 2000 consisted primarily of revenue from Pfizer, including $600,000 from the amortization of deferred revenue and $2,000,000 resulting from the achievement of milestones in the development of an oral Calcitonin product as well as from analytical testing services provided to Pfizer. In March 2001, Pfizer terminated its license agreement with Unigene.

Research and development, Unigene's largest expense, decreased 21% to $2,289,000 from $2,905,000 for the three months ended September 30, 2001, as compared to the same period in 2000. The decrease was primarily attributable to decreased development expenses related to Unigene's nasal calcitonin product, as well as decreased production expenditures. Research and development costs decreased 12% to $6,857,000 from $7,836,000 for the nine months ended September 30, 2001, as compared to the same period in 2000. The decrease was primarily attributable to reduced expenditures for the development of Unigene's nasal calcitonin product, consulting fees and European regulatory filing fees.

General and administrative expenses decreased 15% to $682,000 from $801,000 for the three months ended September 30, 2001, and decreased 21% to $1,919,000 from $2,418,000 for the nine months ended September 30, 2001, as compared to the same periods in 2000. The decreases for the three month and nine month periods ended September 30, 2001 were primarily attributable to the recognition of a non-cash expense in 2000 of $220,000 due to the issuance of a warrant to a consultant, partially offset by increased legal fees in 2001. The decrease for the nine month period ended September 30, 2001 was also affected by the recognition of a $350,000 expense in June 2000 to terminate Unigene's former joint venture in China.

Interest income decreased $3,000 or 71% for the three months ended September 30, 2001, and decreased $34,000 or 83% for the nine months ended September 30, 2001, as compared to the same periods in 2000, due to reduced funds available for investment in 2001.

Interest expense increased $218,000 or 70% for the three months ended September 30, 2001 to $530,000 from $312,000 and increased $666,000 or 78% for the nine months ended September 30, 2001 to $1,526,000 from $860,000 from the corresponding periods in 2000. Interest expense increased in 2001 due to increased officers' loans and higher interest rates on a portion of these loans. Officers' loans to Unigene increased $5,035,000 during the first nine months of 2001. In addition, due to the fact that Unigene did not make principal and interest payments on officers' loans when due, the interest rate on $1,100,000 of these new loans and on $2,873,323 of prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $382,000 for the first nine months of 2001. Interest expense for both periods also was affected by higher interest rates on the 5% convertible debentures. The annual interest rate on the $2,000,000 in outstanding principal amount of the 5% Debentures increased in 2000 to 20% resulting from the failure of Unigene to make a semi-annual interest payment that was due in January 2000. In addition, since October 1999, Unigene has been accruing additional interest expense monthly in an amount equal to 2% of the outstanding principal amount of the 5% Debentures as a penalty for the removal of Unigene's common stock from trading on the Nasdaq Stock Market.

Effective January 1, 2000, Unigene adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) as described in Note A to our September 30, 2001 unaudited condensed financial statements. As a result of the adoption of SAB 101, Unigene recognized a non-cash cumulative effect adjustment of $1,000,000 in the first quarter of 2000.

Due to the elimination of revenue from Pfizer, as well as an increase in interest expense, partially offset by decreased operating expenses, net loss increased $777,000 or 32% to $3,232,000 from $2,455,000 for the three months ended September 30, 2001 from the corresponding period in 2000.

Due to the reduction in revenue from Pfizer, as well as an increase in interest expense, partially offset by the cumulative effect adjustment applicable to 2000, as well as a decrease in operating expenses, net loss increased $555,000 or 6% to $9,666,000 from $9,111,000 for the nine months ended September 30, 2001 from the corresponding period in 2000.




LIQUIDITY AND CAPITAL RESOURCES

Unigene maintains its peptide production facility on leased premises in Boonton, New Jersey. We began production under current Good Manufacturing Practice guidelines at this facility in 1996. The current lease expires in 2004. Unigene has two consecutive ten-year renewal options under the lease, as well as an option to purchase the facility. During the first nine months of 2001, Unigene invested approximately $15,000 in fixed assets and leasehold improvements. Currently, Unigene has no material commitments outstanding for capital expenditures relating to either the Boonton facility or the office and laboratory facility in Fairfield, New Jersey.

At September 30, 2001, Unigene had cash and cash equivalents of $76,000, an increase of $59,000 from December 31, 2000.

We do not have sufficient financial resources to continue to fund our operations at the current level. Unigene has incurred annual operating losses since its inception and, as a result, at September 30, 2001, had an accumulated deficit of approximately $85,000,000 and a working capital deficiency of approximately $20,800,000. The independent auditors' report covering Unigene's 2000 financial statements includes an explanatory paragraph stating that these factors raise substantial doubt about our ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. In October 1999, the Nasdaq Stock Market delisted Unigene's common stock. The delisting of our common stock may have an adverse effect on our ability to raise capital.

Our future ability to generate cash from operations will depend primarily upon signing research or licensing agreements, achieving defined benchmarks in such agreements that entitle Unigene to receive milestone payments and receiving royalties from the sale of its licensed products.

In July 1997, Unigene entered into an agreement under which it granted to Warner-Lambert Company a worldwide license to use its oral Calcitonin technology. In June 2000, Pfizer Inc. acquired Warner-Lambert. Through September 30, 2001, we had received a total of $22.9 million from Pfizer consisting of $3 million for an equity investment, $3 million for a licensing fee, $400,000 for analytical testing services and recognized an aggregate of $16.5 million in milestone revenue. Pfizer conducted a Phase I/II human study which was completed in December 2000. Pfizer analyzed the results of the study and informed Unigene in March 2001 that the study did not achieve Pfizer's desired results. Pfizer terminated the license agreement citing this conclusion. We believe that this study, in which an FDA approved product also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral Calcitonin product. Unigene also believes that if subjects in the study had also received calcium supplementation, in addition to the Calcitonin, the results would have been more favorable. Therefore, Unigene intends to continue the development of its oral Calcitonin product as a treatment of osteoporosis, and has begun discussions with potential licensees in the U.S. and other countries. In addition, due to the termination of the Pfizer agreement, we no longer have restrictions on selling bulk Calcitonin. During the first nine months of 2001, we sold a total of $339,000 of bulk calcitonin. Unigene also has the right to license the use of its technologies for injectable and nasal formulations of Calcitonin on a worldwide basis. Unigene has licensed distributors in the United Kingdom, Ireland and Israel for its injectable product. However, these distribution agreements have not produced significant revenues. In June 2000, we entered into a joint venture agreement in China with Shijiazhuang Pharmaceutical Group ("SPG") to manufacture and market our injectable and nasal products. Unigene is actively seeking other licensing and/or supply agreements with pharmaceutical companies for its injectable and nasal Calcitonin products and for other pharmaceutical products that can be manufactured and/or delivered using its patented technologies, and is also exploring other opportunities including business combinations. However, we may not be successful in our efforts to enter into any additional revenue generating agreements.

Under the terms of the joint venture with SPG, Unigene is obligated to contribute up to $405,000 in cash during 2002 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by Unigene's share of joint venture profits. As of September 30, 2001, Unigene had not made any contributions to the joint venture. We expect the joint venture to begin operations in the first quarter of 2002. In addition, Unigene is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in 14 monthly installment payments of $25,000 in order to terminate its former joint venture in China, of which $80,000 had been paid as of September 30, 2001. We recognized the entire $350,000 obligation as an expense in 2000.

In June 1998, Unigene completed a private placement of $4,000,000 in principal amount of 5% convertible debentures from which Unigene realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of the Unigene's common stock. The interest on the debentures, at our option, was payable in shares of common stock. Upon conversion, the holder of a

5% debenture was entitled to receive warrants to purchase a number of shares of common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of common stock that Unigene was obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, was limited to 3,852,500 shares. After this share limit was reached, we became obligated to redeem all 5% debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In December 1999, Unigene was unable to convert $200,000 in principal of the 5% debentures tendered for conversion because the conversion would have exceeded the share limit. As a result, Unigene accrued, as of December 31, 1999, an amount equal to $400,000 representing the 20% premium on the outstanding $2,000,000 in principal amount of 5% debentures that had not been converted. As of September 30, 2001, all of the $2,000,000 in principal amount of 5% debentures were tendered for conversion and therefore are classified as a current liability in the amount of $2,400,000. Through September 30, 2001, Unigene issued a total of 3,703,362 shares of common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, Unigene issued an additional 103,032 shares of common stock upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

On January 5, 2000, Unigene failed to make the required semi-annual interest payment on the outstanding 5% debentures. As a result, the interest rate on the outstanding 5% debentures has increased to 20% per year. The semi-annual interest payments due July 5, 2000, January 5, 2001 and July 5, 2001 also have not been made. As of November 1, 2001, the accrued and unpaid interest on the 5% debentures totaled approximately $800,000. In addition, due to the delisting of Unigene's common stock from the Nasdaq National Market in October 1999, we became obligated under a separate agreement to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. Unigene has not made any of these payments to date, but has accrued the amounts as additional interest expense. As of November 1, 2001, the accrued and unpaid amount of this penalty totaled approximately $1,017,000.

The holder of the 5% debentures has commenced an arbitration proceeding in which the holder claims that it is entitled, as of June 30, 2000, to payments in respect of the 5% debentures in the amount of approximately $3,400,000. See Part II, Item 1 - Legal Proceedings.

To satisfy Unigene's short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to Unigene. During the first quarter of 2001, Jay Levy loaned Unigene $1,600,000 and Warren Levy and Ronald Levy each made demand loans to Unigene of $5,000. During the second quarter of 2001, Jay Levy made demand loans to Unigene of $1,950,000. During the third quarter of 2001, Jay Levy made demand loans to Unigene of $1,475,000. From October 1, 2001 through November 1, 2001, Jay Levy made demand loans to Unigene of an additional $375,000. Due to the fact that Unigene did not make principal and interest payments on certain loans when due, interest on loans through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $382,000, and total interest expense on all Levy loans was approximately $793,000 for the first nine months of 2001. The Levys have waived all default provisions including additional interest penalties due under these loans through December 31, 2000. As of November 1, 2001, total accrued interest on all Levy loans was approximately $1,813,000 and the outstanding loans by these individuals to Unigene, classified as short-term debt, totaled $10,153,323 and consists of:

o Loans from Jay Levy in the aggregate principal amount of $3,465,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus

        5.25% (11.625% at November 1, 2001) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in Unigene's equipment and real property. Accrued interest on these loans at November 1, 2001 was approximately $997,000.

o Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of Unigene's equipment and a mortgage on Unigene's real property. The terms of the notes require Unigene to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at November 1, 2001 was approximately $357,000.

o Loans from Jay Levy in the aggregate principal amount of $4,300,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (6.625% at November 1, 2001) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at November 1, 2001 was approximately $114,000.

o Loans from Warren Levy in the aggregate principal amount of $260,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.625% at November 1, 2001) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (6.625% at November 1, 2001) and is classified as short-term debt. These loans are secured by a secondary security interest in Unigene's equipment and real property. Accrued interest on these loans at November 1, 2001 was approximately $173,000.

o Loans from Ronald Levy in the aggregate principal amount of $248,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.625% at November 1, 2001) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (6.625% at November 1, 2001) and is classified as short-term debt. These loans are secured by a secondary security interest in Unigene's equipment and real property. Accrued interest on these loans at November 1, 2001 was approximately $172,000.

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

Under the agreement with Fusion Capital, Unigene has the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day during the term of the agreement $43,750 of its common stock up to an aggregate of $21,000,000. See Notes B and F to our September 30, 2001 unaudited condensed financial statements. The Board of Directors has authorized the sale to Fusion of up to 6,000,000 shares of Unigene common stock. From May 18,

2001, through November 14, 2001, Unigene has received approximately $1,381,000 through the sale of 3,879,604 shares to Fusion, before cash expenses of approximately $257,000. Our sales of common stock to Fusion have been below the maximum level due to the share price and trading volume of our common stock. As a result, we are still borrowing from the Levys to supplement the funding of our operations. Depending on the price at which shares are sold, Fusion could provide Unigene with sufficient funding to sustain its operations for up to two years, beginning in the second quarter of 2001. However, Unigene cannot predict if it will be able to meet the continuing requirements of the Fusion agreement. Unigene did not meet all of the requirements for continued listing on the Nasdaq Small Cap Market. As a result, Fusion and Unigene amended their agreement to change the continuing listing requirements to those of the OTC Bulletin Board. Unigene is in compliance with the amended agreement.

The extent to which we intend to utilize Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the entry into licensing agreements or the sale of calcitonin, both of which we are actively exploring. If we are unable to enter into a significant revenue generating license or other arrangement in the near term, we would need either to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. We also could consider a sale or merger of the company. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. Unigene believes that satisfying its capital requirements over the long term will require the successful commercialization of its oral or nasal Calcitonin products or another peptide product in the United States and abroad. However, it is uncertain whether or not any of its products will be approved or will be commercially successful. In addition, the commercialization of its oral Calcitonin product may require Unigene to incur additional capital expenditures to expand or upgrade its manufacturing operations. Unigene cannot determine either the cost or the timing of such capital expenditures at this time.

As of December 31, 2000, Unigene had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $68,000,000, expiring from 2001 through 2020, which are available to reduce future earnings which would otherwise be subject to federal income taxes. For the nine months ended September 30, 2001, we accumulated additional losses of approximately $9,666,000. In addition, as of December 31, 2000, Unigene has research and development credits in the approximate amount of $2,750,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2001 through 2020. Unigene has New Jersey operating loss carryforwards in the approximate amount of $23,300,000, expiring from 2004 through 2007, which are available to reduce future earnings, which would otherwise be subject to state income tax. As of September 30, 2001 these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority (the "NJEDA"). In order to realize these benefits, Unigene must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved.

Unigene follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Given our past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS No. 109 were fully reserved. As of December 31, 2000 and 1999, under SFAS No. 109, Unigene had deferred tax assets of approximately $29,000,000 and $26,000,000, respectively, subject to valuation allowances of $29,000,000 and $26,000,000, respectively. The deferred tax assets are primarily a result of the Company's net operating losses and tax credits. For the nine-month period ended September 30, 2001, Unigene's deferred tax assets and valuation allowances each increased by approximately $3,000,000.

OTHER

Unigene's common stock was delisted from the Nasdaq National Market effective October 5, 1999 and is now trading on the OTC Bulletin Board. In order to be relisted on the Nasdaq National Market or the Nasdaq SmallCap Market, we must meet the initial listing requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Unigene is exposed to fluctuations in interest rates due to the use of debt as a component of the funding of its operations. Unigene does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its interest rate exposure. Unigene's interest rate exposure on the 5% debentures has been affected by our delisting from the Nasdaq National Market and failure to make the semi-annual interest payment in January 2000. Beginning in the first quarter of 2001, Unigene's interest rate exposure on its notes payable-stockholders has been affected by its failure to make principal and interest payments when due. Unigene's exposure to interest rate fluctuations over the near-term will continue to be affected by these events.

The information below summarizes Unigene's market risks associated with debt obligations as of September 30, 2001. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Under the terms of the 5% debentures, no additional shares may be issued to convert the remaining principal balance. Therefore, the information presented as to the debentures is without consideration as to conversion features. Variable interest rates disclosed represent the rates at September 30, 2001. Given Unigene's financial condition described in "Liquidity and Capital Resources" it is not practicable to estimate the fair value of our debt instruments at September 30, 2001.

                                                                   Year of Maturity
                                            Carrying  ---------------------------------------------
                                    Amount             2001       2002    2003    2004       2005
                                   --------           ------     ------  ------  ------     ------
Notes payable - stockholders      $3,973,323        3,973,323      --      --      --         --

Variable interest rate (1)                             11.875%     --      --      --         --


Notes payable - stockholders      $3,935,000        3,935,000      --      --      --         --

Variable interest rate                                  6.875%     --      --      --         --


Notes payable - stockholders      $1,870,000        1,870,000      --      --      --         --


Fixed interest rate (2)                                    11%     --      --      --         --


5% debentures                     $2,400,000        2,400,000      --      --      --         --

Fixed interest rate (3)                                    20%

(1) Due to the fact that Unigene did not make principal and interest payments on its notes payable to stockholders when due, the variable interest rate on these notes has increased from the Merrill Lynch Margin Loan Rate plus .25% to the Merrill Lynch Margin Loan Rate plus 5.25%.

(2) Due to the fact that Unigene did not make principal and interest payments on its notes payable to stockholders when due, the fixed interest rate on these notes has increased from 6% to 11%.

(3) As a result of Unigene's failure to make the semi-annual interest payment that was due January 5, 2000, the interest rate on the 5% debentures has increased from 7% at December 31, 1999, to 20% beginning January 5, 2000. In addition, due to the delisting of our common stock from the Nasdaq National Market in 1999, we became obligated to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of Unigene, or industry results, to be materially different from any future results, performance or activities expressed or implied by such forward-looking statements. Such factors include: general economic and business conditions, the financial condition of Unigene, including Unigene's need for and success in securing additional financing, competition, Unigene's dependence on other companies to commercialize, manufacture and sell products using its technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, its dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals of its products, litigation and other factors discussed in Unigene's various filings with the Securities and Exchange Commission, including Unigene's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

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

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------
     (a)     Not applicable.

     (b)     Not applicable.

     (c)     Recent Sales of Unregistered Securities.

In the third quarter of 2001, Unigene sold 1,437,492 shares of common stock to Fusion Capital Fund II, LLC for gross proceeds of $476,076. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." All of such shares were issued by Unigene without registration in reliance on an exemption under Section 4 (2) of the Securities Act of 1933, as amended.

     (d)     Not applicable.

Item 3. Defaults Upon Senior Securities
        -------------------------------

See description of 5% debenture and notes payable to stockholders in Part I,
Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
     (a)     Exhibits:

     10.1 Letter Agreement between Fusion Capital Fund II, LLC and Unigene Laboratories, Inc. dated November 1, 2001.

     (b)     Reports on Form 8-K:

             Unigene did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            UNIGENE LABORATORIES, INC.
                                            -----------------------
                                            (Registrant)


                                            /s/ Warren P. Levy
November 19, 2001                           ------------------
                                            Warren P. Levy, President
                                            (Chief Executive Officer)


                                            /s/ Jay Levy
November 19, 2001                           -------------------
                                            Jay Levy, Treasurer
                                            (Chief Financial Officer and
                                             Chief Accounting Officer)