Form 10-K
period 2001-12-31
UNIGENE LABORATORIES INC
filed 2002-04-12
CIK 352747

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                         Commission file number 0-16005

                           UNIGENE LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                            22-2328609
      (State or Other Jurisdiction               (I.R.S. Employer
    of Incorporation or Organization)           Identification No.)

                              110 Little Falls Road
                           Fairfield, New Jersey 07004
                                 (973) 882-0860
                        (Address and telephone number of
                          principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class:
                              -------------------

                          Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ___.
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Aggregate market value as of March 1, 2002: $35,501,380.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date. Common Stock, $.01 Par Value-- 52,964,425 shares as of March 1, 2002.

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

        PART III: Definitive Proxy Statement of Unigene Laboratories, Inc., to be filed in connection with the Annual Meeting of Stockholders to be held on June 11, 2002.

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in the items captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of our business, or industry results, to be materially different from any future results, performance or activities expressed or implied by the forward-looking statements. These factors include: general economic and business conditions, our financial condition, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals for our products, litigation, and other factors discussed in this Form 10-K.

Item 1.  Business

Overview

Unigene is a biopharmaceutical company engaged in the research, production and delivery of small proteins, referred to as peptides, that have demonstrated or may have potential medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral delivery technology that has been shown to deliver medically useful amounts of various peptides into the bloodstream. Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. We have the facilities and the technology for manufacturing calcitonin in accordance with current Good Manufacturing Practice guidelines, referred to as cGMP, and we have an injectable calcitonin product that is approved for sale in Switzerland for the treatment of osteoporosis and in the European Union for two minor indications. We are seeking approval for an osteoporosis indication in the European Union. We are also engaged in the development of oral and nasal calcitonin products, as well as other peptide products, including parathyroid hormone, which we refer to as PTH, for osteoporosis.

Our Accomplishments

        Among our major accomplishments are:

..     Development of a Proprietary Peptide Production Process. One of our
      principal scientific accomplishments is our success in developing a highly efficient biotechnology-based peptide production process. Several patents relating to this process have issued. We believe that these proprietary processes are key steps in the more efficient and economical commercial production of medically useful peptides. Many of these peptides cannot be produced at a reasonable cost in sufficient quantities for human testing or commercial use by currently available production processes. We have constructed and are operating a manufacturing facility employing this process to produce calcitonin, and we have also produced laboratory-scale quantities of several other peptides.

..     Development of Proprietary Technology for Oral Delivery. We have also developed and patented an oral formulation that has successfully delivered calcitonin into the bloodstream of human subjects. We and our collaborators have shown in several human studies that this formulation can deliver significant quantities of the peptide into the human bloodstream. We believe that the components of our patented oral product also can enable the delivery of other peptides and we have initiated studies to investigate this possibility internally and in collaboration with others. During 2001, we reported successful oral delivery in animal studies of various peptides including parathyroid hormone for the treatment of osteoporosis and insulin for the treatment of diabetes.

These two patented technologies form the basis of our business strategy. The potential pharmaceutical products that we are developing use one, or in most cases, both of these technologies. For example, our nasal calcitonin product would use calcitonin manufactured by our peptide production process.

All of our clinical trials for nasal calcitonin have been completed. A new drug application, or NDA, is in the final stages of preparation, and the filing of the NDA is expected around mid-year 2002. For this product, we believe that U.S. Food and Drug Administration, or FDA, approval may take approximately 12 months from the filing of the NDA. We are seeking a licensing partner or contract sales organization which could proceed to market the product after FDA approval, although we may not be successful in our attempts to find a licensing partner or contract sales organization to market the product on favorable terms, if at all. There is an existing nasal calcitonin product on the market. Since our end product would be similar to the currently existing product, we believe that it would not require extensive sales promotions by our potential partners. Therefore, we believe that our product could be on the market as soon as 2003. Our oral calcitonin and oral parathyroid hormone products would utilize our peptide production process as well as our oral delivery system for peptides. These products would be on the market after our nasal calcitonin product.

Strategy

Our business strategy is to develop proprietary products and processes with applications in human health care to generate revenues from license fees, royalties on third-party sales and direct sales of bulk or finished products. Generally, we fund our internal research activities and, due to our limited financial resources, intend to rely on licensees, which are likely to be established pharmaceutical companies, to provide development funding. We also generally expect to rely on these licensees to take responsibility for obtaining appropriate regulatory approvals, human testing, and marketing of products derived from our research activities. However, we may, in some cases, retain the responsibility for human testing and for obtaining the required regulatory approvals for a particular product.

..    Pfizer License Agreement. In July 1997, we entered into an agreement under which we granted to the Parke-Davis division of Warner-Lambert Company (which merged with Pfizer in June 2000) a worldwide license to use our oral calcitonin technology. Upon signing the agreement, we received $6.0 million in payments from Warner-Lambert, consisting of a $3.0 million licensing fee and a $3.0 million equity investment by Warner-Lambert. Through December 31, 2000, we recognized an aggregate of $16.5 million in revenue due to the achievement of specified milestones, including $2.0 million in 2000. Pfizer began a Phase I/II human study in April 2000 and patient dosing was completed in December 2000. Pfizer analyzed the results of the study and informed us in March 2001 that the study did not achieve Pfizer's desired results. Pfizer terminated the license agreement citing this conclusion. We believe that this study, in which an FDA approved product also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral calcitonin product. We also believe that the results would have been more favorable if patients in the study had received calcium supplementation, in addition to the calcitonin. Therefore, we intend to continue the development of our oral calcitonin product as a treatment for osteoporosis, and we are seeking potential licensees in the U.S. and other countries. In addition, due to the termination of the Pfizer agreement, we no longer have restrictions on selling bulk calcitonin and rights to all technologies and information developed in the course of the collaboration have reverted to Unigene.

..    China Joint Venture. In June 2000, we entered into a joint venture with
     Shijiazhuang Pharmaceutical Group, or SPG, a pharmaceutical company in the People's Republic of China. The joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly other selected Asian markets) for the treatment of osteoporosis. We own 45% of the joint venture and will have a 45% interest in the joint venture profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the joint venture to sell our product in China. The joint venture is now preparing an NDA in China for its injectable and nasal products, which is expected to be filed in late 2002. In addition, the joint venture may be required to conduct brief local human trials. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin produced at our Boonton, New Jersey plant. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The joint venture began operations in March 2002. We expect joint venture sales of the injectable calcitonin product to begin in April 2002.

..     Other License or Distribution Arrangements. In addition to the joint venture with SPG, we have entered into distribution agreements for our injectable calcitonin product in the United Kingdom, Ireland and Israel. We continue to seek other licensing or distribution agreements with pharmaceutical companies for both the injectable and nasal calcitonin products. However, we may not be successful in our efforts to sign any additional revenue generating agreements and any new or existing agreements may not be successful in generating significant revenue.

Competition

      Our primary business activity has been biotechnology research and development. Biotechnology research is highly competitive, particularly in the field of human health care. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies, universities and other non-profit research organizations, many of which can devote considerably greater financial resources to research activities. We believe that one of our main competitors in the field of oral delivery of peptides is Emisphere Technologies, Inc. We currently have no products approved for sale in the U.S.

      Our calcitonin and PTH products have potential applications in the treatment of osteoporosis. If we are successful in obtaining approval for one of these products, we would compete with major pharmaceutical companies. These competitors can devote considerably greater financial resources to these activities. Major companies with products in the field of osteoporosis include Novartis, Wyeth, Merck, Eli Lilly, and Procter and Gamble. We would be able to compete with these companies only if we have partnered with a pharmaceutical or biotechnology company. We believe that the unique safety and effectiveness of calcitonin, combined with our patented peptide manufacturing process and our patented oral formulation, will enable it to compete with products marketed by these and other companies.

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

Product Manufacture

      We have been producing salmon calcitonin since 1992. We constructed a cGMP facility for the production of calcitonin at leased premises located in Boonton, New Jersey. The facility began producing salmon calcitonin under cGMP guidelines in 1996. The facility also produces our proprietary amidating enzyme for use in producing calcitonin. The current production level of the facility is between one and two kilograms of bulk calcitonin per year.

      The facility can be modified to increase calcitonin production capacity. However, if we are successful in our efforts to commercialize an oral calcitonin product, we expect that we may incur additional expenditures to expand or upgrade our manufacturing operations. Although the facility currently is devoted primarily to calcitonin production, it also is suitable for producing other peptide products.

      We are following conventional procedures to secure the approval of the facility by regulatory agencies to allow us to manufacture calcitonin for human use. European health authorities inspected the facility in connection with the filing of our injectable calcitonin dossier and found it to be in compliance with cGMP guidelines. However, there is always the risk that our operations might not remain in compliance or that approval by other agencies will not be obtained. The FDA must approve the facility in order to manufacture calcitonin or other peptides for sale in the United States.

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

      The regulatory approval process for a pharmaceutical product requires substantial resources and can take many years. There is always a risk that any additional regulatory approvals required for our production facility or for any of our products will not be obtained in a timely manner. Our inability to obtain, or delays in obtaining, these approvals would adversely affect our ability to continue to fund our programs, to produce marketable products, or to receive revenue from milestone payments, product sales or royalties. We also cannot predict the extent of any adverse governmental regulation that may arise from future legislative and administrative action.

      The FDA or other regulatory agencies may audit our production facility to ensure that it is operating in compliance with cGMP. These guidelines require that production operations be conducted in strict compliance with our established rules for manufacturing and quality controls. These agencies are empowered to suspend production operations and/or product sales if, in their opinion, significant or repeated changes from these guidelines have occurred. A suspension by any of these agencies could have a material adverse impact on our operations.

Regulatory Approval of Our Injectable Calcitonin Product

      In January 1999, we received approval from the European Committee for Proprietary Medicinal Products, referred to as the CPMP, to market our injectable calcitonin product in all 15 member states of the European Union as a treatment for Paget's disease and for hypercalcemia. We began to market this product in Europe for these indications in 1999. We have filed a supplementary submission with the CPMP to expand the approved indications to include the treatment of osteoporosis. However, it is uncertain whether or when the request will be approved by the CPMP. In 2001, we received an approval in Switzerland for our injectable calcitonin product that includes an osteoporosis indication.

      Regulatory authorities in many non-European Union countries can cite the approved European Union or Swiss dossiers in order to reduce the requirements needed to obtain their national approvals for the products, which we believe could significantly reduce the registration requirements for injectable calcitonin in other countries, thereby speeding up product launch. We believe that our abbreviated clinical program, which was accepted by the FDA, would be sufficient to satisfy approval requirements in the United States and other countries. Accordingly, we expect that the review process for our injectable calcitonin product in such countries may be shorter than that typically associated with a new drug submission for numerous reasons:

..    The active ingredient is structurally identical to and indistinguishable from the active ingredient in products already approved by many regulatory agencies.

..    The formulation is essentially similar to the formulations used in already approved products.

..    The human trial program that was accepted by the FDA is relatively brief and involved small numbers of subjects. As a result, the amount of information that must be reviewed is far less than would have been compiled for the lengthier trials required for a typical new drug submission.

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

      In July 1997, we entered into an agreement under which we granted to the Parke-Davis division of Warner-Lambert Company (which merged with Pfizer in June
2000), a worldwide license to make, use and sell oral calcitonin. Under this agreement, Pfizer had the ability to terminate the license if (1) a product was disapproved in the U.S. or Europe; (2) peak blood levels were too low; (3) the product was infeasible for scientific or technical reasons; (4) Unigene was declared bankrupt or insolvent; (5) there was an uncured material breach; or (6) Pfizer could not meet at least 25% of its sales projections.

      During 1999, we and Pfizer successfully concluded two pilot human studies using an oral calcitonin formulation manufactured by Warner-Lambert. Both studies showed significant measurable blood levels of calcitonin. In December 1999, Warner Lambert filed an Investigational NDA with the FDA for the conduct of human trials in the United States of our oral calcitonin product as a treatment for osteoporosis. Pfizer began a Phase I/II human study in April 2000 and patient dosing for this study was completed in December 2000. Pfizer analyzed the results of the study and informed us in March 2001 that the study did not achieve Pfizer's desired results related to measurement of bone marker activity. Pfizer terminated the license agreement for scientific reasons citing this conclusion. We believe that this study, in which an FDA approved product, nasal calcitonin, also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral calcitonin product. We also believe that the results would have been more favorable if patients in the study had received calcium supplementation, in addition to the calcitonin. Therefore, we intend to continue the development of our oral calcitonin product as a treatment for osteoporosis, and we are seeking licensees for this product in the U.S. and other countries. In addition, due to the termination of the Pfizer agreement, we no longer have restrictions on selling bulk calcitonin and rights to all technologies and information developed in the course of the collaboration have reverted to Unigene.

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

Development of a Nasal Calcitonin Product

      A major pharmaceutical company received FDA approval in 1995 for the marketing of a nasally administered calcitonin product, which has substantially enlarged the U.S. market for calcitonin. During 1999, we completed preliminary human studies for our proprietary nasal calcitonin product. A patent application for the product was filed in February 2000. In January 2000, we filed an Investigational New Drug Application with the FDA to begin human testing of our nasal product as a treatment for osteoporosis. In February 2000, we began U.S. human studies. In December 2000, we successfully completed a human study demonstrating similar blood levels between our product and that of an existing nasal calcitonin product. We have successfully completed a second human study which showed a rapid and persistent reduction in bone loss as measured by several accepted blood markers. A substance in the bloodstream that measures the rate of bone loss in the tested subjects decreased by an average of over 40% in the first month of the study, and that reduction was maintained throughout the three-month dosing period during which the measurements were taken. We are seeking to license our nasal calcitonin product in the U.S. and other countries for the treatment of osteoporosis. However, we may not be successful in our efforts to conclude a license agreement, to obtain governmental approval of our nasal calcitonin product, or to manufacture and sell the product.

Patents and Proprietary Technology

      We have filed a number of applications for U.S. patents relating to our proprietary peptide manufacturing process and our technology for oral delivery. To date, the following eight U.S. patents have issued:

..     a patent covering Immunization By Immunogenic Implant, a method for producing antibodies for developing diagnostic medical tests

..     three patents related to the Alpha-Amidation Enzyme and its use in manufacturing peptides

..     two patents covering an improvement in our manufacturing technology

..     two patents covering oral delivery of peptides

      We believe that our manufacturing patents give us a competitive advantage in producing peptides cost-effectively and in large quantities, because they cover a highly efficient bacterial fermentation process for producing calcitonin. Currently, other companies use a chemical synthesis process to manufacture peptide products. This process is very labor intensive and involves many steps in which product is lost because no step is 100% efficient. Our patents cover a process that we expect will reduce the cost and time required for commercial production and enable the production of quantities of peptides that exceed the capabilities of conventional technologies.

      We also believe that our oral delivery patents give us a competitive advantage in enabling us to develop peptide products in oral forms, because they cover a process allowing delivery of significant quantities of peptides into the bloodstream. Peptides are small proteins that get broken down in the digestive system. They are currently available only as injectable or nasal spray products.

      We believe that the greatest competitive advantage of our manufacturing and oral delivery patent estates is realized through the combination of both technologies. To successfully commercialize an oral peptide product, an efficient manufacturing process is necessary, because oral delivery systems are typically less efficient than injectable or nasal spray products. Reduced efficiency requires an increase in the active pharmaceutical ingredient in each dose. Therefore, an efficient manufacturing process is needed to cost-effectively manufacture the increased quantities that are necessary and to make a product that is commercially viable.

      We believe that our manufacturing and oral delivery patent estates provide both a current and anticipated advantage. Currently, the patent estates protect our intellectual property rights in the development of our manufacturing and oral delivery processes. In the future, we expect that the patent estates will give us a competitive advantage in commercializing our products.

      Other applications are pending. We also have made filings in selected foreign countries, and eighteen foreign patents have issued. However, our pending applications may not issue as patents and our issued patents may not provide us with significant competitive advantages. Furthermore, our competitors may independently develop or obtain similar or superior technologies.

      Although we believe our patents and patent applications are valid, the repeal of one or more of our key patents could have a significant adverse effect upon our business. Detecting and proving infringement generally is more difficult with process patents than with product patents. In addition, a process patent's value is diminished if others have patented the product that can be produced using the process. Under these circumstances, we would require the cooperation of, and likely be required to share royalties with, the product patent holder or its sublicensees in order to make and sell the product.

      In some cases, we rely on trade secrets to protect our inventions. Our policy is to include confidentiality provisions in all research contracts, joint development agreements and consulting relationships that provide access to our trade secrets and other know-how. However, there is a risk that these secrecy obligations could be breached, causing us harm. To the extent licensees, consultants or other third parties apply technological information independently developed by them or by others to our projects, disputes may arise as to the ownership rights to information, which may not be resolved in our favor.

Employees

      As of March 1, 2002 we had 60 full-time employees. Twenty were engaged in research, development and regulatory activities, 29 were engaged in production activities and 11 were engaged in general and administrative functions. Eight of our employees hold Ph.D. degrees. Our employees are experts in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; and quality control. None of our employees are covered by a collective bargaining agreement. Warren P. Levy, President and Ronald S. Levy, Executive Vice President, both executive officers and directors, have signed employment agreements with us.

Research and Development

      We have established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral delivery technologies to the development of proprietary products and processes. Approximately 82% of our employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. We spent $9.1 million on research activities in 2001, $11.5 million in 2000, and $9.4 million in 1999.

Properties

      We own a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey.

      Our 32,000 square foot cGMP production facility, of which 20,000 square feet are currently being used for the production of calcitonin and can be used for the production of other peptides, was constructed in a building located in Boonton, New Jersey. We lease the facility under a ten-year agreement, which began in February 1994. We have two 10-year renewal options and an option to purchase the facility.

Litigation

      In July 2000, the Tail Wind Fund, Ltd., the holder of $2,000,000 in principal amount of 5% convertible debentures issued by Unigene to Tail Wind in a private placement completed in June 1998, filed with the American Arbitration Association a demand for arbitration against Unigene. In its demand, Tail Wind claimed that it was owed, as of June 30, 2000, approximately $3,400,000, consisting of principal, interest and penalties, resulting from Unigene's default under various provisions of the debentures and related agreements. These alleged defaults included Unigene's failure to redeem the debentures after becoming obligated to do so, the failure to pay interest when due, and the failure to pay liquidated damages arising from the delisting of the Unigene common stock from the Nasdaq National Market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In July 2000, Unigene submitted to the American Arbitration Association a statement in which it denied the amount of Tail Wind's claim and made certain counterclaims. A hearing on the matter before an arbitrator appointed by the American Arbitration Association was scheduled for June 2001. In June 2001, the arbitration was postponed to allow Tail Wind and Unigene to engage in settlement discussions. On April 9, 2002, Unigene and Tail Wind entered into a settlement. Pursuant to the terms of the settlement agreement, Tail Wind has agreed to surrender to Unigene the $2 million in principal amount of convertible debentures that remain outstanding and to release all claims against Unigene relating to Tail Wind's purchase of the convertible debentures, including all issues raised in the arbitration, which are currently in excess of $4 million. In exchange, Unigene has agreed to issue to Tail Wind a $1 million secured promissory note and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. The shares are valued at $1.1 million in the aggregate, based on Unigene's closing stock price on April 9, 2002. Unigene will therefore recognize a gain for accounting purposes of approximately $2 million on the extinguishment of debt and related interest. Unigene is required to deposit the two million shares of common stock with an escrow agent and to file a registration statement covering the resale of the shares with the Securities and Exchange Commission. Once the registration statement is declared effective by the SEC, the escrow agent will release the shares to Tail Wind at a rate of 50,000 shares per week over a 40-week period, depending on trading volume. If the registration statement is not declared effective on a timely basis as provided for in the settlement agreement, Unigene may incur penalties of $1,000 per day.

      In July 2000, Reseau de Voyage Sterling, Inc. filed suit against Unigene in the Supreme Court of the State of New York. Unigene removed this case to the United States District Court for the Southern District of New York. The plaintiff, which purchased from a third party a warrant to purchase one million shares of Unigene common stock, alleges that Unigene breached a verbal agreement with the plaintiff to extend the term of the warrant beyond its expiration date. The plaintiff is seeking damages of $2 million. We believe that this suit is completely without merit, and we will continue to vigorously contest the claim.

Fusion Financing

      On May 9, 2001, Unigene entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion has agreed to purchase on each trading day during the term of the agreement $43,750 of our common stock up to an aggregate of $21,000,000. Fusion is committed to purchase the shares over a twenty-four month period. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $4.00 per share, for five (5) consecutive trading days, we have the right to increase the daily purchase amount above $43,750, providing that the closing sale price of our stock remains at least $4.00. Fusion is not obligated to purchase any shares of our common stock if the purchase price is less than $0.25 per share. Under the agreement with Fusion, Unigene must satisfy the requirements that are a condition to Fusion's obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion, no default on, or acceleration prior to maturity of, any payment obligations of Unigene in excess of $1,000,000, no insolvency or bankruptcy of Unigene, continued listing of Unigene common stock on the OTC Bulletin Board, and Unigene must avoid the failure to meet the maintenance requirements for listing on the OTC Bulletin Board for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period. The selling price per share to Fusion is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest five closing sale prices of our common stock, during the 15 trading days prior to the date of purchase by Fusion. We issued to Fusion 2,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share as of March 30, 2001 as compensation for its commitment. Fusion has agreed not to sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant until the earlier of May 2003, or the termination or a default under the common stock purchase agreement. In addition to the compensation shares, the Board of Directors has authorized the issuance and sale to Fusion of up to 21,000,000 shares of Unigene common stock. From May 18, 2001 through March 15, 2002, we have received $2,995,730 through the sale of 7,197,485 shares of common stock to Fusion, before cash expenses of approximately $400,000.

      In December 2000, we issued a five-year warrant to purchase 373,002 shares of Unigene common stock at $1.126 per share to our investment banker as a fee in connection with the Fusion financing agreement. We also issued to Fusion 2,000,000 shares of common stock and five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share as of March 30, 2001 as compensation for its commitment which was charged to additional paid-in-capital.

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

      We have incurred annual operating losses since our inception. As a result, at December 31, 2001, we had an accumulated deficit of approximately $87,850,000. Our gross revenues for the years ended December 31, 2001, December 31, 2000 and 1999 were $865,000, $3,287,000 and $9,589,000, respectively.
However, our revenues have not been sufficient to sustain our operations. Revenues for 2000 and 1999 consisted principally of milestone payments and other fees received in connection with our terminated license agreement with Pfizer. As of March 15, 2002, we have no significant revenue generating license agreements. Our injectable calcitonin product has been approved for commercial sale in a number of European countries, but we do not anticipate that these sales will produce significant revenues. During the same periods, we have incurred losses from operations of $10,957,000, $11,385,000 and $1,997,000, respectively. Our net losses for the years ended December 31, 2001, 2000 and 1999 were $12,472,000, $12,469,000 and $1,577,000, respectively. We believe that the profitability of Unigene will require at least the successful commercialization of our nasal or oral calcitonin products or another oral peptide product in the United States and abroad. Unigene might never be profitable.

We will require additional financing to sustain our operations, and our ability to secure additional financing is uncertain.

      We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

          . continued scientific progress in our discovery and research programs;

          .    progress with preclinical studies and clinical trials;

          . the magnitude and scope of our discovery, research and development programs;

          . our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

          .    our ability to sell and market our products;

          .    the time and costs involved in obtaining regulatory approvals;

          . the time and costs involved in expanding and maintaining our production facility;

          . the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

          . the potential need to develop, acquire or license new technologies and products; and

          .    other factors beyond our control.

      At December 31, 2001, we had a working capital deficiency of approximately $22,100,000. The independent auditors' report for the year ended December 31, 2001 includes an explanatory paragraph stating that our recurring losses from operations and working capital deficiency discussed above raise substantial doubt about our ability to continue as a going concern. We had operating cash flow deficits of $1,400,000, $3,382,000 and $7,122,000 for the years ended December 31, 1999, 2000, and 2001, respectively. We do not have sufficient financial resources to fund our operations at the current level. Therefore, we need additional funds to continue our operations. Our agreement with Fusion has provided us with some cash to fund our operations, but it alone has not been sufficient to satisfy all of our working capital needs. From May 18, 2001 through March 15, 2002 we have raised a total of $2,995,730 through the sale of 7,197,485 shares of our common stock to Fusion, before cash expenses of approximately $400,000. The extent to which we intend to rely on Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the entry into licensing agreements or the sale of calcitonin, both of which we are actively exploring. If we are unable to enter into a significant revenue generating license or financing arrangement in the near term, we will need to significantly curtail our operations. We also could consider a sale or merger of Unigene.

      Even if we are able to access the remaining $18,000,000 under the common stock purchase agreement with Fusion at March 15, 2002, we may still need additional capital to fully implement our business, operating and development plans. We only have the right to receive $43,750 per trading day under the common stock purchase agreement unless our stock price equals or exceeds $4.00 per share, in which event the daily purchase amount may be increased. However, our sales of common stock to Fusion have been well below that level due to the share price and trading volume of our common stock and due to our desire to keep dilution to a minimum. In addition, the agreement may be terminated by Fusion at any time due to events of default under the agreement. See "Business - Fusion Financing."

      Our agreement with Fusion may prohibit us from raising funds through other equity financings. The agreement expressly prohibits us from selling equity securities in other variable priced financings without Fusion's consent. In addition, the sale of our common stock to Fusion could cause the price of our common stock to decline. If our stock price declines, we may be unable to raise additional funds through the sale of our common stock to others. If we are able to sell shares of our common stock, the sales could result in significant dilution to our stockholders.

      We believe that satisfying our long-term capital requirements will require at least the successful commercialization of one of our peptide products. However, our products may never become commercially successful.

Some of our executives have made loans to Unigene and are entitled to remedies available to a secured creditor, which gives them a priority over the holders of our common stock. We expect to grant similar rights to The Tail Wind Fund, Ltd. in the very near future.

      Some of our executives have made loans to us under promissory notes. Our obligations under these promissory notes are secured by, among other things, mortgages upon all of the real property owned by us and pledges of substantially all of our assets. If we become insolvent or are liquidated, or if payment under the promissory notes are accelerated, the holders of the promissory notes will be entitled to exercise the remedies available to a secured lender under applicable law which would entitle them to full repayment before any funds could be paid to our shareholders. Upon completion of the transactions contemplated by the settlement agreement with The Tail Wind Fund, Ltd., we will issue to Tail Wind a $1 million secured promissory note due in February 2005. Our obligation to repay the note will be secured by, among other things, a mortgage on the real property owned by us and pledges of our fixed assets in Fairfield, New Jersey. If a default occurs under the note or the security documents, Tail Wind will also be entitled to remedies generally available to a secured lender, which would entitle Tail Wind to full payment before any funds could be paid to our shareholders.

We may not be successful in our efforts to develop a calcitonin or other peptide product that will produce revenues sufficient to sustain our operations.

      Our success depends on our ability to commercialize a calcitonin or other peptide product that will produce revenues sufficient to sustain our operations. We may never develop a calcitonin or other peptide product that makes us profitable. Our ability to achieve profitability is dependent on a number of factors, including our ability to complete development efforts, obtain regulatory approval for our product candidates, and commercialize successfully those product candidates or our technologies.

      We believe that the development of more desirable formulations is essential to expand consumer acceptance of peptide pharmaceutical products. However, we may not be successful in our development efforts, or other companies may develop these products before we do.

      Even if we are successful in our development efforts, we may not be able to obtain the necessary regulatory approval for our products. The FDA must approve the commercial manufacture and sale of pharmaceutical products in the United States. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the United States. Although we have received regulatory approval in the European Union and Switzerland for the sale of our injectable calcitonin product, none of our products have been approved for sale in the United States, and our products may never receive the approvals necessary for commercialization. We must conduct further human testing on our products before they can be approved for commercial sale. Any delay in receiving, or failure to receive, these approvals would adversely affect our ability to generate product revenues.

     If any of our products are approved for commercial sale, we will need to manufacture the product in commercial quantities at a reasonable cost in order for it to be a successful product that will generate profits. Because of our limited clinical, manufacturing and regulatory experience and the lack of a marketing organization, we are likely to rely on licensees or other parties to perform one or more tasks for the commercialization of pharmaceutical products. We may incur additional costs and delays while working with these parties, and these parties may ultimately be unsuccessful.

We have made a substantial investment in our production facility which we will need to upgrade or expand in order to manufacture some of our products in commercial quantities required by our corporate partners.

     We have constructed and are operating a facility intended to produce calcitonin and other peptides. This facility has been approved by European regulatory authorities for the manufacture of calcitonin for human use, but has not yet been inspected or approved by the FDA. The risks associated with this facility include the failure to achieve targeted production and profitability goals, the development by others of superior processes and products, and the absence of a market for products produced by the facility. In addition, the successful commercialization of any of our products may require us to make additional expenditures to expand or upgrade our manufacturing operations. We may be unable to make these capital expenditures when required.

We are dependent on partners for the commercial development of our products.

     We do not currently have, nor do we expect to have in the near future, sufficient financial resources and personnel to develop and market our products on our own. Accordingly, we expect to continue to depend on large pharmaceutical companies for revenues from sales of products, research sponsorship and distribution of our products.

     The process of establishing partnerships is difficult and time-consuming. Our discussions with potential partners may not lead to the establishment of new partnerships on favorable terms, if at all. If we successfully establish new partnerships, the partnerships may never result in the successful development of our product candidates or the generation of significant revenue. Management of our relationships with these partners would require:

        .  significant time and effort from our management team;

        . coordination of our research with the research priorities of our corporate partners;

        .  effective allocation of our resources to multiple projects; and

        . an ability to attract and retain key management, scientific and other personnel.

We may not be able to manage these relationships successfully.

     With the termination of our Pfizer collaboration, we currently have no licenses for any of our products in the U.S. We are pursuing opportunities to license, or enter into distribution arrangements for, our oral, nasal and injectable calcitonin products, as well as other possible peptide products. However, we may not be successful in any of these efforts.

     In June 2000, we entered into a joint venture with a pharmaceutical company in the People's Republic of China for the manufacture and distribution of injectable and nasal calcitonin products in China and possibly other Asian markets, for the treatment of osteoporosis. The joint venture began operations in March 2002. We expect joint venture sales of the injectable calcitonin product to begin in April 2002. However, it is uncertain whether it will generate meaningful revenues or profits for Unigene. We also have entered into distribution agreements for our injectable formulation of calcitonin in the United Kingdom, Ireland and Israel. To date, we have not received material revenues from these distribution agreements.

Because we are a biopharmaceutical company, our operations are subject to extensive government regulations.

     Our laboratory research, development and production activities, as well as those of our collaborators and licensees, are subject to significant regulation by federal, state, local and foreign governmental authorities. In addition to obtaining FDA approval and other regulatory approvals for our products, we must obtain approvals for our manufacturing facility to produce calcitonin and other peptides for human use. The regulatory approval process for a pharmaceutical product requires substantial resources and may take many years. Our inability to obtain approvals or delays in obtaining approvals would adversely affect our ability to continue our development program, to manufacture and sell our products, and to receive revenue from milestone payments, product sales or royalties.

     The FDA or other regulatory agencies may audit our production facility at any time to ensure compliance with cGMP. These guidelines require that we conduct our production operation in strict compliance with our established rules for manufacturing and quality controls. Any of these agencies can suspend production operations and product sales if they find significant or repeated changes from these guidelines. A suspension would likely cause us to incur additional costs or delays in product development.

If our products receive regulatory approval, our competitors may eventually include large pharmaceutical companies with superior resources.

     Unigene is engaged in a rapidly changing and highly competitive field. To date, Unigene has concentrated its efforts primarily on one product -- calcitonin -- for treating osteoporosis and other indications. During 2001, we began developing other peptide products, including parathyroid hormone for osteoporosis. Like the market for any pharmaceutical product, the market for treating osteoporosis and these other indications has the potential for rapid, unpredictable and significant technological change. Competition is intense from specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. We currently have no products approved for sale in the U.S. If we are successful in obtaining approval for one of our products, our future competitors will have substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major companies in the field of osteoporosis treatment include Novartis, Wyeth, Merck, Eli Lilly, and Procter and Gamble. We would be able to compete with these companies only if we have partnered with a major pharmaceutical or biotechnology company. Any one of these entities could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Our success depends upon our ability to protect our intellectual property rights.

     We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral formulations that we have invented in the course of our research. To date, eight U.S. patents have issued and other applications are pending. We have also made patent application filings in selected foreign countries and numerous foreign patents have issued. We face the risk that any of our pending applications will not issue as patents. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

     We also rely on trade secrets to protect our inventions. Our policy is to include confidentiality obligations in all research contracts, joint development agreements and consulting relationships that provide access to our trade secrets and other know-how. However, parties with confidentiality obligations could breach their agreements causing us harm. If a secrecy obligation were to be breached, we may not have the financial resources necessary for a legal challenge. If licensees, consultants or other third parties use technological information independently developed by them or by others in the development of our products, disputes may arise from the use of this information and as to the ownership rights to products developed using this information. These disputes may not be resolved in our favor.

Our technology or products could give rise to product liability claims.

     Our business exposes us to the risk of product liability claims that are a part of human testing, manufacturing and sale of pharmaceutical products. The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our products are not actually at fault for causing an injury. Furthermore, our products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend and may result in large judgments against us. Even if a product liability claim is not successful, the adverse publicity, time, and expense involved in defending such a claim may interfere with our business. We may not have sufficient resources to defend against or satisfy these claims. Although we maintain $2,000,000 in product liability insurance coverage, this amount may not be sufficient to protect us against losses or may be unavailable in the future on acceptable terms, if at all.

We may be unable to retain key employees or recruit additional qualified personnel.

     Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical, and managerial personnel. There is intense competition for qualified personnel in our business. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, and managerial personnel in a timely manner would harm our research and development programs and our business.

     Dr. Warren Levy and Dr. Ronald Levy have been our principal executive officers since our inception. We rely on them for their leadership and business direction. Each of them has entered into an agreement with us providing that he shall not engage in any other employment or business for the period of his employment with us. However, each of them is only bound by his respective employment agreement to provide services for a one-year term. The loss of the services of either of these individuals could significantly delay or prevent the achievement of our scientific and business objectives.

The market price of our common stock is volatile.

     The market price of our common stock has been, and we expect it to continue to be, highly unstable. Factors, including our announcement of technological improvements or announcements by other companies, regulatory matters, research and development activities, new or existing products or procedures, signing or termination of licensing agreements, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and public concern over the safety of activities or products have had a significant impact on the market price of our stock. We expect such factors to continue to impact our market price for the foreseeable future. In addition, potential dilutive effects of future sales of shares of Unigene common stock by Unigene or its stockholders, including sales by Fusion and by Tail Wind and by the exercise and subsequent sale of Unigene common stock by the holders of outstanding and future warrants and options could have an adverse effect on the price of our stock.

Our common stock is classified as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell our common stock.

     Our common stock is traded on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it was listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small-Cap Market. Because Unigene common stock is not traded on a stock exchange or on the Nasdaq National Market or the Nasdaq Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock is classified as a "penny stock." Rule 15g-9 of the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

The sale of our common stock to Fusion could cause the price of our common stock to decline.

     All of the shares offered for sale by Fusion are freely tradeable. However, Fusion has agreed that it will not sell or otherwise transfer the 2,000,000 commitment shares or the 1,000,000 shares of common stock issuable upon the exercise of the warrant that we issued to Fusion as part of its commitment fee until the earlier of the termination of the common stock purchase agreement, the occurrence of an event of default by us under the agreement or May 2003. Fusion may sell none, some or all of the shares of common stock purchased from Unigene at any time. We have been advised by Fusion that the shares registered in this offering will be sold over a period of up to 24 months from May 2001. Depending upon market liquidity at the time, the resale by Fusion of shares at any given time could cause the trading price of our common stock to decline. The sale by Fusion of a substantial number of shares purchased from us, or the anticipation of such sales, could make it more difficult for us to sell equity or equity related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The sale of common stock to Fusion could cause substantial dilution of our common stock and significantly impact our capital structure.

     The price at which Fusion is obligated to purchase shares of our common stock under the common stock purchase agreement will fluctuate based on the market price of our common stock. See "Business - Fusion Financing" for a detailed description of the purchase price.

     If Fusion purchased the remaining balance of $18,004,270 purchasable under the common stock purchase agreement, at a price equal to $.69, the closing sale price of our common stock on March 15, 2002, Fusion would be able to purchase an additional 26,093,145 shares of our common stock. These shares, along with the 2,000,000 shares and the 1,000,000 shares of common stock issuable upon the exercise of the warrant which was issued to Fusion as a commitment fee, would represent 36% of our outstanding common stock as of March 15, 2002.

     The issuance of these shares would result in significant dilution to the ownership interests of other holders of our common stock. The amount of dilution would be higher if the market price of our common stock is lower than the current market price at the time Fusion purchases shares under the common stock purchase agreement, as a lower market price would cause more shares of our common stock to be issuable to Fusion. Subsequent sales of these shares in the open market by Fusion may also have the effect of lowering our stock price, thereby increasing the number of shares issuable under the common stock purchase agreement and consequently further diluting our outstanding shares. Although we have the right to reduce or suspend Fusion purchases at any time, the financial condition of Unigene at the time may require Unigene to waive its right to suspend purchases even if there is a decline in the market price. If the closing sale price of our common stock is at least $4.00 for five (5) consecutive trading days, we have the right to increase the daily purchase amount above $43,750, provided the closing sale price of our common stock remains at least $4.00.

The existence of the agreement with Fusion to purchase shares of Unigene common stock could cause downward pressure on the market price of the Unigene common stock.

     Both the actual dilution and the potential for dilution resulting from sales of Unigene common stock to Fusion could cause holders to elect to sell their shares of Unigene common stock, which could cause the trading price of the Unigene common stock to decrease. In addition, prospective investors anticipating the downward pressure on the price of the Unigene common stock due to the shares available for sale by Fusion could refrain from purchases or cause sales or short sales in anticipation of a decline of the market price, which may itself cause the price of our stock to decline.

The issuance of our common stock to Tail Wind could cause the price of our common stock to decline. It could also cause dilution of our common stock.

     On April 9, 2002, Unigene and Tail Wind entered into a settlement agreement whereby Unigene has agreed to issue to Tail Wind a $1 million secured promissory note and two million shares of common stock. See "Item 3-Legal Proceedings." Generally, the two million shares will be issued to Tail Wind at a rate of 50,000 shares per week over a 40-week period, depending on trading volume. Tail Wind may sell none, some or all of the shares of common stock issued to it at any time. Depending upon market liquidity, the resale of the shares by Tail Wind could cause the trading price of our common stock to decline. Moreover, the issuance of the shares to Tail Wind could result in dilution to the ownership interests of other holders of our common stock. Both the actual dilution and the potential for dilution resulting from the issuance of our common stock to Tail Wind could cause holders to elect to sell their shares of common stock, which could cause the trading price of our common stock to decrease. In addition, prospective investors anticipating the downward pressure on the price of our common stock due to the shares available for sale by Tail Wind could refrain from purchases or cause sales or short sales in anticipation of a decline of the market price, which may itself cause the price of our stock to decline.

Item 2.  Properties

     We own a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey.

      Our 32,000 square foot cGMP production facility, of which 20,000 square feet are currently being used for the production of calcitonin and can be used for the production of other peptides, was constructed in a building located in Boonton, New Jersey. We lease the facility under a ten-year agreement, which began in February 1994. We have two 10-year renewal options and an option to purchase the facility.

     We believe that these facilities are adequate for current purposes.

Item 3.  Legal Proceedings

     In July 2000, the Tail Wind Fund, Ltd., the holder of $2,000,000 in principal amount of 5% convertible debentures issued by Unigene to Tail Wind in a private placement completed in June 1998, filed with the American Arbitration Association a demand for arbitration against Unigene. In its demand, Tail Wind claimed that it was owed, as of June 30, 2000, approximately $3,400,000, consisting of principal, interest and penalties, resulting from

Unigene's default under various provisions of the debentures and related agreements. These alleged defaults included Unigene's failure to redeem the debentures after becoming obligated to do so, the failure to pay interest when due, and the failure to pay liquidated damages arising from the delisting of the Unigene common stock from the Nasdaq National Market. In June 2001, the arbitration was postponed to allow Tail Wind and Unigene to engage in settlement discussions. On April 9, 2002, Unigene and Tail Wind entered into a settlement. Pursuant to the terms of the settlement agreement, Tail Wind has agreed to surrender to Unigene the $2 million in principal amount of convertible debentures that remain outstanding and to release all claims against Unigene relating to Tail Wind's purchase of the convertible debentures, including all issues raised in the arbitration, which are currently in excess of $4 million. In exchange, Unigene has agreed to issue to Tail Wind a $1 million secured promissory note and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. The shares are valued at $1.1 million in the aggregate, based on Unigene's closing stock price on April 9, 2002. Unigene will therefore recognize a gain for accounting purposes of approximately $2 million on the extinguishment of debt and related interest. Unigene is required to deposit the two million shares of common stock with an escrow agent and to file a registration statement covering the resale of the shares with the Securities and Exchange Commission. Once the registration statement is declared effective by the SEC, the escrow agent will release the shares to Tail Wind at a rate of 50,000 shares per week over a 40-week period, depending on trading volume. If the registration statement is not declared effective on a timely basis as provided for in the settlement agreement, Unigene may incur penalties of $1,000 per day.

     In July 2000, Reseau de Voyage Sterling, Inc. filed suit against Unigene in the Supreme Court of the State of New York. Unigene removed this case to the United States District Court for the Southern District of New York. The plaintiff, which purchased from a third party a warrant to purchase one million shares of Unigene common stock, alleges that Unigene breached a verbal agreement with the plaintiff to extend the term of the warrant beyond its expiration date. The plaintiff is seeking damages of $2 million. We believe that this suit is completely without merit, and we will continue to vigorously contest the claim.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Unigene has not declared or paid any cash dividends since inception, and does not anticipate paying any in the near future.

     Unigene became a public company in 1987. As of March 1, 2002, there were 491 holders of record of our common stock. Our common stock is traded on the OTC Bulletin Board under the symbol UGNE. The prices below represent high and low sale prices.

                                 2001                   2000
                                 ----                   ----
                                High-Low               High-Low
                                --------               --------

          1/st/ Quarter:       $1.88-0.38              $5.38-0.54
          2/nd/ Quarter:        0.65-0.33               3.66-1.44
          3/rd/ Quarter:        0.44-0.19               3.03-2.00
          4/th/ Quarter:        0.66-0.33               3.00-0.97

Recent Sales of Unregistered Securities

      In the quarter ended December 31, 2001, Unigene sold 2,533,493 shares of common stock to Fusion Capital Fund II, LLC for gross proceeds of $949,434. All of such shares were issued by Unigene without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933, because the offer and sale was made to a limited number of investors in a private transaction.

Item 6.  Selected Financial Data

STATEMENT OF OPERATIONS DATA
----------------------------
(In thousands, except per share data)

                                                                         Year Ended December 31,
                                            ----------------------------------------------------------------     -------------
                                                2001            2000              1999             1998              1997
                                            -------------   -------------     -------------    -------------     -------------
Revenue:
Licensing & other revenue                    $    865            3,287         $  9,589         $  5,050         $  3,003
Costs and expenses:
Research & development expenses                 9,122           11,484            9,375            9,042            9,416
General and administrative                      2,700            3,187            2,212            2,068            2,016
Loss before extraordinary item and
   cumulative effect of accounting
   change                                     (12,472)         (11,469)          (1,577)          (6,737)         (10,128)
Extraordinary item                                 --               --               --             (144)              --
Cumulative effect of accounting
   change                                          --           (1,000)              --               --               --
Net loss                                      (12,472)         (12,469)          (1,577)          (6,881)         (10,128)
Basic and diluted loss per share:
Loss before extraordinary item and
   cumulative effect of accounting change        (.26)            (.26)            (.04)            (.17)            (.27)
Extraordinary item                                 --               --               --             (.01)              --
Cumulative effect of accounting change             --             (.02)              --               --               --
                                             --------         --------         --------         --------         --------
Net loss                                         (.26)            (.28)            (.04)            (.18)            (.27)
                                             ========         ========         ========         ========         ========
Weighted average number of shares
   outstanding                                 47,483           44,008           40,719           38,701           37,397

BALANCE SHEET DATA
------------------
(In thousands)                                                                December 31,
                                            ----------------------------------------------------------------------------------
                                                2001            2000              1999             1998             1997
                                            -------------   -------------     -------------    -------------     -------------
Cash and cash equivalents                    $    405         $     17         $    683         $    403         $  2,126
Working capital (deficiency)                  (22,089)         (13,267)          (2,759)          (1,805)             310
Total assets                                    7,519            9,047           13,778           11,564           13,692
Long-term debt and other long-term
   obligations                                    509              546            1,003            3,931            1,608
Total liabilities                              23,359           14,540            9,049            7,344            4,258
Total stockholders' equity (deficit)          (15,840)          (5,493)           4,729            4,220            9,433


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

RESULTS OF OPERATIONS
Years ended December 31, 2001, 2000 and 1999

Revenue.
-------

      Revenue decreased 74% to $865,000 for the year ended December 31, 2001 as compared to $3,287,000 for the year ended December 31, 2000, due to Pfizer's termination of its license agreement with Unigene in March 2001. Revenue decreased 66% to $3,287,000 for the year ended December 31, 2000 as compared to $9,589,000 for the year ended December 31, 1999. Revenue for 2001 consisted primarily of $339,000 in bulk calcitonin sales as well as deferred revenue, final analytical testing services provided to Pfizer and $94,000 received in a grant from the National Institute of Health. In 2000 and 1999, revenue consisted primarily of milestone revenue from Pfizer resulting from the achievement of milestones in the development of an oral calcitonin product for treating osteoporosis. Revenue in those years was affected by the timing of the completion of the various milestones. In addition, revenue for the year ended December 31, 2000 included $800,000 from the amortization of deferred revenue related to the initial licensing fee paid by Pfizer in 1997 and $345,000 for analytical testing services provided to Pfizer.

Research and Development Expenses.
---------------------------------

     Research and development, Unigene's largest expense, decreased 21% in 2001 to $9,122,000 from $11,484,000 in 2000 and increased 22% in 2000 from $9,375,000 in 1999. The decrease in 2001 was primarily attributable to decreased expenses related to Unigene's nasal calcitonin product, as well as decreased production expenditures. The increased expenditures in 2000 were primarily attributable to Unigene's clinical trials for its nasal calcitonin product and an increase in expenditures related to an increase in calcitonin production and the write-off of inventory in the fourth quarter as a result of Pfizer's termination of our agreement, partially offset by a reduction in consulting fees related to the Pfizer collaboration. Expenditures for the sponsorship of collaborative research programs were $405,000, $411,000 and $250,000 in 2001, 2000 and 1999, respectively, which are included as research and development expenses. A portion of these expenditures was reimbursed by Pfizer in 1999.

General and Administrative Expenses.
-----------------------------------

     General and administrative expenses decreased 15% in 2001 to $2,700,000 from $3,187,000 in 2000 and increased 44% in 2000 from $2,212,000 in 1999. The
2001 decrease was primarily attributable to the recognition of a non-cash expense in 2000 of $220,000 due to the issuance of a warrant to a consultant, and to the recognition of a $350,000 expense in 2000 to terminate Unigene's former joint venture in China. This was partially offset by the recognition of a non-cash expense in 2001 of $225,000 due to additional shares of common stock to be issued to two consultants as compensation for the lack of an effective registration statement. The 2000 increase was primarily due to the recognition of non-cash expenses of $220,000 due to the issuance of warrants to a consultant and stock option compensation of $399,000, in addition to the recognition of a $350,000 expense to terminate Unigene's former joint venture in China.

Interest Income.
---------------

     Interest income decreased $41,000 or 84% in 2001 from 2000, after increasing $12,000 or 31% in 2000 from 1999. The 2001 decrease in interest income resulted from reduced funds available for investment. The 2000 increase was due to higher interest rates on investments.

Interest Expense.
----------------

     Interest expense increased $885,000 or 74% in 2001 to $2,084,000 from $1,199,000 in 2000 after increasing $27,000 or 2% in 2000 from $1,171,000 in
1999. Interest expense increased in 2001 due to increased stockholders' loans and higher interest rates on a portion of these loans. Stockholders' loans to Unigene increased $6,110,000 during 2001. In addition, due to the fact that Unigene did not make principal and interest payments on stockholders' loans when due, the interest rate on $1,100,000 of these new loans and on $4,743,323 of prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $512,000 for 2001. Interest expense increased in 2000, as compared to 1999, due to increased notes payable to stockholders and to higher interest rates in 2000 on the 5% convertible debentures, offset by a reduction in the amortization of the beneficial conversion feature and related warrants on the 5% convertible debentures as compared to 1999. The annual interest rate on the $2,000,000 in outstanding principal amount of the 5% Debentures increased in 2000 to 20% resulting from the failure of Unigene to make a semi-annual interest payment that was due in January 2000. In addition, since October 1999, Unigene has been accruing additional interest expense monthly in an amount equal to 2% of the outstanding principal amount of the 5% Debentures as a penalty for the removal of Unigene's Common Stock from trading on the Nasdaq Stock Market in October 1999. The expenses incurred in connection with the 5% Debentures in 2000 were partially offset by a 50% decrease in the principal balance outstanding as a result of conversions to common stock during 1999.

Income Tax Benefit.
------------------

     The income tax benefit in 2001 of $561,000, in 2000 of $1,065,000 and in 1999 of $1,553,000 consists of proceeds received for the sale of a portion of Unigene's state tax net operating loss carryforwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. The purpose of the New Jersey program is to provide financial assistance to high-technology and biotechnology companies in order to facilitate future growth and job creation.

Cumulative Effect of Accounting Change.
--------------------------------------

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which we refer to as SAB 101. Prior to the implementation of SAB 101, non-refundable license fees received upon execution of license agreements were recognized as revenue immediately. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. Unigene was required to adopt SAB 101, as amended, in the fourth quarter of 2000 with an effective date of January 1, 2000, and the recognition of a cumulative effect adjustment calculated as of January 1, 2000. Unigene adopted SAB 101 in 2000, changing its revenue recognition policy for up-front licensing fees that require services to be performed in the future from immediate revenue recognition to deferral of revenue with the up-front fee recognized over the life of the agreement. In 1997, Unigene recognized $3,000,000 in revenue from an up-front licensing fee from Pfizer. With the adoption of SAB 101, Unigene is now recognizing this revenue over a 45 month period, equivalent to the term of its oral calcitonin agreement with Pfizer which was terminated in March 2001. Unigene therefore recognized a non-cash cumulative effect adjustment of $1,000,000 as of January 1, 2000 representing a revenue deferral over the remaining 15 months of the agreement. Unigene recognized $800,000 in revenue in 2000 and $200,000 of revenue in 2001 as a result of this deferral.

Net Loss.
--------

     During 2001, operating expenses decreased from the prior year. In addition, a cumulative effect adjustment was recognized in 2000. This was offset by a reduction in revenue from Pfizer, after Pfizer terminated its license agreement with Unigene, and also by an increase in interest expense. As a result, net loss increased $3,000 for the year ended December 31, 2001 from the prior year. During 2000, revenue decreased approximately $6,300,000 principally due to the timing of the achievement of various milestones in the Pfizer agreement. In addition, operating expenses were higher as Unigene increased its product commercialization efforts including its nasal calcitonin clinical trials. Also, Unigene recognized a cumulative charge from an accounting change offset by a realized income tax benefit. Therefore, net loss increased $10,892,000 for the year ended December 31, 2000 from the prior year.

Summary of Critical Accounting Policies.
---------------------------------------

     The Securities and Exchange Commission recently issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that are both important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies which are more fully described in Note 3 of the Notes to the Financial Statements included in this Annual Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which the selection of an available policy would not produce a materially different result.

     Revenue Recognition: Revenue from the sale of product is recognized upon shipment to the customer. Revenue from grants is recognized when earned. Such revenues generally do not involve difficult, subjective or complex judgments. Non-refundable milestone payments that represent the completion of a separate earnings process and a significant step in the research and development process are recognized as revenue when earned. This sometimes requires management to judge whether or not a milestone has been met, and when it should be recognized in the financial statements. Non-refundable license fees received upon execution of license agreements where Unigene has continuing involvement are deferred and recognized as revenue over the life of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents.

     Inventory Valuation: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. This requires management to estimate the marketability of its products. Currently, Unigene has no approved products for sale in the United States. However, we do sell calcitonin overseas and in the U.S. for research purposes. We therefore capitalize and recognize in finished goods inventory the estimated value of saleable calcitonin.

     Accounting for Stock Options: We account for stock options granted to employees and directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. We account for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Had compensation cost for options granted to employees and directors been determined consistent with SFAS No. 123, Unigene's net loss would have increased for the years ended December 31, 2001, 2000 and 1999 by approximately $780,000, $175,000 and $605,000, respectively.

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Liquidity and Capital Resources.
-------------------------------

     At December 31, 2001, Unigene had cash and cash equivalents of $405,000, an increase of $388,000 from December 31, 2000.

     We do not have sufficient financial resources to continue to fund our operations at the current level. Unigene has incurred annual operating losses since its inception and, as a result, at December 31, 2001, had an accumulated deficit of approximately $87,850,000 and a working capital deficiency of approximately $22,100,000. The independent auditors' report covering Unigene's 2001 financial statements includes an explanatory paragraph stating that these factors raise substantial doubt about our ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

     Unigene's cash requirements to operate its research and peptide manufacturing facilities and develop its products are approximately $10 to 11 million per year. In addition, Unigene has principal and interest obligations under the Tail Wind note and its outstanding notes payable to the Levys, as well as obligations relating to its current and former joint ventures in China.

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

Through December 31, 2001, we had received a total of $22.9 million from Pfizer consisting of $3 million for an equity investment, $3 million for a licensing fee, $400,000 for analytical testing services and recognized an aggregate of $16.5 million in milestone revenue. Pfizer conducted a Phase I/II human study which was completed in December 2000. Pfizer analyzed the results of the study and informed Unigene in March 2001 that the study did not achieve Pfizer's desired results. Pfizer terminated the license agreement citing this conclusion. As a result of the termination, Pfizer was no longer obligated to make additional milestone payments or royalty payments to us (previously achieved milestones had been paid in full prior to December 31, 2000). At the time the agreement was terminated, there were remaining milestone payments in the aggregate amount of $32 million. Of this total, $16 million was related to commencement of clinical trials or regulatory submissions and $16 million was related to regulatory approvals in the U.S. and overseas. We believe that this study, in which an FDA approved product also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral calcitonin product. Unigene also believes that the results would have been more favorable if subjects in the study had received calcium supplementation in addition to the calcitonin. Therefore, Unigene intends to continue the development of its oral calcitonin product as a treatment of osteoporosis, and is seeking potential licensees in the U.S. and other countries. Until we are able to enter into a new licensing agreement, the termination of the Pfizer agreement leaves us without a source of significant revenue and makes us dependent upon alternative methods of financing our current and future operations such as related-party loans and the equity financing discussed below.

     As a result of the termination of the Pfizer agreement, we no longer have restrictions on selling bulk calcitonin. During 2001, we sold a total of $339,000 of bulk calcitonin. Unigene also has the right to license the use of its technologies for injectable and nasal formulations of calcitonin on a worldwide basis. Unigene has licensed distributors in the United Kingdom, Ireland and Israel for its injectable product. However, these distribution agreements have not produced significant revenues. In June 2000, we entered into a joint venture agreement in China with SPG to manufacture and market our injectable and nasal products. Unigene is actively seeking other licensing and/or supply agreements with pharmaceutical companies for its injectable and nasal calcitonin products and for other pharmaceutical products that can be manufactured and/or delivered using its patented technologies, and is also exploring other opportunities including business combinations. However, we may not be successful in our efforts to enter into any additional revenue generating agreements.

     We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of various forms of calcitonin and other peptide products for the treatment of osteoporosis, including nasal and oral calcitonin, and, beginning in 2001, parathyroid hormone. In each case, we seek to develop the basic product and then license the product to an established pharmaceutical company to complete the development, clinical trials and regulatory process. As a result, we will not control the nature, timing or cost of bringing our products to market. We do not track costs on a per project basis, and therefore are unable to allocate our total research and development costs incurred to date to our various products. Each of these products is in various stages of completion. For nasal calcitonin, we filed an Investigational New Drug Application with the FDA in February 2000 and successfully completed human studies using our product. The remaining steps to commercialize this product would include the signing of a license or distribution agreement and the filing of an NDA with the FDA around mid-year 2002. The remaining cost for preparing and filing the NDA is approximately $250,000. Unigene is seeking a licensing partner or contract sales organization which could proceed to market nasal calcitonin after FDA approval. We believe that this product could be on the market as soon as 2003. For oral calcitonin, Pfizer terminated its license agreement with Unigene in March 2001 and as a result we will require a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. We expect that the costs of these trials would be borne by our future licensee due to our limited financial resources. Because multiple clinical trials are still necessary for our oral calcitonin product, the product launch would take at least several years. Parathyroid hormone is in very early stages of development. It is too early to speculate on a marketable product using our parathyroid hormone. However, we would expect cash inflows prior to commercialization from any license agreement we sign in the form of up-front payments and milestone payments. Due to our limited financial resources, the delay in signing license or distribution agreements for our products, or the delay in obtaining regulatory approvals for our products would have an adverse effect on our operations and our cash flow.

We have a number of future payment obligations under various agreements. They are summarized at December 31, 2001, except as to the Tail Wind note which is as of April 9, 2002, as follows:

      Contractual Obligations                     Total           2002           2003            2004        Thereafter
      -----------------------                     -----           ----           ----            ----        ----------
Chinese joint ventures                          1,165,000         670,000             --         495,000            --
Tail Wind Note                                  1,000,000              --             --              --     1,000,000
Short-term notes payable - stockholders         8,983,323       8,983,323             --              --            --

Long-term notes payable - stockholders          1,870,000       1,870,000             --              --            --
Capital leases                                     43,808          29,677         14,131              --            --
Operating leases                                  544,169         245,180        227,010          39,676        32,303
Executive compensation                            335,000         335,000             --              --            --

                                               --------------------------------------------------------------------------
   Total Contractual Obligations               13,941,300      12,133,180        241,141         534,676       1,032,303
                                               --------------------------------------------------------------------------

     Unigene maintains its peptide production facility on leased premises in Boonton, New Jersey. We began production under current Good Manufacturing Practice guidelines at this facility in 1996. The current lease expires in 2004. Unigene has two consecutive ten-year renewal options under the lease, as well as an option to purchase the facility. During 2001, Unigene invested approximately $20,000 in fixed assets and leasehold improvements. Currently, Unigene has no material commitments outstanding for capital expenditures relating to either the Boonton facility or the office and laboratory facility in Fairfield, New Jersey.

     Under the terms of the joint venture with SPG, Unigene is obligated to contribute up to $405,000 in cash during 2002 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by Unigene's share of joint venture profits. As of December 31, 2001, Unigene had not made any contributions to the joint venture. The joint venture began operations in March 2002. In addition, Unigene is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in 14 monthly installment payments of $25,000 in order to terminate its former joint venture in China, of which $85,000 had been paid as of December 31, 2001. We recognized the entire $350,000 obligation as an expense in 2000.

     In June 1998, Unigene completed a private placement of $4,000,000 in principal amount of 5% convertible debentures from which Unigene realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of Unigene's common stock. The interest on the debentures, at our option, was payable in shares of common stock. Upon conversion, the holder of a 5% debenture was entitled to receive warrants to purchase a number of shares of common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of common stock that Unigene was obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, was limited to 3,852,500 shares. After this share limit was reached, we became obligated to redeem all 5% debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In December 1999, Unigene was unable to convert $200,000 in principal of the 5% debentures tendered for conversion because the conversion would have exceeded the share limit. As a result, Unigene accrued, as of December 31, 1999, an amount equal to $400,000 representing the 20% premium on the outstanding $2,000,000 in principal amount of 5% debentures that had not been converted. As of December 31, 2001, all of the $2,000,000 in principal amount of 5% debentures were tendered for conversion and therefore are classified as a current liability in the amount of $2,400,000. Through December 31, 2001, Unigene issued a total of 3,703,362 shares of common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, Unigene issued an additional 103,032 shares of common stock upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

     On January 5, 2000, Unigene failed to make the required semi-annual interest payment on the outstanding 5% debentures. As a result, the interest rate on the outstanding 5% debentures has increased to 20% per year. The semi-annual interest payments due July 5, 2000, January 5, 2001, July 5, 2001 and January 5, 2002 also have not been made. As of March 1, 2002, the accrued and unpaid interest on the 5% debentures totaled approximately $933,000. In addition, due to the delisting of Unigene's common stock from the Nasdaq National Market in October 1999, we became obligated under a separate agreement to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. Unigene has not made any of these payments to date, but has accrued the amounts as additional interest expense. As of March 1, 2002, the accrued and unpaid amount of this penalty totaled approximately $1,177,000.

     Because of our failure to make cash payments to the holder of the debentures, an event of default occurred. As a result, the holder filed a demand for arbitration against Unigene in July 2000. In June 2001, the arbitration was postponed to allow Tail Wind and Unigene to engage in settlement discussions. On April 9, 2002, Unigene and Tail Wind entered into a settlement. Pursuant to the terms of the settlement agreement, Tail Wind has agreed to surrender to Unigene the $2 million in principal amount of convertible debentures that remain outstanding and to release all claims against Unigene relating to Tail Wind's purchase of the convertible debentures, including all issues raised in the arbitration, which are currently in excess of $4 million. In exchange, Unigene has agreed to issue to Tail Wind a $1 million secured promissory note and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. The shares are valued at $1.1 million in the aggregate, based on Unigene's closing stock price on April 9, 2002. Unigene will therefore recognize a gain for accounting purposes of approximately $2 million on the extinguishment of debt and related interest. Unigene is required to deposit the two million shares of common stock with an escrow agent and to file a registration statement covering the resale of the shares with the Securities and Exchange Commission. Once the registration statement is declared effective by the SEC, the escrow agent will release the shares to Tail Wind at a rate of 50,000 shares per week over a 40-week period, depending on trading volume. If the registration statement is not declared effective on a timely basis as provided for in the settlement agreement, Unigene may incur penalties of $1,000 per day.

Unigene will therefore recognize a gain for accounting purposes of approximately $2 million on the extinguishment of debt and related interest in the second quarter of 2002. Generally, the two million shares will be issued to Tail Wind at a rate of 50,000 shares per week over a 40-week period, depending on trading volume. Unigene is required to file a registration statement covering the resale of the shares with the Securities and Exchange Commission.

     To satisfy Unigene's short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to Unigene. During 2001, Jay Levy made demand loans to Unigene of $6,100,000 and Warren Levy and Ronald Levy each made demand loans to Unigene of $5,000. Unigene has not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $512,000, and total interest expense on all Levy loans was approximately $1,087,000 for 2001. As of March 1, 2002, total accrued interest on all Levy loans was approximately $2,199,000 and the outstanding loans by these individuals to Unigene, classified as short-term debt, totaled $11,203,323 and consist of:

..    Loans from Jay Levy in the aggregate principal amount of $3,465,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.00% at March 1, 2002) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in Unigene's equipment and real property. Accrued interest on these loans at March 1, 2002 was approximately $1,171,000.

..    Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of Unigene's equipment and a mortgage on Unigene's real property. The terms of the notes require Unigene to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at March 1, 2002 was approximately $439,000.

..    Loans from Jay Levy in the aggregate principal amount of $5,350,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (6.00% at March 1, 2002) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at March 1, 2002 was approximately $211,000.

..    Loans from Warren Levy in the aggregate principal amount of $260,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.00% at March 1, 2002) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (6.00% at March 1, 2002) and is classified as short-term debt. These loans are secured by a secondary security interest in Unigene's equipment and real property. Accrued interest on these loans at March 1, 2002 was approximately $190,000.

..     Loans from Ronald Levy in the aggregate principal amount of $248,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.00% at March 1, 2002) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (6.00% at March 1, 2002) and is classified as short-term debt. These loans are secured by a secondary security interest in Unigene's equipment and real property. Accrued interest on these loans at March 1, 2002 was approximately $188,000.

      Under the agreement with Fusion Capital, Unigene has the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day during the term of the agreement $43,750 of its common stock up to an aggregate of $21,000,000. See Note 8 to our financial statements. The Board of Directors has authorized the sale to Fusion of up to 21,000,000 shares of Unigene common stock. From May 18, 2001 through March 15, 2002, Unigene has received $2,995,730 through the sale of 7,197,485 shares to Fusion, before cash expenses of approximately $400,000. Our sales of common stock to Fusion have been below the maximum level due to the share price and trading volume of our common stock. As a result, we are still borrowing from the Levys to supplement the funding of our operations. Depending on the future price at which shares are sold, Fusion could provide Unigene with sufficient funding to sustain its operations for up to two years. The ability of Unigene to realize these funds will also depend on its continuing compliance with the Fusion agreement.

      The extent to which we intend to utilize Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the entry into licensing agreements or the sale of calcitonin, both of which we are actively exploring. If we are unable to enter into a significant revenue generating license or other arrangement in the near term, we would need either to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. Unigene believes that satisfying its capital requirements over the long term will require the successful commercialization of its oral or nasal calcitonin products or another peptide product in the United States and abroad. However, it is uncertain whether or not any of its products will be approved or will be commercially successful. In addition, the commercialization of its oral calcitonin product may require Unigene to incur additional capital expenditures to expand or upgrade its manufacturing operations. Unigene cannot determine either the cost or the timing of such capital expenditures at this time.

      As of December 31, 2001, Unigene had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $80,000,000, expiring from 2002 through 2021, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, as of December 31, 2001, Unigene has research and development credits in the approximate amount of $3,000,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2002 through 2021. Unigene has New Jersey operating loss carryforwards in the approximate amount of $26,700,000, expiring from 2005 through 2008, which are available to reduce future earnings, which would otherwise be subject to state income tax. As of December 31, 2001, approximately $14,700,000 of these New Jersey loss carryforwards has been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, Unigene must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. In November 2001, the NJEDA approved a portion of our New Jersey tax benefits for current sale. We have sold tax benefits and realized a total of $832,000 in December 2001 and January 2002.

      Unigene follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Given our past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS No. 109 were fully reserved. As of December 31, 2001 and 2000 under SFAS No. 109, Unigene had deferred tax assets of approximately $34,000,000 and $29,000,000, respectively, subject to valuation allowances of $34,000,000 and $29,000,000, respectively. The deferred tax assets are primarily a result of Unigene's net operating losses and tax credits.

Recently Issued Accounting Pronouncements.
-----------------------------------------

      In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Unigene is required to adopt the provisions of Statement 142 effective January 1, 2002.

      Upon adoption of Statement 142, Unigene will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, Unigene will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Unigene is required to adopt the provisions of SFAS No. 142 effective January 1, 2002. Unigene does not expect that the adoption of SFAS No. 142 will have an impact on its financial statements because the Company has never entered into a purchase business combination and has no goodwill or indefinite life intangible assets at December 31, 2001.

      In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes an accounting model for impairment or disposal of long-lived assets by sale. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 for long-lived assets to have a material impact on its financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS No. 144 will have on its financial statements with respect to future decisions, if any.

Related Parties
---------------

     One of our directors is a partner in a law firm that we have engaged for legal services. In 2001, we incurred an aggregate of $11,432 in legal fees with this firm.

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

     The information below summarizes Unigene's market risks associated with debt obligations as of December 31, 2001, except as to the Tail Wind note which is as of April 9, 2002. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

     Variable interest rates disclosed represent the rates at December 31, 2001. Given Unigene's financial condition described in "Liquidity and Capital Resources" it is not practicable to estimate the fair value of our debt instruments.

                                                                          Year of Maturity
                                                 --------------------------------------------------------------------
                                  Carrying
                                   Amount           2001           2002          2003         2004          2005
                                --------------   --------------  ------------  -----------  ------------  -----------

Notes payable - stockholders    $ 3,973,323        3,973,323         --            --           --            --

Variable interest rate (1)                              11.0%        --            --           --            --

Notes payable - stockholders    $ 5,010,000        5,010,000         --            --           --            --

Variable interest rate                                   6.0%        --            --           --            --

Notes payable - stockholders    $ 1,870,000        1,870,000         --            --           --            --

Fixed interest rate (2)                                   11%        --            --           --            --

Tail Wind note                  $ 1,000,000               --         --            --           --    $1,000,000

Fixed interest rate - 6%


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

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Independent Auditors' Report .........................................................  29
BALANCE SHEETS -- December 31, 2001 and 2000 .........................................  30
STATEMENTS OF OPERATIONS -- Years Ended December 31, 2001, 2000 and 1999 .............  31
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) --
    Years Ended December 31, 2001, 2000 and 1999 .....................................  32
STATEMENTS OF CASH FLOWS -- Years Ended December 31, 2001, 2000 and 1999 .............  34
NOTES TO FINANCIAL STATEMENTS -- Years Ended December 31, 2001, 2000 and 1999 ........  35

                          Independent Auditors' Report

The Stockholders and Board of Directors
Unigene Laboratories, Inc.:

We have audited the financial statements of Unigene Laboratories, Inc. as listed in the accompanying index. These financial statements are the responsibility of Unigene's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Unigene will continue as a going concern. As discussed in Note 2 to the financial statements, Unigene has suffered recurring losses from operations and has a working capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for revenue recognition for up-front, non-refundable license fees in 2000.

                                  /S/ KPMG LLP

Short Hills, New Jersey
March 29, 2002, except as to
the last paragraph of note 7,
which is as of April 9, 2002

                           UNIGENE LABORATORIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 and 2000

ASSETS
                                                                       2001                               2000
                                                                --------------------               --------------------
Current assets:
   Cash and cash equivalents                                    $            405,040               $             17,108
   Contract receivables                                                           --                            165,671
   Prepaid expenses                                                           72,701                            129,493
   Inventory (Note 9)                                                        283,328                            415,420
                                                                --------------------               --------------------
         Total current assets                                                761,069                            727,692
Property, plant and equipment - net (Note 5)                               4,109,312                          5,684,127
Patents and other intangibles, net                                         1,375,062                          1,288,686
Investment in joint venture (Note 6)                                         900,000                            900,000
Other assets                                                                 373,811                            446,894
                                                                --------------------               --------------------
                                                                $          7,519,254               $          9,047,399
                                                                ====================               ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable (Note 10)                                   $          2,977,949               $          2,834,556
   Accrued expenses (Notes 4, 6 and 10)                                    6,589,251                          3,761,277
   Notes payable - stockholders (Note 4)                                   8,983,323                          2,873,323
   Current portion - long-term notes payable -
     stockholders (Note 4)                                                 1,870,000                          1,870,000
   5% convertible debentures (Note 7)                                      2,400,000                          2,400,000
   Current portion - capital lease obligations (Note
     11)                                                                      29,677                             55,398
   Deferred revenue                                                               --                            200,000
                                                                --------------------               --------------------
         Total current liabilities                                        22,850,200                         13,994,554

Joint venture obligation, excluding current portion
   (Note 6)                                                                  495,000                            495,000
Capital lease obligations, excluding current portion
   (Note 11)                                                                  14,131                             50,572
Commitments and contingencies  (Notes 6, 7, 8, 12
   and 18)
Stockholders' equity (deficit) (Notes 8, 13 and 14):
Common Stock - par value $.01 per share, authorized
   100,000,000 shares, issued 51,456,715 shares in
   2001 and 44,441,855 shares in 2000                                        514,567                            444,419
Additional paid-in capital                                                71,271,610                         70,053,710
Common stock to be issued (Note 13)                                          225,000                                 --
Deferred stock option compensation                                                --                           (284,948)
Deferred stock offering costs                                                     --                           (327,000)
Accumulated deficit                                                      (87,850,223)                       (75,377,877)
Less: Treasury stock, at cost, 7,290 shares                                   (1,031)                            (1,031)
                                                                --------------------               --------------------
         Total stockholders' equity (deficit)                            (15,840,077)                        (5,492,727)
                                                                --------------------               --------------------
                                                                $          7,519,254               $          9,047,399
                                                                ====================               ====================


See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2001, 2000 and 1999

                                                             2001                   2000                  1999
                                                       -----------------      -----------------      ----------------
Licensing and other revenue                            $         864,645      $       3,286,961      $      9,589,413
                                                       -----------------      -----------------      ----------------

Operating expenses:
   Research and development                                    9,121,999             11,484,379             9,374,528
   General and administrative                                  2,699,572              3,187,465             2,211,778
                                                       -----------------      -----------------      ----------------
                                                              11,821,571             14,671,844            11,586,306
                                                       -----------------      -----------------      ----------------
Operating loss                                               (10,956,926)           (11,384,883)           (1,996,893)

Other income (expense):
   Interest income                                                 7,989                 49,130                37,545
   Interest expense (Notes 4 and 7)                           (2,084,008)            (1,198,508)           (1,171,260)
                                                       -----------------      -----------------      ----------------

Loss before income taxes, and cumulative
   effect of accounting change                               (13,032,945)           (12,534,261)           (3,130,608)

Income tax benefit (Note 15)                                     560,599              1,064,856             1,553,268
                                                       -----------------      -----------------      ----------------

Loss before cumulative effect of accounting
   change                                                    (12,472,346)           (11,469,405)           (1,577,340)

Cumulative effect of revenue recognition
   accounting change (Note 3)                                         --             (1,000,000)                   --
                                                       -----------------      -----------------      ----------------

Net loss                                               $     (12,472,346)     $     (12,469,405)     $     (1,577,340)
                                                       =================      =================      ================

Loss per share - basic and diluted:
   Loss before cumulative effect of
   accounting change                                   $            (.26)     $            (.26)     $           (.04)
   Cumulative effect of accounting change                             --                   (.02)                   --
                                                       -----------------      -----------------      ----------------

   Net loss per share                                  $            (.26)     $            (.28)     $           (.04)
                                                       =================      =================      ================

Weighted average number of shares
outstanding - basic and diluted                               47,482,705             44,008,154            40,718,519
                                                       =================      =================      ================

Pro forma amounts assuming the revenue recognition principle adopted in 2000 is applied retroactively, exclusive of cumulative effect adjustment (See Note 3):

   Net loss                                                                   $     (11,469,405)     $       (777,340)
                                                                              =================      ================

Earnings per share -- basic and diluted:

Net loss                                                                      $            (.26)     $           (.02)
                                                                              =================      ================

See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 2001, 2000 and 1999

                              Common Stock
                      -----------------------
                                                Additional                     Deferred    Deferred Stock
                        Number of                Paid-in      Common Stock   Stock Option     Offering
                         Shares    Par Value     Capital      to be Issued   Compensation      Costs
                      ----------- ----------- -------------   ------------   ------------  --------------
Balance, January 1,
   1999                39,384,822 $   393,848 $  65,158,403   $         --   $         --  $           --

Conversion of 5%
   Debentures into
   Common Stock and
   Warrants             3,528,125      35,281     1,859,994             --             --              --

Issuance of Common
   Stock as payment
   of interest on
   5% Debentures          175,237       1,753       189,207             --             --              --

Net loss                       --          --            --             --             --              --
                      ----------- ----------- -------------   ------------   ------------  --------------

Balance, December
   31, 1999            43,088,184     430,882    67,207,604             --             --              --

Exercise of warrants    1,118,071      11,181     1,317,087             --             --              --

Exercise of stock
   options                235,600       2,356       298,177             --             --              --

Grant and
   recognition of
   stock option
   compensation                --          --       683,733             --       (284,948)             --

Deferred stock
   offering costs              --          --       327,000             --             --        (327,000)

Issuance of
   warrants as
   compensation                --          --       220,109             --             --              --

Net loss                       --          --            --             --             --              --
                      ----------- ----------- -------------   ------------   ------------  --------------

Balance, December
   31, 2000            44,441,855     444,419    70,053,710             --       (284,948)       (327,000)

Sale of common
   stock to Fusion
   at $.23 to $.47
   per share (net
   of cash issuance
   costs of
   $292,000)            5,012,485      50,125     1,211,427             --             --         327,000

Issuance of common
   stock as a
   commitment fee
   to Fusion            2,000,000      20,000       (20,000)            --             --              --

Grant and
   recognition of
   stock option
   compensation                --          --        25,000             --        284,948              --

Common stock to
   be issued                   --          --            --        225,000             --              --

Exercise of stock
   options                  2,375          23         1,473             --             --              --

Net loss                       --          --            --             --             --              --
                      ----------- ----------- -------------   ------------   ------------  --------------
                       51,456,715 $   514,567 $  71,271,610   $    225,000   $         --  $           --
                      =========== =========== =============   ============   ============  ==============

                          Accumulated  Treasury
                            Deficit      Stock        Total
                          -----------  --------   ------------
Balance, January 1,
   1999                $  (61,331,132) $ (1,031)  $  4,220,088

Conversion of 5%
   Debentures into
   Common Stock and
   Warrants                        --        --      1,895,275

Issuance of Common
   Stock as payment
   of interest on
   5% Debentures                   --        --        190,960

Net loss                   (1,577,340)       --     (1,577,340)
                       --------------   -------   ------------

Balance, December
   31, 1999               (62,908,472)   (1,031)     4,728,983

Exercise of warrants               --        --      1,328,268

Exercise of stock
   options                         --        --        300,533

Grant and
   recognition of
   stock option
   compensation                    --        --        398,785

Deferred stock
   offering costs                  --        --             --

Issuance of
   warrants as
   compensation                    --        --        220,109

Net loss                  (12,469,405)       --    (12,469,405)
                       --------------   -------   ------------

Balance, December
   31, 2000               (75,377,877)   (1,031)    (5,492,727)

Sale of common
   stock to Fusion
   at $.23 to $.47
   per share (net
   of cash issuance
   costs of
   $292,000)                       --        --      1,588,552

Issuance of common
   stock as a
   commitment fee
   to Fusion                       --        --             --

Grant and
  recognition of
  stock option
  compensation                     --        --        309,948

Common stock to
  be issued                        --        --        225,000

Exercise of stock
   options                         --        --          1,496

Net loss                  (12,472,346)       --    (12,472,346)
                       --------------   -------   ------------
                       $  (87,850,223)  $(1,031)  $(15,840,077)
                       ==============   =======   ============

See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2001, 2000 and 1999

                                                                       2001                  2000                   1999
                                                                ------------------    ------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................        $(12,472,346)         $(12,469,405)         $ (1,577,340)
Adjustments to reconcile net loss to net cash
   used by operating activities:
Non-cash cumulative effect adjustment ......................                  --             1,000,000                    --
Amortization of deferred revenue ...........................            (200,000)             (800,000)                   --
Non-cash compensation ......................................             534,948               618,894                    --
Depreciation and amortization ..............................           1,647,510             1,617,957             1,558,663
Amortization of beneficial conversion feature on 5%
   Debentures ..............................................                  --                    --               197,193
20% premium on 5% Debentures ...............................                  --                    --               400,000
Payment of interest through the issuance of Common Stock ...                  --                    --               190,960
Decrease in other assets ...................................              42,313                42,312                64,528
(Increase) decrease in contract receivables ................             165,671             3,360,558            (3,210,171)
(Increase) decrease in prepaid expenses and
   inventory ...............................................             188,884               532,848              (188,092)
Increase in accounts payable and accrued expenses ..........           2,971,367             2,715,086             1,163,795
                                                                    ------------          ------------          ------------

Net cash used for operating activities .....................          (7,121,653)           (3,381,750)           (1,400,464)
                                                                    ------------          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction of leasehold and building improvements ........              (2,169)             (235,764)               (4,010)
Purchase of furniture and equipment ........................             (17,556)             (283,589)             (134,127)
Increase in patents and other assets .......................            (108,576)              (69,389)              (88,695)
                                                                    ------------          ------------          ------------

Net cash used in investing activities ......................            (128,301)             (588,742)             (226,832)
                                                                    ------------          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ...................                  --                    --             1,870,000
Proceeds from issuance of short-term debt, net .............           6,110,000             1,733,323               100,000
Repayment of long-term debt and capital lease
   obligations .............................................             (62,162)              (57,153)              (62,739)
Exercise of stock options and warrants .....................               1,496             1,628,801                    --
Proceeds from sale of stock, net ...........................           1,588,552                    --                    --
                                                                    ------------          ------------          ------------

Net cash provided by financing activities ..................           7,637,886             3,304,971             1,907,261
                                                                    ------------          ------------          ------------

Net increase (decrease) in cash and cash equivalents .......             387,932              (665,521)              279,965
Cash and cash equivalents at beginning of period ...........              17,108               682,629               402,664
                                                                    ------------          ------------          ------------

Cash and cash equivalents at end of period .................        $    405,040          $     17,108          $    682,629
                                                                    ============          ============          ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Investment in joint venture and related obligations ........                  --          $    900,000                    --
Acquisition of equipment through capital leases ............                  --                    --          $     36,617
Conversion of convertible debentures and accrued
   interest into Common Stock ..............................                  --                    --          $  2,190,960
                                                                    ============          ============          ============

Cash paid for interest .....................................        $     58,500          $     39,800          $     24,700
                                                                    ============          ============          ============

See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.    Description of Business

Unigene Laboratories, Inc. ("Unigene"), a biopharmaceutical company, was incorporated in the State of Delaware in 1980. Unigene's single business segment focuses on research, production and delivery of peptides for medical use. Unigene has concentrated most of its efforts to date on one product - calcitonin, for the treatment of osteoporosis and other indications. Unigene's initial products will be injectable, nasal and oral formulations of calcitonin. Unigene's calcitonin products require clinical trials and approvals from regulatory agencies as well as acceptance in the marketplace. Unigene's injectable calcitonin product has been approved for marketing in all 15-member states of the European Union for the treatment of Paget's disease and hypercalcemia associated with malignancy. Through December 31, 2001, sales of injectable calcitonin have not been significant. Although Unigene believes its patents and patent applications are valid, the invalidation of its patents or the failure of certain of its pending patent applications to issue as patents could have a material adverse effect upon its business. Unigene competes with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than does Unigene. During 2000 and 1999, almost all of Unigene's revenue was generated from one customer, Pfizer (see Note 17). The Pfizer agreement was terminated in March 2001.

2.    Liquidity

Unigene has incurred annual operating losses since its inception and, as a result, at December 31, 2001 has an accumulated deficit of approximately $87,850,000 and has a working capital deficiency of approximately $22,100,000. These factors raise substantial doubt about Unigene's ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. Unigene's cash requirements are approximately $10 to 11 million per year to operate its research and peptide manufacturing facilities and develop its calcitonin and other products. In addition, Unigene has principal and interest obligations under its outstanding notes payable to stockholders and other debt, and its obligations relating to its current and former joint ventures in China. As a result of the Company's failure to make required principal and interest payments, Unigene's cash requirements increased related to interest rates on certain stockholders notes as described in Note 4. Management is actively seeking licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other oral peptides. With the termination of our Pfizer collaboration in March 2001, we currently have no licenses for any of our products in the U.S. We do not have sufficient financial resources to continue to fund our operations at the current level. We had operating cash flow deficits of $1,400,000 in 1999, $3,382,000 in 2000 and $7,122,000 in 2001. Therefore, we
need additional funds to continue our operations. Our agreement with Fusion has provided us with some cash to fund our operations, but it alone has not been sufficient to satisfy all of our working capital needs. The extent to which we intend to rely on Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the entry into licensing agreements which we are actively exploring or the sale of bulk calcitonin, which totaled $339,000 in 2001. If we are unable to enter into a significant revenue generating license or financing arrangement in the near term, we will need to significantly curtail our operations. We also could consider a sale or merger of the Company.

Even if we are able to access $21,000,000 under the common stock purchase agreement with Fusion, we may still need additional capital to fully implement our business, operating and development plans. We only have the right to receive $43,750 per trading day under the common stock purchase agreement unless our stock price equals or exceeds $4.00 per share, in which event the daily purchase amount may be increased. However, our sales of common stock to Fusion have been well below that level due to the share price and trading volume of our common stock and due to our desire to keep dilution to a minimum. In addition, the agreement may be terminated by Fusion at any time due to events of default under the agreement. See Note 8.

We believe that satisfying our capital requirements over the long term will require the successful commercialization of one of our calcitonin products or another peptide product in the United States and abroad. However, it is uncertain whether or not any of our products will be approved or will be commercially successful. The commercialization of one of our products may require us to incur additional capital expenditures to expand or upgrade our manufacturing operations to satisfy future supply obligations. However, we cannot determine either the cost or the timing of such capital expenditures at this time.

3.    Summary of Significant Accounting Policies & Practices

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

Segment Information - Unigene is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. Unigene does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, Unigene does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Cash Equivalents - Unigene considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

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

Patents and Other Intangibles - Patent costs are deferred pending the outcome of patent applications. Successful patent costs are amortized using the straight-line method over the lives of the patents. Unsuccessful patent costs are expensed when determined worthless. As of December 31, 2001, eight of Unigene's patents had issued in the U.S. and eighteen had issued in various foreign countries. Various other applications are still pending. Other intangibles are recorded at cost and are amortized over their estimated useful lives. Accumulated amortization on patents and other intangibles is $239,000 and $186,000 at December 31, 2001 and 2000, respectively.

Goodwill and Other Intangible Assets - In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. Unigene is required to adopt the provisions of SFAS No. 142 effective January 1, 2002. Unigene does not expect that the adoption of SFAS No. 142 will have an impact on its financial statements because the Company has never entered into a purchase business combination and has no goodwill or indefinite life intangible assets at December 31, 2001.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of - The Company accounts for the impairment of long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets, exclusive of goodwill and indefinite life intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 for long-lived assets to have a material impact on its financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS No. 144 will have on its financial statements with respect to future decisions, if any.

Fair Value of Financial Instruments - The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. Given our financial condition described in Note 2, it is not practicable to estimate the fair value of our financial instruments at December 31, 2001.

Revenue Recognition - Commencing in 2000, non-refundable license fees received upon execution of license agreements where Unigene has continuing involvement are deferred and recognized as revenue over the life of the agreement. Prior to the implementation of SAB 101, non-refundable license fees received upon execution of license agreements were recognized as revenue immediately. Non-refundable milestone payments that represent the completion of a separate earnings process and a significant step in the research and development process are recognized as revenue when earned. Revenue from the sale of product is recognized upon shipment to the customer. Revenue from grants is recognized when earned.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. Unigene was required to adopt SAB 101, as amended, in the fourth quarter of 2000 with an effective date of January 1, 2000, and the recognition of a cumulative effect adjustment calculated as of January 1, 2000. Unigene adopted SAB 101 in 2000, changing its revenue recognition policy for up-front licensing fees that require services to be performed in the future from immediate revenue recognition to deferral of revenue with the up-front fee recognized over the life of the agreement. In 1997, Unigene recognized $3,000,000 in revenue from an up-front licensing fee from Pfizer. With the adoption of SAB 101, Unigene recognized this revenue over a 45 month period, equivalent to the term of its oral calcitonin agreement with Pfizer which was terminated in March 2001. Unigene therefore recognized a non-cash cumulative effect adjustment of $1,000,000 as of January 1, 2000 representing a revenue deferral over the remaining 15 months of the agreement. Unigene recognized $800,000 of revenue in 2000 and $200,000 in revenue in 2001 as a result of this deferral. The pro forma effects of retroactive application of this revenue recognition principle on net loss and related per share amounts for the years ended December 31, 2000 and 1999 are presented in the accompanying statements of operations.

Research and Development - Research and development expenses include the costs associated with internal research and development by Unigene and research and development conducted for Unigene by third parties. These costs primarily consist of salaries, clinical trials, outside consultants, sponsorship of universities' research projects, supplies, and indirect costs. Indirect costs such as depreciation, rent, utilities, insurance, taxes, and maintenance are allocated to research and development based on specific criteria such as square footage utilized. All research and development costs discussed above are expensed as incurred. Expenses reimbursed under research and development contracts, which are not refundable, are recorded as a reduction to research and development expense in the statement of operations.

Stock Options - Unigene accounts for stock options issued to employees and directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current market price of the underlying stock exceeded the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period; compensation expense on variable stock option grants is estimated until the measurement date. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", Unigene provides pro forma net loss and pro forma loss per share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. Unigene accounts for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Income Taxes - Income taxes are accounted for under the asset and liability method with deferred tax assets and liabilities recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Deferred tax assets are recorded when they more likely than not are able to be realized.

Net Loss per Share - Unigene computes and presents both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock at the beginning of the period being reported on and the effect was dilutive. Unigene's net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 2001, 2000 and 1999 because Unigene's convertible debentures, stock options and warrants were not included in the calculation since the inclusion of such potential shares (approximately 4,500,000 potential shares of Common Stock at December 31, 2001) would be antidilutive.

4.    Related Party Transactions

To satisfy Unigene's short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to Unigene. During 2001, Jay Levy made demand loans to Unigene of $6,100,000 and Warren Levy and Ronald Levy each made demand loans to Unigene of $5,000. During 2000, the Levys loaned the Company $1,733,323 in demand loans. Due to the fact that Unigene did not make principal and interest payments on certain stockholder loans when due, the Company is in default on outstanding loans originated through March 4, 2001. As a result, interest on such loans increased an additional 5% per year beginning January 2001 and is calculated on both past due principal and interest. This additional interest was approximately $512,000, and total interest expense on all Levy loans was approximately $1,087,000 for 2001 ($281,000 for 2000 and $153,000 for 1999). The Levys had
waived all default provisions including additional interest penalties due under these loans through December 31, 2000. As of December 31, 2001, total accrued interest on all Levy loans was approximately $2,008,000 ($922,000 as of December 31, 2000).

Outstanding stockholder loans consist of the following at December 31, 2001 and 2000 (in thousands):

                                            2001                 2000
                                          -------               ------

      Jay Levy term loans                 $ 1,870               $1,870
      Jay Levy demand loans                 8,465                2,365
      Warren Levy demand loans                265                  260
      Ronald Levy demand loans                253                  248
                                          -------               ------
                                          $10,853               $4,743
                                          =======               ======

      . Loans from Jay Levy in the aggregate principal amount of $1,870,000 ($1,870,000 at December 31, 2000) evidenced by term notes maturing January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of Unigene's equipment and a mortgage on Unigene's real property. The terms of the notes require Unigene to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at December 31, 2001 was approximately $399,000.

      . Loans from Jay Levy in the aggregate principal amount of $3,465,000 ($2,365,000 at December 31, 2000), which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.00% at December 31, 2001) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in Unigene's equipment and real property. Accrued interest on these loans at December 31, 2001 was approximately $1,085,000.

      . Loans from Jay Levy in the aggregate principal amount of $5,000,000 ($0 at December 31, 2000) which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (6.00% at December 31, 2001) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at December 31, 2001 was approximately $162,000.

      . Loans from Warren Levy in the aggregate principal amount of $260,000 ($260,000 at December 31, 2000) which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.00% at December 31, 2001) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 ($0 at December 31, 2000) bears interest at the Merrill Lynch Loan Rate plus .25% (6.00% at December 31, 2001) and is classified as short-term debt. These loans are secured by a secondary security interest in Unigene's equipment and real property. Accrued interest on these loans at December 31, 2001 was approximately $182,000.

      . Loans from Ronald Levy in the aggregate principal amount of $248,323 ($248,323 at December 31, 2000) which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.00% at December 31, 2001) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 ($0 at December 31, 2000) bears interest at the Merrill Lynch Margin Loan Rate plus .25% (6.00% at December 31, 2001) and is classified as short-term debt. These loans are secured by a secondary security interest in Unigene's equipment and real property. Accrued interest on these loans at December 31, 2001 was approximately $180,000.

One of our directors is a partner in a law firm that we have engaged for legal services. In 2001, we incurred an aggregate of $11,432 in legal fees with this firm.

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2001 and 2000:

                                                                                  Estimated
                                                                                 Depreciable
                                                2001                2000           Lives
                                            ----------          -----------     ------------
Building and improvements                   $ 1,397,210         $ 1,397,210      25 years
Leasehold improvements                        8,698,020           8,695,851      Lease Term
Manufacturing equipment                       4,009,741           4,000,940      10 years
Laboratory equipment                          2,819,801           2,815,870      5 years
Other equipment                                 466,523             466,523      10 years
Office equipment and furniture                  345,667             340,843      5 years
Equipment under capital leases                  258,517             258,517      Lease Term
                                            -----------         -----------

                                             17,995,479          17,975,754

Less accumulated depreciation and
amortization                                 14,007,334          12,412,794
                                            -----------         -----------

                                              3,988,145           5,562,960
Land                                            121,167             121,167
                                            -----------         -----------

                                            $ 4,109,312         $ 5,684,127
                                            ===========         ===========

Depreciation and amortization expense on property, plant and equipment was $1,595,000, $1,576,000 and $1,520,000 in 2001, 2000 and 1999, respectively.

6.    China Joint Venture

In June 2000, we entered into a joint venture with Shijiazhuang Pharmaceutical Group ("SPG"), a pharmaceutical company in the People's Republic of China. The joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly other selected Asian markets) for the treatment of osteoporosis. We own 45% of the joint venture and will have a 45% interest in the joint venture profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the joint venture to sell our product in China. The joint venture is now preparing a new drug application in China for its injectable and nasal products which is expected to be filed in late-2002. In addition, the joint venture may be required to conduct brief local human trials. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin produced at our Boonton, New Jersey plant. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The joint venture had not yet begun formal operations as of December 31, 2001, but did commence operations in March 2002.

Under the terms of the joint venture with SPG, Unigene is obligated to contribute up to $405,000 in cash during 2002 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits. As of December 31, 2001, we have not made any investments in the joint venture. In addition, Unigene is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in 14 monthly installment payments of $25,000 in order to terminate its former joint venture in China, of which $85,000 had been paid as of December 31, 2001 ($75,000 was paid as of December 31, 2000). We recognized the entire $350,000 obligation as an expense in 2000.

7.    Convertible Debentures

In June 1998, we issued 5% convertible debentures with a principal amount of $4,000,000 to the Tail Wind Fund, Ltd. Pursuant to the terms of the debentures, they were convertible into shares of our common stock, the interest on the debentures, at our option, was payable in shares of common stock, and, upon conversion, the owners of the debentures were entitled to receive warrants to purchase a number of shares of common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of common stock that we were obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, was limited to 3,852,500 shares. After this share limit was reached, we became obligated to redeem in cash all debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. Unigene in 1998 estimated the value of the beneficial conversion feature and related warrants at the issuance of the 5% Debentures to be approximately $687,000. Such amount was credited to additional paid-in capital and was amortized to interest expense over the earliest conversion periods using the effective interest method (approximately $197,000 for the year ended December 31, 1999).

Through December 31, 2001, we issued a total of 3,703,362 shares of common stock upon conversion of $2,000,000 principal amount of the debentures and in payment of interest on them. Also, we issued an additional 103,032 shares of common stock upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the debentures.

During 1999 and 2000, the owner of the debenture tendered the remaining $2,000,000 principal amount of the debentures for conversion, but the conversion into shares of common stock would have exceeded the aggregate share limit. As a result, the owner of the debenture became entitled to redeem the $2,000,000 principal amount of the debenture for $2,400,000 in cash. We failed to make the redemption payment to the owner of the debenture. We have also failed to make the required semi-annual interest payment on the outstanding debentures since January 5, 2000. As a result, the interest rate on the outstanding debentures has increased to 20% per year. As of December 31, 2001, the accrued and unpaid interest on the debentures is approximately $866,000 ($467,000 as of December 31, 2000).

In addition, the delisting of our common stock from the Nasdaq National Market in October 1999 obligated us under a separate agreement to pay the owner of the debentures an amount in cash equal to 2% of the outstanding principal amount of the debentures per month. We have not made any of these payments. As of December 31, 2001, the accrued and unpaid amount of this penalty totaled approximately $1,097,000 ($617,000 as of December 31, 2000).

Because of our failure to make cash payments to the holder of the debentures, an event of default occurred. As a result, the holder filed a demand for arbitration against Unigene in July 2000. In June 2001, the arbitration was postponed to allow Tail Wind and Unigene to engage in settlement discussions. On April 9, 2002, Unigene and Tail Wind entered into a settlement. Pursuant to the terms of the settlement agreement, Tail Wind has agreed to surrender to Unigene the $2 million in principal amount of convertible debentures that remain outstanding and to release all claims against Unigene relating to Tail Wind's purchase of the convertible debentures, including all issues raised in the arbitration, which are currently in excess of $4 million. In exchange, Unigene has agreed to issue to Tail Wind a $1 million secured promissory note and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. The shares are valued at $1.1 million in the aggregate, based on Unigene's closing stock price on April 9, 2002. Unigene will therefore recognize a gain for accounting purposes of approximately $2 million on the extinguishment of debt and related interest. Unigene is required to deposit the two million shares of common stock with an escrow agent and to file a registration statement covering the resale of the shares with the Securities and Exchange Commission. Once the registration statement is declared effective by the SEC, the escrow agent will release the shares to Tail Wind at a rate of 50,000 shares per week over a 40-week period, depending on trading volume. If the registration statement is not declared effective on a timely basis as provided for in the settlement agreement, Unigene may incur penalties of $1,000 per day.

Unigene will therefore recognize a gain for accounting purposes of approximately $2 million on the extinguishment of debt and related interest in the second quarter of 2002. Generally, the two million shares will be issued to Tail Wind at a rate of 50,000 shares per week over a 40-week period, depending on trading volume. Unigene is required to file a registration statement covering the resale of the shares with the Securities and Exchange Commission.

8.    Fusion Capital Financing

On May 9, 2001, Unigene entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion has agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $43,750 of our common stock up to an aggregate of $21,000,000. Fusion is committed to purchase the shares over a twenty-four month period. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $4.00 per share for five (5) consecutive trading days, we have the right to increase the daily purchase amount above $43,750, providing that the closing sale price of our stock remains at least $4.00. Fusion is not obligated to purchase any shares of our common stock if the purchase price is less than $0.25. Under the agreement with Fusion, Unigene must satisfy the requirements that are a condition to Fusion's obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion, no default on, or acceleration prior to maturity of, any payment obligations of Unigene in excess of $1,000,000, no insolvency or bankruptcy of Unigene, continued listing of Unigene common stock on the OTC Bulletin Board, and Unigene must not fail to meet the maintenance requirements for listing on the OTC Bulletin Board for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period. The selling price per share to Fusion is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest five closing sale prices of our common stock, during the 15 trading days prior to the date of purchase by Fusion. Fusion has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. We issued to Fusion 2,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share as of March 30, 2001 as compensation for its commitment which was charged to additional paid-in-capital. Fusion has agreed not to sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant until the earlier of May 2003, or the termination or a default under the common stock purchase agreement. In addition to the compensation shares, the Board of Directors has authorized the issuance and sale to Fusion of up to 21,000,000 shares of Unigene common stock and initially reserved 6,000,000 shares for such purpose. From May 18, 2001 through December 31, 2001, we have received approximately $1,881,000 through the sale of 5,012,485 shares of common stock to Fusion, before cash expenses of approximately $292,000. In January 2002, Unigene increased the shares reserved for sale to Fusion by 15,000,000.

In December 2000, we issued a five-year warrant to purchase 373,002 shares of Unigene common stock to our investment banker as a fee in connection with the Fusion financing agreement. The warrant has an exercise price of $1.126 and a fair value of $327,000 using the Black-Scholes pricing model. The value of these warrants had been deferred at December 31, 2000 pending the closing of the Fusion stock offering, which occurred in May 2001.

9. Inventory - Inventories consist of the following as of December 31, 2001 and 2000:


                              2001            2000
                          ----------       ----------

Finished goods            $  100,000       $   89,104

Raw material                 183,328          326,316
                          ----------       ----------
Total                     $  283,328       $  415,420
                          ==========       ==========


Unigene charged $515,000 of finished goods inventory to research and development expense in the fourth quarter of 2000 as a result of Pfizer's termination of its license agreement with Unigene.

10. Accrued expenses and accounts payable - Accrued expenses consist of the following as of December 31, 2001 and 2000:


                                                      2001               2000
                                                 ------------       -----------

Interest - notes payable to stockholders
(Note 4)                                         $  2,008,273       $   921,722

Interest and penalties on 5% convertible
debentures (Note 7)                                 1,963,190         1,083,194

China joint ventures (Note 6)                         670,000           680,000

Clinical trials and contract research                 991,399           665,568

Vacation and other payroll-related expenses           480,134           204,948

Consultants                                           203,656            47,000

Other                                                 272,599           158,845
                                                 ------------       -----------
Total                                            $  6,589,251       $ 3,761,277
                                                 ============       ===========

Included in accounts payable are two notes to a vendor aggregating $800,000. One note for $300,000 is a demand note with a per annum interest rate of 6%. The other is a note for $500,000 which was due December 31, 2001. The per annum interest rate was originally 8%, but increased to 12% on January 1, 2002 when the note was not paid on its due date. No principal or interest payments have been made on these notes.

11.   Obligations Under Capital Leases

Unigene entered into various lease arrangements during 1999 and 1998 which qualify as capital leases. The future years' minimum lease payments under the capital leases, together with the present value of the net minimum lease payments, as of December 31, 2001 are as follows:

2002                                                         $  41,565

2003                                                            10,656
                                                             ---------

         Total minimum lease payments                           52,221

Less amount representing interest                                8,413
                                                             ---------

         Present value of net minimum lease payments            43,808

Less current portion                                            29,677
                                                             ---------
         Obligations under capital leases, excluding
              current portion                                $  14,131
                                                             =========

The discount rates on these leases vary from 12% to 18%.

12.      Obligations Under Operating Leases

Unigene is obligated under a 10-year net-lease, which began in February 1994, for its manufacturing facility located in Boonton, New Jersey. Unigene has two 10-year renewal options as well as an option to purchase the facility. In addition, Unigene leases laboratory production, and office equipment under various operating leases expiring in 2002 through 2006. Total future minimum rentals under these noncancelable operating leases are as follows:

                            2002                $245,180
                            2003                 227,010
                            2004                  39,676
                            2005                  21,472
                            2006                  10,831
                                                --------
                                                $544,169
                                                ========

Total rent expense was approximately $236,000, $259,000 and $243,000 for 2001, 2000 and 1999, respectively.

13.      Stockholders' Equity

During 1999, an aggregate of $2,000,000 in principal amount of convertible debentures, plus $191,000 of accrued interest, was converted into approximately 3,703,000 shares of Common Stock (see Note 7).

As of December 31, 2001, there are warrants outstanding to various consultants and an investment banker, all of which are currently exercisable, to purchase an aggregate of 1,598,002 shares of Common Stock at exercise prices ranging from $.50 to $3.41 per share (warrants to purchase 989,000 shares of Common Stock were exercisable at December 31, 2000 at a weighted average exercise price of $2.11 per share).

The following summarizes warrant activity for the past three years:

                                                                        Warrants
                                                                      Exercisable At        Weighted Average
                                                 Warrants              End of Year           Exercise Price
                                           ---------------------  ---------------------  ----------------------
Outstanding January 1, 1999                       3,923,906              3,923,906
                                                                  =====================

     Granted                                        141,123                                        $   0.71
     Cancelled                                   (2,262,870)                                           3.00
     Exercised                                           --                                              --
                                           ---------------------

Outstanding December 31, 1999                     1,802,159              1,802,159
                                                                  =====================

     Granted                                        523,002                                        $   1.57
     Cancelled                                      (10,000)                                           1.38
     Exercised                                   (1,326,159)                                           1.44
                                           ---------------------

Outstanding December 31, 2000                       989,002                989,002
                                                                  =====================

     Granted                                      1,000,000                                        $   0.50
     Cancelled                                     (391,000)                                           2.63
     Exercised                                           --                                              --

                                           ---------------------
Outstanding December 31, 2001                     1,598,002              1,598,002
                                           ====================== =====================



A summary of warrants outstanding and exercisable as of December 31, 2001 follows:

                            Warrants Outstanding and Exercisable
-----------------------------------------------------------------------------------------
                                                      Weighted Ave.
       Range of                  Number              Remaining Life          Weighted Ave.
    Exercise Price            Outstanding               (years)             Exercise Price
--------------------      -----------------       -------------------    -----------------
$0.50-$0.99                       1,000,000               4.3                 $   0.50
$1.00-$1.99                         373,002               4.0                     1.13
$2.00-$2.99                         155,000               3.4                     2.61
$3.00-$3.41                          70,000               0.5                     3.23
                          -----------------
                                  1,598,002                                       0.97
                          =================                              =============

In 1995, two consultants received warrants from Unigene to purchase an aggregate of 112,000 shares of common stock. These warrants were exercised, but Unigene was unable to issue unlegended stock due to the lack of an effective registration statement. As compensation for the delay, Unigene has agreed to issue additional shares to the holders which Unigene has recorded as a non-cash expense of $225,000 in 2001.

14.   Stock Option Plans

During 1994, Unigene's stockholders approved the adoption of the 1994 Employee Stock Option Plan (the "1994 Plan"). All employees of Unigene were eligible to participate in the 1994 Plan, including executive officers and directors who are employees of Unigene. The 1994 Plan terminated on June 6, 2000; however, 1,283,865 options previously granted continue to be outstanding and exercisable under that plan as of December 31, 2001.

At Unigene's 1999 Annual Meeting, the stockholders approved the adoption of a 1999 Directors Stock Option Plan (the "1999 Plan") under which each person elected to the Board after June 23, 1999 who is not an employee will receive, on the date of his initial election, an option to purchase 21,000 shares of Common Stock. In addition, on May 1st of each year, commencing May 1, 1999, each non-employee director will receive an option to purchase 10,000 shares of Common Stock if he or she has served as a non-employee director for at least six months prior to the May 1st grant. Each option granted under the 1999 Plan will have a ten-year term and the exercise price of each option will be equal to the market price of Unigene's Common Stock on the date of the grant. A total of 350,000 shares of Common Stock are reserved for issuance under the 1999 Plan.

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

In November 1999, the Board granted under the 2000 Plan, to employees of Unigene, stock options to purchase an aggregate of 482,000 shares (of which 14,650 shares were subsequently cancelled) of Common Stock at an exercise price of $0.63 per share, the market price on the date of grant. Each of the grants was made subject to stockholder approval of the 2000 Plan. At Unigene's June 6, 2000 Annual Meeting, the stockholders approved the 2000 Plan. In accordance with APB Opinion No. 25, the measurement date for valuing the stock options for the purpose of determining compensation expense was June 6, 2000, the date of stockholder approval. The market price of the Common Stock on this date was $2.093 per share. Therefore, an aggregate of $683,733 was charged to compensation expense over the vesting periods of the options, which vest in approximately 50% increments on November 5, 2000 and November 5, 2001. Unigene recognized $398,785 as compensation expense in 2000 and $284,948 as compensation expense in 2001.

The following summarizes activity for options granted to directors and employees:

                                                                                      Weighted
                                                                  Options              Average            Weighted
                                                               Exercisable At         Grant-date           Average
                                             Options            End of Year           Fair Value        Exercise Price
                                         -------------        -----------------    -----------------    ---------------
Outstanding January 1, 1999                  1,795,115            1,382,615
                                                              =============

     Granted                                   438,000                                 $  0.55               $ 0.70
     Cancelled                                (187,250)                                     --                 2.17
     Exercised                                      --                                      --                   --
                                         -------------

Outstanding December 31, 1999                2,045,865            1,639,615
                                                              =============

     Granted                                   571,500                                 $  1.96               $ 0.87
     Cancelled                                 (64,650)                                     --                 1.78
     Exercised                                (245,600)                                     --                 1.28
                                         -------------

Outstanding December 31, 2000                2,307,115            1,968,540
                                                              =============

     Granted                                 1,955,000                                   $0.41               $ 0.44
     Cancelled                                (348,000)                                     --                 1.82
     Exercised                                  (2,375)                                     --                 0.63

                                         =============
Outstanding December 31, 2001                3,911,740            2,118,990
                                         =============        =============

A summary of options outstanding and exercisable as of December 31, 2001, follows:


                                             Options Outstanding                                 Options Exercisable
                        --------------------------------------------------------       ------------------------------------
                                             Weighted Ave.
   Range of                 Number             Remaining          Weighted Ave.            Number             Weighted Ave.
Exercise Price           Outstanding          Life (years)       Exercise Price         Exerciseable         Exercise Price
-------------------     ------------        -------------        --------------        -------------         --------------
   $.38- .94               2,625,875                9.3                $  .49                874,875            $  .60
   1.00-1.97                 723,365                5.5                  1.81                698,115              1.83
   2.16-4.69                 562,500                4.7                  2.81                546,000              2.80
                        ------------                                                   -------------
                           3,911,740                                     1.07              2,118,990              1.57
                        ============                             ============          =============            ======

As of December 31, 2001, options to purchase 278,000 shares and 2,012,600 shares of Common Stock were available for grant under the 1999 and 2000 Plans.

Unigene accounts for options granted to employees and directors under APB Opinion No. 25. Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS No. 123, Unigene's pro forma net loss and pro forma net loss per share would have been as follows for the years ended December 31, 2001, 2000 and 1999:

                                              2001                  2000                 1999
                                         --------------        --------------        -----------
Net loss:
   As reported                           $  (12,472,346)          (12,469,405)         (1,577,340)
   Pro forma                                (13,252,346)          (12,644,405)         (2,182,340)
                                         ==============        ==============        ============

Basic and diluted net loss per share:

   As reported                           $        (0.26)                (0.28)              (0.04)
   Pro forma                                      (0.28)                (0.29)              (0.05)
                                         ==============        ==============        ============

The fair value of the stock options granted in 2001, 2000 and 1999 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0%; expected volatility of 113% in 2001, 103% in 2000 and 74% in 1999; a risk-free interest rate of 4.4% in 2001, 4.7% in 2000 and 6.4% in 1999; and expected lives of 5 years in 2001 and 2000 and 6 years in 1999.

During 1995, Unigene granted to a consultant options to purchase 10,000 shares of Unigene's Common Stock, expiring in 2000, immediately exercisable at $1.44 per share. These options were exercised in a cashless exercise during 2000, resulting in the issuance of 4,175 shares of Common Stock.

15.   Income Taxes

As of December 31, 2001, Unigene had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $80,000,000, expiring from 2002 through 2021, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, Unigene has research and development credits in the approximate amount of $3,000,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2002 through 2021. Unigene has New Jersey operating loss carryforwards in the approximate amount of $26,700,000, expiring from 2005 through 2008, which are available to reduce future earnings, which would otherwise be subject to state income tax. As of December 31, 2001, approximately $14,700,000 of these New Jersey loss carryforwards has been approved for future sale under a program of the New Jersey Economic Development Authority (the "NJEDA"). In order to realize these benefits, Unigene must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. In the fourth quarters of 2001 and 2000, Unigene realized $561,000 and $1,065,000, respectively, of tax benefits arising from the sale of a portion of Unigene's New Jersey net operating loss carryforwards and research credits that had previously been subject to a full valuation allowance. In January 2002, Unigene realized an additional $272,000 of tax benefits arising from the sale of New Jersey net operating loss carryforwards.

Given Unigene's past history of incurring operating losses, any gross deferred tax assets that are recognizable have been fully reserved. As of December 31, 2001 and 2000, Unigene had gross deferred tax assets of approximately $34,000,000 and $29,000,000, respectively, subject to valuation allowances of $34,000,000 and $29,000,000, respectively. The gross deferred tax assets were generated primarily as a result of Unigene's net operating losses and tax credits. Unigene's ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382.

16.   Employee Benefit Plan

Unigene maintains a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to an annual maximum for each employee set by the Internal Revenue Service. Unigene's discretionary matching contribution expense for 2001, 2000 and 1999 was approximately $43,000, $48,000 and $44,000, respectively.

17.   Research and Licensing Revenue

In July 1997, Unigene entered into an agreement under which it granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use Unigene's oral calcitonin technology. In June 2000, Pfizer Inc. acquired Warner-Lambert. During 1997, Unigene received $3 million for an equity investment and $3 million for a licensing fee (see Note 3). Several milestones were achieved during 1998, resulting in milestone revenue of $5 million. In 1999, two pilot human studies for Unigene's oral calcitonin formulation were successfully concluded, resulting in milestone revenue totaling $5 million. Also in 1999, Unigene and Pfizer identified an oral calcitonin formulation to be used in the Phase I/II clinical study entitling Unigene to milestone revenue of an additional $4.5 million. During 2000, two milestones were achieved resulting in milestone revenue of $2 million. Patient dosing for this study was completed in December 2000. Pfizer analyzed the results of this study and terminated the agreement in March 2001 citing scientific and technical reasons.

As a result of the termination, Pfizer was no longer obligated to make additional milestone payments or royalty payments to us (previously achieved milestones had been paid in full prior to December 31, 2000). At the time the agreement was terminated, there were remaining milestone payments in the aggregate amount of $32 million. Of this total, $16 million was related to commencement of clinical trials or regulatory submissions and $16 million was related to regulatory approvals in the U.S. and overseas. While the Company does not track costs on a specific research and development basis, management estimates that Unigene's direct and indirect costs were approximately $4 million per year (of which indirect costs represented approximately 33% of the total) related to the Warner-Lambert program, based upon an estimate of research personnel time and a review of batch production records. These costs primarily consist of personnel costs, supplies, outside consultants and indirect costs and are included in research and development expenses.

18.    Legal Matters

In addition to the arbitration proceedings discussed in Note 7, Reseau de Voyage Sterling, Inc. (Reseau) filed suit against Unigene in July 2000. Reseau, which purchased from a third party a warrant to purchase one million shares of Unigene common stock, alleges that Unigene breached a verbal agreement to extend the term of the warrant beyond its expiration date. Reseau is seeking damages of $2 million. Unigene believes that the suit is completely without merit and intends to continue to vigorously contest the claim.

19.    Selected Quarterly Financial Data (Unaudited)


2001                            1/st/ Quarter            2/nd/ Quarter            3/rd/ Quarter           4/th/ Quarter
-------------------------       ---------------          ---------------          ---------------         ---------------
Revenue                         $       273,775          $        88,042          $       267,654         $       235,174
Operating loss                  $    (2,636,210)         $    (2,806,962)         $    (2,702,972)        $    (2,810,782)
Net loss                        $    (3,125,111)         $    (3,308,729)         $    (3,231,666)        $    (2,806,840)
Net loss per share, basic
   and diluted                  $          (.07)         $          (.07)         $          (.07)        $          (.05)

2000                            1/st/ Quarter            2/nd/ Quarter            3/rd/ Quarter           4/th/ Quarter
-------------------------       ---------------          ---------------          ---------------         ----------------

Revenue                         $     1,201,250          $       200,776          $     1,559,164         $       325,771
Operating loss                  $    (1,396,831)         $    (3,748,686)         $    (2,146,838)        $    (4,092,528)
Loss before cumulative
   effect of accounting
   change                       $    (1,639,288)         $    (4,016,917)         $    (2,454,532)        $    (3,358,668)
Net loss                        $    (2,639,288)         $    (4,016,917)         $    (2,454,532)        $    (3,358,668)
Loss per share, before
   cumulative effect of
   accounting change            $         (0.04)         $         (0.09)         $         (0.06)        $         (0.07)
Net loss per share, basic
   and diluted                  $         (0.06)         $         (0.09)         $         (0.06)        $         (0.07)

The quarterly financial data for the first three quarters of 2000 reported above differ from the data for those periods originally reported by us on Form 10-Q as described below:

                            First Quarter                    Second Quarter                    Third Quarter
                            -------------                    --------------                    -------------
                     Originally                        Originally                       Originally
                      Reported        As Adjusted       Reported       As Adjusted       Reported       As Adjusted
                      --------        -----------       --------       -----------       --------       -----------
Revenue            $   1,001,250    $   1,201,250    $        776    $     200,776    $   1,359,164    $   1,559,164
Operating loss     $  (1,596,831)   $  (1,396,831)   $ (3,948,686)   $  (3,748,686)   $  (2,346,838)   $  (2,146,838)
Net loss           $  (1,839,288)   $  (2,639,288)   $ (4,216,917)   $  (4,016,917)   $  (2,654,532)   $  (2,454,532)
Net loss per
  share, basic
  and diluted      $        (.04)   $        (.06)   $       (.10)   $        (.09)   $        (.06)   $        (.06)

As described in Note 3, we adopted SAB 101 in 2000, changing our revenue recognition policy for up-front licensing fees that require services to be performed in the future from immediate revenue recognition to deferral of revenue with the up-front fee recognized over the life of the agreement. In 1997, we recognized $3,000,000 in revenue from an up-front licensing fee from Pfizer. With the adoption of SAB 101, we are now recognizing this revenue over a 45 month period, equivalent to the term of our oral calcitonin agreement with Pfizer which was terminated in March 2001. We therefore recognized a non-cash cumulative effect adjustment of $1,000,000 as of January 1, 2000 representing a revenue deferral over the remaining 15 months of the agreement. We recognized $800,000 in revenue in 2000 and $200,000 of revenue in 2001 as a result of this deferral.

The quarterly financial data above has been adjusted to reflect retroactive application of SAB 101. Therefore, in each of the first three quarters of 2000 we recognized $200,000 in additional revenue and $1,000,000 in the first quarter of 2000 for the cumulative effect adjustment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item with respect to Directors is included in the section entitled "Election of Directors" of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 11, 2002 and is hereby incorporated by reference. Information concerning the Executive Officers of the Registrant is included in Item I of Part I above, in the section entitled "Executive Officers of the Registrant".

Item 11.   Executive Compensation

The information required by this item is included in the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 11, 2002 and is hereby incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the section entitled "Security Ownership of Management" of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 11, 2002 and is hereby incorporated by reference.

Item 13.   Certain Relationships and Related Transactions

The information required by this item is included in the section entitled "Compensation Committee Interlocks and Insider Participation" of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 11, 2002 and is hereby incorporated by reference.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1.      Financial Statements

      The Financial Statements and Supplementary Data set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

      (a) 2.      Financial Statement Schedules.

      None.

      (a) 3.      Exhibits.

      See Index to Exhibits which appears on Pages 52-55.

      (b) Reports on Form 8-K:

      Unigene did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNIGENE LABORATORIES, INC.

April 11, 2002                /s/ Warren P. Levy
                              -------------------------------------------------
                              Warren P. Levy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 11, 2002                /s/ Warren P. Levy
                              --------------------------------------------------
                              Warren P. Levy, President, Chief Executive Officer
                              and Director

April 11, 2002                /s/ Jay Levy
                              -------------------------------------------------
                              Jay Levy, Treasurer, Chief Financial Officer,
                              Chief Accounting Officer and Director

April 11, 2002                /s/ Ronald S. Levy
                              -------------------------------------------------
                              Ronald S. Levy, Secretary, Executive Vice
                              President and Director

April 11, 2002                /s/ Allen Bloom
                              -------------------------------------------------
                              Allen Bloom, Director

April 11, 2002                /s/ J. Thomas August
                              -------------------------------------------------
                              J. Thomas August, Director

April 11, 2002                /s/ Bruce S. Morra
                              --------------------------------------------------
                              Bruce S. Morra, Director

                                INDEX TO EXHIBITS

Exhibit
Number         Description
-------        -----------

3.1 Certificate of Incorporation of the Registrant and Amendments thereto to July 1, 1986 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

3.1.1 Certificate of Amendments of Certificate of Incorporation filed July 29, 1986 and May 22, 1987 (incorporated by reference to
               Exhibit 3.1.1 to the Registrant's Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

3.1.2 Certificate of Amendments of Certificate of Incorporation filed August 22, 1997 (incorporated by reference to Exhibit 3.1.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

3.1.3 Amendment to Certificate of Incorporation filed July 18, 2001 (incorporated by reference to Exhibit 3.1.3 of Post-Effective Amendment No. 2 to Registrant's Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

3.2            By-Laws of the Registrant (incorporated by reference to Exhibit
               3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

4.2 Specimen Certificate for Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3.1.1 to the Registrant's Registration Statement No. 33-6877 on Form S-1, filed July 1,
               1986).

10.1 Lease agreement between the Registrant and Fulton Street Associates, dated May 20, 1993 (incorporated by reference to
               Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16005)).

10.2 1994 Employee Stock Option Plan (incorporated by reference to the Registrant's Definitive Proxy Statement dated April 28, 1994, which is set forth as Appendix A to Exhibit 28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16005)).

10.3           Directors Stock Option Plan (incorporated by reference to Exhibit
               10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-16005)).

10.4 Mortgage and Security Agreement between the Registrant and Jean Levy dated February 10, 1995 (incorporated by reference to
               Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

10.5 Loan and Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy dated March 2, 1995 (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

10.6 Employment Agreement between the Registrant and Warren P. Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.7 Employment Agreement between the Registrant and Ronald S. Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.8 Employment Agreement between the Registrant and Jay Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.9 Split Dollar Agreement dated September 30, 1992 between the Registrant and Warren P. Levy (incorporated by reference to
               Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10.10 Split Dollar Agreement dated September 30, 1992 between the Registrant and Ronald S. Levy (incorporated by reference to
               Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10.12 Amendment to Loan Agreement and Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated March 20, 1995 (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

10.14 Amendment to Loan and Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated June 29, 1995 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

10.15          Promissory Note between the Registrant and Jay Levy, Warren P.
               Levy and Ronald S. Levy, dated June 29, 1995 (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

10.17 License Agreement, dated as of July 15, 1997, between the Registrant and Warner-Lambert Company (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated July 15, 1997).

10.19 Purchase Agreement, dated June 29, 1998, between the Registrant and The Tail Wind Fund, Ltd. (incorporated by reference to
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.20 Registration Rights Agreement, dated June 29, 1998, between the Registrant and The Tail Wind Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.21 Form of Promissory Note between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1999).

10.22 Form of Promissory Note between the Registrant and Warren Levy and Ronald Levy (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.23 Amendment to Loan Agreement and Security Agreement between the Registrant and Jay Levy, Warren Levy and Ronald Levy, dated June 25, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.24 Amended and Restated Secured Note between the Registrant and Jay Levy, dated July 13, 1999 (incorporated by reference to Exhibit
               10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.25 Amended and Restated Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated July 13, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.26 Subordination Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated July 13, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1999).

10.27 Mortgage and Security Agreement, dated July 13, 1999, between the Registrant and Jay Levy (incorporated by reference to Exhibit
               10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.28 $70,000 Secured Note between the Registrant and Jay Levy dated July 30, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.29 $200,000 Secured Note between the Registrant and Jay Levy dated August 5, 1999 (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.30 Modification of Mortgage and Security Agreement between the Registrant and Jay Levy dated August 5, 1999 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.31 Amendment to Security Agreement and Subordination Agreement between the Registrant and Jay Levy, Warren Levy and Ronald Levy, dated August 5, 1999 (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

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

10.35 Common Stock Purchase Agreement, dated May 9, 2001, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.35 to the Registrant's Registration Statement No. 333-60642 on Form S-1, filed May 10, 2001).

10.36 Registration Rights Agreement, dated April 23, 2001, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement No. 333-60642 on Form S-1, filed May 10, 2001).

10.37 Warrant, dated March 30, 2001, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.37 to the Registrant's Registration Statement No. 333-60642 on Form S-1, filed May 10, 2001).

10.38 Patent Security Agreement, dated March 13, 2001, between the Registrant and Jay Levy (incorporated by reference to Exhibit
               10.38 of Amendment No. 2 to Registrant's Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.39 First Amendment to Patent Security Agreement, dated May 29, 2001, between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.39 of Amendment No. 2 to Registrant's Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.40 Letter Agreement between Fusion Capital Fund II, LLC and Unigene Laboratories, Inc., dated November 1, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.41 Letter Agreement between Fusion Capital Fund II, LLC and Unigene Laboratories, Inc., dated November 26, 2001 (incorporated by reference to Exhibit 10.41 of Amendment No. 2 to Registrant's Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.42 Settlement Agreement between The Tail Wind Fund, Ltd. and Unigene Laboratories, Inc., dated April 9, 2002.

23             Consent of KPMG LLP.