Form 10-Q
period 2002-03-31
UNIGENE LABORATORIES INC
filed 2002-05-15
CIK 352747

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------
                         Commission file number 0-16005

                           Unigene Laboratories, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               22-2328609
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

110 Little Falls Road, Fairfield, New Jersey                             07004
--------------------------------------------                          ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value--57,159,105 shares as of May 1, 2002

                                                                 INDEX


                                                      UNIGENE LABORATORIES, INC.




PART I.  FINANCIAL INFORMATION                                   PAGE
                                                                 ----
Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets-
    March 31, 2002 and December 31, 2001                          3

Condensed Statements of Operations-
    Three months ended March 31, 2002 and 2001                    4

Condensed Statements of Cash Flows-
    Three months ended March 31, 2002 and 2001                    5

Notes to Condensed Financial Statements-
    March 31, 2002                                                6

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                           11

Item 3. Quantitative and Qualitative Disclosures About
    Market Risk                                                   19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                        20

Item 2.  Changes in Securities and Use of Proceeds                20

Item 3.  Defaults Upon Senior Securities                          21

Item 6.  Exhibits and Reports on Form 8-K                         21

SIGNATURES                                                        22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                           UNIGENE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS

                                                            March 31, 2002      December 31, 2001
                                                            --------------      -----------------
ASSETS                                                       (Unaudited)
Current assets:
    Cash and cash equivalents                               $    137,442         $    405,040
    Prepaid expenses                                              88,654               72,701
    Inventory                                                    395,715              283,328
                                                            ------------         ------------
                  Total current assets                           621,811              761,069

Property, plant and equipment - net                            3,723,061            4,109,312
Investment in joint venture                                      900,000              900,000
Patents and other intangibles, net                             1,370,886            1,375,062
Other assets                                                     301,906              373,811
                                                            ------------         ------------
                                                            $  6,917,664         $  7,519,254
                                                            ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                        $  1,901,309         $  2,177,949
    Accrued expenses                                           6,815,484            6,589,251
    Notes payable - stockholders                               9,683,323            8,983,323
    Notes payable - other                                        800,000              800,000
    Current portion - long-term notes payable -
      stockholders                                             1,870,000            1,870,000
    5% convertible debentures                                  2,400,000            2,400,000
    Current portion - capital lease obligations                   24,035               29,677
                                                            ------------         ------------
                  Total current liabilities                   23,494,151           22,850,200

Joint venture obligation,  excluding current portion             495,000              495,000
Capital lease obligations, excluding current portion               9,285               14,131

Commitments and contingencies
Stockholders' deficit:
    Common Stock - par value $.01 per share,
       authorized 100,000,000 shares, issued
       54,141,715 shares in 2002 and
       51,456,715 shares in 2001                                 541,417              514,567
    Additional paid-in capital                                72,568,369           71,271,610
    Common stock to be issued                                    225,000              225,000
    Accumulated deficit                                      (90,414,527)         (87,850,223)
    Less: Treasury stock, at cost, 7,290 shares                   (1,031)              (1,031)
                                                            ------------         ------------
                  Total stockholders' deficit                (17,080,772)         (15,840,077)
                                                            ------------         ------------
                                                            $  6,917,664         $  7,519,254
                                                            ============         ============


See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31
                                                                    --------
                                                           2002                  2001
                                                           ----                  ----

Licensing and other revenue                            $     79,971         $    273,775
                                                       ------------         ------------
Operating expenses:
    Research and development                              1,821,929            2,300,470

    General and administrative                              547,586              609,515
                                                       ------------         ------------
                                                          2,369,515            2,909,985
                                                       ------------         ------------
Operating loss                                           (2,289,544)          (2,636,210)
                                                       ------------         ------------
Other income (expense):
   Interest income                                            1,093                3,336
   Interest expense                                        (547,978)            (492,237)
                                                       ------------         ------------
   Loss before income taxes                              (2,836,429)          (3,125,111)
   Income tax benefit                                       272,125                   --
                                                       ------------         ------------
   Net Loss                                            $ (2,564,304)        $ (3,125,111)
                                                       ============         ============

Net loss per share, basic and diluted                  $      (0.05)        $      (0.07)
                                                       ============         ============

Weighted average number of shares outstanding -
  basic and diluted                                      52,487,536           44,480,791
                                                       ============         ============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                          March 31
                                                                          --------
                                                                 2002                2001
                                                                 ----                ----
Net cash provided by (used for) operating activities         $(2,112,029)        $(1,659,118)
                                                             -----------         -----------
Investing activities:

    Purchase of equipment and furniture                               --              (7,639)
    Increase in patents and other intangibles                   (34,095)                  --
    Decrease in other assets                                      71,905              55,554
    Construction of leasehold improvements                            --              (2,169)
                                                             -----------         -----------
                                                                  37,810              45,746
                                                             -----------         -----------
Financing activities:

    Proceeds from sale of stock, net                           1,117,109                  --
    Issuance of stockholder notes                                700,000           1,610,000
    Exercise of stock options and warrants                            --               1,495
    Repayment of capital lease obligations                       (10,488)             (4,635)
                                                             -----------         -----------
                                                               1,806,621           1,606,860
                                                             -----------         -----------

Net increase (decrease) in cash and cash equivalents            (267,598)             (6,512)

Cash and cash equivalents at beginning of year                   405,040              17,108
                                                             -----------         -----------
Cash and cash equivalents at end of period                   $   137,442         $    10,596
                                                             ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Issuance of common stock in payment of accrued
  expenses                                                   $   177,000                  --
Issuance of common stock and warrants for deferred
  offering cost                                                       --         $ 1,390,000
                                                             ===========         ===========
Cash paid for interest                                       $    13,400         $    17,600
                                                             ===========         ===========

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, please refer to our financial statements and footnotes thereto included in Unigene's annual report on Form 10-K for the year ended December 31, 2001.


Unigene  adopted the provisions of Statement of Financial  Accounting  Standards
(SFAS) No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. There was no impact of the adoption of SFAS No. 142 on the financial statements because Unigene has never entered into a purchase business combination and has no goodwill or indefinite life intangible assets.


Unigene adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002 . SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets, exclusive of goodwill and indefinite life intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Unigene adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 for long-lived assets did not have a material impact on its financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management. As a result, Unigene cannot determine the potential effects that adoption of SFAS No. 144 will have on its financial statements with respect to future decisions, if any.

NOTE B - LIQUIDITY

Unigene has  incurred  annual  operating  losses since its  inception  and, as a result, at March 31, 2002 has an accumulated deficit of approximately $90,400,000 and has a working capital deficiency of approximately $22,900,000. These factors raise substantial doubt about its ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. Unigene's cash requirements are approximately $10 to $11 million per year to operate its research and peptide manufacturing facilities and develop its peptide products. Unigene also has principal and interest obligations under the Tail Wind note and its outstanding notes payable to the Levys, as well as obligations relating to its current and former joint ventures in China. In addition to the GlaxoSmithKline ("GSK") license agreement described in Note C, Unigene is actively seeking licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of Calcitonin as well as for other oral peptides. We do not have sufficient financial resources to continue to fund our operations at the current level. Under the agreement with Fusion Capital Fund II, LLC, Unigene has the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day $43,750 of our common stock up to an aggregate of $21,000,000 over a period of 24 months. The Board of Directors has authorized the sale to Fusion of up to 21,000,000 shares of Unigene common stock. See Note G. During the first quarter of 2002, Unigene received gross proceeds of $1,215,000 from the sale of 2,385,000 shares of common stock to Fusion. From May 18, 2001, through April 30, 2002, Unigene has received approximately $3,572,000 through the sale of 8,324,910 shares of common stock to Fusion, before cash expenses of approximately $450,000. Our sales of common stock to Fusion have been below the maximum level permitted due to the share price and trading volume of our common stock as well as due to our desire to keep dilution to a minimum. As a result, in the first quarter of 2002, we borrowed an additional $700,000 from Jay Levy, the Chairman of the Board, to fund our operations.

The extent to which we rely on Fusion as a source of financing will depend on a number of factors, including the prevailing market price and trading volume of our common stock and the extent to which we are able to secure working capital from other sources, such as through the achievement of milestones in the GSK license agreement and through the entry into new licensing agreements or the sale of calcitonin, both of which we are actively exploring. If we are unable to achieve milestones on the GSK license agreement on a timely basis or are unable to enter into a significant new revenue generating license or other arrangement in the near term, or if the GSK license is terminated, we may need to utilize Fusion to a greater extent or to secure another source of funding in order to satisfy our working capital needs or we might need to significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects.

We believe that satisfying our capital requirements over the long term will require the successful commercialization of our parathyroid hormone ("PTH") product, our oral or nasal calcitonin products and/or another peptide product in the United States and abroad. However, it is uncertain whether or not any of our products will be approved or will be commercially successful. The commercialization of one or more peptide products may require us to incur additional capital expenditures to expand or upgrade our manufacturing operations to satisfy future supply obligations. We cannot determine either the cost or the timing of such capital expenditures at this time.

NOTE C- GLAXOSMITHKLINE AGREEMENT

On April 13, 2002, we completed a licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK will receive an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2 million up-front licensing fee payment and a $1 million milestone payment to us and could make subsequent milestone payments in the aggregate amount of $147 million, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including Unigene's activities in the production of raw material for development and clinical supplies, and will pay Unigene a royalty on its worldwide sales of the product. The royalty rate will be increased if certain sales milestones are achieved. This agreement is subject to certain termination provisions.

NOTE D - NOTES PAYABLE - STOCKHOLDERS

During the first quarter of 2002, Jay Levy, the Chairman of the Board and an officer of Unigene, loaned to Unigene $700,000 evidenced by demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus .25% (6.0% as of March 31,
2002).

In 2001, due to the fact that we did not make principal and interest payments when due, the interest rate on $3,465,000, $260,000 and $248,323 of prior demand loans made to Unigene by Jay Levy, Warren Levy and Ronald Levy, respectively, increased an additional 5% per year to the Merrill Lynch Margin Loan Rate plus 5.25% (11.0% as of March 31, 2002) and the interest rate on $1,870,000 of term notes evidencing loans made by Jay Levy to Unigene increased an additional 5% per year from 6% to 11%. The increased rate is calculated on both past due principal and interest.

NOTE E - CONVERTIBLE DEBENTURES

In June 1998, Unigene completed a private placement of $4,000,000 in principal amount of 5% convertible debentures from which Unigene realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of Unigene's common stock. The interest on the debentures, at our option, was payable in shares of common stock. Upon conversion, the holder of a 5% debenture was entitled to receive warrants to purchase a number of shares of common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of common stock that Unigene was obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, was limited to 3,852,500 shares. After this share limit was reached, we became obligated to redeem all 5% debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In December 1999, Unigene was unable to convert $200,000 in principal of the 5% debentures tendered for conversion because the conversion would have exceeded the share limit. As a result, Unigene accrued, as of December 31, 1999, an amount equal to $400,000 representing the 20% premium on the outstanding $2,000,000 in principal amount of 5% debentures that had not been converted. As of March 31, 2002, all of the $2,000,000 in principal amount of 5% debentures were tendered for conversion and therefore are classified as a current liability in the amount of $2,400,000. Through March 31, 2002, Unigene issued a total of 3,703,362 shares of common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, Unigene issued an additional 103,032 shares of common stock upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

On January 5, 2000, Unigene failed to make the required semi-annual interest payment on the outstanding 5% debentures. As a result, the interest rate on the outstanding 5% debentures increased to 20% per year. The semi-annual interest payments due July 5, 2000, January 5, 2001, July 5, 2001 and January 5, 2002 were not made. As of March 31, 2002, the accrued and unpaid interest on the 5% debentures totaled approximately $966,000. In addition, due to the delisting of Unigene's common stock from the Nasdaq National Market in October 1999, we became obligated under a separate agreement to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. Unigene had not made any of these payments, but had accrued the amounts as additional interest expense. As of March 31, 2002, the accrued and unpaid amount of this penalty totaled approximately $1,217,000.

Because of our failure to make cash payments to the holder of the debentures, an event of default occurred. As a result, the holder filed a demand for arbitration against Unigene in July 2000. In June 2001, the arbitration was postponed to allow Tail Wind and Unigene to engage in settlement discussions. On April 9, 2002, Unigene and Tail Wind entered into a settlement agreement. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to Unigene the $2 million in principal amount of convertible debentures that remained outstanding and released all claims against Unigene relating to Tail Wind's purchase of the convertible debentures, including all issues raised in the arbitration, which aggregated approximately $4.5 million. In exchange, Unigene issued to Tail Wind a $1 million promissory note with a first security interest in Unigene's Fairfield, New Jersey plant and equipment and two million shares of Unigene common stock, which were placed in escrow as described below. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. The shares are valued at $1.1 million in the aggregate, based on Unigene's closing stock price on April 9, 2002. Unigene will therefore recognize a gain for accounting purposes of approximately $2.4 million on the extinguishment of debt and related interest in the second quarter of 2002. Under the terms of the settlement agreement, Unigene deposited the two million shares of common stock with an escrow agent and filed a registration statement covering the resale of the shares with the SEC. Beginning May 13, 2002, the escrow agent will release the shares to Tail Wind at a rate of 50,000 shares per week over a 40-week period, depending on trading volume.

NOTE F- INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                       March 31, 2002            December 31, 2001
                       --------------            -----------------

Finished goods....        $100,000                    $100,000
Raw materials.....         295,715                     183,328
                          --------                    --------
     Total........        $395,715                    $283,328
                          ========                    ========


NOTE G - FUSION CAPITAL FINANCING

On May 9, 2001, Unigene entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion has agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $43,750 of our common stock up to an aggregate of $21,000,000. Fusion is committed to purchase the shares over a twenty-four month period. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $4.00 per share for five (5) consecutive trading days, we have the right to increase the daily purchase amount above $43,750, providing that the closing sale price of our stock remains at least $4.00. Fusion is not obligated to purchase any shares of our common stock if the purchase price is less than $0.25 per share. Under the agreement with Fusion, Unigene must satisfy the requirements that are a condition to Fusion's obligation, including: the continued effectiveness of the registration statement for the resale of the shares by Fusion, no default on, or acceleration prior to maturity of, any payment obligations of Unigene in excess of $1,000,000, no insolvency or bankruptcy of Unigene, our transfer agent's failure for five trading days to issue to Fusion shares of our common stock which Fusion is entitled to under the common stock purchase agreement, any material breach of the representations or warranties or covenants contained in the common stock purchase agreement or any related agreements which has or which could have a material adverse affect on us subject to a cure period of ten trading days, continued listing of Unigene common stock on the OTC Bulletin Board, and Unigene must avoid the failure to meet the maintenance requirements for listing on the OTC Bulletin Board for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period. The selling price per share to Fusion is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest five closing sale prices of our common stock during the 15 trading days prior to the date of purchase by Fusion. We issued to Fusion 2,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share as of March 30, 2001 as compensation for its commitment, which was charged to additional paid-in-capital. Fusion has agreed not to sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant until the earlier of May 2003 or the termination or a default under the common stock purchase agreement. In addition to the compensation shares, the Board of Directors has authorized the issuance and sale to Fusion of up to 21,000,000 shares of Unigene common stock. From May 18, 2001 through March 31, 2002, we have received approximately $3,096,000 through the sale of 7,397,485 shares of common stock to Fusion, before cash expenses of approximately $410,000.

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

NOTE H - CHINA JOINT VENTURE

In June 2000, we entered into a joint venture with Shijiazhuang Pharmaceutical Group ("SPG"), a pharmaceutical company in the People's Republic of China. The joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly other selected Asian markets) for the treatment of osteoporosis. We own 45% of the joint venture and will have a 45% interest in the joint venture profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the joint venture to sell our product in China. The joint venture is now preparing a new drug application ("NDA") in China for its injectable and nasal products which is expected to be filed in late-2002. In addition, the joint venture may be required to conduct brief local human trials. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin produced at our Boonton, New Jersey plant. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The joint venture commenced operations in

March 2002, but was immaterial to our first quarter 2002 operations. Under the terms of the joint venture with SPG, Unigene is obligated to contribute up to $405,000 in cash during 2002 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits. As of March 31, 2002 we invested $37,500 in the joint venture. In addition, Unigene is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in 14 monthly installment payments of $25,000 in order to terminate its former joint venture in China, of which $110,000 had been paid as of March 31, 2002. We recognized the entire $350,000 obligation as an expense in 2000.

NOTE I - LEGAL MATTERS

Reseau de Voyage Sterling, Inc. ("Reseau") filed suit against Unigene in July 2000. Reseau, which purchased from a third party a warrant to purchase one million shares of Unigene common stock, alleges that Unigene breached a verbal agreement to extend the term of the warrant beyond its expiration date. Reseau is seeking damages of $2 million. We believe that the suit is completely without merit and we intend to continue to vigorously contest this claim.

NOTE J - INCOME TAXES

The income tax benefit in 2002 of $272,000 consists of proceeds received for the sale of a portion of Unigene's state tax net operating loss carryforwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------
RESULTS OF OPERATIONS

Revenue for the first quarter of 2002 decreased 71% to $80,000 from $274,000 in the first quarter of 2001. Revenue for 2002 consisted primarily of calcitonin sales. Revenue for 2001 consisted primarily of revenue from Pfizer, including $200,000 from the amortization of deferred revenue and $54,000 for analytical testing services. In March 2001, Pfizer terminated its license agreement with Unigene.

Research and development, Unigene's largest expense, decreased 21% to $1,822,000 from $2,300,000 for the three months ended March 31, 2002, as compared to the same period in 2001. The decrease was primarily attributable to decreased development expenses related to Unigene's nasal calcitonin product, a reduction in the number of employees, reduced laboratory and production supplies and non-renewal of an outside research collaboration.

General and administrative expenses decreased 10% to $548,000 from $610,000 for the three months ended March 31, 2002, as compared to the same period in 2001. The decrease was primarily due to the elimination of investment banking fees and deferred stock option compensation from 2001 and a favorable settlement of amounts owed to a vendor in exchange for Unigene common stock in 2002.

Interest income decreased $2,000 or 67% for the three months ended March 31, 2002, as compared to the same period in 2001, due to reduced funds available for investments in 2002.

Interest expense increased $56,000 or 11% in the first quarter of 2002 to $548,000 from $492,000 in the first quarter of 2001. Interest expense increased in 2002 due to increased officers' loans. Officers' loans to Unigene increased $700,000 during the first quarter of 2002. Both periods were affected by the fact that in 2001 Unigene did not make principal and interest payments on certain officers' loans when due. Therefore, the interest rate on $3,973,323 of prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $131,000 for the first quarter of 2002 and $134,000 for the first quarter of 2001. Interest expense for both periods also was affected by higher interest rates on the 5% convertible debentures. The annual interest rate on the $2,000,000 in outstanding principal amount of the 5% debentures increased in 2000 to 20% resulting from the failure of Unigene to make a semi-annual interest payment that was due in January 2000. In addition, since October 1999, Unigene has been accruing additional interest expense monthly in an amount equal to 2% of the outstanding principal amount of the 5% debentures as a penalty for the removal of Unigene's common stock from trading on the Nasdaq Stock Market.

The income tax benefit in 2002 of $272,000 consists of proceeds received for the sale of a portion of Unigene's state tax net operating loss carryforwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. The purpose of the New Jersey program is to provide financial assistance to high-technology and biotechnology companies in order to facilitate future growth and job creation.

Due to the decrease in operating expenses and the increase in income tax benefit, partially offset by the decrease in revenue, net loss for the three months ended March 31, 2002 decreased 18% or $561,000 to $2,564,000 from $3,125,000 for the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, Unigene had cash and cash equivalents of $137,000, a decrease of $268,000 from December 31, 2001.

We do not have sufficient financial resources to continue to fund our operations at the current level. Unigene has incurred annual operating losses since its inception and, as a result, at March 31, 2002, had an accumulated deficit of approximately $90,400,000 and a working capital deficiency of approximately $22,900,000. The independent auditors' report covering Unigene's 2001 financial statements includes an explanatory paragraph stating that these factors raise substantial doubt about our ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

Unigene's cash requirements to operate its research and peptide manufacturing facilities and develop its products are approximately $10 to $11 million per year. In addition, Unigene has principal and interest obligations under the Tail Wind note and its outstanding notes payable to the Levys, as well as obligations relating to its current and former joint ventures in China.

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

On April 13, 2002, we completed a licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK will receive an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2 million up-front licensing fee payment and a $1 million milestone payment to us and could make additional milestone payments in the aggregate amount of $147 million, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including Unigene's activities in the production of raw material for development and clinical supplies, and will pay Unigene a royalty on its worldwide sales of the product. The royalty rate will be increased if certain sales milestones are achieved. This agreement is subject to certain termination provisions.

In July 1997, Unigene entered into an agreement under which it granted to Warner-Lambert Company a worldwide license to use its oral calcitonin technology. In June 2000, Pfizer Inc. acquired Warner-Lambert. Through March 31, 2001, we had received a total of $22.9 million from Pfizer consisting of $3 million for an equity investment, $3 million for a licensing fee, $400,000 for analytical testing services and recognized an aggregate of $16.5 million in milestone revenue. Pfizer conducted a Phase I/II human study which was completed in December 2000. Pfizer analyzed the results of the study and informed Unigene in March 2001 that the study did not achieve Pfizer's desired results. Pfizer terminated the license agreement citing this conclusion. As a result of the termination, Pfizer was no longer obligated to make additional milestone payments or royalty payments to us (previously achieved milestones had been paid in full prior to December 31, 2000). At the time the agreement was terminated, there were remaining milestone payments in the aggregate amount of $32 million. Of this total, $16 million was related to commencement of clinical trials or regulatory submissions and $16 million was related to regulatory approvals in the U.S. and overseas. We believe that this study, in which a U.S. Food & Drug Administration ("FDA") approved product also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral calcitonin product. Unigene also believes that the results would have been more favorable if subjects in the study had received calcium supplementation in addition to the calcitonin. Therefore, Unigene intends to continue the development of its oral calcitonin product as a treatment of osteoporosis, and is seeking potential licensees in the U.S. and other countries.

As a result of the termination of the Pfizer agreement, we no longer have restrictions on selling bulk calcitonin. During 2001 and in the first quarter of 2002, we sold a total of $339,000 and $49,000, respectively, of bulk calcitonin. Unigene also has the right to license the use of its technologies for injectable and nasal formulations of calcitonin on a worldwide basis. Unigene has licensed distributors in the United Kingdom, Ireland and Israel for its injectable product. However, these distribution agreements have not produced significant revenues. In June 2000, we entered into a joint venture agreement in China with SPG, to manufacture and market our injectable and nasal products. The joint venture commenced operations in March 2002, but was immaterial to our first quarter 2002 operations. Unigene is actively seeking other licensing and/or supply agreements with pharmaceutical companies for its injectable and nasal calcitonin products and for other pharmaceutical products that can be manufactured and/or delivered using its patented technologies, and is also exploring other opportunities including business combinations. However, we may not be successful in our efforts to enter into any additional revenue generating agreements.

We are engaged in the research, production and delivery of peptide products. Our primary focus has been on the development of various forms of calcitonin and other peptide products for the treatment of osteoporosis, including nasal and oral calcitonin, and, beginning in 2001, PTH. In each case, we seek to develop the basic product and then license the product to an established pharmaceutical company to complete the development, clinical trials and regulatory process. As a result, we will not control the nature, timing or cost of bringing our products to market. Prior to our agreement with GSK, we did not track costs on a per project basis, and therefore were unable to allocate our total research and development costs incurred to date to our various products. Each of these products is in various stages of completion. For nasal calcitonin, we filed an Investigational New Drug Application with the FDA in February 2000 and successfully completed human studies using our product. The remaining steps to commercialize this product would include the signing of a license or distribution agreement and the filing of an NDA with the FDA in the third quarter of 2002. The remaining cost for preparing and filing the NDA is approximately $175,000. Unigene is seeking a licensing partner or contract sales organization which could proceed to market nasal calcitonin after FDA approval. We believe that this product could be on the market as soon as 2003. For oral calcitonin, Pfizer terminated its license agreement with Unigene in March 2001 and as a result we will require a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. We expect that the costs of these trials would be borne by our future licensee due to our limited financial resources. Because multiple clinical trials are still necessary for our oral calcitonin product, the product launch would take at least several years. PTH is in very early stages of development and therefore it is too early to speculate on a marketable product. However, GSK will fund all development activities during the program, including Unigene's activities in the production of raw material for development and clinical supplies. Typically, we would expect cash inflows prior to commercialization from any license agreement we sign in the form of up-front payments and milestone payments. Due to our limited financial resources, the delay in signing license or distribution agreements for our products, the delay in achieving milestones, the termination of the GSK agreement, or the delay in obtaining regulatory approvals for our products would have an adverse effect on our operations and our cash flow.

We have a number of future payment obligations under various agreements. They are summarized at March 31, 2002, except as to the Tail Wind note which is as of April 9, 2002, as follows:

           Contractual Obligations                  Total            2002              2003              2004        Thereafter
           -----------------------                  -----            ----              ----              ----        ----------

Chinese joint ventures                          $ 1,102,500          607,500               --          495,000               --
Tail Wind Note                                    1,178,335               --               --               --        1,178,335
Short-term notes payable - stockholders           9,683,323        9,683,323               --               --               --
Long-term notes payable - stockholders            1,870,000        1,870,000               --               --               --
Capital leases                                       33,320           24,035            9,285               --               --
Operating leases                                    482,070          183,081          227,010           39,676           32,303
Executive compensation                              251,250          251,250               --               --               --
                                                -----------       ----------          -------          -------        ---------
   Total Contractual Obligations                $14,600,798       12,619,189          236,295          534,676        1,210,638
                                                ===========       ==========          =======          =======        =========


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

Under the terms of the joint venture with SPG, Unigene is obligated to contribute up to $405,000 in cash during 2002 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by Unigene's share of joint venture profits. As of March 31, 2002, Unigene had contributed $37,500 to the joint venture. The joint venture began operations in March 2002. In addition, Unigene is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in 14 monthly installment payments of $25,000 in order to terminate its former joint venture in China, of which $110,000 had been paid as of March 31, 2002. We recognized the entire $350,000 obligation as an expense in 2000.

In June 1998, Unigene completed a private placement of $4,000,000 in principal amount of 5% convertible debentures to Tail Wind from which Unigene realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of Unigene's common stock. The interest on the debentures, at our option, was payable in shares of common stock. Upon conversion, the holder of a 5% debenture was entitled to receive warrants to purchase a number of shares of common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of common stock that Unigene was obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, was limited to 3,852,500 shares. After this share limit was reached, we became obligated to redeem all 5% debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In December 1999, Unigene was unable to convert $200,000 in principal of the 5% debentures tendered for conversion because the conversion would have exceeded the share limit. As a result, Unigene accrued, as of December 31, 1999, an amount equal to $400,000 representing the 20% premium on the outstanding $2,000,000 in principal amount of 5% debentures that had not been converted. As of March 31, 2002, all of the $2,000,000 in principal amount of 5% debentures were tendered for conversion and therefore are classified as a current liability in the amount of $2,400,000. Through March 31, 2002, Unigene issued a total of 3,703,362 shares of common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, Unigene issued an additional 103,032 shares of common stock upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

On January 5, 2000, Unigene failed to make the required semi-annual interest payment on the outstanding 5% debentures. As a result, the interest rate on the outstanding 5% debentures increased to 20% per year. The semi-annual interest payments due July 5, 2000, January 5, 2001, July 5, 2001 and January 5, 2002 were not made. As of March 31, 2002, the accrued and unpaid interest on the 5% debentures totaled approximately $966,000. In addition, due to the delisting of Unigene's common stock from the Nasdaq National Market in October 1999, we became obligated under a separate agreement to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. Unigene had not made any of these payments, but had accrued the amounts as additional interest expense. As of March 31, 2002, the accrued and unpaid amount of this penalty totaled approximately $1,217,000.

Because of our failure to make cash payments to the holder of the debentures, an event of default occurred. As a result, the holder filed a demand for arbitration against Unigene in July 2000. In June 2001, the arbitration was postponed to allow Tail Wind and Unigene to engage in settlement discussions. On April 9, 2002, Unigene and Tail Wind entered into a settlement agreement. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to Unigene the $2 million in principal amount of convertible debentures that remained outstanding and released all claims against Unigene relating to Tail Wind's purchase of the convertible debentures, including all issues raised in the arbitration, which aggregated approximately $4.5 million. In exchange, Unigene issued to Tail Wind a $1 million secured promissory note and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. The shares are valued at $1.1 million in the aggregate, based on Unigene's closing stock price on April 9, 2002. Unigene will therefore recognize a gain for accounting purposes of approximately $2.4 million on the extinguishment of debt and related interest. Under the terms of the settlement agreement, Unigene deposited the two million shares of common stock with an escrow agent and filed a registration statement covering the resale of the shares with the SEC. Beginning May 13, 2002, the escrow agent will release the shares to Tail Wind at a rate of 50,000 shares per week over a 40-week period, depending on trading volume.

To satisfy Unigene's short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to Unigene. From January 1, 2002 through May 1, 2002, Jay Levy made demand loans to Unigene of $700,000. During 2001, Jay Levy made demand loans to Unigene of $6,100,000 and Warren Levy and Ronald Levy each made demand loans to Unigene of $5,000. Unigene has not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $131,000, and total interest expense on all Levy loans was approximately $295,000 for the three months ended March 31, 2002. As of May 1, 2002, total accrued interest on all Levy loans was approximately $2,406,000 and the outstanding loans by these individuals to Unigene, classified as short-term debt, totaled $11,553,323 and consist of:

Loans from Jay Levy in the aggregate principal amount of $3,465,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.00% at May 1, 2002) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in Unigene's equipment and real property. Accrued interest on these loans at May 1, 2002 was approximately $1,261,000.

Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of Unigene's equipment and a mortgage on Unigene's real property. The terms of the notes require Unigene to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at May 1, 2002 was approximately $481,000.

Loans from Jay Levy in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (6.00% at May 1, 2002) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at May 1, 2002 was approximately $268,000.

Loans from Warren Levy in the aggregate principal amount of $260,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.00% at May 1, 2002) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (6.00% at May 1, 2002) and is classified as short-term debt. These loans are secured by a secondary security interest in Unigene's equipment and real property. Accrued interest on these loans at May 1, 2002 was approximately $199,000.

Loans from Ronald Levy in the aggregate principal amount of $248,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.00% at May 1, 2002) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (6.00% at May 1, 2002) and is classified as short-term debt. These loans are secured by a secondary security interest in Unigene's equipment and real property. Accrued interest on these loans at May 1, 2002 was approximately $197,000.

Under the agreement with Fusion, Unigene has the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day during the term of the agreement $43,750 of its common stock up to an aggregate of $21,000,000. See Note G. The Board of Directors has authorized the sale to Fusion of up to 21,000,000 shares of Unigene common stock. From May 18, 2001 through May 1, 2002, Unigene has received $3,572,310 through the sale of 8,324,910 shares to Fusion, before cash expenses of approximately $450,000. Our sales of common stock to Fusion have been below the maximum level due to the share price and trading volume of our common stock as well as due to our desire to keep dilution to a minimum. As a result, we were still borrowing from the Levys in the first quarter of 2002 to supplement the funding of our operations. Depending on the future price at which shares are sold, Fusion could provide Unigene with sufficient funding to sustain its operations for up to two years. The ability of Unigene to realize these funds will also depend on its continuing compliance with the Fusion agreement.

The extent to which we intend to utilize Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the achievement of milestones in the GSK license agreement and through the entry into new licensing agreements or the sale of calcitonin, both of which we are actively exploring. If we are unable to achieve milestones in the GSK license agreement on a timely basis or are unable to enter into a significant new revenue generating license or other arrangement in the near term, or if the GSK license is terminated, we may need to utilize Fusion to a greater extent or to secure another source of funding in order to satisfy our working capital needs or we might need to significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. Unigene believes that satisfying its capital requirements over the long term will require the successful commercialization of its PTH product, its oral or nasal calcitonin products or another peptide product in the United States and abroad. However, it is uncertain whether or not any of its products will be approved or will be commercially successful. In addition, the commercialization of its peptide products may require Unigene to incur additional capital expenditures to expand or upgrade its manufacturing operations. Unigene cannot determine either the cost or the timing of such capital expenditures at this time.

As of December 31, 2001, Unigene had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $80,000,000, expiring from 2002 through 2021, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, as of December 31, 2001, Unigene had research and development credits in the approximate amount of $3,000,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2002 through 2021. Unigene has New Jersey operating loss carryforwards in the approximate amount of $26,700,000, expiring from 2005 through 2008, which are available to reduce future taxable income, which would otherwise be subject to state income tax. As of March 31, 2002, approximately $14,700,000 of these New Jersey loss carryforwards has been approved for future sale under a program of the New Jersey Economic Development Authority, ("NJEDA"). In order to realize these benefits, Unigene must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We sold tax benefits and realized a total of $272,000 in January 2002.

Unigene follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Given our past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS No. 109 were fully reserved. As of December 31, 2001 and 2000 under SFAS No. 109, Unigene had deferred tax assets of approximately $34,000,000 and $29,000,000, respectively, subject to valuation allowances of $34,000,000 and $29,000,000, respectively. The deferred tax assets are primarily a result of Unigene's net operating losses and tax credits. For the three-month period ended March 31, 2002, the Unigene's deferred tax assets and valuation allowances each increased by approximately $1,000,000.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission defines "critical accounting policies" as those that are both important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies which are more fully described in Note 3 of the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which the selection of an available policy would not produce a materially different result.

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

Accounting for Stock Options: We account for stock options granted to employees and directors in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. We account for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Had compensation cost for options granted to employees and directors been determined consistent with SFAS No. 123, Unigene's net loss would have increased for the years ended December 31, 2001, 2000 and 1999 by approximately $780,000, $175,000 and $605,000, respectively.

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

The information below summarizes Unigene's market risks associated with debt obligations as of March 31, 2002, except as to the Tail Wind note which is as of April 9, 2002. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Variable interest rates disclosed represent the rates at March 31, 2002. Given Unigene's financial condition described in "Liquidity and Capital Resources" it is not practicable to estimate the fair value of our debt instruments.


                                                           Year of Maturity
                                                      -----------------------------------------------
                                   Carrying
                                    Amount            2002        2003    2004            2005   2006
                                    ------            ----        ----    ----            ----   ----

Notes payable - stockholders      $4,673,323        4,673,323      --      --              --      --
Variable interest rate (1)                               11.0%     --      --              --      --
Notes payable - stockholders      $5,010,000        5,010,000      --      --              --      --
Variable interest rate                                    6.0%     --      --              --      --
Notes payable - stockholders      $1,870,000        1,870,000      --      --              --      --
Fixed interest rate (2)                                    11%     --      --              --      --
Tail Wind note                    $1,000,000               --      --      --      $1,000,000      --
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


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of our business, or industry results, to be materially different from any future results, performance or activities expressed or implied by such forward-looking statements. These factors include: general economic and business conditions, our financial condition, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals for our products, litigation and other factors discussed in our various filings with the SEC, including Unigene's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

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

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------
(a)      Not applicable.

(b)      Not applicable.

(c)      Recent Sales of Unregistered Securities.

In the quarter ended March 31, 2002, Unigene sold 2,385,000 shares of common stock to Fusion Capital Fund II, LLC for gross proceeds of $1,214,930. All of such shares were issued by Unigene without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933, because the offer and sale was made to a limited number of investors in a private transaction.

In the quarter ended March 31, 2002, Unigene sold 300,000 shares of common stock to Rutgers University in exchange for cancellation of indebtedness in the amount of $225,000. All of such shares were issued by Unigene without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933, because the offer and sale was made to a limited number of investors in a private transaction.

(d)      Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

See   description  of  notes  payable  to   stockholders  in  Part  I,  Item  2:
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
         (a)      Exhibits:  None.

         (b)      Reports on Form 8-K:

Unigene did not file any reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNIGENE LABORATORIES, INC.
May 15, 2002                                     -------------------------------
                                                 (Registrant)

                                                 /s/ Warren P. Levy
                                                 -------------------------------
                                                 Warren P. Levy, President
                                                 (Chief Executive Officer)


                                                 /s/ Jay Levy
May 15, 2002                                     -------------------------------
                                                 Jay Levy, Treasurer
                                                 (Chief Financial Officer and
                                                  Chief Accounting Officer)