Form 10-Q
period 2002-06-30
UNIGENE LABORATORIES INC
filed 2002-08-14
CIK 352747

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

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

Common Stock, $.01 Par Value--59,184,848 shares as of August 1, 2002

                                     INDEX

                           UNIGENE LABORATORIES, INC.




PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets-
    June 30, 2002 and December 31, 2001                                      3

Condensed Statements of Operations-
    Three months and six months ended June 30, 2002 and 2001                 4

Condensed Statements of Cash Flows-
    Six months ended June 30, 2002 and 2001                                  5

Notes to Condensed Financial Statements-
    June 30, 2002                                                            6

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                     12

Item 3. Quantitative and Qualitative Disclosures About
    Market Risk                                                             21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  22

Item 2.  Changes in Securities and Use of Proceeds                          22

Item 3.  Defaults Upon Senior Securities                                    22

Item 4.  Submission of Matters to a Vote of Security Holders                23

Item 6.  Exhibits and Reports on Form 8-K                                   24

SIGNATURES                                                                  25

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           UNIGENE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                                 June 30, 2002   December 31, 2001
                                                                                 -------------   -----------------
ASSETS                                                                            (Unaudited)
------
Current assets:
    Cash and cash equivalents                                                    $    911,827       $    405,040
    Receivables                                                                       454,372                 --
    Prepaid expenses                                                                  139,771             72,701
    Inventory                                                                         541,733            283,328
                                                                                 ------------       ------------
                  Total current assets                                              2,047,703            761,069

Property, plant and equipment - net                                                 3,428,333          4,109,312
Investment in joint venture                                                           900,000            900,000
Patents and other intangibles, net                                                  1,377,107          1,375,062
Other assets                                                                          259,738            373,811
                                                                                 ------------       ------------
                                                                                 $  8,012,881       $  7,519,254
                                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
    Accounts payable                                                             $  1,831,604       $  2,177,949
    Accrued expenses                                                                4,767,212          6,589,251
    Notes payable - stockholders                                                    9,503,323          8,983,323
    Notes payable - other                                                             800,000            800,000
    Current portion - long-term notes payable -
      stockholders                                                                  1,870,000          1,870,000
    5% convertible debentures                                                              --          2,400,000
    Current portion - capital lease obligations                                        19,972             29,677
    Deferred revenue                                                                  200,000                 --
                                                                                 ------------       ------------
                  Total current liabilities                                        18,992,111         22,850,200

Note payable - Tail Wind                                                              985,662                 --
Joint venture obligation,  excluding current portion                                  495,000            495,000
Capital lease obligations, excluding current portion                                    6,976             14,131
Deferred revenue, excluding current portion                                         2,750,000                 --

Commitments and contingencies
Stockholders' deficit:
    Common Stock - par value $.01 per share, authorized 100,000,000 shares, issued 59,127,138 shares in 2002 and
       51,456,715 shares in 2001                                                      591,271            514,567
    Additional paid-in capital                                                     74,769,783         71,271,610
    Common stock to be issued                                                              --            225,000
    Accumulated deficit                                                           (90,576,891)       (87,850,223)
    Less: Treasury stock, at cost, 7,290 shares                                        (1,031)            (1,031)
                                                                                 ------------       ------------
                  Total stockholders' deficit                                     (15,216,868)       (15,840,077)
                                                                                 ------------       ------------
                                                                                 $  8,012,881       $  7,519,254
                                                                                 ============       ============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                    Six Months Ended
                                                         June 30                              June 30
                                            -------------------------------       -------------------------------
                                                2002               2001               2002               2001
                                                ----               ----               ----               ----

Licensing and other revenue                 $    556,700       $     88,042       $    636,671       $    361,817
                                            ------------       ------------       ------------       ------------
Operating expenses:
    Research and development                   1,931,740          2,267,546          3,753,669          4,568,016

    General and administrative                   953,521            627,458          1,501,107          1,236,973
                                            ------------       ------------       ------------       ------------
                                               2,885,261          2,895,004          5,254,776          5,804,989
                                            ------------       ------------       ------------       ------------

Operating loss                                (2,328,561)        (2,806,962)        (4,618,105)        (5,443,172)

Other income (expense):
    Gain on the extinguishment of debt
       and related interest                    2,506,146                 --          2,506,146                 --
    Interest income                                4,934              2,157              6,027              5,493
    Interest expense                            (344,883)          (503,924)          (892,861)          (996,161)
                                            ------------       ------------       ------------       ------------
   Loss before income taxes                     (162,364)        (3,308,729)        (2,998,793)        (6,433,840)
   Income tax benefit                                 --                 --            272,125                 --
                                            ------------       ------------       ------------       ------------
   Net loss                                 $   (162,364)      $ (3,308,729)      $ (2,726,668)      $ (6,433,840)
                                            ============       ============       ============       ============

Net loss per share, basic and diluted       $       0.00       $      (0.07)      $       (.05)      $       (.14)
                                            ============       ============       ============       ============


Weighted average number of shares
outstanding -  basic and diluted              57,220,630         46,767,154         54,867,158         45,630,289
                                            ============       ============       ============       ============


See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Six Months Ended
                                                                           June 30
                                                                    ----------------------
                                                                    2002              2001
                                                                    ----              ----

Net cash provided by (used for) operating activities             $(1,783,193)      $(3,754,870)
                                                                 -----------       -----------
Investing activities:
    Purchase of equipment and furniture                              (44,771)          (12,166)
    Increase in patents and other intangibles                        (78,587)          (91,174)
    Decrease in other assets                                         114,073            57,105
    Construction of leasehold and building improvements              (49,800)           (2,169)
                                                                 -----------       -----------
                                                                     (59,085)          (48,404)
                                                                 -----------       -----------
Financing activities:
    Proceeds from sale of stock, net                               1,859,552           262,829
    Issuance of stockholder notes                                    700,000         3,560,000
    Exercise of stock options and warrants                               711             1,495
    Repayment of capital lease obligations                           (16,860)          (13,637)
    Repayment of stockholder notes                                  (180,000)               --
    Repayment of note payable - Tail Wind                            (14,338)               --
                                                                 -----------       -----------
                                                                   2,349,065         3,810,687
                                                                 -----------       -----------

Net increase (decrease) in cash and cash equivalents                 506,787             7,413

Cash and cash equivalents at beginning of year                       405,040            17,108
                                                                 -----------       -----------
Cash and cash equivalents at end of period                       $   911,827       $    24,521
                                                                 ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Issuance of note payable for settlement of 5%
   convertible debentures                                        $ 1,000,000                --
                                                                 ===========       ===========
Issuance of common stock in payment of 5% convertible
   debentures, accounts payable  and accrued expenses            $ 1,431,200                --
                                                                 ===========       ===========

Cash paid for interest                                           $    17,151       $    30,896
                                                                 ===========       ===========

See notes to condensed financial statements

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION


The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, please refer to the financial statements and footnotes included in Unigene's annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

NOTE B - LIQUIDITY


Unigene has incurred annual operating losses since its inception and, as a result, at June 30, 2002 has an accumulated deficit of approximately $90,577,000 and has a working capital deficiency of approximately $16,944,000. These factors raise substantial doubt about its ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. Unigene's cash requirements are approximately $10 to $11 million per year to operate its research and peptide manufacturing facilities and develop its peptide products. Unigene also has principal and interest obligations under the Tail Wind note and its outstanding notes payable to the Levys, as well as obligations relating to its current and former joint ventures in China. In addition to the GlaxoSmithKline ("GSK") license agreement described in Note C, Unigene is actively seeking licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other oral peptides. We do not have sufficient financial resources to continue to fund our operations at the current level. Under the agreement with Fusion Capital Fund II, LLC, Unigene has the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day $43,750 of our common stock up to an aggregate of $21,000,000 over a period of 24 months. The Board of Directors has authorized the sale to Fusion of up to 21,000,000 shares of Unigene common stock. See Note G. During the first six months of 2002, Unigene received gross proceeds of $2,047,635 from the sale of 4,553,602 shares of common stock to Fusion before cash expenses of approximately $188,000. From May 18, 2001, through June 30, 2002, Unigene has received approximately $3,928,000 through the sale of 9,566,087 shares of common stock to Fusion, before cash expenses of approximately $480,000. Our sales of common stock to Fusion have been below the maximum level permitted due to the share price and trading volume of our common stock as well as due to our desire to keep dilution to a minimum. In addition, during the first quarter of 2002, we borrowed $700,000 from Jay Levy, the Chairman of the Board, to fund a portion of our operations.


The extent to which we rely on Fusion as a source of financing will depend on a number of factors, including the prevailing market price and trading volume of our common stock and the extent to which we are able to secure working capital from other sources, such as through the achievement of milestones in the GSK license agreement and through entering into new licensing agreements or the sale of calcitonin, both of which we are actively exploring. If we are unable to achieve milestones in the GSK license agreement on a timely basis or are unable to enter into a significant new revenue generating license or other arrangement in the near term, or if the GSK license is terminated, we may need to utilize Fusion to a greater extent or to secure another source of funding in order to satisfy our working capital needs or we might need to significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects.

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

NOTE C - GLAXOSMITHKLINE AGREEMENT


On April 13, 2002, we completed a licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2 million up-front licensing fee payment and a $1 million licensing-related milestone payment to us and could make subsequent milestone payments in the aggregate amount of $147 million, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including Unigene's activities in the production of raw material for development and clinical supplies, and will pay Unigene a royalty on its worldwide sales of the product. Through June 30, 2002, Unigene has recognized an aggregate of $488,000 for its GSK development activities. The royalty rate will be increased if certain sales milestones are achieved. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party
(i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or
(iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement (i) any time after 1 year from the effective date for various articulated reasons related to a substantial diminution of the perceived business opportunity from the development or commercialization of product, or (ii) if Unigene fails to fulfill certain obligations by a date certain, which obligations require the cooperation of third parties. Revenue recognition of the up front licensing fee and first milestone payment has been deferred over the estimated performance period of the license agreement of 15 years. Revenue for both of the three and six month periods ended June 30, 2002 includes $50,000 of deferred licensing revenue.


NOTE D - NOTES PAYABLE - STOCKHOLDERS


During the second quarter of 2002, Unigene repaid to Jay Levy, the Chairman of the Board and an officer of Unigene, $180,000 of demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus 5.25% (11.0% as of June 30, 2002). During the first quarter of 2002, Jay Levy, the Chairman of the Board and an officer of Unigene, loaned to Unigene $700,000 evidenced by demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus .25% (6.0% as of June 30,
2002).


In 2001, due to the fact that we did not make principal and interest payments when due, the interest rate on $3,465,000 (currently $3,285,000), $260,000 and $248,323 of prior demand loans made to Unigene by Jay Levy, Warren Levy and Ronald Levy, respectively, increased an additional 5% per year to the Merrill Lynch Margin Loan Rate plus 5.25% (11.0% as of June 30, 2002) and the interest rate on $1,870,000 of term notes evidencing loans made by Jay Levy to Unigene increased an additional 5% per year from 6% to 11%. The increased rate is calculated on both past due principal and interest.

NOTE E - CONVERTIBLE DEBENTURES

In June 1998, Unigene completed a private placement of $4,000,000 in principal amount of 5% convertible debentures from which Unigene realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of Unigene's common stock. The interest on the debentures, at our option, was payable in shares of common stock. Upon conversion, the holder of a 5% debenture was entitled to receive warrants to purchase a number of shares of common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of common stock that Unigene was obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, was limited to 3,852,500 shares. After this share limit was reached, we became obligated to redeem all 5% debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In December 1999, Unigene was unable to convert $200,000 in principal of the 5% debentures tendered for conversion because the conversion would have exceeded the share limit. As a result, Unigene accrued, as of December 31, 1999, an amount equal to $400,000 representing the 20% premium on the outstanding $2,000,000 in principal amount of 5% debentures that had not been converted. As of March 31, 2002, all of the $2,000,000 in principal amount of 5% debentures were tendered for conversion and therefore were classified as a current liability in the amount of $2,400,000. Through March 31, 2002, Unigene issued a total of 3,703,362 shares of common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, Unigene issued an additional 103,032 shares of common stock upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

On January 5, 2000, Unigene failed to make the required semi-annual interest payment on the outstanding 5% debentures. As a result, the interest rate on the outstanding 5% debentures increased to 20% per year. The semi-annual interest payments due July 5, 2000, January 5, 2001, July 5, 2001 and January 5, 2002 were not made. In addition, due to the delisting of Unigene's common stock from the Nasdaq National Market in October 1999, we became obligated to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. Unigene had not made any of these payments, but had accrued the amounts as additional interest expense.


Because of our failure to make cash payments to the holder of the debentures, an event of default occurred. On April 9, 2002, Unigene and Tail Wind entered into a settlement agreement. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to Unigene the $2 million in principal amount of convertible debentures that remained outstanding and released all claims against Unigene relating to Tail Wind's purchase of the convertible debentures, including all issues raised in the arbitration, which aggregated approximately $4,583,000. In exchange, Unigene issued to Tail Wind a $1 million promissory note with a first security interest in Unigene's Fairfield, New Jersey plant and equipment and two million shares of Unigene common stock, which were placed in escrow as described below. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. Under the terms of the settlement, if any repayments are made on the Levy debt, a proportionate payment must be made on the Tail Wind note based on the ratio of Tail Wind debt and Levy debt at the time of payment. During the second quarter of 2002, $180,000 was paid on the Levy debt and therefore $14,338 was paid on the Tail Wind note. The shares were valued at $1.1 million in the aggregate, based on Unigene's closing stock price on April 9, 2002. Unigene therefore recognized a gain for accounting purposes of approximately $2,443,000 on the extinguishment of debt and related interest in the second quarter of 2002. In accordance with recently adopted SFAS No. 145, the gain on extinguishment of debt is classified with other income (expense) items on the statement of operations. Under the terms of the settlement agreement, Unigene deposited the two million shares of common stock with an escrow agent and filed a registration statement covering the resale of the shares with the SEC. Beginning May 13, 2002, the escrow agent has released the shares to Tail Wind at a rate of 50,000 shares per week with additional monthly releases depending on prior month trading volume. Through June 30, 2002, 350,000 shares of common stock have been released. In addition, in July and August 2002, the escrow agent released an additional 750,000 shares to Tail Wind based upon Unigene's stock trading volume in June and July 2002.


NOTE F- INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                        June 30, 2002         December 31, 2001
                                        -------------         -----------------

             Finished goods..........     $195,000               $    100,000
             Raw materials...........      346,733                    183,328
                                          --------               ------------
                  Total..............     $541,733               $    283,328
                                          ========               ============

NOTE G - FUSION CAPITAL FINANCING

On May 9, 2001, Unigene entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion has agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $43,750 of our common stock up to an aggregate of $21,000,000. Fusion is committed to purchase the shares over a twenty-four month period. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $4.00 per share for five (5) consecutive trading days, we have the right to increase the daily purchase amount above $43,750, providing that the closing sale price of our stock remains at least $4.00. Fusion is not obligated to purchase any shares of our common stock if the purchase price is less than $0.25 per share. Under the agreement with Fusion, Unigene must satisfy the requirements that are a condition to Fusion's obligation, including: the continued effectiveness of the registration statement for the resale of the shares by Fusion, no default on, or acceleration prior to maturity of, any payment obligations of Unigene in excess of $1,000,000, no insolvency or bankruptcy of Unigene, our transfer agent's failure for five trading days to issue to Fusion shares of our common stock which Fusion is entitled to under the common stock purchase agreement, any material breach of the representations or warranties or covenants contained in the common stock purchase agreement or any related agreements which has or which could have a material adverse affect on us subject to a cure period of ten trading days, continued listing of Unigene common stock on the OTC Bulletin Board, and Unigene must avoid the failure to meet the maintenance requirements for listing on the OTC Bulletin Board for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period. The selling price per share to Fusion is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest five closing sale prices of our common stock during the 15 trading days prior to the date of purchase by Fusion. We issued to Fusion 2,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share as of March 30, 2001 as compensation for its commitment, which was charged to additional paid-in-capital. Fusion has agreed not to sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant until the earlier of May 2003 or the termination or a default under the common stock purchase agreement. In addition to the compensation shares, the Board of Directors has authorized the issuance and sale to Fusion of up to 21,000,000 shares of Unigene common stock. From May 18, 2001 through June 30, 2002, we have received approximately $3,928,000 through the sale of 9,566,087 shares of common stock to Fusion, before cash expenses of approximately $480,000.

In December 2000, we issued a five-year warrant to purchase 373,002 shares of Unigene common stock at $1.126 per share to an investment banker as a fee in connection with the Fusion financing agreement.

Fusion has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement.

NOTE H - CHINA JOINT VENTURE


In June 2000, we entered into a joint venture with Shijiazhuang Pharmaceutical Group ("SPG"), a pharmaceutical company in the People's Republic of China. The joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly other selected Asian markets) for the treatment of osteoporosis. We own 45% of the joint venture and will have a 45% interest in the joint venture profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the joint venture to sell our product in China. The joint venture is now preparing a new drug application ("NDA") in China for its injectable and nasal products which is expected to be filed in late-2002. In addition, the joint venture may be required to conduct brief local human trials. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin produced at our Boonton, New Jersey plant. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The joint venture commenced operations in March 2002. Initial sales will be used by the joint venture to offset startup costs. Therefore, the joint venture's initial net income or loss will be immaterial to Unigene's results of operations. Under the terms of the joint venture with SPG, Unigene is obligated to contribute up to $405,000 in cash during 2002 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits. As of June 30, 2002 we invested $37,500 in the joint venture. In addition, Unigene is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in monthly installment payments of $5,000 (reduced from $25,000 per month) in order to terminate its former joint venture in China, of which $120,000 has been paid as of June 30, 2002. We recognized the entire $350,000 obligation as an expense in 2000.


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

NOTE K - OTHER

For the three month and six month periods ended June 30, 2002, Unigene recognized additional gains in the amount of $15,000 and $63,000, respectively. These gains were due to a favorable settlement of amounts owed to a vendor in exchange for Unigene common stock.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS


Revenue increased 533% to $557,000 from $88,000 for the three months ended June 30, 2002, and increased 76% to $637,000 from $362,000 for the six months ended June 30, 2002, as compared to the same periods in 2001. Revenue for 2002 consisted primarily of revenue from GlaxoSmithKline ("GSK") for an aggregate of $488,000 for its GSK development activities. In April 2002, Unigene received a $2,000,000 up-front payment under an agreement for an oral PTH product licensed to GSK. Unigene also received a $1,000,000 licensing-related milestone payment from GSK. These payments are being deferred in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101") and recognized as revenue over a 15-year period which is our estimated performance period of the license agreement. Therefore, $50,000 of the deferred up-front and milestone payments was recognized as revenue during the second quarter of 2002. Revenue for the three months ended June 30, 2001 consisted primarily of calcitonin sales. Revenue for the six months ended June 30, 2001 consisted primarily of revenue from Pfizer, including $200,000 from the amortization of deferred revenue and $54,000 for analytical testing services. In March 2001, Pfizer terminated its license agreement with Unigene.


Research and development, Unigene's largest expense, decreased 15% to $1,932,000 from $2,268,000 for the three months ended June 30, 2002, and decreased 18% to $3,754,000 from $4,568,000 for the six months ended June 30, 2002, as compared to the same periods in 2001. The decrease was primarily attributable to decreased development expenses related to Unigene's nasal calcitonin product, a reduction in utility costs and non-renewal of an outside research collaboration.

General and administrative expenses increased 52% to $954,000 from $627,000 for the three months ended June 30, 2002, and increased 21% to $1,501,000 from $1,237,000 for the six months ended June 30, 2002, as compared to the same periods in 2001. The increases were primarily due to increased legal fees related to the GSK license agreement and to the Tail Wind settlement.

Gain on the extinguishment of debt and related interest results primarily from the April 9, 2002 settlement agreement between Unigene and Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to Unigene the $2 million in principal amount of convertible debentures that remained outstanding and released all claims against Unigene relating to Tail Wind's purchase of the convertible debentures, including all issues raised in the arbitration, which aggregated $4,583,000. In exchange, Unigene issued to Tail Wind a $1 million promissory note with a first security interest in Unigene's Fairfield, New Jersey plant and equipment and two million shares of Unigene common stock, which were placed in escrow as described below. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. The shares were valued at $1.1 million in the aggregate, based on Unigene's closing stock price on April 9, 2002. Unigene therefore recognized a gain for accounting purposes of $2,443,000 on the extinguishment of debt and related interest in the second quarter of 2002. In addition, for the three month and six month periods ended June 30, 2002, Unigene recognized additional gains in the amount of $15,000 and $63,000, respectively. These gains were due to a favorable settlement of amounts owed to a vendor in exchange for Unigene common stock.


Interest income increased $3,000 or 129% for the three months ended June 30, 2002, and increased $500 or 10% for the six months ended June 30, 2002, as compared to the same periods in 2001, due to additional funds available for investments in 2002, partially offset by lower prevailing interest rates.

Interest expense decreased $159,000 or 32% for the three months ended June 30, 2002 to $345,000 from $504,000 and decreased $103,000 or 10% for the six months ended June 30, 2002 to $893,000 from $996,000 as compared to the same periods in 2001. Interest expense for the three months and six months ended June 30, 2002 was reduced by the settlement with Tail Wind in April 2002. Unigene issued a $1,000,000 note accruing interest at 6% per annum in connection with the Tail Wind settlement. Previously, Unigene was accruing interest on its Tail Wind 5% convertible debentures. The annual interest rate on the $2,000,000 in outstanding principal amount of the 5% debentures was 20%. In addition, Unigene had been accruing additional interest expense monthly in an amount equal to 2% of the outstanding principal amount of the 5% debentures as a penalty for the removal of Unigene's common stock from trading on the Nasdaq Stock Market. Officers' loans to Unigene increased $700,000 during the first quarter of 2002 and decreased $180,000 during the second quarter of 2002. Both periods were affected by the fact that in 2001 Unigene did not make principal and interest payments on certain officers' loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $317,000 for the first half of 2002 and $276,000 for the first half of 2001.


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

Due to the gain on the extinguishment of debt and related interest and the increase in revenue, net loss for the three months ended June 30, 2002 decreased 95% or $3,146,000 to $162,000 from $3,309,000 for the corresponding period in 2001.

Due to the gain on the extinguishment of debt and related interest, the increase in revenue, the decrease in operating expenses and the increase in income tax benefit, net loss for the six months ended June 30, 2002 decreased 58% or $3,707,000 to $2,727,000 from $6,434,000 for the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, Unigene had cash and cash equivalents of $912,000, an increase of $507,000 from December 31, 2001.

We do not have sufficient financial resources to continue to fund our operations at the current level. Unigene has incurred annual operating losses since its inception and, as a result, at June 30, 2002, had an accumulated deficit of approximately $90,577,000 and a working capital deficiency of approximately $16,944,000. The independent auditors' report covering Unigene's 2001 financial statements includes an explanatory paragraph stating that these factors raise substantial doubt about our ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

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


On April 13, 2002, we completed a licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2 million up-front licensing fee payment and a $1 million licensing-related milestone payment to us and could make additional milestone payments in the aggregate amount of $147 million, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including Unigene's activities in the production of raw material for development and clinical supplies, and will pay Unigene a royalty on its worldwide sales of the product. The royalty rate will be increased if certain sales milestones are achieved. This agreement is subject to certain termination provisions.


In July 1997, Unigene entered into an agreement under which it granted to Warner-Lambert Company a worldwide license to use its oral calcitonin technology. In June 2000, Pfizer Inc. acquired Warner-Lambert. Through March 31, 2001, we had received a total of $22.9 million from Pfizer consisting of $3 million for an equity investment, $3 million for a licensing fee, $400,000 for analytical testing services and recognized an aggregate of $16.5 million in milestone revenue. Pfizer conducted a Phase I/II human study which was completed in December 2000. Pfizer analyzed the results of the study and informed Unigene in March 2001 that the study did not achieve Pfizer's desired results. Pfizer terminated the license agreement citing this conclusion. As a result of the termination, Pfizer was no longer obligated to make additional milestone payments or royalty payments to us (previously achieved milestones had been paid in full prior to December 31, 2000). At the time the agreement was terminated, there were remaining milestone payments in the aggregate amount of $32 million. Of this total, $16 million was related to commencement of clinical trials or regulatory submissions and $16 million was related to regulatory approvals in the U.S. and overseas. We believe that this study, in which a U.S. Food & Drug Administration ("FDA") approved product also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral calcitonin product. Unigene also believes that the results would have been more favorable if subjects in the study had received calcium supplementation in addition to the calcitonin. Therefore, Unigene intends to continue the development of its oral calcitonin product as a treatment for osteoporosis, and is seeking potential licensees in the U.S. and other countries.

As a result of the termination of the Pfizer agreement, we no longer have restrictions on selling bulk calcitonin. During 2001 and in the first half of 2002, we sold a total of $339,000 and $49,000, respectively, of bulk calcitonin. Unigene also has the right to license the use of its technologies for injectable and nasal formulations of calcitonin on a worldwide basis. Unigene has licensed distributors in the United Kingdom, Ireland and Israel for its injectable product. However, these distribution agreements have not produced significant revenues. In June 2000, we entered into a joint venture agreement in China with SPG, to manufacture and market our injectable and nasal calcitonin products. The joint venture commenced operations in March 2002. Initial sales will be used by the joint venture to offset startup costs. Therefore, the joint venture's initial net income or loss will be immaterial to Unigene's results of operations. Unigene is actively seeking other licensing and/or supply agreements with pharmaceutical companies for its injectable and nasal calcitonin products and for other pharmaceutical products that can be manufactured and/or delivered using its patented technologies, and is also exploring other opportunities including business combinations. However, we may not be successful in our efforts to enter into any additional revenue generating agreements.

We are engaged in the research, production and delivery of peptide products. Our primary focus has been on the development of various forms of calcitonin and other peptide products for the treatment of osteoporosis, including nasal and oral calcitonin, and, beginning in 2001, PTH. In each case, we seek to develop the basic product and then license the product to an established pharmaceutical company to complete the development, clinical trials and regulatory process. As a result, we will not control the nature, timing or cost of bringing our products to market. Prior to our agreement with GSK, we did not track costs on a per project basis, and therefore were unable to allocate our total research and development costs incurred to date to our various products. Each of these products is in various stages of completion. For nasal calcitonin, we filed an Investigational New Drug Application with the FDA in February 2000 and successfully completed human studies using our product. The remaining steps to commercialize this product would include the signing of a license or distribution agreement and the filing of an NDA with the FDA in the third quarter of 2002. The remaining cost for preparing and filing the NDA is approximately $130,000. Unigene is seeking a licensing partner or contract sales organization which could proceed to market nasal calcitonin after FDA approval. We believe that this product could be on the market as soon as 2003. For oral calcitonin, Pfizer terminated its license agreement with Unigene in March 2001 and as a result we will require a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. We expect that the costs of these trials would be borne by our future licensee due to our limited financial resources. Because multiple clinical trials are still necessary for our oral calcitonin product, the product launch would take at least several years. PTH is in very early stages of development and therefore it is too early to speculate on a marketable product. However, GSK will fund all development activities during the program, including Unigene's activities in the production of raw material for development and clinical supplies. Typically, we would expect cash inflows prior to commercialization from any license agreement we sign in the form of up-front payments and milestone payments. Due to our limited financial resources, the delay in signing license or distribution agreements for our products, the delay in achieving milestones, the termination of the GSK agreement, or the delay in obtaining regulatory approvals for our products would have an adverse effect on our operations and our cash flow.

We have a number of future payment obligations under various agreements. They are summarized at June 30, 2002, as follows:

                                                                      Second
                                                                     half of
           Contractual Obligations                    Total            2002           2003           2004        Thereafter
           -----------------------                    -----            ----           ----           ----        ----------


Chinese joint ventures                             $ 1,092,500        402,500         60,000        555,000         75,000
Tail Wind note and accrued interest                  1,161,506             --             --             --      1,161,506
Short-term notes payable - stockholders              9,503,323      9,503,323             --             --             --
Long-term notes payable - stockholders               1,870,000      1,870,000             --             --             --

Capital leases                                          26,948         15,850         11,098             --             --
Operating leases                                       419,971        120,982        227,010         39,676         32,303
Executive compensation                                 167,500        167,500             --             --             --

                                                   -----------    -----------    -----------    -----------    -----------

   Total Contractual Obligations                   $14,241,748     12,080,155        298,108        594,676      1,268,809
                                                   -----------    -----------    -----------    -----------    -----------


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

Under the terms of the joint venture with SPG, Unigene is obligated to contribute up to $405,000 in cash during 2002 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by Unigene's share of joint venture profits. As of June 30, 2002, Unigene had contributed $37,500 to the joint venture. The joint venture began operations in March 2002. In addition, Unigene is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in monthly installment payments of $5,000 (reduced from $25,000 per month) in order to terminate its former joint venture in China, of which $120,000 had been paid as of June 30, 2002. We recognized the entire $350,000 obligation as an expense in 2000.

In June 1998, Unigene completed a private placement of $4,000,000 in principal amount of 5% convertible debentures to Tail Wind from which Unigene realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of Unigene's common stock. The interest on the debentures, at our option, was payable in shares of common stock. Upon conversion, the holder of a 5% debenture was entitled to receive warrants to purchase a number of shares of common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of common stock that Unigene was obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, was limited to 3,852,500 shares. After this share limit was reached, we became obligated to redeem all 5% debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In December 1999, Unigene was unable to convert $200,000 in principal of the 5% debentures tendered for conversion because the conversion would have exceeded the share limit. As a result, Unigene accrued, as of December 31, 1999, an amount equal to $400,000 representing the 20% premium on the outstanding $2,000,000 in principal amount of 5% debentures that had not been converted. As of December 31, 2001, all of the $2,000,000 in principal amount of 5% debentures were tendered for conversion and therefore were classified as a current liability in the amount of $2,400,000. Through December 31, 2001, Unigene issued a total of

3,703,362 shares of common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, Unigene issued an additional 103,032 shares of common stock upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

On January 5, 2000, Unigene failed to make the required semi-annual interest payment on the outstanding 5% debentures. As a result, the interest rate on the outstanding 5% debentures increased to 20% per year. The semi-annual interest payments due July 5, 2000, January 5, 2001, July 5, 2001 and January 5, 2002 were not made. In addition, due to the delisting of Unigene's common stock from the Nasdaq National Market in October 1999, we became obligated to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. Unigene had not made any of these payments, but had accrued the amounts as additional interest expense.


Because of our failure to make cash payments to the holder of the debentures, an event of default occurred. On April 9, 2002, Unigene and Tail Wind entered into a settlement agreement. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to Unigene the $2 million in principal amount of convertible debentures that remained outstanding and released all claims against Unigene relating to Tail Wind's purchase of the convertible debentures, including all issues raised in the arbitration, which aggregated approximately $4.5 million. In exchange, Unigene issued to Tail Wind a $1 million secured promissory note and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005; however, payments of principal may be required prior to the note's maturity date if repayments of the Levy debt are made. The shares are valued at $1.1 million in the aggregate, based on Unigene's closing stock price on April 9, 2002. Unigene therefore recognized a gain for accounting purposes of approximately $2.4 million on the extinguishment of debt and related interest. Under the terms of the settlement agreement, Unigene deposited the two million shares of common stock with an escrow agent and filed a registration statement covering the resale of the shares with the SEC. Beginning May 13, 2002, the escrow agent has released the shares to Tail Wind at a rate of 50,000 shares per week. In addition, in July and August 2002, the escrow agent released an additional 750,000 shares to Tail Wind based upon Unigene's stock trading volume in June and July 2002.


To satisfy Unigene's short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to Unigene. From January 1, 2002 through August 1, 2002, Jay Levy made demand loans to Unigene of $700,000. Unigene repaid $180,000 in loans to Jay Levy in May 2002. During 2001, Jay Levy made demand loans to Unigene of $6,100,000 and Warren Levy and Ronald Levy each made demand loans to Unigene of $5,000. Unigene has not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $269,000, and total interest expense on all Levy loans was approximately $604,000 for the six months ended June 30, 2002. As of August 1, 2002, total accrued interest on all Levy loans was approximately $2,718,000 and the outstanding loans by these individuals to Unigene, classified as short-term debt, totaled $11,373,323 and consist of:

Loans from Jay Levy in the aggregate principal amount of $3,285,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.00% at August 1, 2002) that are classified as short-term debt. These loans were originally at the

Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in Unigene's equipment and real property. Accrued interest on these loans at August 1, 2002 was approximately $1,394,000.

Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of Unigene's equipment and a mortgage on Unigene's real property. The terms of the notes required Unigene to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at August 1, 2002 was approximately $547,000.

Loans from Jay Levy in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (6.00% at August 1, 2002) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at August 1, 2002 was approximately $354,000.

Loans from Warren Levy in the aggregate principal amount of $260,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.00% at August 1, 2002) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (6.00% at August 1, 2002) and is classified as short-term debt. These loans are secured by a secondary security interest in Unigene's equipment and real property. Accrued interest on these loans at August 1, 2002 was approximately $213,000.

Loans from Ronald Levy in the aggregate principal amount of $248,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.00% at August 1, 2002) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (6.00% at August 1, 2002) and is classified as short-term debt. These loans are secured by a secondary security interest in Unigene's equipment and real property. Accrued interest on these loans at August 1, 2002 was approximately $210,000.


Under the agreement with Fusion, Unigene has the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day during the term of the agreement, $43,750 of its common stock up to an aggregate of $21,000,000. See Note G. The Board of Directors has authorized the sale to Fusion of up to 21,000,000 shares of Unigene common stock. From May 18, 2001 through July 15, 2002, Unigene has received $3,943,430 through the sale of 9,621,087 shares to Fusion, before cash expenses of approximately $480,000. Our sales of common stock to Fusion have been below the maximum level due to the share price and trading volume of our common stock as well as due to our desire to keep dilution to a minimum. Depending on the future price at which shares are sold, Fusion could provide Unigene with sufficient funding to sustain its operations through the fourth quarter of 2003. The ability of Unigene to realize these funds will also depend on its continuing compliance with the Fusion agreement.


The extent to which we intend to utilize Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the achievement of milestones in the GSK license agreement and through entering into new licensing agreements or the sale of calcitonin, both of which we are actively exploring. If we are unable to achieve milestones in the GSK license agreement on a timely basis or are unable to enter into a significant new revenue generating license or other arrangement in the near term, or if the GSK license is terminated, we may need to utilize Fusion to a greater extent or to secure another source of funding in order to satisfy our working capital needs or we might need to significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. Unigene believes that satisfying its capital requirements over the long term will require the successful commercialization of its PTH product, its oral or nasal calcitonin products or another peptide product in the United States and abroad. However, it is uncertain whether or not any of its products will be approved or will be commercially successful. In addition, the commercialization of its peptide products may require Unigene to incur additional capital expenditures to expand or upgrade its manufacturing operations. Unigene cannot determine either the cost or the timing of such capital expenditures at this time.

As of December 31, 2001, Unigene had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $80,000,000, expiring from 2002 through 2021, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, as of December 31, 2001, Unigene had research and development credits in the approximate amount of $3,000,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2002 through 2021. Unigene has New Jersey operating loss carryforwards in the approximate amount of $26,000,000, expiring from 2005 through 2008, which are available to reduce future taxable income, which would otherwise be subject to state income tax. As of July 31, 2002, approximately $26,000,000 of these New Jersey loss carryforwards has been approved for future sale under a program of the New Jersey Economic Development Authority, (" NJEDA"). In order to realize these benefits, Unigene must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We sold tax benefits and realized a total of $272,000 in January 2002.

Unigene follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Given our past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS No. 109 were fully reserved. As of December 31, 2001 and 2000 under SFAS No. 109, Unigene had deferred tax assets of approximately $34,000,000 and $29,000,000, respectively, subject to valuation allowances of $34,000,000 and $29,000,000, respectively. The deferred tax assets are primarily a result of Unigene's net operating losses and tax credits. For the six-month period ended June 30, 2002, the Unigene's deferred tax assets and valuation allowances each increased by approximately $1,000,000.

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


Revenue Recognition: Revenue from the sale of product is recognized upon shipment to the customer. Revenue from grants is recognized when earned. Such revenues generally do not involve difficult, subjective or complex judgments. Non-refundable milestone payments that represent the completion of a separate earnings process and a significant step in the research and development process are recognized as revenue when earned. This sometimes requires management to judge whether or not a milestone has been met, and when it should be recognized in the financial statements. Non-refundable license fees received upon execution of license agreements where Unigene has continuing involvement are deferred and recognized as revenue over the life of the agreement. This requires management to estimate the expected performance period or term of the agreement or, if applicable, the estimated life of its licensed patents.


Inventory Valuation: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. This requires management to estimate the marketability of its products. Currently, Unigene has no approved products for sale in the United States. However, we do sell peptides overseas and in the U.S. for research purposes. We therefore capitalize and recognize in finished goods inventory the estimated value of saleable peptides.

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

The information below summarizes Unigene's market risks associated with debt obligations as of June 30, 2002. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Variable interest rates disclosed represent the rates at June 30, 2002. Given Unigene's financial condition described in "Liquidity and Capital Resources" it is not practicable to estimate the fair value of our debt instruments.


                                                                     Year of Maturity
                                 ----------------------------------------------------------------------------------
                                  Carrying
                                   Amount             2002          2003          2004         2005          2006
                                 ----------        ---------      --------      --------     --------      --------

Notes payable - stockholders     $3,793,323        3,793,323         --            --           --            --
Variable interest rate (1)                           11.0%           --            --           --            --
Notes payable - stockholders     $5,710,000        5,710,000         --            --           --            --
Variable interest rate                               6.0%            --            --           --            --
Notes payable - stockholders     $1,870,000        1,870,000         --            --           --            --
Fixed interest rate (2)                               11%            --            --           --            --
Tail Wind note                   $1,000,000           --             --            --       $1,000,000       --
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

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

In July 2000, Reseau de Voyage Sterling, Inc. filed suit against Unigene in the State of New York. The plaintiff, which purchased from a third party a warrant to purchase one million shares of Unigene common stock, alleges that Unigene breached a verbal agreement with the plaintiff to extend the term of the warrant beyond its expiration date. The plaintiff is seeking damages of $2 million. We believe that this suit is completely without merit, and we will continue to vigorously contest the claim.

Item 2.  Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c)      Recent Sales of Unregistered Securities.

In the quarter ended June 30, 2002, Unigene sold 257,378 shares of common stock to Rutgers University in exchange for cancellation of indebtedness in the amount of $129,155. All of such shares were issued by Unigene without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933, because the offer and sale was made to a limited number of investors in a private transaction.


In the quarter ended June 30, 2002, Unigene exchanged 2,000,000 shares of common stock to The Tail Wind Fund, Ltd. along with a $1,000,000 secured promissory note in exchange for cancellation of indebtedness in the amount of $4,583,191. All of such shares were issued by Unigene without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933, because the offer and sale was made to a limited number of investors in a private transaction.


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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     (a) The matters described under item 4(c) below were submitted to a vote of security holders at the Annual Meeting of Stockholders held on June 11, 2002 (the "Annual Meeting") in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act.

     (b)  Not applicable

(c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for and against or withheld and, as applicable, the number of abstentions as to each such matter:

     (i)      Election of directors:

         Nominee                      For                            Withheld
         -------                      ---                            --------

         Jay Levy                     46,373,907                     651,671
         Ronald S. Levy               46,377,902                     647,676
         Warren P. Levy               46,378,502                     647,076
         Allen Bloom                  46,314,302                     711,276
         J. Thomas August             46,383,032                     642,546
         Bruce Morra                  46,314,302                     711,276

     (ii) Proposal to ratify the appointment of KPMG LLP as independent auditors of the Company for 2002:

         For                           Against                       Abstain
         ---                           -------                       -------

         46,504,055                    482,958                       38,565

(d)  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
         (a)      Exhibits:  None.

         (b)      Reports on Form 8-K:

April 13, 2002 (announcement of a worldwide licensing agreement for oral parathyroid hormone with SmithKline Beecham Corporation, a GlaxoSmithKline company).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNIGENE LABORATORIES, INC.
                                            ------------------------------------
                                            (Registrant)


                                            /s/ Warren P. Levy
August 14, 2002                                 --------------------------------
                                                Warren P. Levy, President
                                                (Chief Executive Officer)


                                            /s/ Jay Levy
August 14, 2002                                 --------------------------------
                                                Jay Levy, Treasurer
                                                (Chief Financial Officer and
                                                Chief Accounting Officer)