Form 10-Q
period 2002-09-30
UNIGENE LABORATORIES INC
filed 2002-11-19
CIK 352747

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

Commission file number  0-16005

Unigene Laboratories, Inc.
(Exact name of registrant as specified in its charter)

            Delaware                         22-2328609
----------------------------------           ----------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification No.)

110 Little Falls Road, Fairfield, New Jersey        07004
-------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (973) 882-0860
                                                    --------------

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No___.
                                      ---

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value-- 62,205,098  shares as of November 1, 2002

                                      INDEX

                           UNIGENE LABORATORIES, INC.


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets-
   September 30, 2002 and December 31, 2001                                   3

Condensed Statements of Operations-
   Three months and nine months ended September 30, 2002 and 2001             4

Condensed Statements of Cash Flows-
   Nine months ended September 30, 2002 and 2001                              5

Notes to Condensed Financial Statements-
   September 30, 2002                                                         6

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                       12

Item 3. Quantitative and Qualitative Disclosures About
   Market Risk                                                               22


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                 22

Item 2.    Changes in Securities and Use of Proceeds                         23

Item 3.    Defaults Upon Senior Securities                                   23

Item 4.    Controls and Procedures                                           23

Item 6.    Exhibits and Reports on Form 8-K                                  23

SIGNATURES                                                                   24

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           UNIGENE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                     September 30, 2002         December 31, 2001
                                                                     ------------------         -----------------
ASSETS                                                                    (Unaudited)
------
Current assets:
    Cash and cash equivalents                                          $      348,509             $      405,040
    Accounts receivable                                                       288,786                         --
    Prepaid expenses                                                          148,167                     72,701
    Inventory                                                                 630,730                    283,328
                                                                       --------------             --------------
                  Total current assets                                      1,416,192                    761,069

Property, plant and equipment, net                                          3,124,673                  4,109,312
Investment in joint venture                                                    37,500                         --
Patents and other intangibles, net                                          1,256,702                  1,375,062
Other assets                                                                  268,739                    373,811
                                                                       --------------             --------------
                                                                       $    6,103,806             $    6,619,254
                                                                       ==============             ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
    Accounts payable                                                   $    1,810,760             $    2,177,949
    Accrued expenses and interest                                           4,560,416                  6,184,251
    Notes payable - stockholders                                            9,503,323                  8,983,323
    Notes payable - other                                                     800,000                    800,000
    Current portion - notes payable -
      stockholders                                                          1,870,000                  1,870,000
    5% convertible debentures                                                      --                  2,400,000
    Current portion - capital lease obligations                                17,026                     29,677
    Deferred revenue                                                          200,000                         --
                                                                       --------------             --------------
                  Total current liabilities                                18,761,525                 22,445,200

Long-term liabilities:
    Deferred revenue, excluding current portion                             2,700,000                         --
    Note payable - Tail Wind                                                  985,662                         --
     Capital lease obligations, excluding current portion                       4,917                     14,131
                                                                       --------------             --------------
                  Total liabilities                                        22,452,104                 22,459,331
                                                                       --------------             --------------

Commitments and contingencies
Stockholders' deficit:
    Common Stock - par value $.01 per share,
       authorized 100,000,000 shares, issued
       60,689,660 shares in 2002 and
       51,456,715 shares in 2001                                              606,897                    514,567
    Additional paid-in capital                                             75,128,795                 71,271,610
    Common stock to be issued                                                      --                    225,000
    Accumulated deficit                                                   (92,082,959)               (87,850,223)
    Less: Treasury stock, at cost, 7,290 shares                                (1,031)                    (1,031)
                                                                       --------------             --------------
                  Total stockholders' deficit                             (16,348,298)               (15,840,077)
                                                                       --------------             --------------
                                                                       $    6,103,806             $    6,619,254
                                                                       ==============             ==============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended              Nine Months Ended
                                                 September 30                    September 30
                                         ----------------------------    ----------------------------
                                             2002            2001            2002            2001
                                             ----            ----            ----            ----
Licensing and other revenue              $    826,199    $    267,654    $  1,462,870    $    629,471
                                         ------------    ------------    ------------    ------------
Operating expenses:
  Research and development                  1,800,274       2,288,764       5,553,943       6,856,780

  General and administrative                  672,571         681,862       2,173,678       1,918,835
                                         ------------    ------------    ------------    ------------
                                            2,472,845       2,970,626       7,727,621       8,775,615
                                         ------------    ------------    ------------    ------------

Operating loss                             (1,646,646)     (2,702,972)     (6,264,751)     (8,146,144)

Other income (expense):
  Gain on the extinguishment of debt
   and related interest                       493,626              --       2,999,772              --
  Gain from sale of tax benefit                    --              --         272,125              --
  Interest income                                 990           1,369           7,017           6,862
  Interest expense                           (354,038)       (530,063)     (1,246,899)     (1,526,224)
                                         ------------    ------------    ------------    ------------

 Net loss                                $ (1,506,068)   $ (3,231,666)   $ (4,232,736)   $ (9,665,506)
                                         ============    ============    ============    ============

Net loss per share, basic and diluted    $      (0.02)   $      (0.07)   $      (0.07)   $      (0.21)
                                         ============    ============    ============    ============


Weighted average number of shares
outstanding - basic and diluted            59,612,790      48,335,004      56,466,419      46,541,768
                                         ============    ============    ============    ============

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30
                                                                  ------------------------------------
                                                                       2002                  2001
                                                                      -------              --------
Net cash provided by (used for) operating activities              $(2,576,312)           $(5,563,221)
                                                                  -----------            -----------
Investing activities:
    Purchase of equipment and furniture                              (134,662)               (12,673)
    Decrease (increase) in patents and other intangibles                  807               (124,947)
    Decrease in other assets                                          105,072                 55,896
    Construction of leasehold and building improvements               (49,800)                (2,169)
                                                                  -----------            -----------
                                                                      (78,583)               (83,893)
                                                                  -----------            -----------
Financing activities:
    Proceeds from sale of stock, net                                2,113,856                705,579
    Issuance of stockholder notes                                     700,000              5,035,000
    Exercise of stock options and warrants                                711                  1,495
    Repayment of capital lease obligations                            (21,865)               (35,683)
    Repayment of stockholder notes                                   (180,000)                    --
    Repayment of note payable - Tail Wind                             (14,338)                    --
                                                                  -----------            -----------
                                                                    2,598,364              5,706,391
                                                                  -----------            -----------

Net increase (decrease) in cash and cash equivalents                  (56,531)                59,277

Cash and cash equivalents at beginning of period                      405,040                 17,108
                                                                  -----------            -----------
Cash and cash equivalents at end of period                        $   348,509            $    76,385
                                                                  ===========            ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Issuance of note payable for settlement of 5%
  convertible debentures                                          $ 1,000,000                     --
                                                                  ===========            ===========

Issuance of common stock in payment of 5% convertible
  debentures, accounts payable and accrued expenses               $ 1,557,595                     --
                                                                  ===========            ===========

Cash paid for interest                                            $    20,000            $    41,000
                                                                  ===========            ===========

See notes to condensed financial statements.

                           UNIGENE LABORATORIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, please refer to the financial statements and footnotes included in Unigene's annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

Unigene adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002 . SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets, exclusive of goodwill and indefinite life intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future discounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future discounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Unigene adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 for long-lived assets did not have a material impact on its financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, the application will depend on future actions initiated by management. As a result, Unigene cannot determine the potential effects that adoption of SFAS No. 144 will have on its financial statements with respect to future decisions, if any.

Certain amounts in the prior period have been reclassified to conform to the current period's presentation.

In April 2002, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. We believe that this statement will not have a significant impact on our results of operations or financial position upon adoption.

In July 2002, the Financial Accounting Standards Board ("FASB") Issued Statement 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We believe that this new standard will not have a material effect on our results of operations or financial condition.

NOTE B - LIQUIDITY

Unigene has incurred annual operating losses since its inception and, as a result, at September 30, 2002 has an accumulated deficit of approximately $92,000,000 and has a working capital deficiency of approximately $17,300,000. The Company is also in default of certain loan agreements. These factors raise substantial doubt about its ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty. Unigene's cash requirements are approximately $10 to $11 million per year to operate its research and peptide manufacturing facilities and develop its peptide products. Unigene also has principal and interest obligations under a note it issued to The Tail Wind Fund, Ltd.(" Tail Wind") in the original principal amount of $1,000,000 and its outstanding notes payable to the Levys described in Note D, as well as obligations relating to its current and former joint ventures in China. In addition to the GlaxoSmithKline ("GSK") license agreement described in Note C, Unigene is actively seeking licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other oral peptides. We do not have sufficient financial resources to continue to fund our operations at the current level. Under the agreement with Fusion Capital Fund II, LLC ("Fusion"), Unigene has the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day $43,750 of our common stock up to an aggregate of $21,000,000 over a period of 24 months. The Board of Directors has authorized the sale to Fusion of up to 21,000,000 shares of Unigene common stock. See Note G. During the first nine months of 2002, Unigene received gross proceeds of $2,321,080 from the sale of 5,680,278 shares of common stock to Fusion before cash expenses of approximately $207,000. From May 18, 2001, through September 30, 2002, Unigene has received $4,201,880 through the sale of 10,692,763 shares of common stock to Fusion, before cash expenses of approximately $500,000. Our sales of common stock to Fusion have been below the maximum level permitted due to the share price and trading volume of our common stock as well as due to our desire to keep dilution to a minimum. In addition, during the first quarter of 2002, we borrowed $700,000 from Jay Levy, the Chairman of the Board, to fund a portion of our operations.

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

We believe that satisfying our capital requirements over the long term will require the successful commercialization of our parathyroid hormone ("PTH") product, our oral or nasal calcitonin products and/or another peptide product in the United States and abroad. However, it is uncertain whether or not any of our products will be approved or will be commercially successful. The commercialization of one or more peptide products may require us to incur additional capital expenditures to expand or upgrade our manufacturing operations to satisfy future supply obligations. We cannot currently determine either the cost or the timing of such capital expenditures.

NOTE C - GLAXOSMITHKLINE AGREEMENT

On April 13, 2002, we completed a licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2 million up-front licensing fee payment and a $1 million licensing-related milestone payment to us and could make subsequent milestone payments in the aggregate amount of $147 million, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including Unigene's activities in the production of raw material for development and clinical supplies, and will pay Unigene a royalty on its worldwide sales of the product. Through September 30, 2002, Unigene has recognized an aggregate of $1,080,000 in revenue for its GSK development activities. The royalty rate will be increased if certain sales milestones are achieved. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement (i) any time after one year from the effective date due to safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations, or

(ii) if Unigene fails to fulfill certain obligations by a date certain, which obligations require the cooperation of third parties. Revenue recognition of the up front licensing fee and first milestone payment has been deferred over the estimated 15 year performance period of the license agreement. Revenue for the three and nine month periods ended September 30, 2002 includes $50,000 and $100,000, respectively, of deferred licensing revenue.

NOTE D - NOTES PAYABLE - STOCKHOLDERS

During the second quarter of 2002, Unigene repaid to Jay Levy, the Chairman of the Board and an officer of Unigene, $180,000 of demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus 5.25% (11.0% as of September 30,
2002). During the first quarter of 2002, Jay Levy, the Chairman of the Board and an officer of Unigene, loaned to Unigene $700,000 evidenced by demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus .25% (6.0% as of September 30, 2002).

In 2001, due to the fact that we did not make principal and interest payments when due, the interest rate on $3,465,000 (currently $3,285,000), $260,000 and $248,323 of prior demand loans made to Unigene by Jay Levy, Warren Levy and Ronald Levy, respectively, increased an additional 5% per year to the Merrill Lynch Margin Loan Rate plus 5.25% (11.0% as of September 30, 2002) and the interest rate on $1,870,000 of term notes evidencing loans made by Jay Levy to Unigene increased an additional 5% per year from 6% to 11%. The increased rate is calculated on both past due principal and interest.

NOTE E - CONVERTIBLE DEBENTURES

In June 1998, Unigene completed a private placement of $4,000,000 in principal amount of 5% convertible debentures to Tail Wind from which Unigene realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of Unigene's common stock. The interest on the debentures, at our option, was payable in shares of common stock. Upon conversion, the holder of a 5% debenture was entitled to receive warrants to purchase a number of shares of common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of common stock that Unigene was obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, was limited to 3,852,500 shares. After this share limit was reached, we became obligated to redeem all 5% debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In December 1999, Unigene was unable to convert $200,000 in principal of the 5% debentures tendered for conversion because the conversion would have exceeded the share limit. As a result, Unigene accrued, as of December 31, 1999, an amount equal to $400,000 representing the 20% premium on the outstanding $2,000,000 in principal amount of 5% debentures that had not been converted. As of March 31, 2001, all of the $2,000,000 in principal amount of 5% debentures were tendered for conversion and therefore were classified as a current liability in the amount of $2,400,000. Through March 31, 2001, Unigene issued a total of 3,703,362 shares of common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, in 2001 Unigene issued an additional 103,032 shares of common stock upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

On January 5, 2000, Unigene failed to make the required semi-annual interest payment on the outstanding 5% debentures. As a result, the interest rate on the outstanding 5% debentures increased to 20% per year. The semi-annual interest payments due July 5, 2000, January 5, 2001, July 5, 2001 and January 5, 2002 were not made. In addition, due to the delisting of Unigene's common stock from the Nasdaq National Market in October 1999, we became obligated to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. Unigene did not make any of these payments, but accrued the amounts as additional interest expense.

Because of our failure to make cash payments to the holder of the debentures, an event of default occurred. On April 9, 2002, Unigene and Tail Wind entered into a settlement agreement. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to Unigene the $2 million in principal amount of convertible debentures that remained outstanding and released all claims against Unigene relating to Tail Wind's purchase of the convertible debentures, including accrued interest in the amount of $2,183,000, which aggregated approximately $4,583,000. In exchange, Unigene issued to Tail Wind a $1 million promissory note with a first security interest in Unigene's Fairfield, New Jersey plant and equipment and two million shares of Unigene common stock, which were placed in escrow as described below. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. Under the terms of the settlement, if any repayments are made on the Levy debt, a proportionate payment must be made on the Tail Wind note based on the ratio of Tail Wind debt and Levy debt at the time of payment. During the second quarter of 2002, $180,000 was paid on the Levy debt and therefore $14,338 was paid on the Tail Wind note. The shares issued to Tail Wind were valued at $1.1 million in the aggregate, based on Unigene's closing stock price on April 9, 2002. Unigene therefore recognized a gain for accounting purposes of approximately $2,443,000 on the extinguishment of debt and related interest in the second quarter of 2002. In accordance with recently adopted SFAS No. 145, the gain on extinguishment of debt is classified with other income (expense) items on the statement of operations. Under the terms of the settlement agreement, Unigene deposited the two million shares of common stock with an escrow agent and filed a registration statement covering the resale of the shares with the Securities and Exchange Commission ("SEC"). Beginning May 13, 2002, the escrow agent released the shares to Tail Wind at a rate of 50,000 shares per week with additional monthly releases depending on prior month trading volume. Through September 30, 2002, 1,850,000 shares of common stock have been released. In October 2002, the escrow agent released the remaining 150,000 shares to Tail Wind.

NOTE F- INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

                                September 30, 2002      December 31, 2001
                                ------------------      -----------------

     Finished goods ..........   $   295,500             $   100,000
     Raw materials ...........       335,230                 183,328
                                 -----------             -----------

        Total ................   $   630,730             $   283,328
                                 ===========             ===========

NOTE G - FUSION FINANCING

On May 9, 2001, Unigene entered into a common stock purchase agreement with Fusion, under which Fusion has agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $43,750 of our common stock up to an aggregate of $21,000,000. Fusion is committed to purchase the shares over a twenty-four month period. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $4.00 per share for five (5) consecutive trading days, we have the right to increase the daily purchase amount above $43,750, provided that the closing sale price of our stock remains at least $4.00. Fusion is not obligated to purchase any shares of our common stock if the purchase price is less than $0.25 per share. Under the agreement with Fusion, Unigene must satisfy the requirements that are a condition to Fusion's obligation, including: the continued effectiveness of the registration statement for the resale of the shares by Fusion, no default on, or acceleration prior to maturity of, any payment obligations of Unigene in excess of $1,000,000, no insolvency or bankruptcy of Unigene, our transfer agent's failure for five trading days to issue to Fusion shares of our common stock which Fusion is entitled to under the common stock purchase agreement, any material breach of the representations or warranties or covenants contained in the common stock purchase agreement or any related agreements which has or which could have a material adverse affect on us subject to a cure period of ten trading days, continued listing of Unigene common stock on the OTC Bulletin Board. In addition, Unigene must avoid the failure to meet the maintenance requirements for listing on the OTC Bulletin Board for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period. The selling price per share to Fusion is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest five closing sale prices of our common stock during the 15 trading days prior to the date of purchase by Fusion. We issued to Fusion 2,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share as of March 30, 2001 as compensation for its commitment, which was charged to additional paid-in-capital. Fusion has agreed not to sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant until the earlier of May 2003 or the termination or a default under the common stock purchase agreement. In addition to the compensation shares, the Board of Directors has authorized the issuance and sale to Fusion of up to 21,000,000 shares of Unigene common stock. From May 18, 2001 through September 30, 2002, we have received $4,201,880 through the sale of 10,692,763 shares of common stock to Fusion, before cash expenses of approximately $500,000.

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

NOTE H - CHINA JOINT VENTURE

Current Agreement

In June 2000, we entered into a joint venture with Shijiazhuang Pharmaceutical Group ("SPG"), a pharmaceutical company in the People's Republic of China. The joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly other selected Asian markets with the consent of Unigene) for the treatment of osteoporosis. We own 45% of the joint venture and have a 45% interest in the joint venture profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the joint venture to sell our product in China. The joint venture is now preparing a new drug application ("NDA") in China for its injectable and nasal products which is expected to be filed in late 2002. In addition, the joint venture may be required to conduct brief local human trials. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin produced at our Boonton, New Jersey plant. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The joint venture commenced operations in March 2002. Initial sales will be used by the joint venture to offset startup costs. Therefore, the joint venture's initial net income or loss will be immaterial to Unigene's results of operations. Under the terms of the joint venture with SPG, Unigene is obligated to contribute up to $405,000 in cash during 2003 and up to an additional $495,000 in cash within two years thereafter, contingent upon receiving required business licenses. However, these amounts may be reduced or offset by our share of joint venture profits. As of September 30, 2002, we invested $37,500 in the joint venture.

Former Agreement

In addition, Unigene is obligated to pay to the Qingdao General Pharmaceutical Company, our former joint venture partner, an aggregate of $350,000 in monthly installment payments of $5,000 (reduced from $25,000 per month) in order to terminate its former joint venture in China, of which $140,000 has been paid as of September 30, 2002. We recognized the entire $350,000 obligation as an expense in 2000.

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

NOTE J - INCOME TAXES

The income tax benefit in 2002 of $272,000 consists of proceeds received for the sale of a portion of Unigene's state tax net operating loss carryforwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. Tax benefits are not recognized in the financial statements until they are realized.

NOTE K - OTHER

For the three month and nine month periods ended September 30, 2002, Unigene recognized additional gains in the amount of $494,000 and $557,000, respectively. These gains were due to favorable settlements of amounts owed to vendors in exchange for Unigene common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with Unigene's Annual Report on Form 10-K for the year ended December 31, 2001, including the financial statements and notes contained therein.

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

RESULTS OF OPERATIONS

Revenue increased 208% to $826,000 from $268,000 for the three months ended September 30, 2002, and increased 133% to $1,463,000 from $629,000 for the nine months ended September 30, 2002, as compared to the same periods in 2001. Revenue for the three and nine months ended September 30, 2002 consisted primarily of revenue from GSK for an aggregate of $592,000 and $1,080,000, respectively, for its GSK development activities. In April 2002, Unigene received a $2,000,000 up-front payment under an agreement for an oral PTH product licensed to GSK. Unigene also received a $1,000,000 licensing-related milestone payment from GSK. These $3,000,000 in payments are being deferred in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101") and recognized as revenue over a 15-year period which is our estimated performance period of the license agreement. Therefore, $50,000 and $100,000, respectively, of the deferred up-front and milestone payments was recognized as revenue during the three and nine month periods ended September 30, 2002. Revenue for the three months ended September 30, 2001 consisted primarily of calcitonin sales. Revenue for the nine months ended September 30, 2001 consisted primarily of $339,000 in calcitonin sales as well as revenue from Pfizer, including $200,000 from the amortization of deferred revenue and $89,000 for analytical testing services. In March 2001, Pfizer terminated its license agreement with Unigene.

Research and development, Unigene's largest expense, decreased 21% to $1,800,000 from $2,289,000 for the three months ended September 30, 2002, and decreased 19% to $5,554,000 from $6,857,000 for the nine months ended September 30, 2002, as compared to the same periods in 2001. The decreases were primarily attributable to decreased development expenses related to Unigene's nasal calcitonin product, the capitalization into inventory of certain PTH production expenses, non-renewal of two outside research collaborations and a reduction in utility costs.

General and administrative expenses decreased 1% to $673,000 from $682,000 for the three months ended September 30, 2002, and increased 13% to $2,174,000 from $1,919,000 for the nine months ended September 30, 2002, as compared to the same periods in 2001. The increase was primarily due to increased legal fees related to the GSK license agreement, foreign trademarks and the Tail Wind settlement.

Gain on the extinguishment of debt and related interest results primarily from the April 9, 2002 settlement agreement between Unigene and Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to Unigene the $2 million in principal amount of convertible debentures that remained outstanding and released all claims against Unigene relating to Tail Wind's purchase of the convertible debentures, which aggregated $4,583,000. In exchange, Unigene issued to Tail Wind a $1 million promissory note with a first security interest in Unigene's Fairfield, New Jersey plant and equipment and two million shares of Unigene common stock, which were placed in escrow as described below. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. The shares were valued at $1.1 million in the aggregate, based on Unigene's closing stock price on April 9, 2002. Unigene therefore recognized a gain for accounting purposes of $2,443,000 on the extinguishment of debt and related interest in the second quarter of 2002. In addition, for the three month and nine month periods ended September 30, 2002, Unigene recognized additional gains in the amount of $494,000 and $557,000, respectively. These gains were due to favorable settlements of amounts owed to vendors in exchange for Unigene common stock.

Interest income decreased $400 for the three months ended September 30, 2002, and increased $200 for the nine months ended September 30, 2002, as compared to the same periods in 2001.

Interest expense decreased $176,000 or 33% for the three months ended September 30, 2002 to $354,000 from $530,000 and decreased $279,000 or 18% for the nine months ended September 30, 2002 to $1,247,000 from $1,526,000 as compared to the same periods in 2001. Interest expense for the three months and nine months ended September 30, 2002 was reduced by the settlement with Tail Wind in April 2002. Unigene issued a $1,000,000 note accruing interest at 6% per annum in connection with the Tail Wind settlement. Previously, Unigene was accruing interest on its Tail Wind 5% convertible debentures. The annual interest rate on the $2,000,000 in outstanding principal amount of the 5% debentures was 20%. In addition, Unigene had been accruing additional interest expense monthly in an amount equal to 2% of the outstanding principal amount of the 5% debentures as a penalty for the removal of Unigene's common stock from trading on the Nasdaq Stock Market. Officers' loans to Unigene increased $700,000 during the first quarter of 2002 and decreased $180,000 during the second quarter of 2002. Both years were affected by the fact that in 2001 Unigene did not make principal and interest payments on certain officers' loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $414,000 for the first nine months of 2002 and $382,000 for the first nine months of 2001.

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

Due to the gain on the extinguishment of debt, the increase in revenue and the decrease in operating and interest expenses, net loss for the three months ended September 30, 2002 decreased 53% or $1,726,000 to $1,506,000 from $3,232,000 for the corresponding period in 2001.

Due to the gain on the extinguishment of debt and related interest, the increase in revenue, the decrease in research and interest expenses and the increase in income tax benefit, net loss for the nine months ended September 30, 2002 decreased 56% or $5,433,000 to $4,233,000 from $9,666,000 for the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, Unigene had cash and cash equivalents of $349,000, a decrease of $57,000 from December 31, 2001.

We do not have sufficient financial resources to continue to fund our operations at the current level. Unigene has incurred annual operating losses since its inception and, as a result, at September 30, 2002, had an accumulated deficit of approximately $92,000,000 and a working capital deficiency of approximately $17,300,000. We are in default of certain of our debt obligations. The independent auditors' report covering Unigene's 2001 financial statements includes an explanatory paragraph stating that these factors raise substantial doubt about our ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

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

In July 1997, Unigene entered into an agreement under which it granted to Warner-Lambert Company a worldwide license to use its oral calcitonin technology. In June 2000, Pfizer Inc. acquired Warner-Lambert. Through March 31, 2001, we received a total of $22.9 million from Pfizer consisting of $3 million for an equity investment, $3 million for a licensing fee, $400,000 for analytical testing services and recognized an aggregate of $16.5 million in milestone revenue. Pfizer conducted a Phase I/II human study which was completed in December 2000. Pfizer analyzed the results of the study and informed Unigene in March 2001 that the study did not achieve Pfizer's desired results. Pfizer terminated the license agreement citing this conclusion. As a result of the termination, Pfizer was no longer obligated to make additional milestone payments or royalty payments to us (previously achieved milestones had been paid in full prior to December 31, 2000). At the time the agreement was terminated, there were remaining milestone payments in the aggregate amount of $32 million. Of this total, $16 million was related to commencement of clinical trials or regulatory submissions and $16 million was related to regulatory approvals in the U.S. and overseas. We believe that this study, in which a U.S. Food & Drug Administration ("FDA") approved product also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral calcitonin product. Unigene also believes that the results would have been more favorable if subjects in the study had received calcium supplementation in addition to the calcitonin. Therefore, Unigene intends to continue the development of its oral calcitonin product as a treatment for osteoporosis, and is seeking potential licensees in the U.S. and other countries.

As a result of the termination of the Pfizer agreement, we no longer have restrictions on selling bulk calcitonin. During 2001 and in the first nine months of 2002, we sold a total of $339,000 and $49,000, respectively, of bulk calcitonin. Unigene also has the right to license the use of its technologies for injectable and nasal formulations of calcitonin on a worldwide basis. Unigene has licensed distributors in the United Kingdom, Ireland and Israel for its injectable product. However, these distribution agreements have not produced significant revenues. In June 2000, we entered into a joint venture agreement in China with SPG, to manufacture and market our injectable and nasal calcitonin products. The joint venture commenced operations in March 2002. Initial sales will be used by the joint venture to offset startup costs. Therefore, the joint venture's initial net income or loss will be immaterial to Unigene's results of operations. Unigene is actively seeking other licensing and/or supply agreements with pharmaceutical companies for its injectable and nasal calcitonin products and for other pharmaceutical products that can be manufactured and/or delivered using its patented technologies, and is also exploring other opportunities including business combinations. However, we may not be successful in our efforts to enter into any additional revenue generating agreements.

We are engaged in the research, production and delivery of peptide products. Our primary focus has been on the development of various forms of calcitonin and other peptide products for the treatment of osteoporosis, including nasal and oral calcitonin and, beginning in 2001, PTH. In each case, we seek to develop the basic product and then license the product to an established pharmaceutical company to complete the development, clinical trials and regulatory process. As a result, we will not control the nature, timing or cost of bringing our products to market. Prior to our agreement with GSK, we did not track costs on a per project basis, and therefore were unable to allocate our total research and development costs incurred to date to our various products. Each of these products is in various stages of development. For nasal calcitonin, we filed an Investigational New Drug Application with the FDA in February 2000 and successfully completed human studies using our product. The remaining steps to commercialize this product would include the completion of a licensing agreement and the filing of an NDA with the FDA in the fourth quarter of 2002. The remaining cost for preparing and filing the NDA is approximately $100,000. We believe that this product could be on the market as soon as late 2003 if all required procedures are completed timely and without significant exceptions. For oral calcitonin, Pfizer terminated its license agreement with Unigene in March 2001 and as a result we will require a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. We expect that the costs of these trials would be borne by our future licensee due to our limited financial resources. Because multiple clinical trials are still necessary for our oral calcitonin product, the product launch would take at least several years. PTH is in very early stages of development and therefore it is too early to speculate on the timing of commercialization for this product. However, GSK will fund all development activities during the program, including Unigene's activities in the production of raw material for development and clinical supplies. Typically, we would expect cash inflows prior to commercialization from any license agreement we sign in the form of up-front payments and milestone payments. Due to our limited financial resources, the delay in signing license or distribution agreements for our products, the delay in achieving milestones, the termination of the GSK agreement, or the delay in obtaining regulatory approvals for our products would have an adverse effect on our operations and our cash flow.

We have a number of future payment obligations under various agreements. They are summarized at September 30, 2002, as follows:

                                                                 Fourth
                                                               Quarter of
        Contractual Obligations                    Total          2002           2003           2004         Thereafter
        -----------------------                    -----          ----           ----           ----         ----------
Chinese joint ventures                          $ 1,072,500        15,000       427,500        60,000          570,000
Tail Wind note and accrued interest               1,161,506            --            --            --        1,161,506
Short-term notes payable - stockholders           9,503,323     9,503,323            --            --               --
Long-term notes payable - stockholders            1,870,000     1,870,000            --            --               --
Capital leases                                       21,943        17,026         4,917            --               --
Operating leases                                    359,158        60,169       227,010        39,676           32,303
Executive compensation                               83,750        83,750            --            --               --
                                                ----------------------------------------------------------------------
   Total Contractual Obligations                $14,072,180    11,549,268       659,427        99,676        1,763,809
                                                ----------------------------------------------------------------------

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


Under the terms of the joint venture with SPG, Unigene is obligated to contribute up to $405,000 in cash during 2003 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by Unigene's share of joint venture profits. As of September 30, 2002, Unigene had contributed $37,500 to the joint venture. The joint venture began operations in March 2002. In addition, Unigene is obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in monthly installment payments of $5,000 (reduced from $25,000 per month) in order to terminate its former joint venture in China, of which $140,000 had been paid as of September 30, 2002. We recognized the entire $350,000 obligation as an expense in 2000.

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

On January 5, 2000, Unigene failed to make the required semi-annual interest payment on the outstanding 5% debentures. As a result, the interest rate on the outstanding 5% debentures increased to 20% per year. The semi-annual interest payments due July 5, 2000, January 5, 2001, July 5, 2001 and January 5, 2002 were not made. In addition, due to the delisting of Unigene's common stock from the Nasdaq National Market in October 1999, we became obligated to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. Unigene did not make any of these payments, but accrued the amounts as additional interest expense.

Because of our failure to make cash payments to the holder of the debentures, an event of default occurred. On April 9, 2002, Unigene and Tail Wind entered into a settlement agreement. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to Unigene the $2 million in principal amount of convertible debentures that remained outstanding and released all claims against Unigene relating to Tail Wind's purchase of the convertible debentures, which aggregated approximately $4.5 million. In exchange, Unigene issued to Tail Wind a $1 million secured promissory note and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005; however, payments of principal may be required prior to the note's maturity date if repayments of the Levy debt are made. The shares are valued at $1.1 million in the aggregate, based on Unigene's closing stock price on April 9, 2002. Unigene therefore recognized a gain for accounting purposes of approximately $2.4 million on the extinguishment of debt and related interest. Under the terms of the settlement agreement, Unigene deposited the two million shares of common stock with an escrow agent and filed a registration statement covering the resale of the shares with the SEC. Beginning May 13, 2002, the escrow agent has released the shares to Tail Wind at a rate of 50,000 shares per week. In addition, beginning in July, the escrow agent released on a monthly basis additional shares to Tail Wind based upon Unigene's stock trading volume. As of November 1, 2002, all 2,000,000 shares have been released to Tail Wind.

To satisfy Unigene's short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to Unigene. From January 1, 2002 through September 30, 2002, Jay Levy made demand loans to Unigene in the aggregate principal amount of $700,000. Unigene repaid $180,000 in loans to Jay Levy in May 2002. During 2001, Jay Levy made demand loans to Unigene of $6,100,000 and Warren Levy and Ronald Levy each made demand loans to Unigene of $5,000. Unigene has not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $414,000, and total interest expense on all Levy loans was approximately $920,000 for the nine months ended September 30, 2002. As of September 30, 2002, total accrued interest on all Levy loans was approximately $2,929,000 and the outstanding loans by these individuals to Unigene, classified as short-term debt, totaled $11,373,323 and consist of:

Loans from Jay Levy in the aggregate principal amount of $3,285,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% per annum (11.00% at September 30, 2002) that are classified as short-term debt. These loans originally accrued interest at the Merrill Lynch Margin Loan Rate plus .25% per annum. These loans are secured by a security interest in Unigene's equipment and real property. Accrued interest on these loans at September 30, 2002 was approximately $1,485,000.

Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002 and bearing interest at the fixed rate of 11% per year. These loans originally accrued interest at a rate of 6% per annum. These loans are secured by a security interest in all of Unigene's equipment and a mortgage on Unigene's real property. The terms of the notes required Unigene to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at September 30, 2002 was approximately $592,000.

Loans from Jay Levy in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25% per annum, (6.00% at September 30, 2002) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at September 30, 2002 was approximately $411,000.

Loans from Warren Levy in the aggregate principal amount of $260,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.00% at September 30, 2002) that are classified as short-term debt. These loans originally accrued interest at the Merrill Lynch Margin Loan Rate plus .25% per annum. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% per annum (6.00% at September 30, 2002) and is classified as short-term debt. These loans are secured by a secondary security interest in Unigene's equipment and real property. Accrued interest on these loans at September 30, 2002 was approximately $222,000.

Loans from Ronald Levy in the aggregate principal amount of $248,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% per annum (11.00% at September 30, 2002) that are classified as short-term debt. These loans originally accrued interest at the Merrill Lynch Margin Loan Rate plus .25% per annum. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus ..25% per annum (6.00% at September 30, 2002) and is classified as short-term debt. These loans are secured by a secondary security interest in Unigene's equipment and real property. Accrued interest on these loans at September 30, 2002 was approximately $219,000.

Under the agreement with Fusion, Unigene has the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day during the term of the agreement, $43,750 of its common stock up to an aggregate of $21,000,000. See Note G. The Board of Directors authorized the sale to Fusion of up to 21,000,000 shares of Unigene common stock. From May 18, 2001 through September 30, 2002, Unigene received $4,201,880 through the sale of 10,692,763 shares to Fusion, before cash expenses of approximately $500,000. Our sales of common stock to Fusion have been below the maximum level due to the share price and trading volume of our common stock as well as our desire to keep dilution to a minimum. Depending on the future price at which shares are sold, Fusion could provide Unigene with sufficient funding to sustain its operations through the fourth quarter of 2003. The ability of Unigene to realize these funds will also depend on its continuing compliance with the Fusion agreement.

The extent to which we intend to utilize Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the achievement of milestones in the GSK license agreement and through entering into new licensing agreements or the sale of calcitonin, both of which we are actively exploring. If we are unable to achieve milestones in the GSK license agreement on a timely basis or are unable to enter into a significant new revenue generating license or other arrangement in the near term, or if the GSK license is terminated, we may need to utilize Fusion to a greater extent or to secure another source of funding in order to satisfy our working capital needs or we might need to significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. Unigene believes that satisfying its capital requirements over the long term will require the successful commercialization of its PTH product, its oral or nasal calcitonin products or another peptide product in the United States and abroad. However, it is uncertain whether or not any of its products will be approved or will be commercially successful. In addition, the commercialization of its peptide products may require Unigene to incur additional capital expenditures to expand or upgrade its manufacturing operations. Unigene cannot currently determine either the cost or the timing of such capital expenditures.

As of December 31, 2001, Unigene had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $80,000,000, expiring from 2002 through 2021, which are available to reduce future earnings which would otherwise be subject to federal income taxes. In addition, as of December 31, 2001, Unigene had research and development credits in the approximate amount of $3,000,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2002 through 2021. Unigene has New Jersey operating loss carryforwards in the approximate amount of $26,000,000, expiring from 2005 through 2008, which are available to reduce future taxable income, which would otherwise be subject to state income tax. As of September 30, 2002, all of these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority, ("NJEDA"). In order to realize these benefits, Unigene must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We sold tax benefits and realized a total of $272,000 in January 2002.

Unigene follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Given our past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS No. 109 were fully reserved. As of December 31, 2001 and 2000 under SFAS No. 109, Unigene had deferred tax assets of approximately $34,000,000 and $29,000,000, respectively, subject to valuation allowances of $34,000,000 and $29,000,000, respectively. The deferred tax assets are primarily a result of Unigene's net operating losses and tax credits. For the nine-month period ended September 30, 2002, Unigene's deferred tax assets and valuation allowances each increased by approximately $1,800,000.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

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

The information below summarizes Unigene's market risks associated with debt obligations as of September 30, 2002. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Variable interest rates disclosed represent the rates at September 30, 2002. Given Unigene's financial condition described in "Liquidity and Capital Resources" it is not practicable to estimate the fair value of our debt instruments.

                                                                           Year of Maturity
                                                 --------------------------------------------------------------------
                                  Carrying
                                   Amount            2002            2003          2004         2005          2006
                                -----------      -----------     ------------  -----------  -----------   -----------
Notes payable - stockholders    $ 3,793,323        3,793,323               --           --           --            --

Variable interest rate (1)                              11.0%              --           --           --            --

Notes payable - stockholders    $ 5,710,000        5,710,000               --           --           --            --

Variable interest rate                                   6.0%              --           --           --            --

Notes payable - stockholders    $ 1,870,000        1,870,000               --           --           --            --

Fixed interest rate (2)                                   11%              --           --           --            --

Tail Wind note                  $   985,662               --               --           --  $   985,662            --

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

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

In July 2000, Reseau de Voyage Sterling, Inc. ("Reseau") filed suit against Unigene in the State of New York. Reseau, which purchased from a third party a warrant to purchase one million shares of Unigene common stock, alleges that Unigene breached a verbal agreement with Reseau to extend the term of the warrant beyond its expiration date. Reseau is seeking damages of $2 million. We believe that this suit is completely without merit, and we will continue to vigorously contest the claim.

Item 2.  Changes in Securities and Use of Proceeds

     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Recent Sales of Unregistered Securities.

In the quarter ended September 30, 2002, Unigene issued 435,846 shares of common stock to Yale University in exchange for cancellation of indebtedness in the amount of $620,022. All of such shares were issued by Unigene without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933, because the offer and sale was made to a limited number of investors in a private transaction.

     (d)  Not applicable.


Item 3.   Defaults Upon Senior Securities

See description of notes payable to stockholders in Part I, Item 2:
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 4.  Controls and Procedures

(a) Within 90 days prior to the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits: None.

     (b)  Reports on Form 8-K:

August 30, 2002 (termination of KPMG LLP as independent accountants).
August 30, 2002 (hiring of Grant Thornton LLP as independent accountants). September 5, 2002 (letter to shareholders).
September 19, 2002 (hiring of Grant Thornton LLP as independent accountants).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    UNIGENE LABORATORIES, INC.
                                                    -----------------------
                                                    (Registrant)


                                                    /s/ Warren P. Levy
November 19, 2002                                   -----------------------
                                                    Warren P. Levy, President
                                                    (Chief Executive Officer)


                                                    /s/ Jay Levy
November 19, 2002                                   -----------------------
                                                    Jay Levy, Treasurer
                                                    (Chief Financial Officer and
                                                     Chief Accounting Officer)

                                  CERTIFICATION

I, Jay Levy, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Unigene Laboratories, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

/s/ Jay Levy
Jay Levy, Treasurer
(Chief Financial Officer and Chief Accounting Officer)

                                  CERTIFICATION

I, Warren Levy, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Unigene Laboratories, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

/s/ Warren Levy
Warren Levy
(Chief Executive Officer)