Form 10-K
period 2002-12-31
UNIGENE LABORATORIES INC
filed 2003-04-18
CIK 352747

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [ ] No[X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Aggregate market value as of June 28, 2002: $19,720,858

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date. Common Stock, $.01 Par Value-- 63,644,069 shares as of March 15, 2003.

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

     PART III: Definitive Proxy Statement of Unigene Laboratories, Inc., to be filed in connection with the Annual Meeting of Stockholders to be held on June 10, 2003.

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

Item 1. Business

Overview

Unigene is a biopharmaceutical company engaged in the research, production and delivery of small proteins, referred to as peptides, that have demonstrated or may have potential medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technology that has been shown to deliver medically useful amounts of various peptides into the bloodstream. Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. We have licensed rights to our manufacturing and delivery technologies for oral parathyroid hormone, which we refer to as PTH, to GlaxoSmithKline, or GSK. We have also licensed our nasal calcitonin product, which we have trademarked as Fortical(R), to Upsher-Smith Laboratories, Inc., or USL. Both of these products are for the treatment of osteoporosis. We have the facilities, subject to FDA approval for commercial production, and the technology for manufacturing calcitonin and PTH in accordance with current Good Manufacturing Practice guidelines, referred to as cGMP, and we have an injectable calcitonin product that is approved for sale in the European Union for two minor indications and in Switzerland for the treatment of osteoporosis.

Our Accomplishments

Among our major accomplishments are:

..    Development of a Proprietary Peptide Production Process. One of our
     principal scientific accomplishments is our success in developing a highly efficient biotechnology-based peptide production process. Several patents relating to this process have issued. We believe that these proprietary processes are key steps in the more efficient and economical commercial production of medically useful peptides. Many of these peptides cannot be produced at a reasonable cost in sufficient quantities for human testing or commercial use by currently available production processes. We have constructed and are operating a manufacturing facility employing this process to produce PTH and calcitonin, and we have also produced laboratory-scale quantities of several other peptides.

..    Development of Proprietary Technology for Oral Delivery. We have also developed and patented an oral formulation that has successfully delivered calcitonin into the bloodstream of human subjects. With our collaborators, we have shown in several human studies that this formulation can deliver significant quantities of the peptide into the human bloodstream. We believe that the components of our patented oral product also can enable the delivery of other peptides and we have initiated studies to investigate this possibility internally and in collaboration with others. During 2001, we reported successful oral delivery in animal studies of various peptides including PTH for the treatment of osteoporosis and insulin for the treatment of diabetes. During 2002, we licensed rights to our manufacturing and delivery technologies for oral PTH to GSK.

These two patented technologies form the basis of our business strategy. The potential pharmaceutical products that we are developing use one, or in most cases, both of these technologies. For example, our oral PTH product would use PTH manufactured by our peptide production process and delivered by our oral delivery technology.

All of our clinical trials for nasal calcitonin have been completed although, as with any pharmaceutical application, the U.S. Food and Drug administration, or FDA, could require additional trials as a condition to marketing approval which could delay the product release. A new drug application, or NDA, was filed on March 5, 2003. For this product, we believe that FDA approval may take approximately 12 months from the filing of the NDA. However, during this review process additional questions or concerns may be raised by the FDA which also could delay the product release. During 2002, we licensed this product to USL. There is an existing nasal calcitonin product on the market. Since our end product would be similar to the currently existing product, we believe that it would not require extensive education and sales promotion by our partner. We believe that Fortical could be on the market as soon as 2004, assuming successful completion of the FDA approval process. It is also possible that another NDA holder could challenge our NDA and delay our marketing efforts.

Our oral calcitonin and oral PTH products would utilize our peptide production process as well as our oral delivery system for peptides. These products are in development and would be on the market after our nasal calcitonin product.

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

..    GlaxoSmithKline License Agreement. In April 2002, we completed a licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2 million up-front licensing fee payment and a $1 million licensing-related milestone payment to us and could make subsequent milestone payments in the aggregate amount of $147 million, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product. Through December 31, 2002, we have recognized an aggregate of $1,587,000 in revenue from our GSK development activities and $712,000 from the sale of bulk PTH under a separate supply agreement with GSK. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. Revenue for the year ended December 31, 2002 includes the recognition of $150,000 of licensing revenue from GSK. In addition, in January 2003 we received a $1 million milestone payment from GSK in acknowledgment of the performance demonstrated by our oral PTH formulation in animal studies. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or
     (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement (i) any time after one year from the effective date due to safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations, or (ii) if we fail to fulfill certain obligations by a date certain, which obligations require the cooperation of third parties.

..    Upsher-Smith Laboratories License Agreement. In November 2002, we signed a
     $10 million exclusive U.S. licensing agreement with USL to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3 million from USL and, in addition, will be eligible to receive milestone payments up to $7 million in the aggregate and royalty payments on product sales. We will be responsible for manufacturing the product and will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. Revenue for the year ended December 31, 2002 includes the recognition of $13,000 of licensing revenue from USL. This agreement may be terminated by either party by mutual agreement or due to a breach of any material provision of the agreement not cured within 60 days. We may terminate in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

..    China Joint Venture. In June 2000, we entered into a joint venture with
     Shijiazhuang Pharmaceutical Group, or SPG, a pharmaceutical company in the People's Republic of China. We expect that the joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly other selected Asian markets) for the treatment of osteoporosis. We own 45% of the joint venture and will have a 45% interest in the joint venture profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the joint venture to sell our product in China. The NDA in China is being prepared for injectable and nasal calcitonin products, which is expected to be filed by mid-2003. Approvals of NDAs in China require approximately 12-18 months. In addition, brief local human trials may be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed in the People's Republic of China by the joint venture. This would require local financing by the joint venture. The joint venture began operations in March 2002; sales of the injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. The joint venture's net income or loss for the period ended December 31, 2002 was immaterial to our results of operations. Our investment in the joint venture has been immaterial to date.

..    Other License or Distribution Arrangements. In addition to the joint venture with SPG, we have entered into distribution agreements for our injectable calcitonin product in the United Kingdom, Ireland and Israel. We continue to seek other licensing or distribution agreements with pharmaceutical companies for the oral, injectable and nasal calcitonin products as well as for other oral peptides. However, we may not be successful in our efforts to sign any additional revenue generating agreements and any new or existing agreements may not be successful in generating significant revenue.

Competition

     Our primary business activity has been biotechnology research and development. Biotechnology research is highly competitive, particularly in the field of human health care. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies, universities and other non-profit research organizations, many of which can devote considerably greater financial resources to research activities. We believe that one of our main competitors in the field of oral delivery of peptides is Emisphere Technologies, Inc. Novartis is our main competitor and the market-leader in the U.S. for a nasal calcitonin product. We currently have no products approved for sale in the U.S.

     Our calcitonin and PTH products have potential applications in the treatment of osteoporosis. If we are successful in obtaining approval for any of these products, we would compete with major pharmaceutical companies. These competitors can devote considerably greater financial resources to these activities. Major companies with products in the field of osteoporosis include Novartis, Wyeth, Merck, Eli Lilly, Aventis and Procter and Gamble. We expect to be able to compete with these companies due to our collaborations with GSK and USL. We believe that success in competing with others in the biotechnology industry will be based primarily upon scientific expertise and technological superiority. We also believe that success will be based on the ability to identify and to pursue scientifically feasible and commercially viable opportunities and to obtain proprietary protection for research achievements. Our success will further depend on our ability to obtain adequate funding and on developing, testing, protecting, producing and marketing products and obtaining their timely regulatory approval.

We are always at risk that others may develop superior processes or products that would render our processes or products noncompetitive or obsolete.

Product Manufacture

     We have been producing calcitonin since 1992. We constructed a cGMP facility for the production of calcitonin at leased premises located in Boonton, New Jersey. The facility began producing calcitonin under cGMP guidelines in 1996. The facility also produces our proprietary amidating enzyme for use in producing calcitonin as well as PTH. The current production level of the facility is approximately two kilograms of bulk calcitonin or PTH per year. We believe that our facility's current capacity will be sufficient to launch Fortical. However, we are in the process of increasing yield and therefore batch size in order to increase our peptide production. The facility also contains a filling line to manufacture the finished nasal calcitonin product.

     The facility can be modified to increase peptide production capacity. However, if we are successful in our efforts to commercialize a peptide product, we expect that we may incur additional expenditures to expand or upgrade our manufacturing operations. Although the facility currently is devoted primarily to calcitonin and PTH production, it also is suitable for producing other peptide products.

     We are following conventional procedures to secure the approval of the facility by regulatory agencies to allow us to manufacture peptides for human use. European health authorities inspected the facility in connection with the filing of our injectable calcitonin dossier and found it to be in compliance with cGMP guidelines. However, there is always the risk that our operations might not remain in compliance or that approval by other agencies will not be obtained. The FDA must approve the facility in order to manufacture calcitonin, PTH or other peptides for sale in the U.S.

Government Regulation

     Our laboratory research, development and production activities and those of our collaborators are subject to significant regulation by numerous federal, state, local and foreign governmental authorities. FDA approval, following the successful completion of various animal and human studies, is required for the sale of a pharmaceutical product in the U.S. Foreign sales require similar studies and approval by regulatory agencies.

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

     The FDA or other regulatory agencies may audit our production facility to ensure that it is operating in compliance with cGMP guidelines. These guidelines require that production operations be conducted in strict compliance with our established rules for manufacturing and quality controls. These agencies are empowered to suspend production operations and/or product sales if, in their opinion, significant or repeated changes from these guidelines have occurred. A suspension by any of these agencies could have a material adverse impact on our operations.

Development of a Nasal Calcitonin Product

     A major pharmaceutical company received FDA approval in 1995 for the marketing of a nasally administered calcitonin product, which has substantially increased sales of calcitonin products in the U.S. During 1999, we completed preliminary human studies for our proprietary nasal calcitonin product. We filed a patent application for our nasal calcitonin product in February 2000 and the patent issued in August 2002. In January 2000, we filed an Investigational New Drug Application with the FDA to begin human testing of our nasal product as a treatment for osteoporosis. In February 2000, we began U.S. human studies. In December 2000, we successfully completed a human study demonstrating similar blood levels between our product and that of an existing nasal calcitonin product. We successfully completed a second human study which showed a rapid and persistent reduction in bone loss as measured by several accepted blood markers. A substance in the bloodstream that measures the rate of bone loss in the tested subjects decreased by an average of over 40% in the first month of the study, and that reduction was maintained throughout the three-month dosing period during which the measurements were taken. In November 2002, we signed a $10 million exclusive U.S. licensing agreement with USL to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3 million from USL and will be eligible to receive milestone payments and royalty payments on product sales. We will be responsible for manufacturing the product and, subject to FDA approval, will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide. However, we may not be successful in our efforts to obtain the approval of the FDA and other governmental entities for Fortical, or to manufacture and sell the product. It is also possible that another NDA holder could challenge our NDA and delay our marketing efforts. This agreement is subject to certain termination provisions. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19 year performance period of the license agreement. Revenue for the year ended December 31, 2002 includes the recognition of $13,000 of licensing revenue from USL.

Development of an Oral PTH Product

     PTH is a natural peptide involved in the regulation of bone formation. Third-party studies with several analogs of PTH have demonstrated the ability to build new bone and PTH could be the first of a new generation of bone building agents to be used alone or in combination with other currently available osteoporosis drugs, which principally act to prevent further bone loss. Employing the same animal model that we used successfully to demonstrate the oral delivery of calcitonin, we were able to achieve significant blood levels of PTH in 2001. We believe that this achievement could allow for the development of a commercially viable oral product that can deliver therapeutic doses of PTH.

     In April 2002, we completed a licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2 million up-front licensing fee payment and a $1 million licensing-related milestone payment to us and could make subsequent milestone payments in the aggregate amount of $147 million, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and GSK will pay us a royalty on its worldwide sales of the product. Through December 31, 2002, we have recognized an aggregate of $1,587,000 in revenue for our GSK development activities and $712,000 from the sale of bulk PTH under a supply agreement. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. However, we may not be successful in our efforts to obtain the approval of the FDA and other government entities for our oral PTH product or to manufacture and sell the product. This agreement is subject to certain termination provisions. Revenue for the year ended December 31, 2002 includes the recognition of $150,000 of deferred licensing revenue from GSK. In addition, in January 2003 we received a $1 million milestone payment from GSK in acknowledgment of the performance demonstrated by our oral PTH formulation in animal studies.

Regulatory Approval of Our Injectable Calcitonin Product

     In January 1999, we received approval from the European Committee for Proprietary Medicinal Products, referred to as the CPMP, to market our injectable calcitonin product in all 15 member states of the European Union as a treatment for Paget's disease and for hypercalcemia. The active ingredient for this product is manufactured at our facility. We began to market this product in Europe for these indications in 1999. Sales through 2002 have been insignificant. In 2001, we received an approval in Switzerland for our injectable calcitonin product that includes an osteoporosis indication. In November 2002, the CPMP completed its review of all calcitonin products currently marketed in the European Union, including all injectable and nasal formulations, and recommended revisions to and harmonization of the authorized indications for these products. Authorized indications for injectable calcitonin products will include the prevention of acute bone loss in men or women due to sudden immobilization (such as for patients with recent osteoporotic fractures) while nasal calcitonin products will be indicated for the treatment of established post-menopausal osteoporosis to prevent vertebral fractures. Final implementation is expected in 2003.

     Regulatory authorities in many non-European Union countries can reference the approved European Union or Swiss dossiers in order to reduce the requirements needed to obtain their national approvals for the products, which we believe could significantly reduce the registration requirements for injectable calcitonin in other countries, thereby speeding up product launch. We believe that our abbreviated clinical program, which was accepted by the FDA, would be sufficient to satisfy approval requirements in the U.S. and other countries. Accordingly, we expect that the review process for our injectable calcitonin product in such countries may be shorter than that typically associated with a new drug submission for numerous reasons:

..    The active ingredient is structurally identical to and indistinguishable from the active ingredient in products already approved by many regulatory agencies;

..    The formulation is essentially similar to the formulations used in already approved products; and

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

     In July 1997, we entered into an agreement under which we granted to the Parke-Davis division of Warner-Lambert Company (which merged with Pfizer in June
2000), a worldwide license to make, use and sell oral calcitonin. Under this agreement, Pfizer had the ability to terminate the license if (1) a product was disapproved in the U.S. or Europe; (2) peak blood levels were too low; (3) the product was infeasible for scientific or technical reasons; (4) we were declared bankrupt or insolvent; (5) there was an uncured material breach; or (6) Pfizer could not meet at least 25% of its sales projections.

     During 1999, together with Pfizer, we successfully concluded two pilot human studies using an oral calcitonin formulation manufactured by Warner-Lambert. Both studies showed significant measurable blood levels of calcitonin. In December 1999, Warner-Lambert filed an Investigational NDA with the FDA for the conduct of human trials in the U.S. of our oral calcitonin product as a treatment for osteoporosis. Pfizer began a Phase I/II human study in April 2000 and patient dosing for this study was completed in December 2000. Pfizer analyzed the results of the study and informed us in March 2001 that the study did not achieve Pfizer's desired results related to measurement of bone marker activity. Pfizer terminated the license agreement for scientific reasons citing this conclusion. We believe that this study, in which an FDA approved product, nasal calcitonin, also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral calcitonin product. We also believe that the results would have been more favorable if patients in the study had received calcium supplementation, in addition to the calcitonin. Therefore, we intend to continue the development of our oral calcitonin product as a treatment for osteoporosis, and we are seeking licensees for this product in the U.S. and other countries. In addition, due to the termination of the Pfizer agreement, we no longer have restrictions on selling bulk calcitonin and rights to all technologies and information developed in the course of the collaboration have reverted to us. There are no continuing commitments to Pfizer.

     We have filed patent applications for our oral formulation in the U.S. and in numerous foreign countries. In 1999, we received a U.S. patent for our basic technology covering the oral delivery of calcitonin for the treatment of osteoporosis. In 2000, we received a U.S. patent extending this protection to the oral delivery of other peptides.

     There are risks that we will not be successful in licensing this product, that a safe and effective oral product will not be developed, that we will not be successful in obtaining regulatory approval of an oral calcitonin product, and that we will not succeed in developing, producing or marketing an oral calcitonin product.

Patents and Proprietary Technology

     We have filed a number of applications for U.S. patents relating to our proprietary peptide manufacturing process and our technology for oral delivery. To date, the following nine U.S. patents have issued:

..    a patent covering Immunization By Immunogenic Implant, a method for producing antibodies for developing diagnostic medical tests

..    three patents related to the Alpha-Amidation Enzyme and its use in manufacturing peptides

..    two patents covering improvements in our manufacturing technology

..    two patents covering oral delivery of peptides

..    a patent covering our nasal calcitonin formulation

     We believe that our manufacturing patents give us a competitive advantage in producing peptides cost-effectively and in large quantities, because they cover a highly efficient bacterial fermentation process for producing peptides.

     We also believe that our oral delivery patents give us a competitive advantage in enabling us to develop peptide products in oral forms, because they cover a process allowing delivery of significant quantities of peptides into the bloodstream. Peptides are small proteins that get broken down in the digestive system. Almost all commercial peptide products are currently available only in injectable or nasal spray formulations.

     We believe that the greatest competitive advantage of our manufacturing and oral delivery patent estates is realized through the combination of both technologies. To successfully commercialize an oral peptide product, an efficient manufacturing process is necessary, because oral delivery systems are typically less efficient than injectable or nasal spray products. Reduced efficiency requires an increase in the amount of active pharmaceutical ingredient in each dose. Therefore, an efficient manufacturing process is needed to cost-effectively manufacture the increased quantities that are necessary and to make a product that is commercially viable.

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

     Although we believe our patents and patent applications are valid, the invalidity or unenforceability of one or more of our key patents could have a significant adverse effect upon our business. Detecting and proving infringement generally is more difficult with process patents than with product patents. In addition, a process patent's value is diminished if others have patented the product that can be produced using the process. Under these circumstances, we would require the cooperation of, and likely be required to share royalties with, the product patent holder or its sublicensees in order to make and sell the product. In addition, the patent holder can refuse to license the product to us.

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

Employees

     As of March 15, 2003 we had 63 full-time employees. Twenty-three were engaged in research, development and regulatory activities, 29 were engaged in production activities and 11 were engaged in general and administrative functions. Eight of our employees hold Ph.D. degrees. Our employees are experts in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; and quality control. None of our employees is covered by a collective bargaining agreement. Warren P. Levy, President and Ronald S. Levy, Executive Vice President, both executive officers and directors, have signed employment agreements with us.

Research and Development

     We have established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral and nasal delivery technologies to the development of proprietary products and processes. Approximately 83% of our employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. We spent $8.1 million on research activities in 2002, $9.1 million in 2001, and $11.5 million in 2000.

Properties

     We own a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey.

     Our 32,000 square foot cGMP production facility, of which 20,000 square feet are currently being used for the production of calcitonin and PTH and can be used for the production of other peptides, was constructed in a building located in Boonton, New Jersey. We lease the facility under a ten-year agreement, which began in February 1994. We have two 10-year renewal options and an option to purchase the facility.

Litigation

     In July 2000, the Tail Wind Fund, Ltd., or Tail Wind, the holder of $2,000,000 in principal amount of 5% convertible debentures we previously issued to Tail Wind in a private placement completed in June 1998, filed with the American Arbitration Association a demand for arbitration against us. In its demand, Tail Wind claimed that it was owed, as of June 30, 2000, approximately $3,400,000, consisting of principal, interest and penalties, resulting from our default under various provisions of the debentures and related agreements. These alleged defaults included our failure to redeem the debentures after becoming obligated to do so, the failure to pay interest when due, and the failure to pay liquidated damages arising from the delisting of our common stock from the Nasdaq National Market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In July 2000, we submitted to the American Arbitration Association a statement in which it denied the amount of Tail Wind's claim and made certain counterclaims. On April 9, 2002, we entered into a settlement with Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind agreed to surrender to us the $2 million in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind's purchase of the convertible debentures, including all issues raised in the arbitration, which were approximately $4.5 million including accrued interest and penalties in the approximate amount of $2.5 million. In exchange, we issued to Tail Wind a $1 million promissory note secured by our Fairfield, New Jersey building and equipment and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. The shares were valued at $1.1 million in the aggregate, based on our closing stock price on April 9, 2002. We therefore recognized a gain for accounting purposes of approximately $2.4 million on the extinguishment of debt and related interest. We deposited the two million shares of common stock with an escrow agent and filed a registration statement covering the resale of the shares with the Securities and Exchange Commission, or SEC. The escrow agent released the two million shares to Tail Wind between May 2002 and October 2002.

     In July 2000, Reseau de Voyage Sterling, Inc., the plaintiff, filed suit against us in the Supreme Court of the State of New York. We removed this case to the U.S. District Court for the Southern District of New York. The plaintiff, which purchased from a third party a warrant to purchase one million shares of Unigene common stock, alleges that we breached a verbal agreement with the plaintiff to extend the term of the warrant beyond its expiration date. The plaintiff is seeking damages of not less than $2 million. Following discovery, we moved for summary judgment. On March 30, 2003, the Court accepted the report and recommendation of the magistrate judge and granted our motion for summary judgment. We do not yet know whether the plaintiff will appeal the case. We believe that this suit is completely without merit, and we will continue to vigorously contest the claim.

Fusion Financing

     On May 9, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, or Fusion, under which Fusion agreed to purchase on each trading day during the term of the agreement $43,750 of our common stock up to an aggregate of $21,000,000. Fusion is committed to purchase the shares through May 2003. Unigene, at its option, may extend this period by six months. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $4.00 per share, for five consecutive trading days, we have the right to increase the daily purchase amount above $43,750, providing that the closing sale price of our stock remains at least $4.00. Fusion is not obligated to purchase any shares of our common stock if the purchase price is less than $0.25 per share. Under the agreement with Fusion, we must satisfy requirements that are a condition to Fusion's obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion, no default on, or acceleration prior to maturity of, any of our payment obligations in excess of $1,000,000, no insolvency or bankruptcy on our part, continued listing of Unigene common stock on the OTC Bulletin Board, and we must avoid the failure to meet the maintenance requirements for listing on the OTC Bulletin Board for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period. The sales price per share to Fusion is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest five closing sale prices of our common stock, during the 15 trading days prior to the date of purchase by Fusion. As compensation for its commitment we issued to Fusion as of March 30, 2001 2,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share which was charged to additional paid-in-capital. Fusion has agreed not to sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant until the earlier of May 2003 or the termination or a default under the common stock purchase agreement. In addition to the compensation shares, the Board of Directors has authorized the issuance and sale to Fusion of up to 21,000,000 shares of Unigene common stock. From May 18, 2001 through March 15, 2003 we have received approximately $4,987,000 through the sale of 13,654,462 shares of common stock to Fusion, before cash expenses of approximately $554,000.

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

Availability of Reports

     Our Internet website address is www.unigene.com. The contents of our website are not part of this Annual Report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed by us with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of

1934, as amended, are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. The SEC also maintains a website at http://www.sec.gov where such information is available.

                                  Risk Factors

Our business is subject to the following risk factors:

We have significant historical losses and may continue to incur losses in the future.

     We have incurred annual operating losses since our inception. As a result, at December 31, 2002, we had an accumulated deficit of approximately $94,000,000. Our gross revenues for the years ended December 31, 2002, December 31, 2001 and 2000 were $2,658,000, $865,000, and $3,287,000, respectively.
However, our revenues have not been sufficient to sustain our operations. Revenue for 2002 consisted primarily of revenue from GSK for our development activities and for sales of bulk PTH. Revenue for 2001 consisted primarily of bulk calcitonin sales and the recognition of previously deferred revenue from Pfizer. Revenue for 2000 consisted principally of milestone payments and other fees received in connection with our terminated license agreement with Pfizer. As of March 15, 2003, we have two potential revenue generating license agreements. Our injectable calcitonin product has been approved for commercial sale in a number of European countries, but we do not anticipate that these sales will produce significant revenues. During the same periods, we have incurred losses from operations of $8,496,000, $10,957,000 and $11,385,000, respectively. Our net losses for the years ended December 31, 2002, 2001 and 2000 were $6,337,000, $12,472,000, and $12,469,000, respectively. We believe that our profitability will require at least the successful commercialization of our nasal calcitonin or oral PTH products or another oral peptide product in the U.S. and abroad. We might never be profitable.

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

     We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

     .    the achievement of milestones in our GSK and USL agreements;
     .    continued scientific progress in our discovery and research programs;
     .    progress with preclinical studies and clinical trials;
     . the magnitude and scope of our discovery, research and development programs;
     . our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;
     .    our ability to sell and market our products;
     .    the time and costs involved in obtaining regulatory approvals;
     . the time and costs involved in expanding and maintaining our production facility;
     . the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
     . the potential need to develop, acquire or license new technologies and products;
     . the continued ability to refinance demand loans from Jay Levy, Ronald Levy and Warren Levy; and
     .    other factors beyond our control.

     At December 31, 2002, we had a working capital deficiency of approximately $15,500,000. The independent auditors' report for the year ended December 31, 2002 includes an explanatory paragraph stating that our recurring losses from operations and working capital deficiency discussed above raise substantial doubt about our ability to continue as a going concern. We had cash flow deficits from operations of $1,315,000, $7,122,000 and $3,382,000 for the years ended December 31, 2002, 2001, and 2000, respectively. We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GSK or USL agreements and through the sale of PTH to GSK. However, if we are unable to achieve these milestones, or are unable to achieve the milestones on a timely basis, we would need additional funds to continue our operations. Our agreement with Fusion has provided us with some cash to fund our operations, but it alone has not been sufficient to satisfy all of our working capital needs. From May 18, 2001 through February 12, 2003 we have raised a total of approximately $4,987,000 through the sale of 13,654,462 shares of our common stock to Fusion, before cash expenses of approximately $554,000. The extent to which we intend to rely on Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through achieving milestones and generating sales through our existing agreements, or through entering into new licensing agreements or the sale of bulk calcitonin, both of which we are actively exploring. Our agreement with Fusion terminates in May 2003, unless we decide to extend it for an additional 6 months. If we are unable to achieve milestones or sales under our existing agreements or enter into a significant revenue generating license or financing arrangement, we would need to significantly curtail our operations. We also could consider a sale or merger of Unigene.

     Due to the fact that the financing with Fusion will terminate during 2003, it is unlikely that we would be able to access all of the remaining $16,000,000 under the common stock purchase agreement with Fusion as of December 31, 2002. We therefore will likely need additional capital to fully implement our business, operating and development plans. We only have the right to receive $43,750 per trading day under the common stock purchase agreement unless our stock price equals or exceeds $4.00 per share, in which event the daily purchase amount may be increased. However, our sales of common stock to Fusion have been well below that level due to the share price and trading volume of our common stock and due to our desire to keep dilution to a minimum. In addition, the agreement may be terminated by Fusion at any time due to events of default under the agreement. See "Business - Fusion Financing."

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

Some of our executives have made loans to us and are entitled to remedies available to a secured creditor, which gives them a priority over the holders of our common stock. We also granted similar rights to The Tail Wind Fund, Ltd.

     Some of our executives have made loans to us under promissory notes. Our obligations under these promissory notes are secured by, among other things, mortgages upon all of the real property we own and pledges of substantially all of our assets. If we become insolvent or are liquidated, or if payment under the promissory notes are accelerated, the holders of the promissory notes will be entitled to exercise the remedies available to a secured lender under applicable law which would entitle them to full repayment before any funds could be paid to our shareholders. In addition, we issued to Tail Wind a $1 million secured promissory note due in February 2005. Our obligation to repay the note is secured by, among other things, a mortgage on the real property we own and pledges of our fixed assets in Fairfield, New Jersey. If a default occurs under the note or the security documents, Tail Wind will also be entitled to remedies generally available to a secured lender, which would entitle Tail Wind to full payment before any funds could be paid to our shareholders.

We may not be successful in our efforts to develop a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations.

     Our success depends on our ability to commercialize a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations. We may never develop a calcitonin, PTH or other peptide product that makes us profitable. Our joint venture in China may continue to generate losses and may never be profitable. Our ability to achieve profitability is dependent on a number of factors, including our ability to complete development efforts, obtain regulatory approval for our product candidates, and commercialize successfully those product candidates or our technologies. We believe that the development of more desirable formulations is essential to expand consumer acceptance of peptide pharmaceutical products. However, we may not be successful in our development efforts, or other companies may develop these products before we do.

     Even if we are successful in our development efforts, we may not be able to obtain the necessary regulatory approval for our products. The FDA must approve the commercial manufacture and sale of pharmaceutical products in the U.S. Our joint venture in China may not be able to obtain an NDA approval. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the U.S. Although we have received regulatory approval in the European Union and Switzerland for the sale of our injectable calcitonin product, none of our products have been approved for sale in the U.S., and our products may never receive the approvals necessary for commercialization. We must conduct further human testing on certain of our products before they can be approved for commercial sale. Any delay in receiving, or failure to receive, these approvals would adversely affect our ability to generate product revenues.

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

     We have constructed and are operating a facility intended to produce calcitonin, PTH and other peptides. This facility has been approved by European regulatory authorities for the manufacture of calcitonin for human use, but has not yet been inspected or approved by the FDA. The risks associated with this facility include the failure to achieve targeted production and profitability goals, the development by others of superior processes and products, and the absence of a market for products produced by the facility. In addition, the successful commercialization of any of our products may require us to make additional expenditures to expand or upgrade our manufacturing operations. We may be unable to make these capital expenditures when required.

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

     We currently have license agreements with GSK for oral PTH and with USL for nasal calcitonin. We are pursuing additional opportunities to license, or enter into distribution arrangements for, our oral, and injectable calcitonin products, our nasal calcitonin product outside of the U.S., as well as other possible peptide products. However, we may not be successful in any of these efforts.

     In June 2000, we entered into a joint venture with a pharmaceutical company in the People's Republic of China for the manufacture and distribution of injectable and nasal calcitonin products in China and possibly other Asian markets, for the treatment of osteoporosis. The joint venture began operations in March 2002; sales of the injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. Therefore, the joint venture's initial net income or loss will be immaterial to our overall results of operations. We also have entered into distribution agreements for our injectable formulation of calcitonin in the United Kingdom, Ireland and Israel. To date, we have not received material revenues from these distribution agreements.

Because we are a biopharmaceutical company, our operations are subject to extensive government regulations.

     Our laboratory research, development and production activities, as well as those of our collaborators and licensees, are subject to significant regulation by federal, state, local and foreign governmental authorities. In addition to obtaining FDA approval and other regulatory approvals for our products, we must obtain approvals for our manufacturing facility to produce calcitonin, PTH and other peptides for human use. The regulatory approval process for a pharmaceutical product requires substantial resources and may take many years. Our inability to obtain approvals or delays in obtaining approvals would adversely affect our ability to continue our development program, to manufacture and sell our products, and to receive revenue from milestone payments, product sales or royalties.

     The FDA or other regulatory agencies may audit our production facility at any time to ensure compliance with cGMP guidelines. These guidelines require that we conduct our production operation in strict compliance with our established rules for manufacturing and quality controls. Any of these agencies can suspend production operations and product sales if they find significant or repeated changes from these guidelines. A suspension would likely cause us to incur additional costs or delays in product development.

If our products receive regulatory approval, our competitors may eventually include large pharmaceutical companies with superior resources.

     We are engaged in a rapidly changing and highly competitive field. To date, we have concentrated our efforts primarily on one product -- calcitonin -- for treating osteoporosis and other indications. During 2001, we began developing other peptide products, including PTH for osteoporosis. Like the market for any pharmaceutical product, the market for treating osteoporosis and these other indications has the potential for rapid, unpredictable and significant technological change. Competition is intense from specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. We currently have no products approved for sale in the U.S. If we are successful in obtaining approval for one of our products, our future competitors will have substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major companies in the field of osteoporosis treatment include Novartis, Wyeth, Merck, Eli Lilly, Aventis and Procter and Gamble. We believe that we may be able to compete with these companies due both to our partnerships with GSK and USL and to our patented technologies. Any one of these potential competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Our success depends upon our ability to protect our intellectual property rights.

     We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral and nasal formulations that we have invented in the course of our research. To date, nine U.S. patents have issued and other applications are pending. We have also made patent application filings in selected foreign countries and eighteen foreign patents have issued. We face the risk that any of our pending applications will not issue as patents. In addition, our patents may be found to be invalid or unenforceable. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

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

     Our business exposes us to the risk of product liability claims that are a part of human testing, manufacturing and sale of pharmaceutical products. The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our products are not actually at fault for causing an injury. Furthermore, our products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend and may result in large judgments against us. Even if a product liability claim is not successful, the adverse publicity, time, and expense involved in defending such a claim may interfere with our business. We may not have sufficient resources to defend against or satisfy these claims. We currently maintain $2,000,000 in product liability insurance coverage and plan to increase this coverage as our products advance. However, these amounts may not be sufficient to protect us against losses or may be unavailable in the future on acceptable terms, if at all.

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

     The market price of our common stock has been, and we expect it to continue to be, highly unstable. Factors, including our announcement of technological improvements or announcements by other companies, regulatory matters, research and development activities, new or existing products or procedures, signing or termination of licensing agreements, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and public concern over the safety of activities or products have had a significant impact on the market price of our stock. We expect such factors to continue to impact our market price for the foreseeable future. In addition, potential dilutive effects of future sales of shares of Unigene common stock by us or our stockholders, including sales by Fusion and by Tail Wind and by the exercise and subsequent sale of Unigene common stock by the holders of outstanding and future warrants and options could have an adverse effect on the price of our stock.

Our common stock is classified as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell our common stock.

     Our common stock is traded on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it was listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small-Cap Market. Because Unigene common stock is not traded on a stock exchange or on Nasdaq, and the market price of the common stock is less than $5.00 per share, the common stock is classified as a "penny stock." Rule 15g-9 of the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

The sale of our common stock to Fusion could cause the price of our common stock to decline.

     Fusion may sell none, some or all of the shares of common stock shares it previously purchased from us at any time or from time to time in the open market. However, Fusion has agreed that it will not sell or otherwise transfer the 2,000,000 commitment shares or the 1,000,000 shares of common stock issuable upon the exercise of the warrant that we issued to Fusion as part of its commitment fee until the earlier of the termination of the common stock purchase agreement, the occurrence of an event of default by us under the common stock purchase agreement or May 2003. We have been advised by Fusion that the shares registered in this offering will be sold over a period of up to 24 months from May 2001 through May 2003. Depending upon market liquidity at the time, the resale by Fusion of shares at any given time could cause the trading price of our common stock to decline. The sale by Fusion of a substantial number of shares purchased from us, or the anticipation of such sales, could make it more difficult for us to sell equity or equity related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

     Currently, Fusion owns less than 5% of our common stock on a fully diluted basis. If Fusion purchased the remaining balance of $16,013,119 purchasable under the common stock purchase agreement, at a price equal to $.288, the closing sale price of our common stock on February 12, 2003, Fusion would be able to purchase an additional 55,601,108 shares of our common stock. These shares, along with the 2,000,000 shares and the 1,000,000 shares of common stock issuable upon the exercise of the warrant which was issued to Fusion as a commitment fee, would represent 49% of our outstanding common stock fully diluted as of February 12, 2003. However, we only have 8,345,538 shares available to be issued to Fusion under our current registration statement, and our agreement with Fusion limits their ownership percentage to a maximum of 9.9%.

     The issuance of these shares would result in significant dilution to the ownership interests of other holders of our common stock. The amount of dilution would be higher if the market price of our common stock is lower than the current market price at the time Fusion purchases shares under the common stock purchase agreement, as a lower market price would cause more shares of our common stock to be issuable to Fusion. Subsequent sales of these shares in the open market by Fusion may also have the effect of lowering our stock price, thereby increasing the number of shares issuable under the common stock purchase agreement and consequently further diluting our outstanding shares. Although we have the right to reduce or suspend Fusion purchases at any time, our financial condition at the time may require us to waive our right to suspend purchases even if there is a decline in the market price. If the closing sale price of our common stock is at least $4.00 for five consecutive trading days, we have the right to increase the daily purchase amount above $43,750, provided the closing sale price of our common stock remains at least $4.00.

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

     Our 32,000 square foot cGMP production facility, of which 20,000 square feet are currently being used for the production of bulk calcitonin, bulk PTH and finished nasal calcitonin and can be used for the production of other peptides, was constructed in a building located in Boonton, New Jersey. We lease the facility under a ten-year agreement, which began in February 1994. We have two 10-year renewal options and an option to purchase the facility.

     We believe that these facilities are adequate for current purposes.

Item 3. Legal Proceedings

     In July 2000, the Tail Wind Fund, Ltd., the holder of $2,000,000 in principal amount of 5% convertible debentures issued by us to Tail Wind in a private placement completed in June 1998, filed with the American Arbitration Association a demand for arbitration against us. In its demand, Tail Wind claimed that it was owed, as of June 30, 2000, approximately $3,400,000, consisting of principal, interest and penalties, resulting from our default under various provisions of the debentures and related agreements. These alleged defaults included our failure to redeem the debentures after becoming obligated to do so, the failure to pay interest when due, and the failure to pay liquidated damages arising from the delisting of the Unigene common stock from the Nasdaq National Market. On April 9, 2002, we entered into a settlement with Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to us the $2 million in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind's purchase of the convertible debentures, including all issues raised in the arbitration, which were approximately $4.5 million, including accrued interest and penalties in the approximate amount of $2.5 million. In exchange, we issued to Tail Wind a $1 million secured promissory note and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. The shares were valued at $1.1 million in the aggregate, based on our closing stock price on April 9, 2002. We therefore recognized a gain for accounting purposes of approximately $2.4 million on the extinguishment of debt and related interest. We deposited the two million shares of common stock with an escrow agent and filed a registration statement covering the resale of the shares with the SEC. The escrow agent released the shares to Tail Wind from May 2002 through October 2002.

     In July 2000, Reseau de Voyage Sterling, Inc., the plaintiff, filed suit against us in the Supreme Court of the State of New York. We removed this case to the U.S. District Court for the Southern District of New York. The plaintiff, which purchased from a third party a warrant to purchase one million shares of Unigene common stock, alleges that we breached a verbal agreement with the plaintiff to extend the term of the warrant beyond its expiration date. The plaintiff is seeking damages of not less than $2 million. Following discovery, we moved for summary judgment. On March 30, 2003, the Court accepted the report and recommendation of the magistrate judge and granted our motion for summary judgment. We do not yet know whether the plaintiff will appeal the case. We believe that this suit is completely without merit, and we will continue to vigorously contest the claim.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     We have not declared or paid any cash dividends since inception, and do not anticipate paying any in the near future.

     We became a public company in 1987. As of March 15, 2003, there were 528 holders of record of our common stock. Our common stock is traded on the OTC Bulletin Board under the symbol UGNE. The prices below represent high and low sale prices per share of our common stock.

                                   2002         2001
                                ----------   ----------
                                 High-Low     High-Low
                                ----------   ----------

1st Quarter:                    $0.88-0.53   $1.88-0.38
2nd Quarter:                     0.92-0.25    0.65-0.33
3rd Quarter:                     0.43-0.26    0.44-0.19
4th Quarter:                     0.44-0.23    0.66-0.33

Recent Sales of Unregistered Securities

     In the quarter ended December 31, 2002, we sold 1,961,699 shares of common stock to Fusion for gross proceeds of $475,000. We issued all of such shares without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933, because the offer and sale was made to a limited number of investors in a private transaction.

Item 6. Selected Financial Data

STATEMENT OF OPERATIONS DATA
(In thousands, except per share data)

                                                            Year Ended December 31,
                                            --------------------------------------------------
                                              2002       2001       2000      1999      1998
                                            --------   --------   --------   -------   -------
Revenue:
Licensing & other revenue                   $  2,658   $    865      3,287   $ 9,589   $ 5,050

Costs and expenses:
Research & development expenses                8,136      9,122     11,484     9,375     9,042
General and administrative                     3,018      2,700      3,187     2,212     2,068
Loss before extraordinary item and
   cumulative effect of accounting change     (6,337)   (12,472)   (11,469)   (1,577)   (6,737)
Extraordinary item                                --         --         --        --      (144)
Cumulative effect of accounting change            --         --     (1,000)       --        --
Net loss                                      (6,337)   (12,472)   (12,469)   (1,577)   (6,881)
Basic and diluted loss per share:
Loss before extraordinary item and
   cumulative effect of accounting change       (.11)      (.26)      (.26)     (.04)     (.17)

Extraordinary item                                --         --         --        --      (.01)
Cumulative effect of accounting change            --         --       (.02)       --        --
                                            --------   --------   --------   -------   -------
Net loss                                        (.11)      (.26)      (.28)     (.04)     (.18)
                                            ========   ========   ========   =======   =======
Weighted average number of shares
   outstanding                                57,877     47,483     44,008    40,719    38,701

BALANCE SHEET DATA

(In thousands)                                                  December 31,
                                            --------------------------------------------------
                                              2002       2001       2000      1999      1998
                                            --------   --------   --------   -------   -------
Cash and cash equivalents                   $  2,224   $    405   $     17   $   683   $   403
Working capital (deficiency)                 (15,534)   (21,684)   (13,267)   (2,759)   (1,805)
Total assets                                   7,064      6,619      9,047    13,778    11,564
Total long-term debt, obligations and
   deferred revenue, including current
   portion                                     8,706      4,314      4,576     4,433     3,992
Total liabilities                             24,729     22,459     14,540     9,049     7,344
Total stockholders' equity (deficit)         (17,965)   (15,840)    (5,493)    4,729     4,220

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

RESULTS OF OPERATIONS
Years ended December 31, 2002, 2001 and 2000

Revenue.

     Revenue increased 207% to $2,658,000 for the year ended December 31, 2002 as compared to $865,000 for the year ended December 31, 2001, due to revenue received under the license agreement with GSK signed in 2002. Revenue decreased 74% to $865,000 for the year ended December 31, 2001 as compared to $3,287,000 for the year ended December 31, 2000, due to Pfizer's termination of its license agreement with us in March 2001. Revenue for 2002 consisted primarily of $1,587,000 in revenue for GSK development activities and $712,000 from the sale of bulk PTH to GSK. In 2002, we received a $2,000,000 up-front payment under an agreement for an oral PTH product licensed to GSK. We also received a $1,000,000 licensing-related milestone payment from GSK. These $3,000,000 in payments are being deferred in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101") and recognized as revenue over a 15-year period which is our estimated performance period of the license agreement. Therefore, $150,000 of the deferred up-front and milestone payments from GSK was recognized as revenue during 2002. Also in 2002, we received a $3,000,000 up-front payment under an agreement for a nasal calcitonin product licensed to USL. This $3,000,000 is being deferred in accordance with SAB 101 and recognized as revenue over a 19-year period which is our estimated performance period of the license agreement. Therefore, $13,000 of the up-front payment from USL was recognized as revenue during 2002. Revenue for 2001 consisted primarily of $339,000 in bulk calcitonin sales as well as recognition of previously deferred revenue, final analytical testing services provided to Pfizer and $94,000 received in a grant from the National Institute of Health. In 2000, revenue consisted primarily of milestone revenue from Pfizer resulting from the achievement of milestones in the development of an oral calcitonin product for treating osteoporosis. In addition, revenue for the year ended December 31, 2000 included $800,000 from the recognition of deferred revenue related to the initial licensing fee paid by Pfizer in 1997 and $345,000 for analytical testing services provided to Pfizer.

Research and Development Expenses.

     Research and development, our largest expense, decreased 11% in 2002 to $8,136,000 from $9,122,000 in 2001 and decreased 21% in 2001 from $11,484,000 in
2000. The decrease in 2002 was primarily attributable to decreased expenses related to our nasal calcitonin product, the non-renewal of two sponsored research collaborations, decreases in utility and production expenditures as well as deferred employee stock compensation expense recognized in 2001. This was partially offset by increased expenditures for scientific and regulatory consultants and for PTH development. The decrease in 2001 was primarily attributable to decreased expenses related to our nasal calcitonin product, as well as decreased production expenditures. Expenditures for the sponsorship of collaborative research programs were $67,000, $405,000 and $411,000 in 2002, 2001 and 2000, respectively, which are included as research and development expenses.

General and Administrative Expenses.

     General and administrative expenses increased 12% in 2002 to $3,018,000 from $2,700,000 in 2001 and decreased 15% in 2001 from $3,187,000 in 2000. The increase in 2002 was primarily due to increased legal fees related to the GSK and USL license agreements, foreign trademarks and the Tail Wind settlement. The increase was partially offset by the decrease in non-cash compensation expense recognized in 2001. The decrease in 2001 was primarily attributable to the recognition of a non-cash expense in 2000 of $220,000 due to the issuance of a warrant to a consultant, and to the recognition of a $350,000 expense in 2000 to terminate our former joint venture in China. This was partially offset by the recognition of a non-cash expense in 2001 of $225,000 due to additional shares of common stock to be issued to two consultants as compensation for the lack of an effective registration statement.

Gain on the Extinguishment of Debt and Related Interest.

     Gain on the extinguishment of debt and related interest results primarily from the April 9, 2002 settlement agreement between Tail Wind and us. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to us the $2 million in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind's purchase of the convertible debentures, which equaled $4,583,000 in the aggregate including accrued interest and penalties in the amount of $2,583,000. In exchange, we issued to Tail Wind a $1 million promissory note with a first security interest in our Fairfield, New Jersey building and equipment and two million shares of Unigene common stock, which were placed in escrow. The note bears interest at a rate of 6% per annum, and principal and interest are due in February 2005. The shares were valued at $1.1 million in the aggregate, based on our closing stock price on April 9, 2002. We therefore recognized a gain for accounting purposes of $2,443,000 on the extinguishment of debt and related interest in 2002. In addition, during 2002, we recognized additional gains in the aggregate amount of $557,000 due to favorable settlements of amounts owed to vendors in exchange for Unigene common stock.

Income Tax Benefit.

     The income tax benefit in 2002, 2001, and 2000 of $755,000, $561,000 and
$1,065,000 respectively, consists of proceeds received for sales of a portion of our state tax net operating loss carryforwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. The purpose of the New Jersey program is to provide financial assistance to high-technology and biotechnology companies in order to facilitate future growth and job creation.

Interest Income.

     Interest income increased $3,000 or 33% in 2002 from 2001 and decreased $41,000 or 84% in 2001 from 2000. The increase in 2002 was due to additional funds from GSK and USL available for investment, partially offset by lower interest rates on investments. The 2001 decrease in interest income resulted from reduced funds available for investment.

Interest Expense.

     Interest expense decreased $479,000 or 23% in 2002 to $1,605,000 from $2,084,000 in 2001 and increased $885,000 or 74% in 2001 from $1,199,000 in
2000. Interest expense for 2002 was reduced by the settlement with Tail Wind in April 2002. We issued a $1,000,000 note accruing interest at 6% per annum in connection with the Tail Wind settlement. Previously, we were accruing interest on our 5% convertible debentures held by Tail Wind. The annual interest rate on the $2,000,000 in outstanding principal amount of the 5% debentures was 20% due to our defaults on the debentures. In addition, we had been accruing additional interest expense monthly in an amount equal to 2% of the outstanding principal amount of the 5% debentures as a penalty for the removal of our common stock from trading on the Nasdaq Stock Market. Officers' loans to us increased $700,000 during the first quarter of 2002 and decreased $180,000 during the second quarter of 2002. Both years were affected by the fact that in 2001 we did not make principal and interest payments on certain officers' loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $564,000 for 2002 and $512,000 for 2001. Interest expense increased in 2001 due to increased stockholders' loans and higher interest rates on a portion of these loans. Stockholders' loans to us increased $6,110,000 during 2001.

Cumulative Effect of Accounting Change.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which we refer to as SAB 101. Prior to the implementation of SAB 101, non-refundable license fees received upon execution of license agreements were recognized as revenue immediately. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. We were required to adopt SAB 101, as amended, in the fourth quarter of 2000 with an effective date of January 1, 2000, and the recognition of a cumulative effect adjustment calculated as of January 1, 2000. We adopted SAB 101 in 2000, changing our revenue recognition policy for up-front licensing fees that require services to be performed in the future from immediate revenue recognition to deferral of revenue with the up-front fee recognized over the life of the agreement. In 1997, we recognized $3,000,000 in revenue from an up-front licensing fee from Pfizer. With the adoption of SAB 101, we are now recognizing this revenue over a 45 month period, equivalent to the term of our oral calcitonin agreement with Pfizer which was terminated in March 2001. We therefore recognized a non-cash cumulative effect adjustment of $1,000,000 as of January 1, 2000 representing a revenue deferral over the remaining 15 months of the agreement. We recognized $800,000 in revenue in 2000 and $200,000 of revenue in 2001 as a result of this deferral.

Net Loss.

     Net loss for 2002 decreased 49% or $6,135,000 to $6,337,000 from $12,472,000 for 2001 due to the gain on the extinguishment of debt and related interest, the increase in revenue, the decrease in research and interest expenses and the increase in income tax benefit, partially offset by an increase in general and administrative expense. During 2001, operating expenses decreased from the prior year. In addition, a cumulative effect adjustment was recognized in 2000. This was offset by a reduction in revenue from Pfizer, after Pfizer terminated its license agreement with us, and also by an increase in interest expense. As a result, net loss increased $3,000 to $12,472,000 for the year ended December 31, 2001 from $12,469,000 in the prior year.

Summary of Critical Accounting Policies.

     The SEC has issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that are both important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

     Revenue Recognition: Revenue from the sale of product is recognized upon shipment to the customer. Revenue from grants is recognized when earned. Such revenues generally do not involve difficult, subjective or complex judgments. Non-refundable milestone payments that represent the completion of a separate earnings process and a significant step in the research and development process are recognized as revenue when earned. This sometimes requires management to judge whether or not a milestone has been met, and when it should be recognized in the financial statements. Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the life of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents.

     Inventory Valuation: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. This requires management to estimate the marketability of its products. Currently, we have no approved products for sale in the U.S. However, we do sell calcitonin overseas and both calcitonin and PTH in the U.S. for research purposes. We therefore capitalize and recognize in finished goods inventory the estimated value of saleable calcitonin and PTH.

     Accounting for Stock Options: We account for stock options granted to employees and directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on fixed stock option grants for employees only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. We account for stock options granted to non-employees on a fair value basis in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation", and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling,

Goods or Services." As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Had compensation cost for options granted to employees and directors been determined consistent with SFAS No. 123, our net loss would have increased for the years ended December 31, 2002, 2001 and 2000 by approximately $28,000, $780,000, and $175,000, respectively.

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

Liquidity and Capital Resources.

     At December 31, 2002, we had cash and cash equivalents of $2,224,000, an increase of $1,819,000 from December 31, 2001.

     We believe that we will generate financial resources to apply towards funding our operations through the achievement of milestones in the GSK or USL license agreements, and through the sale of PTH to GSK. However, if we are unable to achieve these milestones, or are unable to achieve the milestones on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at December 31, 2002, had an accumulated deficit of approximately $94,000,000 and a working capital deficiency of approximately $15,500,000. In addition, we are in default of demand and term loans to the Levys in the aggregate amount of approximately $5,663,000. The independent auditors' report covering our 2002 financial statements includes an explanatory paragraph stating that these factors raise substantial doubt about our ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

     Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $10 to 11 million per year. In addition, we have principal and interest obligations under the Tail Wind note and our outstanding notes payable to the Levys, as well as obligations relating to our current and former joint ventures in China.

     In April 2002, we completed a licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2 million up-front licensing fee payment and a $1 million licensing-related milestone payment to us and could make subsequent milestone payments in the aggregate amount of $147 million, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product. Through December 31, 2002, we have recognized an aggregate of $1,587,000 in revenue from our GSK development activities and $712,000 from the sale of bulk PTH under a separate supply agreement with GSK. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15 year performance period of the license agreement. Revenue for the year ended December 31, 2002 includes the recognition of $150,000 of previously deferred licensing revenue from GSK. In addition, in January 2003 we received a $1 million milestone payment from GSK in acknowledgment of the performance demonstrated by our oral PTH formulation in animal studies. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement
(i) any time after one year from the effective date due to safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations, or (ii) if we fail to fulfill certain obligations by a date certain, which obligations require the cooperation of third parties.

     In November 2002, we signed a $10 million exclusive U.S. licensing agreement with USL to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3 million from USL and will be eligible to receive milestone payments and royalty payments on product sales. We will be responsible for manufacturing the product and will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19 year performance period of the license agreement. Revenue for the year ended December 31, 2002 includes the recognition of $13,000 of licensing revenue from USL. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

     Our future ability to generate cash from operations will depend in the short-term primarily upon the achievement of milestones in the GSK and USL agreements, GSK-reimbursed development activities and through the sale of PTH to GSK and, in the long-term by receiving royalties from the sale of our licensed products. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other oral peptides. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products.

     As a result of the termination of the Pfizer agreement, we no longer have restrictions on selling bulk calcitonin. During 2002, we sold a total of $53,000 of bulk calcitonin. We also have the right to license the use of our technologies for oral and injectable formulations of calcitonin on a worldwide basis and for nasal calcitonin outside the U.S. We have licensed distributors in the United Kingdom, Ireland and Israel for our injectable product. However, these distribution agreements have not produced significant revenues. In June 2000, we entered into a joint venture agreement in China with SPG to manufacture and market our injectable and nasal calcitonin products. We are actively seeking other licensing and/or supply agreements with pharmaceutical companies for our oral, injectable and nasal calcitonin products and for other pharmaceutical products that can be manufactured and/or delivered using our patented technologies. However, we may not be successful in our efforts to enter into any additional revenue generating agreements.

     We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of various forms of calcitonin products for the treatment of osteoporosis, including nasal and oral calcitonin, and, beginning in 2001, PTH for the treatment of osteoporosis. In general, we seek to develop the basic product and then license the product to an established pharmaceutical company to complete the development, clinical trials and regulatory process. As a result, we will not control the nature, timing or cost of bringing our products to market. Prior to 2002, we did not track costs on a per project basis, and therefore were unable to allocate our total research and development costs to our various products. Each of these products is in various stages of completion. For nasal calcitonin, we filed an Investigational New Drug Application with the FDA in February 2000 and successfully completed human studies using our product. A license agreement was signed in November 2002 with USL and an NDA was filed with the FDA on March 5, 2003. Contingent upon receipt of FDA approval, USL will market nasal calcitonin in the U.S. and we believe that this product could be on the market as soon as 2004. It is also possible that another NDA holder could challenge our NDA and delay our marketing efforts. For oral calcitonin, Pfizer terminated its license agreement with us in March 2001 and as a result we will require a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. We expect that the costs of these trials would be borne by our future licensee due to our limited financial resources. Because multiple clinical trials are still necessary for our oral calcitonin product, the product launch would take at least several years. PTH is in very early stages of development and it is too early to speculate on the probability or timing of a marketable product using our PTH. A license agreement for the product was signed with GSK in April, 2002. Due to our limited financial resources, the delay in achieving milestones in our existing GSK and USL agreements, or in signing new license or distribution agreements for our products, or the delay in obtaining regulatory approvals for our products would have an adverse effect on our operations and our cash flow.

     We have a number of future payment obligations under various agreements. They are summarized at December 31, 2002, as follows:

        Contractual Obligations             Total         2003       2004        2005       2006    2007
---------------------------------------   ----------   ----------   -------   ---------   -------   ----
Chinese joint ventures (SPG & Qingdao)     1,057,500       60,000   427,500      60,000   510,000    --
Tail Wind Note                               985,662           --        --     985,662
Short-term notes payable - stockholders    9,503,323    9,503,323        --          --        --    --
Long-term notes payable - stockholders     1,870,000    1,870,000        --          --        --    --
Capital leases                                13,307       13,307        --          --        --    --
Operating leases                             298,989      227,010    39,676      21,472    10,831    --
Executive compensation                       335,000      335,000        --          --        --    --

Other note payable                           800,000      800,000        --          --        --    --
Accrued interest                           3,290,767    3,247,932        --      42,835        --    --

                                          ----------   ----------   -------   ---------   -------   ---
   Total Contractual Obligations          18,154,548   16,056,572   467,176   1,109,969   520,831    --
                                          ----------   ----------   -------   ---------   -------   ---

     We maintain our peptide production facility on leased premises in Boonton, New Jersey. We began production under cGMP guidelines at this facility in 1996. The current lease expires in 2004. We have two consecutive ten-year renewal options under the lease, as well as an option to purchase the facility. During 2002, we invested approximately $200,000 in fixed assets and leasehold improvements. Currently, we have no material commitments outstanding for capital expenditures relating to our office and laboratory facility in Fairfield, New Jersey. We have capital commitments relating to the Boonton facility in the approximate amount of $500,000 in order to expand our fill line in anticipation of the launch of our nasal calcitonin product.

     Under the terms of the joint venture in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA which is expected in 2004 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits. As of December 31, 2002, we contributed $37,500 to the joint venture. At December 31, 2002, our investment in the joint venture is $32,970. This represents our $37,500 contribution reduced by $4,530 which is our 45% share of the joint venture's 2002 loss. The joint venture began operations in March 2002.

     In addition, we are obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in monthly installment payments of $5,000 (reduced from $25,000) in order to terminate our former joint venture in China, of which $195,000 is remaining as of December 31, 2002. We recognized the entire $350,000 obligation as an expense in 2000. As of December 31, 2001, the Company had $265,000 remaining under this obligation.

     In June 1998, we completed a private placement of $4,000,000 in principal amount of 5% convertible debentures to Tail Wind from which we realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of our common stock. The interest on the debentures, at our option, was payable in shares of common stock. Upon conversion, Tail Wind was also entitled to receive warrants to purchase a number of shares of common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of common stock that we were obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, was limited to 3,852,500 shares. After this share limit was reached, we became obligated to redeem all 5% debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In 1999, $2,000,000 of principle of the notes was converted into common stock. In December 1999, we were unable to convert $200,000 in principal of the 5% debentures tendered for conversion because the conversion would have exceeded the share limit. As a result, we accrued, as of December 31, 1999, an amount equal to $400,000 representing the 20% premium on the outstanding $2,000,000 held by Tail Wind in principal amount of 5% debentures that had not been converted. As of December 31, 2001, all of the $2,000,000 in principal amount of 5% debentures were tendered for conversion and therefore were classified as a current liability in the amount of $2,400,000. Through December 31, 2002, we issued a total of 3,703,362 shares of common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, we issued an additional 103,032 shares of common stock in 2000 upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

     On January 5, 2000, we failed to make the required semi-annual interest payment on the outstanding 5% debentures. As a result, the interest rate on the outstanding 5% debentures increased to 20% per year. The semi-annual interest payments due July 5, 2000, January 5, 2001, July 5, 2001 and January 5, 2002 also were not made. In addition, due to the delisting of our common stock from the Nasdaq National Market in October 1999, we became obligated under a separate agreement to pay Tail Wind an amount equal to 2% of the outstanding principal amount of the debentures per month. We had not made any of these payments, but had accrued the amounts as additional interest expense.

     Because of our failure to make cash payments to the holder of the debentures, an event of default occurred. As a result, Tail Wind filed a demand for arbitration against us in July 2000. On April 9, 2002, we entered into a settlement with Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to us the $2 million in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind's purchase of the convertible debentures, including all issues raised in the arbitration, which were approximately $4.5 million including accrued interest and penalties in the approximate amount of $2.5 million. In exchange, we issued to Tail Wind a $1 million promissory note secured by our Fairfield, New Jersey building and equipment and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. The shares were valued at $1.1 million in the aggregate, based on our closing stock price on April 9, 2002. We therefore recognized a gain for accounting purposes of approximately $2.4 million on the extinguishment of debt and related interest. We deposited the two million shares of common stock with an escrow agent and filed a registration statement covering the resale of the shares with the SEC. The escrow agent released the shares to Tail Wind over the course of May 2002 through October 2002.

     To satisfy our short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to us. During 2002, Jay Levy made demand loans to us in the aggregate principal amount of $700,000. We repaid $180,000 in loans to Jay Levy in May 2002, and repaid an additional $100,000 in loans in January 2003. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $564,000, and total interest expense on all Levy loans was approximately $1,240,000 for 2002. As of December 31, 2002, total accrued interest on all Levy loans was approximately $3,248,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $11,373,323 and consist of:

..    Loans from Jay Levy in the aggregate principal amount of $3,285,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (10.75% at December 31, 2002 and 11% at December 31, 2001) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at December 31, 2002 was approximately $1,624,000.

..    Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at December 31, 2002 was approximately $661,000.

..    Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of
     $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (5.75% at December 31, 2002 and 6% at December 31, 2001) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at December 31, 2002 was approximately $495,000.

..    Loans from Warren Levy in the aggregate principal amount of $260,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (10.75% at December 31, 2002 and 11% at December 31, 2001) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (5.75% at December 31, 2002 and 6% at December 31,
     2001) and is classified as short-term debt. These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at December 31, 2002 was approximately $236,000.

..    Loans from Ronald Levy in the aggregate principal amount of $248,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (10.75% at December 31, 2002 and 11% at December 31, 2001) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (5.75% at December 31, 2002 and 6% at December 31, 2001) and is classified as short-term debt. These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at December 31, 2002 was approximately $232,000.

     Under the agreement with Fusion Capital, we have the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day during the term of the agreement $43,750 of our common stock up to an aggregate of $21,000,000. See Note 8 to our financial statements. The Board of Directors has authorized the sale to Fusion of up to 21,000,000 shares of Unigene common stock. From May 18, 2001 through December 31, 2002, we have received $4,676,881 through the sale of 12,654,462 shares to Fusion, before cash expenses of approximately $533,000. Our sales of common stock to Fusion have been below the maximum level due to the share price and trading volume of our common stock. Our ability to realize additional funds will also depend on our continuing compliance with the Fusion agreement. However, we only have 8,345,538 shares available to be issued under our current registration statement. In addition, our agreement with Fusion terminates in May 2003, unless we decide to extend it for an additional six months.

     The extent to which we intend to utilize Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through achieving milestones and generating sales through our existing agreements, or through entering into new licensing agreements or the sale of bulk calcitonin, both of which we are actively exploring. If we are unable to achieve milestones or sales under our existing agreements or enter into a new significant revenue generating license or other arrangement in the near term, we would need either to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of our oral or nasal calcitonin products, our oral PTH product or another peptide product in the U.S. and abroad. However, it is uncertain whether or not any of our products will be approved or will be commercially successful. In addition, the commercialization of an oral peptide product may require us to incur additional capital expenditures to expand or upgrade our manufacturing operations. We cannot determine either the cost or the timing of such capital expenditures at this time.

     As of December 31, 2002, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $79,000,000, expiring from 2003 through 2021, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. In addition, as of December 31, 2002, we have research and development credits in the approximate amount of

$3,000,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2003 through 2021. We have New Jersey operating loss carryforwards in the approximate amount of $25,600,000, expiring from 2005 through 2008, which are available to reduce future earnings, which would otherwise be subject to state income tax. As of December 31, 2002, all of these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We have sold tax benefits and realized a total of $755,000 in 2002.

     We follow Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Given our past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS No. 109 were fully reserved. As of December 31, 2002 and 2001 under SFAS No. 109, we had deferred tax assets of approximately $34,000,000 and $34,000,000, respectively, subject to valuation allowances of $34,000,000 and $34,000,000, respectively. The deferred tax assets are primarily a result of our net operating losses and tax credits.

Recently Issued Accounting Pronouncements.

     We adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. There was no impact of the adoption of SFAS No. 142 on the financial statements because we have never entered into a purchase business combination and have no goodwill or indefinite life intangible assets.

     We adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets, exclusive of goodwill and indefinite life intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future discounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future discounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 for long-lived assets did not result in an impairment charge based upon our expected future cash flows. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, the application will depend on future actions initiated by management. As a result, we cannot determine the potential effects that adoption of SFAS No. 144 will have on our financial statements with respect to future decisions, if any.

     In April 2002, the Financial Accounting Standards Board (FASB) adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. We adopted SFAS No. 145 effective as of December 31, 2002 and for the year then ended. As a result, the gain on early extinguishment of debt recognized in 2002 is classified in the income from operations portion of the statement of operations.

     In July 2002, the FASB Issued Statement 146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We believe that this new standard will not have a material effect on our results of operations or financial condition.

     In December 2002, the FASB issued Statement 148, "Accounting for Stock Based Compensation - Transition and Disclosure." This Statement amends FASB Statement No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Under the provisions of Statement 123 that remain unaffected by Statement 148, companies may either recognize expenses on a fair value based method in the income statement or disclose the pro forma effects of that method in the footnotes to the financial statements. We adopted the disclosure requirement provisions of this statement. There was no significant impact on the financial statements upon adoption.

     In November 2002, the EITF reached a consensus on Issue 00-21 ("EITF 00-21"), "Multiple-Deliverable Revenue Arrangements." EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." We are assessing, but at this point do not believe the adoption of EITF 00-21 will have a material impact on our financial position, cash flows or results of operations.

     In November 2002, FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. FIN No. 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. We previously did not record a liability when guaranteeing obligations unless it became probable that we would have to perform under the guarantee. FIN No. 45 applies prospectively to guarantees we issue or modify subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. We have historically issued guarantees only on a limited basis and do not anticipate FIN No. 45 will have a material effect on our 2003 financial statements. Disclosures required by FIN No. 45 are included in the accompanying financial statements.

     In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" or "VIEs" and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a variable interest entity or will hold a significant variable interest in a variable interest entity. We do not believe that we have any interests that would change our current reporting entity or require additional disclosures outlined in FIN 46.

Related Parties.

     One of our directors is a partner in a law firm that we have engaged for legal services. In 2002, we incurred an aggregate of $472,000 in legal fees with this firm. In addition, one of our directors serves as our Research Director, receiving $73,500 in annual compensation. Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. As of December 31, 2002, total accrued interest on all Levy loans was approximately $3,248,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $11,373,323, of which approximately $5,663,000 are in default. For a further discussion, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of business, we are exposed to fluctuations in interest rates due to the use of debt as a component of the funding of our operations. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. Beginning in 2001, our interest rate exposure on our notes payable-stockholders has been affected by our failure to make principal and interest payments when due. Our exposure to interest rate fluctuations over the near-term will continue to be affected by these events.

     The information below summarizes our market risks associated with debt obligations as of December 31, 2002. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

     Variable interest rates disclosed represent the rates at December 31, 2002. Given our financial condition described in "Liquidity and Capital Resources" it is not practicable to estimate the fair value of our debt instruments.

                                                     Year of Maturity
                                            ----------------------------------
                                Carrying
                                 Amount       2002      2003   2004     2005
                               ----------   ---------   ----   ----   --------

Notes payable - stockholders   $3,793,323   3,793,323    --     --          --
Variable interest rate (1)                      10.75%   --     --          --
Notes payable - stockholders   $5,710,000   5,710,000    --     --          --
Variable interest rate                           5.75%   --     --          --
Notes payable - stockholders   $1,870,000   1,870,000    --     --          --
Fixed interest rate (2)                            11%          --          --
Tail Wind note                 $  985,662          --    --     --    $985,662
Fixed interest rate - 6%

(1) Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the variable interest rate on these notes has increased from the Merrill Lynch Margin Loan Rate plus .25% to the Merrill Lynch Margin Loan Rate plus 5.25%.

(2) Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the fixed interest rate on these notes has increased from 6% to 11%.

Item 8. Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Independent Auditors' Report..................................................34
BALANCE SHEETS -- December 31, 2002 and 2001..................................36
STATEMENTS OF OPERATIONS --
   Years Ended December 31, 2002, 2001 and 2000...............................37
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) --
   Years Ended December 31, 2002, 2001 and 2000...............................38
STATEMENTS OF CASH FLOWS --
   Years Ended December 31, 2002, 2001 and 2000...............................40
NOTES TO FINANCIAL STATEMENTS --
   Years Ended December 31, 2002, 2001 and 2000...............................41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Unigene Laboratories, Inc.

We have audited the accompanying balance sheet of Unigene Laboratories, Inc. (the "Company") as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements the Company has stockholder demand loans in default at December 31, 2002. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

GRANT THORNTON LLP

Edison, New Jersey
February 25, 2003

                          Independent Auditors' Report

The Stockholders and Board of Directors
Unigene Laboratories, Inc.:

We have audited the accompanying balance sheet of Unigene Laboratories, Inc. as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of Unigene's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 2001 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


                                  /s/ KPMG LLP

Short Hills, New Jersey
March 29, 2002, except as
to the third paragraph of
note 7, which is as of
April 9, 2002

                           UNIGENE LABORATORIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 and 2001

                                                                  2002           2001
                                                              ------------   ------------
ASSETS

Current assets:
   Cash and cash equivalents                                  $  2,224,198   $    405,040
   Accounts receivable                                             118,092             --
   Prepaid expenses                                                122,742         72,701
   Inventory                                                       264,830        283,328
                                                              ------------   ------------
      Total current assets                                       2,729,862        761,069
Property, plant and equipment - net                              2,766,274      4,109,312
Patents and other intangibles, net                               1,237,657      1,375,062
Investment in joint venture                                         32,970             --
Other assets                                                       297,067        373,811
                                                              ------------   ------------
                                                              $  7,063,830   $  6,619,254
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                           $  1,076,041   $  2,177,949
   Accrued interest                                              3,290,767      3,971,463
   Accrued expenses -other                                       1,352,732      2,212,788
   Deferred licensing fees                                         357,895             --
   Notes payable - stockholders                                  9,503,323      8,983,323
   Notes payable - other                                           800,000        800,000
   Current portion - long-term notes payable - stockholders      1,870,000      1,870,000
   5% convertible debentures                                            --      2,400,000
   Current portion - capital lease obligations                      13,307         29,677

                                                              ------------   ------------
      Total current liabilities                                 18,264,065     22,445,200

Deferred licensing fees, excluding current portion               5,478,946             --
Note payable - Tail Wind                                           985,662             --

Capital lease obligations, excluding current portion                    --         14,131
                                                              ------------   ------------
      Total liabilities                                         24,728,673     22,459,331
                                                              ------------   ------------
Commitments and contingencies
Liabilities to be settled in common stock                          300,000             --
Stockholders' equity (deficit):
Common Stock - par value $.01 per share, authorized
   100,000,000 shares, issued 62,651,359 shares in
   2002 and 51,456,715 shares in 2001                              626,514        514,567
Additional paid-in capital                                      75,596,520     71,271,610
Common Stock to be issued                                               --        225,000
Accumulated deficit                                            (94,186,846)   (87,850,223)
Less: Treasury stock, at cost, 7,290 shares                         (1,031)        (1,031)
                                                              ------------   ------------
      Total stockholders' equity (deficit)                     (17,964,843)   (15,840,077)
                                                              ------------   ------------
                                                              $  7,063,830   $  6,619,254
                                                              ============   ============

See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2002, 2001 and 2000

                                                          2002           2001           2000
                                                      ------------   ------------   ------------
Licensing and other revenue                           $  2,657,958   $    864,645   $  3,286,961
                                                      ------------   ------------   ------------

Operating expenses:
   Research and development                              8,135,965      9,121,999     11,484,379
   General and administrative                            3,018,201      2,699,572      3,187,465
                                                      ------------   ------------   ------------
                                                        11,154,166     11,821,571     14,671,844
                                                      ------------   ------------   ------------
Operating loss                                          (8,496,208)   (10,956,926)   (11,384,883)

Other income (expense):
   Gain on the extinguishment of
      debt and related interest                          2,999,772             --             --
   Interest income                                          10,608          7,989         49,130
   Interest expense                                     (1,605,427)    (2,084,008)    (1,198,508)
                                                      ------------   ------------   ------------
Loss before income taxes and cumulative effect of
   accounting change                                    (7,091,255)   (13,032,945)   (12,534,261)
Income tax benefit - sale of New Jersey tax benefits       754,632        560,599      1,064,856
                                                      ------------   ------------   ------------
Loss before cumulative effect of accounting change      (6,336,623)   (12,472,346)   (11,469,405)

Cumulative effect of revenue recognition accounting
   change                                                       --             --     (1,000,000)
                                                      ------------   ------------   ------------

Net loss                                              $ (6,336,623)  $(12,472,346)  $(12,469,405)
                                                      ============   ============   ============

Loss per share - basic and diluted:
   Loss before cumulative effect of accounting
   change                                             $       (.11)  $       (.26)  $       (.26)
   Cumulative effect of accounting change                       --             --           (.02)
                                                      ------------   ------------   ------------

   Net loss per share                                 $       (.11)  $       (.26)  $       (.28)
                                                      ============   ============   ============

Weighted average number of shares outstanding -
   basic and diluted                                    57,876,804     47,482,705     44,008,154
                                                      ============   ============   ============

See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 2002, 2001, and 2000

                              Common Stock                       Common       Deferred      Deferred
                        ----------------------    Additional      Stock        Stock         Stock
                         Number of                 Paid-in        to be       Option        Offering    Accumulated   Treasury
                          Shares     Par Value     Capital       Issued     Compensation     Costs        Deficit      Stock
                        ----------   ---------   ------------  -----------  ------------   ---------   ------------   --------
Balance, January 1,
   2000                 43,088,184    $430,882    $67,207,604  $        --          --     $      --   $(62,908,472)   $(1,031)

Exercise of warrants     1,118,071      11,181      1,317,087           --          --            --             --         --

Exercise of stock
   options                 235,600       2,356        298,177           --          --            --             --         --

Grant and recognition
   of stock option
   compensation                 --          --        683,733           --    (284,948)           --             --         --

Deferred stock
   offering costs               --          --        327,000           --          --      (327,000)            --         --

Issuance of warrants
   as compensation              --          --        220,109           --          --            --             --         --

Net loss                        --          --             --           --          --            --    (12,469,405)        --
                        ----------    --------    -----------  -----------   ---------     ---------   ------------    -------

Balance, December 31,
   2000                 44,441,855     444,419     70,053,710           --    (284,948)     (327,000)   (75,377,877)    (1,031)

Sale of common stock
   to Fusion at $.23
   to $.47 per share
   (net of cash
   issuance costs of
   $292,000)             5,012,485      50,125      1,211,427           --          --       327,000             --         --

Issuance of common
   stock as a
   commitment fee to
   Fusion                2,000,000      20,000        (20,000)          --          --            --             --         --

Grant and recognition
   of stock option
   compensation                 --          --         25,000           --     284,948            --             --         --

Common stock to be
   issued                       --          --             --      225,000          --            --             --         --

Exercise of stock
   options                   2,375          23          1,473           --          --            --             --         --

Net loss                        --          --             --           --          --            --    (12,472,346)        --
                        ----------    --------    -----------  -----------   ---------     ---------   ------------    -------

Balance, December 31,
   2001                 51,456,715     514,567     71,271,610      225,000          --            --    (87,850,223)    (1,031)

                           Total
                       ------------
Balance, January 1,
   2000                $  4,728,983

Exercise of warrants      1,328,268

Exercise of stock
   options                  300,533

Grant and recognition
   of stock option
   compensation             398,785

Deferred stock
   offering costs                --

Issuance of warrants
   as compensation          220,109

Net loss                (12,469,405)
                       ------------

Balance, December 31,
   2000                  (5,492,727)

Sale of common stock
   to Fusion at $.23
   to $.47 per share
   (net of cash
   issuance costs of
   $292,000)              1,588,552

Issuance of common
   stock as a
   commitment fee to
   Fusion                        --

Grant and recognition
   of stock option
   compensation             309,948

Common stock to be
   issued                   225,000

Exercise of stock
   options                    1,496

Net loss                (12,472,346)
                       ------------

Balance, December 31,
   2001                 (15,840,077)

                           UNIGENE LABORATORIES, INC.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - Continued
                  Years Ended December 31, 2002, 2001, and 2000

                              Common Stock
                         ----------------------                   Common
                                                   Additional      Stock
                         Number of                   Paid-in       to be      Accumulated    Treasury
                           Shares     Par Value      Capital      Issued         Deficit      Stock         Total
                         ----------   ---------   -----------   -----------   ------------   --------   ------------
Balance, December 31,
   2001                  51,456,715    514,567     71,271,610       225,000    (87,850,223)   (1,031)    (15,840,077)

Sale of common stock
   to Fusion at $.22
   to $.59 per share
   (net of cash
   issuance costs of
   $240,000)              7,641,977     76,420      2,479,186            --             --        --       2,555,606

Issuance of common
   stock to Tail Wind     2,000,000     20,000      1,120,000            --             --        --       1,140,000

Issuance of common
   stock to vendors         993,224      9,933        407,663            --             --        --         417,596

Grant and recognition
   of stock option
   compensation                  --         --         97,944            --             --        --          97,944

Common stock issued in
   2002 as subscribed
   in 2001                  557,643      5,576        219,424      (225,000)            --        --              --

Exercise of stock
   options                    1,800         18            693            --             --        --             711

Net loss                         --         --             --            --     (6,336,623)       --      (6,336,623)
                         ----------   --------    -----------   -----------   ------------   -------    ------------
Balance, December 31,
   2002                  62,651,359   $626,514    $75,596,520   $        --   $(94,186,846)  $(1,031)   $(17,964,843)
                         ==========   ========    ===========   ===========   ============   =======    ============

See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2002, 2001 and 2000

                                                                    2002            2001          2000
                                                                  -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................   $(6,336,623)  $(12,472,346)  $(12,469,405)
Adjustments to reconcile net loss to net cash
   used by operating activities:
Non-cash cumulative effect adjustment .........................            --             --      1,000,000
Increase (decrease) in deferred revenue .......................     5,836,841       (200,000)      (800,000)
Non-cash compensation .........................................        97,944        534,948        618,894
Depreciation and amortization .................................     1,717,339      1,647,510      1,617,957

Gain on payment of 5% debentures and interest and trade
   payables through the issuance of common stock ..............    (2,999,772)            --             --
Changes in operating assets and liabilities
Decrease in other assets ......................................         4,530         42,313         42,312
(Increase) decrease in accounts receivables ...................      (118,092)       165,671      3,360,558
(Increase) decrease in prepaid expenses and inventory .........       (31,543)       188,884        532,848
Increase (decrease) in accounts payable and accrued
   expenses-other .............................................     1,195,404      1,004,820      1,421,761
Increase (decrease) in accrued interest .......................      (680,696)     1,966,547      1,293,325
                                                                  -----------   ------------   ------------
Net cash used for operating activities                             (1,314,668)    (7,121,653)    (3,381,750)
                                                                  -----------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture ...................................       (37,500)            --             --
Construction of leasehold and building improvements ...........       (49,800)        (2,169)      (235,764)
Purchase of furniture and equipment ...........................      (167,764)       (17,556)      (283,589)
Increase in patents and other intangibles .....................       (19,332)      (139,346)       (66,795)
(Increase) decrease in other assets ...........................        76,744         30,770         (2,594)
                                                                  -----------   ------------   ------------
Net cash used in investing activities .........................      (197,652)      (128,301)      (588,742)
                                                                  -----------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, net ..............................     2,555,606      1,588,552             --
Proceeds from issuance of short-term stockholder notes ........       700,000      6,110,000      1,733,323
Liabilities to be settled in common stock .....................       300,000             --             --
Repayment of stockholder notes ................................      (180,000)            --             --
Repayment of capital lease obligations ........................       (30,501)       (62,162)       (57,153)
Repayment of note payable - Tail Wind .........................       (14,338)            --             --
Proceeds from exercise of stock options and warrants ..........           711          1,496      1,628,801
                                                                  -----------   ------------   ------------
Net cash provided by financing activities .....................     3,331,478      7,637,886      3,304,971
                                                                  -----------   ------------   ------------
Net increase (decrease) in cash and cash equivalents ..........     1,819,158        387,932       (665,521)
Cash and cash equivalents at beginning of period ..............       405,040         17,108        682,629
                                                                  -----------   ------------   ------------
Cash and cash equivalents at end of period ....................   $ 2,224,198   $    405,040   $     17,108
                                                                  ===========   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of note payable in settlement of 5% convertible
   debentures .................................................   $ 1,000,000             --             --
                                                                  ===========   ============   ============
Issuance of common stock in payment of 5% convertible
   debentures--Tail Wind and accounts payable and accrued
   expenses ...................................................   $ 1,557,595             --             --
                                                                  ===========   ============   ============
Cash paid for interest ........................................   $    25,000   $     58,500   $     39,800
                                                                  ===========   ============   ============

See accompanying notes to financial statements.

                           UNIGENE LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.   Description of Business

Unigene Laboratories, Inc. ("Unigene"), a biopharmaceutical company, was incorporated in the State of Delaware in 1980. Our single business segment focuses on research, production and delivery of peptides for medical use. We have concentrated most of our efforts to date on one peptide - calcitonin, for the treatment of osteoporosis and other indications. Our initial products will be injectable, nasal and oral formulations of calcitonin. We are also developing other peptide products including parathyroid hormone, or PTH, for osteoporosis. Our peptide products require clinical trials and/or approvals from regulatory agencies as well as acceptance in the marketplace. Our injectable calcitonin product has been approved for marketing in all 15-member states of the European Union as well as Switzerland. Through December 31, 2002, sales of injectable calcitonin have not been significant. Although we believe our patents and patent applications are valid, the invalidation of our patents or the failure of certain of our pending patent applications to issue as patents could have a material adverse effect upon our business. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do. During 2002, Unigene signed license agreements with GlaxoSmithKline, or GSK, for oral PTH and with Upsher-Smith Laboratories, Inc., or USL, for nasal calcitonin. During 2002, most of our revenue was generated from one customer, GSK (see Note 18).

2.   Liquidity

We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GSK or USL agreements and through the sale of PTH to GSK. However, if we are unable to achieve these milestones, or are unable to achieve the milestones on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at December 31, 2002, had an accumulated deficit of approximately $94,000,000 and a working capital deficiency of approximately $15,500,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $10 to 11 million per year. In addition, we have principal and interest obligations under the Tail Wind note and our outstanding notes payable to the Levys (our executive officers), as well as obligations relating to our current and former joint ventures in China. As discussed in Note 4 to the financial statements the Company has stockholder demand loans in default at December 31, 2002. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we completed a licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2 million up-front licensing fee payment and a $1 million licensing-related milestone payment to us and could make subsequent milestone payments in the aggregate amount of $147 million, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, once commercialized. Through December 31, 2002, we had recognized an aggregate of $1,587,000 in revenue for our GSK development activities and $712,000 from the sale of bulk PTH under a separate supply agreement.

In November 2002, we signed a $10 million exclusive U.S. licensing agreement with USL to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3 million from USL and will be eligible to receive milestone payments up to $7 million and royalty payments on product sales. We will be responsible for manufacturing the product and will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide.

Our future ability to generate cash from operations will depend primarily upon the achievement of milestones in the GSK and USL agreements and through the sale of PTH to GSK in the short-term and, in the long-term by receiving royalties from the sale of our licensed products. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other oral peptides. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products.

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

Segment Information - We are managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. We do not operate separate lines of business or separate business entities with respect to any of our product candidates. Accordingly, we do not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Cash Equivalents - We consider all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable - We our estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. Consequently, an adverse change in those conditions could affect our estimate.

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

Patents and Other Intangibles - Patent costs are deferred pending the outcome of patent applications. Successful patent costs are amortized using the straight-line method over the lives of the patents. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. As of December 31, 2002, nine of our patents had issued in the U.S. and eighteen had issued in various foreign countries. Various other applications are still pending. Other intangibles are recorded at cost and are amortized over their estimated useful lives. Accumulated amortization on patents and other intangibles is $396,000 and $239,000 at December 31, 2002 and 2001, respectively.

Recently Adopted Principles

We adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. There was no impact of the adoption of SFAS No. 142 on the financial statements because we have never entered into a purchase business combination and have no goodwill or indefinite life intangible assets.

We adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets, exclusive of goodwill and indefinite life intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future discounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future discounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not result in an impairment charge based upon our expected future cash flows. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, the application will depend on future actions initiated by management. As a result, we cannot determine the potential effects that adoption of SFAS No. 144 will have on our financial statements with respect to future decisions, if any.

In April 2002, the Financial Accounting Standards Board ("FASB") adopted SFAS 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company has adopted SFAS No. 145 effective as of December 31, 2002 and for the year then ended. As a result, the gain on early extinguishment of debt recognized in 2002 is classified in the income from operations portion of the statement of operations.

In July 2002, the FASB Issued Statement 146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We believe that this new standard will not have a material effect on our results of operations or financial condition.

In December 2002, the FASB issued Statement 148, "Accounting for Stock Based Compensation - Transition and Disclosure." This Statement amends FASB Statement No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Under the provisions of Statement 123 that remain unaffected by Statement 148, companies may either recognize expenses on a fair value based method in the income statement or disclose the pro forma effects of that method in the footnotes to the financial statements. We adopted the disclosure requirement provisions of this statement. There was no significant impact on the financial statements upon adoption. We expect to continue to follow the provisions of APB Opinion No. 25.

In November 2002, the EITF reached a consensus on Issue 00-21 ("EITF 00-21"), "Multiple-Deliverable Revenue Arrangements." EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." We are assessing, but at this point do not believe the adoption of EITF 00-21 will have a material impact on our financial position, cash flows or results of operations.

In November 2002, FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. FIN No. 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. We previously did not record a liability when guaranteeing obligations unless it became probable that we would have to perform under the guarantee. FIN No. 45 applies prospectively to guarantees we issue or modify subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. We have historically issued guarantees only on a limited basis and do not anticipate FIN No. 45 will have a material effect on our 2003 financial statements. Disclosures required by FIN No. 45 are included in the accompanying financial statements.

In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" or "VIEs" and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a variable interest entity or will hold a significant variable interest in a variable interest entity. We do not believe that we have any interests that would change our current reporting entity or require additional disclosures outlined in FIN 46.

Others

Fair Value of Financial Instruments - The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. Given our financial condition described in Note 2, it is not practicable to estimate the fair value of our financial instruments at December 31, 2002.

Revenue Recognition - In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Commencing in 2000, non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the life of the agreement. Prior to the implementation of SAB 101, non-refundable license fees received upon execution of license agreements were recognized as revenue immediately. Non-refundable milestone payments that represent the completion of a separate earnings process and a significant step in the research and development process are recognized as revenue when earned. Revenue from the sale of product is recognized upon shipment to the customer. Revenue from grants is recognized when earned, and when we have no continuing commitments.

SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. We were required to adopt SAB 101, as amended, in the fourth quarter of 2000 with an effective date of January 1, 2000, and the recognition of a cumulative effect adjustment calculated as of January 1, 2000. We adopted SAB 101 in 2000, changing our revenue recognition policy for up-front licensing fees that require services to be performed in the future from immediate revenue recognition to deferral of revenue with the up-front fee recognized over the life of the agreement. In 1997, we recognized $3,000,000 in revenue from an up-front licensing fee from Pfizer. With the adoption of SAB 101, we recognized this revenue over a 45-month period, equivalent to the term of our oral calcitonin agreement with Pfizer.

When this agreement was terminated in March 2001 the remaining deferred revenue was recognized. We therefore recognized a non-cash cumulative effect adjustment of $1,000,000 as of January 1, 2000 representing a revenue deferral over the remaining 15 months of the agreement. We recognized $800,000 of revenue in 2000 and $200,000 in revenue in 2001 as a result of this deferral.

Research and Development - Research and development expenses include the costs associated with our internal research and development and research and development conducted for us by third parties. These costs primarily consist of salaries, clinical trials, outside consultants, supplies, and indirect costs. Indirect costs such as depreciation, rent, utilities, insurance, taxes, and maintenance are allocated to research and development based on specific criteria such as square footage utilized. All research and development costs discussed above are expensed as incurred. Third-party expenses reimbursed under research and development contracts, which are not refundable, are recorded as a reduction to research and development expense in the statement of operations.

Stock Options - We account for stock options issued to employees and directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on fixed stock option grants for employees only if the current market price of the underlying stock exceeded the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period; compensation expense on variable stock option grants is estimated until the measurement date. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", we provide pro forma net loss and pro forma loss per share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We account for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows for the years ended December 31, 2002, 2001 and 2000:

                                            2002           2001           2000
                                        -----------    ------------   ------------
Net loss:
   As reported                          $(6,336,623)   $(12,472,346)  $(12,469,405)
   Deduct: Total stock-based
   employee compensation
   expense determined under
   fair value based method
   for all awards                           (28,000)       (780,000)      (175,000)
                                        -----------    ------------   ------------
   Pro forma                             (6,364,623)    (13,252,346)   (12,644,405)
                                        ===========    ============   ============

Basic and diluted net loss per share:
   As reported                          $     (0.11)   $      (0.26)  $      (0.28)
   Pro forma                                  (0.11)          (0.28)         (0.29)
                                        ===========    ============   ============

Income Taxes - Income taxes are accounted for under the asset and liability method with deferred tax assets and liabilities recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.

Net Loss per Share - We compute and present both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock at the beginning of the period being reported on and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 2002, 2001 and 2000 because our convertible debentures, stock options and warrants were not included in the calculation since the inclusion of such potential shares (approximately 5,585,000, 4,500,000 and

3,200,000 potential shares of Common Stock at December 31, 2002, 2001 and 2000 respectively) would be antidilutive.

Reclassifications - Certain reclassifications to prior years' financial statements have been made to conform to the current presentation.

4.   Related Party Transactions

To satisfy our short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member, from time to time have made loans to us. During 2002, Jay Levy made demand loans to us in the aggregate principal amount of $700,000. We repaid $180,000 in loans to Jay Levy in May 2002 and repaid an additional $100,000 in loans in January, 2003. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Pursuant to the loan agreements and because of the defaults, beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $564,000, and total interest expense on all Levy loans was approximately $1,240,000 for 2002 ($1,087,000 for 2001 and $281,000 for 2000). As of December
31, 2002, total accrued interest on all Levy loans was approximately $3,248,000 ($2,008,000 as of December 31, 2001) and the outstanding loans by these individuals to us, classified as short-term debt, totaled $11,373,323, of which approximately $5,663,000 are in default.

Outstanding stockholder loans consist of the following at December 31, 2002 and 2001 (in thousands):

                                                                 2002      2001
                                                               -------   -------
Jay Levy term loans                                            $ 1,870   $ 1,870
Jay Levy demand loans                                            8,985     8,465
Warren Levy demand loans                                           265       265
Ronald Levy demand loans                                           253       253
                                                               -------   -------
                                                               $11,373   $10,853
                                                               =======   =======

..    Loans from Jay Levy in the aggregate principal amount of $3,285,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (10.75% at December 31, 2002 and 11% at December 31, 2001) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at December 31, 2002 was approximately $1,624,000.

..    Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at December 31, 2002 was approximately $661,000.

..    Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of
     $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (5.75% at December 31, 2002 and 6% at December 31, 2001) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at December 31, 2002 was approximately $495,000.

..    Loans from Warren Levy in the aggregate principal amount of $260,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (10.75% at December 31, 2002 and 11% at December 31, 2001) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (5.75% at December 31, 2002 and 6% at December 31,
     2001) and is classified as short-term debt. These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at December 31, 2002 was approximately $236,000.

..    Loans from Ronald Levy in the aggregate principal amount of $248,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (10.75% at December 31, 2002 and 11% at December 31, 2001) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (5.75% at December 31, 2002 and 6% at December 31, 2001) and is classified as short-term debt. These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at December 31, 2002 was approximately $232,000.

     One of our directors is a partner in a law firm that we have engaged for legal services. In 2002, we incurred an aggregate of $472,000 in legal fees with this firm ($11,432 in 2001). In addition, one of our directors serves as our Research Director, receiving $73,500 in annual compensation in both 2002 and 2001.

5.   Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2002 and 2001:

                                                                      Estimated
                                                                     Depreciable
                                             2002         2001         Lives
                                         -----------   -----------   -----------

Building and improvements                $ 1,447,010   $ 1,397,210   25 years
Leasehold improvements                     8,698,020     8,698,020   Lease Term
Manufacturing equipment                    4,086,456     4,009,741   10 years
Laboratory equipment                       2,874,039     2,819,801   5 years
Other equipment                              466,523       466,523   10 years
Office equipment and furniture               382,478       345,667   5 years
Equipment under capital leases               258,517       258,517   Lease Term
                                         -----------   -----------

                                          18,213,043    17,995,479

Less accumulated depreciation and
   amortization                           15,567,936    14,007,334
                                         -----------   -----------

                                           2,645,107     3,988,145
Land                                         121,167       121,167
                                         -----------   -----------

                                         $ 2,766,274   $ 4,109,312
                                         ===========   ===========

Depreciation and amortization expense on property, plant and equipment was $1,561,000, $1,595,000 and $1,576,000 in 2002, 2001 and 2000, respectively.

6.   China Joint Ventures

Current joint venture
---------------------

In June 2000, we entered into a joint venture with Shijiazhuang Pharmaceutical Group, or SPG, a pharmaceutical company in the People's Republic of China. We expect that the joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly other selected Asian markets) for the treatment of osteoporosis. We own 45% of the joint venture and will have a 45% interest in the joint venture profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the joint venture to sell our product in China. The NDA in China is being prepared for injectable and nasal calcitonin products, which is expected to be filed by mid- 2003. Approvals of NDAs in China require approximately 12-18 months. In addition, brief local human trials may be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The joint venture began operations in March 2002; sales of the injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. Therefore, the joint venture's net loss for the period ended December 31, 2002 was immaterial to our overall results of operations.

During 2002, we revisited our analysis as to whether a liability had been incurred relative to our funding requirements under the joint venture, and concluded that neither a liability nor an investment in the joint venture had occurred to date. Accordingly, the obligation to fund the joint venture of $900,000 is considered a contingent obligation, pending reaching the effective date as defined in the joint venture agreement. Further, the presentation of the asset and obligation in the 2001 balance sheet reflects the results of this analysis.

Under the terms of the joint venture in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA which is expected in 2004 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits. As of December 31, 2002, we contributed $37,500 to the joint venture. At December 31, 2002, our investment in the joint venture is $32,970. This represents our $37,500 contribution reduced by $4,530 which is our 45% share of the joint venture's 2002 loss. The joint venture began operations in March 2002.

Former joint venture
--------------------

In addition, we are obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in monthly installment payments of $5,000 (reduced from $25,000) in order to terminate our former joint venture in China, of which $195,000 is remaining as of December 31, 2002. We recognized the entire $350,000 obligation as an expense in 2000. As of December 31, 2001, the Company had $265,000 remaining under this obligation.

7.   Convertible Debentures

In June 1998, we completed a private placement of $4,000,000 in principal amount of 5% convertible debentures to Tail Wind from which we realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of our common stock. The interest on the debentures, at our option, was also payable in shares of common stock. Upon conversion, Tail Wind was also entitled to receive warrants to purchase a number of shares of common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of common stock that we were obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, was limited to 3,852,500 shares. After this share limit was reached, we became obligated to redeem all 5% debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In 1999, $2,000,000 of principle of the notes was converted into common stock. In December 1999, we were unable to convert $200,000 in principal of the 5% debentures tendered for conversion because the conversion would have exceeded the share limit. As a result, we accrued, as of December 31, 1999, an amount equal to $400,000 representing the 20% premium on the outstanding $2,000,000 (held by Tail Wind) in principal amount of 5% debentures that had not been converted. As of December 31, 2001, all of the $2,000,000 in principal amount of 5% debentures were tendered for conversion and therefore were classified as a current liability in the amount of $2,400,000. Through December 31, 2002, we issued a total of 3,703,362 shares of common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, we issued an additional 103,032 shares of common stock in 2000 upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

On January 5, 2000, we failed to make the required semi-annual interest payment on the outstanding 5% debentures. As a result, the interest rate on the outstanding 5% debentures increased to 20% per year. The semi-annual interest payments due July 5, 2000, January 5, 2001, July 5, 2001 and January 5, 2002 also were not made. In addition, due to the delisting of our common stock from the Nasdaq National Market in October 1999, we became obligated under a separate agreement to pay the holder of the 5% debentures an amount equal to 2% of the outstanding principal amount of the debentures per month. We had not made any of these payments, but had accrued the amounts as additional interest expense.

Because of our failure to make cash payments to the holder of the debentures, an event of default occurred. As a result, the holder filed a demand for arbitration against us in July 2000. On April 9, 2002, we entered into a settlement with Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to us the $2 million in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind's purchase of the convertible debentures, including all issues raised in the arbitration, which were approximately $4.5 million including accrued interest and penalties in the approximate amount of $2.5 million. In exchange, we issued to Tail Wind a $1 million promissory note secured by our Fairfield, New Jersey building and equipment and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. The shares were valued at $1.1 million in the aggregate, based on our closing stock price on April 9, 2002. We therefore recognized a gain for accounting purposes of approximately $2.4 million on the extinguishment of debt and related interest. We deposited the two million shares of common stock with an escrow agent and filed a registration statement covering the resale of the shares with the SEC.

The escrow agent released the shares to Tail Wind over the course of May 2002 through October 2002.

8.   Fusion Capital Financing

     On May 9, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, (Fusion) under which Fusion agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $43,750 of our common stock up to an aggregate of $21,000,000. Fusion is committed to purchase the shares through May 2003, if not extended by us for six months. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $4.00 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $43,750, providing that the closing sale price of our stock remains at least $4.00. Fusion is not obligated to purchase any shares of our common stock if the purchase price is less than $0.25 per share. Under the agreement with Fusion, we must satisfy requirements that are a condition to Fusion's obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion, no default on, or acceleration prior to maturity of, any of our payment obligations in excess of $1,000,000, no insolvency or bankruptcy on our part, continued listing of Unigene common stock on the OTC Bulletin Board, and we must avoid the failure to meet the maintenance requirements for listing on the OTC Bulletin Board for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period. The sales price per share to Fusion is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest five closing sale prices of our common stock, during the 15 trading days prior to the date of purchase by Fusion. Fusion has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. As compensation for its commitment, we issued to Fusion as of March 30, 2001 2,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share which was charged to additional paid-in-capital. Fusion has agreed not to sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant until the earlier of May 2003, or the termination or a default under the common stock purchase agreement. In addition to the compensation shares, the Board of Directors has authorized the issuance and sale to Fusion of up to 21,000,000 shares of Unigene common stock. From May 18, 2001 through December 31, 2002, we have received $4,676,881 through the sale of 12,654,462 shares of common stock to Fusion, before cash expenses of approximately $533,000.

In December 2000, we issued a five-year warrant to purchase 373,002 shares of Unigene common stock to our investment banker as a fee in connection with the Fusion financing agreement. The warrant has an exercise price of $1.126 and a fair value of $327,000 using the Black-Scholes pricing model, which was recognized upon the first Fusion purchase, which occurred in 2001.

9. Inventory - Inventories consist of the following as of December 31, 2002 and 2001:

                                                               2002       2001
                                                             --------   --------
Finished goods                                               $     --   $100,000

Raw material                                                  264,830    183,328
                                                             --------   --------

Total                                                        $264,830   $283,328
                                                             ========   ========

10.  Accrued expenses


Accrued interest consists of the following as of
 December 31, 2002 and 2001:                                2002         2001
                                                         ----------   ----------

Interest - notes payable to stockholders (Note 4)        $3,247,932   $2,008,273

Interest - note payable to Tail Wind (Note 7)                42,835           --

Interest and penalties on 5% convertible debentures
   (Note 7)                                                      --    1,963,190
                                                         ----------   ----------
                                                         $3,290,767   $3,971,463
                                                         ==========   ==========

Accrued expenses - other consists of the following at December 31, 2002 and 2001:

                                                            2002         2001
                                                         ----------   ----------

China joint venture (Note 6)                                195,000      265,000

Clinical trials and contract research                        98,508      991,399

Vacation and other payroll-related expenses                 452,610      480,134

Consultants                                                 384,382      203,656

Other                                                       222,232      272,599
                                                         ----------   ----------

Total                                                    $1,352,732   $2,212,788
                                                         ==========   ==========

11.  Notes Payable - Other

Notes payable - other consists of two notes to a vendor aggregating $800,000. One note for $300,000 is a demand note with a per annum interest rate of 6%. The other is a note for $500,000 which was due December 31, 2001. The per annum interest rate was originally 8%, but increased to 12% on January 1, 2002 when the note was not paid on its due date. No principal or interest payments have been made on these notes.

12.  Obligations Under Capital Leases

We entered into various lease arrangements during 1999 and 1998 which qualify as capital leases. The future years' minimum lease payments under the capital leases, together with the present value of the net minimum lease payments, as of December 31, 2002 are as follows:

   Total minimum lease payments - 2003                                   $15,319

Less amount representing interest                                          2,012
                                                                         -------

   Present value of net minimum lease payments                            13,307

Less current portion                                                      13,307
                                                                         -------

   Obligations under capital leases, excluding current portion           $    --
                                                                         =======

The interest rates on these leases vary from 12% to 14%.

Following is a summary of property held under capital leases:

                                                             2002        2001
                                                          ---------   ---------

Lab equipment                                             $ 167,410   $ 167,410
Manufacturing equipment                                      61,714      61,714
Office equipment                                             29,393      29,393
                                                          ---------   ---------
                                                            258,517     258,517
Less:  accumulated depreciation                            (200,510)   (157,917)
                                                          ---------   ---------
                                                          $  58,007   $ 100,600
                                                          =========   =========

13.  Obligations Under Operating Leases

We are obligated under a 10-year net-lease, which began in February 1994, for our manufacturing facility located in Boonton, New Jersey. We have two 10-year renewal options as well as an option to purchase the facility. In addition, we lease laboratory, production, and office equipment under various operating leases expiring in 2003 through 2006. Total future minimum rentals under these noncancelable operating leases are as follows:

       2003                   $227,010
       2004                     39,676
       2005                     21,472
       2006                     10,831
2007 and thereafter                 --
                              --------
                              $298,989
                              ========

Total rent expense was approximately $252,000, $236,000, and $259,000 for 2002, 2001, and 2000 respectively.

14.  Stockholders' Equity

As of December 31, 2002, there are warrants outstanding to various consultants and an investment banker, 1,648,002 of which are currently exercisable, to purchase an aggregate of 1,728,002 shares of Common Stock at exercise prices ranging from $.50 to $2.66 per share (warrants to purchase 1,598,002 shares of Common Stock were exercisable at December 31, 2001 at a weighted average exercise price of $.97 per share).

The following summarizes warrant activity for the past three years:

                                                Warrants
                                             Exercisable At   Weighted Average
                                 Warrants      End of Year     Exercise Price
                                ----------   --------------   ----------------

Outstanding January 1, 2000      1,802,159      1,802,159
                                                =========

   Granted                         523,002                          $1.57
   Cancelled                       (10,000)                          1.38
   Exercised                    (1,326,159)                          1.44
                                ----------

Outstanding December 31, 2000      989,002        989,002
                                                =========

   Granted                       1,000,000                          $0.50
   Cancelled                      (391,000)                          2.63
   Exercised                            --                             --
                                ----------

Outstanding December 31, 2001    1,598,002      1,598,002
                                                =========

   Granted                         200,000                          $0.63
   Cancelled                       (70,000)                          3.23
   Exercised                            --                             --

                                ----------
Outstanding December 31, 2002    1,728,002      1,648,002
                                ==========      =========

A summary of warrants outstanding and exercisable as of December 31, 2002 follows:

                          Warrants Outstanding                    Warrants Exercisable
              ---------------------------------------------   ----------------------------
 Range of                   Weighted Ave.
 Exercise        Number     Remaining Life   Weighted Ave.       Number     Weighted Ave.
   Price      Outstanding      (years)       Exercise Price   Exercisable   Exercise Price
-----------   -----------   --------------   --------------   -----------   --------------
$0.50-$0.99    1,200,000          3.4            $0.52         1,120,000         $0.51
$1.00-$1.99      373,002          3.0             1.13           373,002          1.13
$2.00-$2.66      155,000          2.5             2.65           155,000          2.65
               ---------                         -----         ---------         -----
               1,728,002                          0.84         1,648,002          0.85
               =========                         =====         =========         =====

In 1995, two consultants received warrants from us to purchase an aggregate of 112,000 shares of common stock. These warrants were exercised, but we were unable to issue unlegended stock due to the lack of an effective registration statement. As compensation for the delay, we issued additional shares to the holders which we recorded as a non-cash expense of $225,000 in 2001.

Rights Plan

Each share of common stock outstanding has attached one purchase right. Each right entitles the registered holder to purchase 1/10,000th of a share of Common stock for $4.00 per right and will expire on December 30, 2012. Following a merger or certain other transactions, the rights will entitle the holder to purchase common stock of the company that will have a market value of two times the purchase price.

15.  Stock Option Plans

During 1994, our stockholders approved the adoption of the 1994 Employee Stock Option Plan (the "1994 Plan"). All of our employees were eligible to participate in the 1994 Plan, including executive officers and directors who are our employees. The 1994 Plan terminated on June 6, 2000; however, 1,440,965 options previously granted continue to be outstanding, of which 1,427,965 are currently exercisable under that plan as of December 31, 2002.

At our 1999 Annual Meeting, the stockholders approved the adoption of a 1999 Directors Stock Option Plan (the "1999 Plan") under which each person elected to the Board after June 23, 1999 who is not an employee will receive, on the date of his initial election, an option to purchase 21,000 shares of Common Stock. In addition, on May 1st of each year, commencing May 1, 1999, each non-employee director will receive an option to purchase 10,000 shares of Common Stock if he or she has served as a non-employee director for at least six months prior to the May 1st grant. Each option granted under the 1999 Plan will have a ten-year term and the exercise price of each option will be equal to the market price of Unigene's Common Stock on the date of the grant. A total of 350,000 shares of Common Stock are reserved for issuance under the 1999 Plan.

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

In November 1999, the Board granted under the 2000 Plan, to our employees, stock options to purchase an aggregate of 482,000 shares (of which 14,650 shares were subsequently cancelled) of Common Stock at an exercise price of $0.63 per share, the market price on the date of grant. Each of the grants was made subject to stockholder approval of the 2000 Plan. At our June 6, 2000 Annual Meeting, the stockholders approved the 2000 Plan. In accordance with APB Opinion No. 25, the measurement date for valuing the stock options for the purpose of determining compensation expense was June 6, 2000, the date of stockholder approval. The market price of the Common Stock on this date was $2.093 per share. Therefore, an aggregate of $683,733 was charged to compensation expense over the vesting periods of the options, which vested in approximately 50% increments on November 5, 2000 and November 5, 2001. We recognized $398,785 as compensation expense in 2000 and $284,948 as compensation expense in 2001.

The following summarizes activity for options granted to directors and employees:

                                                              Weighted
                                                Options        Average       Weighted
                                            Exercisable At   Grant-date       Average
                                 Options      End of Year    Fair Value   Exercise Price
                                ---------   --------------   ----------   --------------
Outstanding January 1, 2000     2,045,865      1,639,615
                                               =========

   Granted                        571,500                       $1.96          $0.87
   Cancelled                      (64,650)                         --           1.78
   Exercised                     (245,600)                         --           1.28
                                ---------

Outstanding December 31, 2000   2,307,115      1,968,540
                                               =========

   Granted                      1,955,000                       $0.41          $0.44
   Cancelled                     (348,000)                         --           1.82
   Exercised                       (2,375)                         --           0.63
                                ---------

Outstanding December 31, 2001   3,911,740      2,118,990
                                               =========

   Granted                         53,000                       $0.53          $0.56
   Cancelled                     (105,700)                         --           1.45
   Exercised                       (1,800)                         --           0.40
                                ---------

Outstanding December 31, 2002   3,857,240      3,195,290
                                =========      =========

The fair value of the stock options granted in 2002, 2001 and 2000 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0%; expected volatility of 116% in 2002, 113% in 2001 and 103% in 2000; a risk-free interest rate of 2.9% in 2002, 4.4% in 2001 and 4.7% in 2000; and expected lives of 5 years.

A summary of options outstanding and exercisable as of December 31, 2002, follows:

                             Options Outstanding                     Options Exercisable
                 --------------------------------------------   ----------------------------
                               Weighted Ave.
   Range of         Number       Remaining      Weighted Ave.     Number       Weighted Ave.
Exercise Price   Outstanding   Life (years)    Exercise Price   Exercisable   Exercise Price
--------------   -----------   -------------   --------------   -----------   --------------
  $.28-.99        2,630,875         8.2             $ .49        1,985,925         $ .51
  1.00-1.99         689,365         4.5              1.81          678,365          1.82
  2.00-4.69         537,000         3.6              2.81          531,000          2.80
                  ---------                                      ---------
                  3,857,240                          1.05        3,195,290          1.17
                  =========                         =====        =========         =====

As of December 31, 2002, options to purchase 248,000 shares and 2,037,000 shares of Common Stock were available for grant under the 1999 and 2000 Plans, respectively.

16.  Income Taxes

As of December 31, 2002, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $79,000,000, expiring from 2003 through 2021, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. In addition, as of December 31, 2002, we have research and development credits in the approximate amount of $3,000,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2003 through 2021.

We have New Jersey operating loss carryforwards in the approximate amount of $25,600,000, expiring from 2005 through 2008, which are available to reduce future earnings, which would otherwise be subject to state income tax. However, 2002's recent law changes do not allow the use of New Jersey net operating losses to offset current taxable income. As of December 31, 2002, all of these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We have sold tax benefits and realized a total of $755,000 in 2002, $561,000 in 2001 and $1,065,000 in 2000.

Given our past history of incurring operating losses, any deferred tax assets that are recognizable were fully reserved. As of December 31, 2002 and 2001, we had deferred tax assets of approximately $34,000,000 and $34,000,000, respectively, subject to valuation allowances of $34,000,000 and $34,000,000, respectively. The deferred tax assets are primarily a result of our net operating losses and tax credits.

17.  Employee Benefit Plan

We maintain a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to an annual maximum for each employee set by the Internal Revenue Service. Our discretionary matching contribution expense for 2002, 2001 and 2000 was approximately $49,000, $43,000 and $48,000, respectively.

18.  Research and Licensing Revenue

In April 2002, we completed a licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2 million up-front licensing fee payment and a $1 million licensing-related milestone payment to us and could make subsequent milestone payments in the aggregate amount of $147 million, subject to the progress of the compound through clinical development and through to the market. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. Revenue for the year ended December 31, 2002 includes the recognition of $150,000 of deferred licensing revenue from GSK. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product. Through December 31, 2002, we have recognized an aggregate of $1,587,000 in revenue for our GSK-reimbursed development activities and $712,000 from the sale of bulk PTH under a separate supply agreement. During 2002, direct and indirect costs associated with this project were approximately $4,119,000.

In November 2002, we signed a $10 million exclusive U.S. licensing agreement with USL to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3 million from USL and will be eligible to receive milestone payments and royalty payments on product sales. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. Revenue for the year ended December 31, 2002 includes the recognition of $13,000 of deferred licensing revenue from USL. We will be responsible for manufacturing the product and will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide. During 2002, direct and indirect costs associated with this project were approximately $1,728,000.

In July 1997, we entered into an agreement under which we granted to the Parke-Davis division of Warner-Lambert Company a worldwide license to use our oral calcitonin technology. In June 2000, Pfizer Inc. acquired Warner-Lambert. During 1997, we received $3 million for an equity investment and $3 million for a licensing fee (see Note 3). Several milestones were achieved during 1998, resulting in milestone revenue of $5 million. In 1999, two pilot human studies for our oral calcitonin formulation were successfully concluded, resulting in milestone revenue totaling $5 million. Also in 1999, Unigene and Pfizer identified an oral calcitonin formulation to be used in the Phase I/II clinical study entitling us to milestone revenue of an additional $4.5 million. During 2000, two milestones were achieved resulting in milestone revenue of $2 million. Patient dosing for this study was completed in

December 2000. Pfizer analyzed the results of this study and terminated the agreement in March 2001 citing scientific and technical reasons.

As a result of the termination, Pfizer was no longer obligated to make additional milestone payments or royalty payments to us (previously achieved milestones had been paid in full prior to December 31, 2000). At the time the agreement was terminated, there were remaining milestone payments in the aggregate amount of $32 million. Of this total, $16 million was related to commencement of clinical trials or regulatory submissions and $16 million was related to regulatory approvals in the U.S. and overseas. While the Company did not track costs on a specific research and development basis, management estimated that our direct and indirect costs were approximately $4 million per year (of which indirect costs represented approximately 33% of the total) related to the Warner-Lambert program, based upon an estimate of research personnel time and a review of batch production records.

Research and development costs primarily consist of personnel costs, supplies, outside consultants and indirect costs and are included in research and development expenses.

19.  Legal Matters

     In July 2000, Reseau de Voyage Sterling, Inc., the plaintiff, filed suit against us in the Supreme Court of the State of New York. We removed this case to the United States District Court for the Southern District of New York. The plaintiff, which purchased from a third party a warrant to purchase one million shares of Unigene common stock, alleges that we breached a verbal agreement with the plaintiff to extend the term of the warrant beyond its expiration date. The plaintiff is seeking damages of not less than $2 million. Following discovery, we moved for summary judgment. On March 30, 2003, the Court accepted the report and recommendation of the magistrate judge and granted our motion for summary judgment. We do not yet know whether the plaintiff will appeal the case. We believe that this suit is completely without merit, and we will continue to vigorously contest the claim.

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial statements.

20.  Selected Quarterly Financial Data (Unaudited)

2002                          1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
----                          -----------   -----------   -----------   -----------
Revenue                       $    79,971   $   556,700   $   826,199   $ 1,195,088
Operating loss                $(2,289,544)  $(2,328,561)  $(1,646,646)  $(2,231,457)
Net loss                      $(2,564,304)  $  (162,364)  $(1,506,068)  $(2,103,887)
Net loss per share, basic
   and diluted                $      (.05)  $        --   $      (.02)  $      (.04)

2001                          1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
----                          -----------   -----------   -----------   -----------
Revenue                       $   273,775   $    88,042   $   267,654   $   235,174
Operating loss                $(2,636,210)  $(2,806,962)  $(2,702,972)  $(2,810,782)
Net loss                      $(3,125,111)  $(3,308,729)  $(3,231,666)  $(2,806,840)
Net loss per share, basic
   and diluted                $      (.07)  $      (.07)  $      (.07)  $      (.05)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this item is included in the section entitled "Proposal 2, Ratification of the Appointment of Independent Auditors" of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 10, 2003 and is hereby incorporated by reference.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to Directors is included in the sections entitled "Election of Directors" of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 10, 2003 and is hereby incorporated by reference. Information concerning the Executive Officers of the Registrant is included in Item I of Part I above, in the section entitled "Executive Officers of the Registrant".

Item 11. Executive Compensation

The information required by this item is included in the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 10, 2003 and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The information required by this item is included in the sections entitled "Security Ownership of Management" and "Equity Compensation Plan Information" of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 10, 2003 and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included in the section entitled "Compensation Committee Interlocks and Insider Participation" of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 10, 2003 and is hereby incorporated by reference.

Item 14. Controls and Procedures

(a) Within 90 days prior to the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

(b) In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)1. Financial Statements

     The Financial Statements and Supplementary Data set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

     (a)2. Financial Statement Schedules

     None.

     (a)3. Exhibits.

     See Index to Exhibits which appears on Pages 59-62.

     (b)Reports on Form 8-K:

     December 23, 2002 (adoption of stockholder rights plan).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNIGENE LABORATORIES, INC.


April 17, 2003                     /s/ Warren P. Levy
                                   ---------------------------------------------
                                   Warren P. Levy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 17, 2003                     /s/ Warren P. Levy
                                   ---------------------------------------------
                                   Warren P. Levy, President, Chief Executive
                                   Officer and Director


April 17, 2003                     /s/ Jay Levy
                                   ---------------------------------------------
                                   Jay Levy, Treasurer, Chief Financial Officer,
                                   Chief Accounting Officer and Director


April 17, 2003                     /s/ Ronald S. Levy
                                   ---------------------------------------------
                                   Ronald S. Levy, Secretary, Executive Vice
                                   President and Director


April 17, 2003                     /s/ Allen Bloom
                                   ---------------------------------------------
                                   Allen Bloom, Director


April 17, 2003                     /s/ J. Thomas August
                                   ---------------------------------------------
                                   J. Thomas August, Director


April 17, 2003                     /s/ Bruce S. Morra
                                   ---------------------------------------------
                                   Bruce S. Morra, Director

                                  CERTIFICATION

I, Warren Levy, certify that:

1. I have reviewed this annual report on Form 10-K of Unigene Laboratories, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 17, 2003                     /s/ Warren P. Levy
                                         ---------------------------------------
                                         Chief Executive Officer

                                  CERTIFICATION

I, Jay Levy, certify that:

1. I have reviewed this annual report on Form 10-K of Unigene Laboratories, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 17, 2003                     /s/ Jay Levy
                                         ---------------------------------------
                                         Chief Financial Officer

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

4.1 Rights Agreement between Unigene Laboratories, Inc. and Registrar and Transfer Company, dated December 20, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated December 11, 2002).

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

10.17 License Agreement, dated as of July 15, 1997, between the Registrant and Warner-Lambert Company (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated July 15, 1997).
          *

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

10.42 License agreement between Unigene Laboratories, Inc. and SmithKline Beecham Corporation dated April 13, 2002 (incorporated by reference to
          Exhibit 10.1 of Registrant's Current Report on Form 8-K, dated April 26, 2002). *

10.43 License and development agreement between Upsher-Smith Laboratories, Inc. and Unigene Laboratories, Inc. dated November 26, 2002 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on form 8-K, dated January 9, 2003). *

10.44 Settlement agreement between The Tail Wind Fund, Ltd. and Unigene Laboratories, Inc., dated April 9, 2002 (incorporated by reference to
          Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

10.45 Director Stock Option Agreement between Allen Bloom and Unigene Laboratories, Inc., dated December 5, 2001.

10.46 Director Stock Option Agreement between J. Thomas August and Unigene Laboratories, Inc., dated December 5, 2001.

10.47 Director Stock Option Agreement between Bruce Morra and Unigene Laboratories, Inc., dated December 5, 2001.

23.1      Consent of Grant Thornton LLP for year 2002.

23.2      Consent of KPMG LLP for years 2001 and 2000.

          * Portions of the exhibit have been omitted pursuant to a request for confidential treatment.