Form 10-Q
period 2003-03-31
UNIGENE LABORATORIES INC
filed 2003-05-15
CIK 352747

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 0-16005

Unigene Laboratories, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2328609 (I.R.S. Employer Identification No.)

110 Little Falls Road, Fairfield, New Jersey (Address of principal executive offices)	07004 (Zip Code)

Registrant’s telephone number, including area code: (973) 882-0860

_____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value— 63,644,069 shares as of May 1, 2003

INDEX

UNIGENE LABORATORIES, INC.

SIGNATURES	24

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

UNIGENE LABORATORIES, INC.
CONDENSED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$684,425	$2,224,198
Accounts receivable	111,312	118,092
Prepaid expenses	234,549	122,742
Inventory	381,623	264,830

Total current assets	1,411,909	2,729,862

Property, plant and equipment – net	2,644,128	2,766,274
Investment in joint venture	32,970	32,970
Patents and other intangibles, net	1,205,508	1,237,657
Other assets	318,165	297,067

	$5,612,680	$7,063,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,128,392	$1,076,041
Accrued interest	3,618,506	3,290,767
Accrued expenses-other	1,052,590	1,352,732
Deferred licensing fees	357,895	357,895
Notes payable – stockholders	9,403,323	9,503,323
Notes payable – other	800,000	800,000
Current portion – long-term notes payable – stockholders	1,870,000	1,870,000
Current portion - capital lease obligations	72,358	13,307

Total current liabilities	18,303,064	18,264,065

Deferred revenue, excluding current portion	5,389,472	5,478,946
Note payable-Tail Wind	977,686	985,662
Capital lease obligations, excluding current portion	58,157	—

Total liabilities	24,728,379	24,728,673

Commitments and contingencies
Liabilities to be settled in common stock	—	300,000
Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 100,000,000 shares, issued 63,651,359 shares in 2003 and 62,651,359 shares in 2002	636,514	626,514
Additional paid-in capital	75,900,311	75,596,520
Accumulated deficit	(95,651,493)	(94,186,846)
Less: Treasury stock, at cost, 7,290 shares	(1,031)	(1,031)

Total stockholders’ deficit	(19,115,699)	(17,964,843)

	$5,612,680	$7,063,830

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31

	2003	2002

Licensing and other revenue	$1,738,960	$79,971

Operating expenses:
Research and development	2,165,645	1,821,929
General and administrative	692,919	547,586

	2,858,564	2,369,515

Operating loss	(1,119,604)	(2,289,544)

Other income (expense):
Interest income	4,433	1,093
Interest expense	(349,476)	(547,978)

Loss before income taxes	(1,464,647)	(2,836,429)
Income tax benefit – sale of New Jersey tax benefits	—	272,125

Net Loss	$(1,464,647)	$(2,564,304)

Net loss per share, basic and diluted	$(0.02)	$(0.05)

Weighted average number of shares outstanding - basic and diluted	63,632,958	52,487,536

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31

	2003	2002

Net cash used in operating activities	$(1,264,209)	$(2,112,029)

Investing activities:
Purchase of equipment and furniture	(82,401)	—
Increase in patents and other intangibles	(6,976)	(34,095)
(Increase) decrease in other assets	(21,098)	71,905
Construction of leasehold improvements	(7,206)	—

Net cash (used in) provided by investing activities	(117,681)	37,810

Financing activities:
Proceeds from sale of stock, net	10,000	1,117,109
Issuance of stockholder notes	—	700,000
Repayment of stockholder notes	(100,000)	—
Repayment of notes payable – Tail Wind	(7,976)	—
Repayment of capital lease obligations	(59,907)	(10,488)

Net cash (used in) provided by financing activities	(157,883)	1,806,621

Net decrease in cash and cash equivalents	(1,539,773)	(267,598)
Cash and cash equivalents at beginning of year	2,224,198	405,040

Cash and cash equivalents at end of period	$684,425	$137,442

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Purchase of equipment through capital leases	$177,115	—

Liabilities settled in common stock	$300,000	$177,000

Cash paid for interest	$2,200	$13,400

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2002.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) adopted SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. We adopted SFAS No. 145 early which did not have an impact on our results of operations or financial position for the three months ended March 31, 2003.

In July 2002, the FASB Issued Statement 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. This SFAS did not have a material effect on our results of operations or financial condition.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-21 (EITF 00-21), “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” We are assessing the impact of the new consensus, but at this point do not believe the adoption of EITF 00-21 will have a material impact on our financial position, cash flows or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Under previous literature, a company did not record a liability when guaranteeing obligations unless it became probable that it would have to perform under the guarantee. FIN 45 applies prospectively to guarantees we issue or modify subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial statements.

In December 2002, the FASB issued Statement 148, “Accounting for Stock Based Compensation - Transition and Disclosure.” This Statement amends FASB Statement No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Under the provisions of Statement 123 that remain unaffected by Statement 148, companies may either recognize expenses on a fair value based method in the income statement or disclose the pro forma effects of that method in the footnotes to the financial statements. We adopted the disclosure requirement provisions of this statement. There was no significant impact on the financial statements upon adoption.

In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 are effective immediately for those VIEs created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for variable interests held prior to February

1, 2003. We do not believe that we have any interests that would change our current reporting entity or require additional disclosures outlined in FIN 46.

NOTE B – LIQUIDITY

We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GlaxoSmithKline (GSK) or Upsher-Smith Laboratories (USL) agreements and through the sale of parathyroid hormone (PTH) to GSK. However, if we are unable to achieve these milestones, or are unable to achieve the milestones on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at March 31, 2003, had an accumulated deficit of approximately $96,000,000 and a working capital deficiency of approximately $17,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $10 to 11 million per year. In addition, we have principal and interest obligations under the Tail Wind note, outstanding notes payable to the Levys, our executive officers, and obligations relating to our current and former joint ventures in China. As discussed in Note E to the financial statements, we have stockholder demand notes in default at March 31, 2003. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we completed a licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2 million up-front licensing fee payment and a $1 million licensing-related milestone payment to us and could make subsequent milestone payments subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, once commercialized. For the three months ended March 31, 2003, we recognized a $1,000,000 milestone payment, an aggregate of $89,000 in revenue for our GSK development activities, $50,000 in licensing revenue and $521,000 from the sale of bulk PTH under a separate supply agreement.

In November 2002, we signed a $10 million exclusive U.S. licensing agreement with USL to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3 million from USL and will be eligible to receive milestone payments up to $7 million and royalty payments on product sales. We will be responsible for manufacturing the product and will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide. In May 2003, we became eligible to receive a $3 million milestone payment from USL for the U.S. Food and Drug Administration’s (FDA) acceptance for review of our nasal calcitonin New Drug Application (NDA).

Our future ability to generate cash from operations will depend primarily upon the achievement of milestones in the GSK and USL agreements and through the sale of PTH to GSK in the short-term and, in the long-term, by receiving royalties from the sale of our licensed products. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other oral peptides. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products. We also have a financing agreement in place with Fusion Capital (see Note H). During the quarter ended March 31, 2003, we received $310,000 from the sale of 1,000,000 shares of common stock to Fusion, before cash expenses of $21,700.

NOTE C- GLAXOSMITHKLINE AGREEMENT

In April 2002, we completed a licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2 million up-front licensing fee payment and a $1 million licensing-related milestone payment to us and could make subsequent milestone payments subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, once commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. For the three months ended March 31, 2003, we recognized a $1,000,000 milestone payment, an aggregate of $89,000 in revenue for our GSK development activities, $50,000 in licensing revenue and $521,000 from the sale of bulk PTH under a separate supply agreement. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement (i) any time after one year from the effective date due to safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations, or (ii) if we fail to fulfill certain obligations by a date certain, which obligations require the cooperation of third parties.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed a $10 million exclusive U.S. licensing agreement with USL to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3 million from USL and will be eligible to receive milestone payments and royalty payments on product sales, once commercialized. We will be responsible for manufacturing the product and will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. Revenue for the three month period ended March 31, 2003 includes the recognition of $39,000 of licensing revenue from USL. In May 2003, we became eligible to receive a $3 million milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

NOTE E – NOTES PAYABLE – STOCKHOLDERS

During the first quarter of 2003, we repaid to Jay Levy, the Chairman of the Board and an officer of Unigene, $100,000 of demand notes bearing interest at the Merrill Lynch Margin Loan Rate plus 5.25% (10.75% as of March 31, 2003).

In 2001, due to the fact that we did not make principal and interest payments when due, the interest rate on $3,465,000 (currently $3,185,000), $260,000 and $248,323 of prior demand loans made to us by Jay Levy, Warren Levy and Ronald Levy, respectively, increased an additional 5% per year to the Merrill Lynch Margin Loan Rate plus 5.25% (10.75% as of March 31, 2003) and the interest rate on $1,870,000 of term notes evidencing loans made by Jay Levy to us increased an additional 5% per year from 6% to 11%. The increased rate is calculated on both past due principal and interest.

NOTE F – CONVERTIBLE DEBENTURES

In June 1998, we completed a private placement of $4,000,000 in principal amount of 5% convertible debentures to the Tail Wind Fund, Ltd. (Tail Wind) from which we realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of our common stock. The interest on the debentures, at our option, was also payable in shares of common stock. Upon conversion, Tail Wind was also entitled to receive warrants to purchase a number of shares of common stock equal to 4% of the number of shares issued as a result of the conversion. However, the number of shares of common stock that we were obligated to issue, in the aggregate, upon conversion, when combined with the shares issued in payment of interest and upon the exercise of the warrants, was limited to 3,852,500 shares. After this share limit was reached, we became obligated to redeem all 5% debentures tendered for conversion at a redemption price equal to 120% of the principal amount, plus accrued interest. In 1999, $2,000,000 of principle of the notes was converted into common stock. In December 1999, we were unable to convert $200,000 in principal of the 5% debentures tendered for conversion because the conversion would have exceeded the share limit. As a result, we accrued, as of December 31, 1999, an amount equal to $400,000 representing the 20% premium on the outstanding $2,000,000 (held by Tail Wind) in principal amount of 5% debentures that had not been converted. As of December 31, 2001, all of the $2,000,000 in principal amount of 5% debentures were tendered for conversion and therefore were classified as a current liability in the amount of $2,400,000. Through December 31, 2002, we issued a total of 3,703,362 shares of common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, we issued an additional 103,032 shares of common stock in 2000 upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

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

Because of our failure to make cash payments to Tail Wind, an event of default occurred. As a result, Tail Wind filed a demand for arbitration against us in July 2000. On April 9, 2002, we entered into a settlement with Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to us the $2 million in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind’s purchase of the convertible debentures, including all issues raised in the arbitration, which were approximately $4.5 million including accrued interest and penalties in the approximate amount of $2.5 million. In exchange, we issued to Tail Wind a $1 million promissory note secured by our Fairfield, New Jersey building and equipment and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. Through March 31, 2003, an aggregate of $22,314 in principal had been repaid on the note. The shares were valued at $1.1 million in the aggregate, based on our closing stock price on April 9, 2002. We therefore recognized a gain for accounting purposes of approximately $2.4 million in the second quarter of 2002 on the extinguishment of debt and related interest. We deposited the two million shares of common stock with an escrow agent and filed a registration statement covering the resale of the shares with the SEC. The escrow agent released the shares to Tail Wind over the course of May 2002 through October 2002.

NOTE G – INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of raw materials.

NOTE H – FUSION CAPITAL FINANCING

On May 9, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, (Fusion) under which Fusion agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $43,750 of our common stock up to an aggregate of $21,000,000. Fusion is committed to purchase the shares through November 2003, given that we have exercised our six month extension. However, the registration statement under which Fusion shall purchase such shares is not current, requiring us to file an amended statement before Fusion can purchase additional shares. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $4.00 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $43,750, providing that the closing sale price of our stock remains at least $4.00. Fusion is not obligated to purchase any shares of our common stock if the purchase price is less than $0.25 per share. Under the agreement with Fusion, we must satisfy requirements that are a condition to Fusion’s obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion, no default on, or acceleration prior to maturity of, any of our payment obligations in excess of $1,000,000, no insolvency or bankruptcy on our part, continued listing of Unigene common stock on the OTC Bulletin Board, and we must avoid the failure to meet the maintenance requirements for listing on the OTC Bulletin Board for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period. The sales price per share to Fusion is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest five closing sale prices of our common stock, during the 15 trading days prior to the date of purchase by Fusion. Fusion has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. As compensation for its commitment we issued to Fusion, as of March 30, 2001, 2,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share which was charged to additional paid-in-capital. Fusion has agreed not to sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant until the earlier of May 2003, or the termination or a default under the common stock purchase agreement. In addition to the compensation shares, the Board of Directors has authorized the issuance and sale to Fusion of up to 21,000,000 shares of Unigene common stock. From May 18, 2001 through March 31, 2003, we have received $4,986,881 through the sale of 13,654,462 shares of common stock to Fusion, before cash expenses of approximately $554,000. During the quarter ended March 31, 2003, we received $310,000 through the sale of 1,000,000 shares of common stock to Fusion, before cash expenses of $21,700.

In December 2000, we issued a five-year warrant to purchase 373,002 shares of Unigene common stock to our investment banker as a fee in connection with the Fusion financing agreement. The warrant has an exercise price of $1.126 and a fair value of $327,000 using the Black-Scholes pricing model, which was recognized upon the first Fusion purchase, which occurred in 2001.

NOTE I – CHINA JOINT VENTURES

Current joint venture

In June 2000, we entered into a joint venture with Shijiazhuang Pharmaceutical Group (SPG) a pharmaceutical company in the People’s Republic of China. We expect that the joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the joint venture and will have a 45% interest in the joint venture profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the joint venture to sell our product in China. The NDA in China is being prepared for injectable and nasal calcitonin products and is expected to be filed by mid- 2003. Approvals of NDAs in China may require approximately 12-18 months. In addition, brief local human trials may be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The joint venture began operations in March 2002; sales of the injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. The joint venture’s net losses for the periods ended December 31, 2002 and March 31, 2003 were immaterial to our overall results of operations.

Under the terms of the joint venture in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA which may occur in 2004 and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits. As of March 31, 2003, we contributed $37,500 to the joint venture. At March 31, 2003, our investment in the joint venture is $32,970. This represents our $37,500 contribution reduced by $4,530 which is our 45% share of the joint venture’s 2002 loss.

During 2002, we revisited our analysis as to whether a liability had been incurred relative to our funding requirements under the joint venture, and concluded that neither a liability nor an investment in the joint venture had occurred to date. Accordingly, the obligation to fund the joint venture of $900,000 is considered a contingent obligation, pending reaching the “effective date” as defined in the joint venture agreement.

Former joint venture

We are obligated to pay to the Qingdao General Pharmaceutical Company (Qingdao) an aggregate of $350,000 in monthly principal installment payments of $5,000 in order to terminate our former joint venture in China, of which $180,000 is remaining as of March 31, 2003 and is included in accrued expenses - other. We recognized the entire $350,000 obligation as an expense in 2000.

NOTE J – LEGAL MATTERS

In July 2000, Reseau de Voyage Sterling, Inc., the plaintiff, filed suit against us in the Supreme Court of the State of New York. We removed this case to the United States District Court for the Southern District of New York. The plaintiff, which purchased from a third party a warrant to purchase one million shares of Unigene common stock, alleges that we breached a verbal agreement with the plaintiff to extend the term of the warrant beyond its expiration date. The plaintiff is seeking damages of not less than $2 million. Following discovery, we moved for summary judgment. On March 30, 2003, the Court accepted the report and recommendation of the magistrate judge and granted our motion for summary judgment. The plaintiff did not appeal the case within the time permitted.

NOTE K – INCOME TAXES

The income tax benefit in 2002 of $272,000 consists of proceeds received for the sale of a portion of Unigene’s state tax net operating loss carryforwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. Tax benefits related to this program are not recognized in the financial statements until they are realized.

NOTE L – STOCK OPTIONS

We account for stock options issued to employees and directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants for employees only if the current market price of the underlying stock exceeded the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period; compensation expense on variable stock option grants is estimated until the measurement date. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide pro forma net loss and pro forma loss per share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We account for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows for the three-month periods ended March 31, 2003 and 2002:

	2003	2002

Net loss:
As reported	$(1,464,647)	$(2,564,304)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,000)	—

Pro forma	$(1,465,647)	$(2,564,304)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.05)
Pro forma	(0.02)	(0.05)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue for the three months ended March 31, 2003 increased 2,074% to $1,739,000 from $80,000 in the comparable period in 2002. Revenue for 2003 consisted primarily of a $1,000,000 milestone payment from GSK as well as bulk PTH sales to GSK in the amount of $521,000. In 2002, we received a $2,000,000 up-front payment under an agreement for an oral PTH product licensed to GSK. We also received a $1,000,000 licensing-related milestone payment from GSK. These $3,000,000 in payments are being deferred in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101) and recognized as revenue over a 15-year period which is our estimated performance period of the license agreement. Therefore, $50,000 of the initially deferred up-front and milestone payments from GSK was recognized as revenue during the three month period ended March 31, 2003. Also in 2002, we received a $3,000,000 up-front payment under an agreement for a nasal calcitonin product licensed to USL. This $3,000,000 is being deferred in accordance with SAB 101 and recognized as revenue over a 19-year period which is our estimated performance period of the license agreement. Therefore, $39,000 of the up-front payment from USL was recognized as revenue during the three month period ended March 31, 2003. Revenue for 2002 consisted primarily of calcitonin sales.

Research and development, our largest expense, increased 19% to $2,166,000 from $1,822,000 for the three months ended March 31, 2003, as compared to the same period in 2002. The increase was primarily attributable to costs incurred relating to our NDA filing for our nasal calcitonin product as well as to increased personnel costs.

General and administrative expenses increased 26% to $693,000 from $548,000 for the three months ended March 31, 2003, as compared to the same period in 2002. The increase was primarily due to increased public relations expenses, personnel costs and professional fees.

Interest income increased $3,000 or 306% for the three months ended March 31, 2003, as compared to the same period in 2002, due to additional funds from GSK and USL available for investment in 2003.

Interest expense decreased $199,000 or 36% in the first quarter of 2003 to $349,000 from $548,000 in the first quarter of 2002. Interest expense for 2003 was reduced by the settlement with Tail Wind in April 2002. We issued a $1,000,000 note accruing interest at 6% per annum in connection with the Tail Wind settlement. Previously, we were accruing interest on our 5% convertible debentures at an annual interest rate of 20% due to our defaults on the debentures. In addition, we had been accruing additional interest expense monthly in an amount equal to 2% of the outstanding principal amount of the 5% debentures as a penalty for the removal of our common stock from trading on the Nasdaq Stock Market. Officers’ loans to us decreased $100,000 during the first quarter of 2003. Both years were affected by the fact that in 2001 we did not make principal and interest payments on certain officers’ loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $152,000 for the first quarter of 2003 and $131,000 for the first quarter of 2002.

The income tax benefit in 2002 of $272,000 consists of proceeds received for the sale of a portion of our state tax net operating loss carryforwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. The purpose of the New Jersey program is to provide financial assistance to technology and biotechnology companies in order to facilitate future growth and job creation.

Due to the increase in revenue from GSK, partially offset by increased operating expenses and the decrease in income tax benefit, net loss for the three months ended March 31, 2003 decreased 43% or approximately $1,100,000 to $1,465,000 from $2,564,000 for the corresponding period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, Unigene had cash and cash equivalents of $684,000, a decrease of $1,540,000 from December 31, 2002.

We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GSK or USL agreements and through the sale of PTH to GSK. However, if we are unable to achieve these milestones, or are unable to achieve the milestones on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at March 31, 2003, had an accumulated deficit of approximately $96,000,000 and a working capital deficiency of approximately $17,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $10 to 11 million per year. In addition, we have principal and interest obligations under the Tail Wind note, outstanding notes payable to the Levys, our executive officers, as well as obligations relating to our current and former joint ventures in China. As discussed in Note E to the financial statements, we have stockholder demand notes in default at March 31, 2003. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we completed a licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2 million up-front licensing fee payment and a $1 million licensing-related milestone payment to us and could make subsequent milestone payments subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, once commercialized. For the three months ended March 31, 2003, we recognized a $1,000,000 milestone, an aggregate of $89,000 in revenue for our GSK development activities, $50,000 in licensing revenue and $521,000 from the sale of bulk PTH under a separate supply agreement.

In November 2002, we signed a $10 million exclusive U.S. licensing agreement with USL to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3 million in 2002 from USL and will be eligible to receive milestone payments up to $7 million and royalty payments on product sales. In May 2003, we became eligible to receive a $3 million milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. We will be responsible for manufacturing the product and will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide.

Our future ability to generate cash from operations will depend primarily upon the achievement of milestones in the GSK and USL agreements and through the sale of PTH to GSK in the short-term and, in the long-term, by receiving royalties from the sale of our licensed products. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other oral peptides. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products.

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

We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of various forms of calcitonin products for the treatment of osteoporosis, including nasal and oral calcitonin and, beginning in 2001, PTH for the treatment of osteoporosis. In general, we seek to develop the basic product and then license the product to an established pharmaceutical company to complete the development, clinical trials and regulatory process. As a result, we will not control the nature, timing or cost of bringing our products to market. Prior to 2002, we did not track costs on a per project basis, and therefore were unable to allocate our total research and development costs to our various products. Each of these products is in various stages of completion. For nasal calcitonin, we filed an Investigational NDA with the FDA in February 2000 and successfully completed human studies using our product. A license agreement was signed in November 2002 with USL and an NDA was filed with the FDA in March 2003. The NDA was accepted for review by the FDA in May 2003. Contingent upon receipt of FDA approval, USL will market nasal calcitonin in the U.S. and we believe that this product could be on the market as soon as 2004. It is also possible that another NDA holder could challenge our NDA and delay our marketing efforts. For oral calcitonin, Pfizer terminated its license agreement with us in March 2001 and as a result we will require a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. We expect that the costs of these trials would be borne by our future licensee due to our limited financial resources. Because multiple clinical trials are still necessary for our oral calcitonin product, the product launch would take at least several years. PTH is in very early stages of development and it is too early to speculate on the probability or timing of a marketable product using our PTH. A license agreement for the product was signed with GSK in April 2002. Due to our limited financial resources, the delay in achieving milestones in our existing GSK and USL agreements, or in signing new license or distribution agreements for our products, or the delay in obtaining regulatory approvals for our products would have an adverse effect on our operations and our cash flow.

We have a number of future payment obligations under various agreements. They are summarized at March 31, 2003 as follows:

Contractual Obligations	Total	2003	2004	2005	2006

Chinese joint ventures (SPG and Qingdao)	$1,042,500	45,000	427,500	60,000	510,000
Tail Wind Note	977,686	—	—	977,686	—
Short-term notes payable – stockholders	9,403,323	9,403,323	—	—	—
Notes payable – stockholders	1,870,000	1,870,000	—	—	—
Capital leases	130,515	56,549	63,240	10,726	—
Operating leases	241,871	169,892	39,676	21,472	10,831
Executive compensation	281,250	281,250	—	—	—

Total Contractual Obligations	$13,947,145	11,826,014	530,416	1,069,884	520,831

We maintain our peptide production facility on leased premises in Boonton, New Jersey. We began production under cGMP guidelines at this facility in 1996. The current lease expires in 2004. We have two consecutive ten-year renewal options under the lease, as well as an option to purchase the facility. During 2003, we invested approximately $267,000 in fixed assets and leasehold improvements. Currently, we have no material commitments outstanding for capital expenditures relating to our office and laboratory facility in Fairfield, New Jersey. We have capital commitments relating to the Boonton facility in the approximate amount of $475,000 in order to expand our fill line in anticipation of the launch of our nasal calcitonin product.

Under the terms of the joint venture in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA (which is expected in 2004) and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits. As of March 31, 2003, we contributed $37,500 to the joint venture. At March 31, 2003, our investment in the joint venture is $32,970. This represents our $37,500 contribution reduced by $4,530 which is our 45% share of the joint venture’s 2002 loss. The joint venture began operations in March 2002.

In addition, we are obligated to pay to Qingdao an aggregate of $350,000 in monthly principal installment payments of $5,000 in order to terminate our former joint venture in China, of which $180,000 is remaining as of March 31, 2003. We recognized the entire $350,000 obligation as an expense in 2000.

On April 9, 2002, we entered into a settlement with Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to us the $2 million in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind’s purchase of the convertible debentures, including all issues raised in the arbitration, which were approximately $4.5 million including accrued interest and penalties in the approximate amount of $2.5 million. In exchange, we issued to Tail Wind a $1 million promissory note secured by our Fairfield, New Jersey building and equipment and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. We deposited the two million shares of common stock with an escrow agent and filed a registration statement covering the resale of the shares with the SEC. The escrow agent released the shares to Tail Wind over the course of May 2002 through October 2002.

To satisfy our short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to us. We repaid $100,000 in loans to Jay Levy in January 2003. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $152,000, and total interest expense on all Levy loans was approximately $313,000 for the three months ended March 31, 2003. As of March 31, 2003, total accrued interest on all Levy loans was approximately $3,561,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $11,273,323 and consist of:

•

Loans from Jay Levy in the aggregate principal amount of $3,185,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (10.75% at March 31, 2003) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at March 31, 2003 was approximately $1,759,000.

•

Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in our equipment and real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at March 31, 2003 was approximately $730,000.

•

Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (5.75% at March 31, 2003) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at March 31, 2003 was approximately $576,000.

•

Loans from Warren Levy in the aggregate principal amount of $260,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (10.75% at March 31, 2003) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (5.75% at March 31, 2003) and is classified as short-term debt. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at March 31, 2003 was approximately $250,000.

•

Loans from Ronald Levy in the aggregate principal amount of $248,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (10.75% at March 31, 2003) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (5.75% at March 31, 2003) and is classified as short-term debt. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at March 31, 2003 was approximately $246,000.

Under the agreement with Fusion, we have the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day during the term of the agreement $43,750 of our common stock up to an aggregate of $21,000,000. See Note H to our financial statements. The Board of Directors has authorized the sale to Fusion of up to 21,000,000 shares of Unigene common stock. From May 18, 2001 through March 31, 2003, we have received $4,986,881 through the sale of 13,654,462 shares to Fusion, before cash expenses of approximately $554,000. During the quarter ended March 31, 2003, we received $310,000 through the sale of 1,000,000 shares of common stock to Fusion, before cash expenses of $21,700. Our sales of common stock to Fusion have been below the maximum level due to the share price and trading volume of our common stock. Our ability to realize additional funds will also depend on our continuing compliance with the Fusion agreement. However, we only have 7,345,538 shares available to be issued under our most recent registration statement. The registration statement under which Fusion shall purchase such shares is not current, requiring us to file an amended statement before Fusion can purchase additional shares. Having exercised our six-month extension, our agreement with Fusion terminates in November 2003, unless we decide to terminate earlier.

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

As of December 31, 2002, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $79,000,000, expiring from 2003 through 2021, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. In addition, as of December 31, 2002, we have research and development credits in the approximate amount of $3,000,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2003 through 2021. We have New Jersey operating loss carryforwards in the approximate amount of $25,600,000, expiring from 2005 through 2008, which are available to reduce future earnings, which would otherwise be subject to state income tax. As of December 31, 2002, all of these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority (NJEDA). In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved.

We follow Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Given our past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS No. 109 were fully reserved. As of December 31, 2002 under SFAS No. 109, we had a deferred tax asset of approximately $34,000,000, subject to a valuation allowance of $34,000,000. The deferred tax asset is primarily a result of Unigene’s net operating losses and tax credits. For the three-month period ended March 31, 2003, our deferred tax assets and valuation allowances each increased by approximately $600,000.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission defines “critical accounting policies” as those that are both important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies which are more fully described in Note 3 of the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available policy would not produce a materially different result.

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

Inventory Valuation: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. This requires management to estimate the marketability of its products. Currently, we have no approved products for sale in the U.S. However, we do sell calcitonin and PTH overseas and in the U.S. for research purposes. We therefore capitalize and recognize in finished goods inventory the estimated value of saleable calcitonin and PTH.

Accounting for Stock Options: We account for stock options granted to employees and directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. We account for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates due to the use of debt as a component of the funding of our operations. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. Beginning in the first quarter of 2001, our interest rate exposure on our notes payable-stockholders has been affected by our failure to make principal and interest payments when due. Our exposure to interest rate fluctuations over the near-term will continue to be affected by these events.

The information below summarizes our market risks associated with debt obligations as of March 31, 2003. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Variable interest rates disclosed represent the rates at March 31, 2003. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

		Year of Maturity

	Carrying Amount	2003	2004	2005	2006

Notes payable - stockholders	$3,693,323	3,693,323	—	—	—
Variable interest rate (1)	10.75%	—	—	—	—
Notes payable - stockholders	$5,710,000	5,710,000	—	—	—
Variable interest rate	5.75%	—	—	—	—
Notes payable - stockholders	$1,870,000	1,870,000	—	—	—
Fixed interest rate (2)	11%	—	—	—	—
Tail Wind note	$977,686	—	—	977,686	—
Fixed interest rate	6%
Capital leases	$130,515	56,549	63,240	10,726	—
Fixed interest rate	12% — 17%

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of our business, or industry results, to be materially different from any future results, performance or activities expressed or implied by such forward-looking statements. These factors include: general economic and business conditions, our financial condition, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for clinical trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals for our products, litigation and other factors discussed in our various filings with the SEC, including Unigene’s Annual Report on Form 10-K for the year ended December 31, 2002.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

In July 2000, Reseau de Voyage Sterling, Inc., the plaintiff, filed suit against us in the Supreme Court of the State of New York. We removed this case to the United States District Court for the Southern District of New York. The plaintiff, which purchased from a third party a warrant to purchase one million shares of Unigene common stock, alleges that we breached a verbal agreement with the plaintiff to extend the term of the warrant beyond its expiration date. The plaintiff is seeking damages of not less than $2 million. Following discovery, we moved for summary judgment. On March 30, 2003, the Court accepted the report and recommendation of the magistrate judge and granted our motion for summary judgment. The plaintiff did not appeal the case within the time permitted.

Item 2.

Changes in Securities and Use of Proceeds

(a)

Not applicable.

(b)

Not applicable.

(c)

Recent Sales of Unregistered Securities.

In the quarter ended March 31, 2003, Unigene sold 1,000,000 shares of common stock to Fusion Capital Fund II, LLC for gross proceeds of $310,000. All of such shares were issued by Unigene without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933, because the offer and sale was made to a limited number of investors in a private transaction.

(d)

Not applicable.

Item 3.

Defaults Upon Senior Securities

See description of notes payable to stockholders in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits: None

(b)

Reports on Form 8-K:

January 9, 2003 (U.S. licensing agreement for nasal calcitonin with Upsher-Smith Laboratories, Inc.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIGENE LABORATORIES, INC.

(Registrant)
May 15, 2003	/s/ WARREN P. LEVY

Warren P. Levy, President (Chief Executive Officer)
May 15, 2003	/s/ JAY LEVY

Jay Levy, Treasurer (Chief Financial Officer and Chief Accounting Officer)

CERTIFICATION

I, Warren P. Levy, certify that:

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ WARREN P. LEVY

Warren Levy (Chief Executive Officer)

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ JAY LEVY

Jay Levy, Treasurer (Chief Financial Officer and Chief Accounting Officer)