Form 10-Q
period 2003-09-30
UNIGENE LABORATORIES INC
filed 2003-11-14
CIK 352747

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2003

Commission file number    0-16005

Unigene Laboratories, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2328609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Little Falls Road, Fairfield, New Jersey	07004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 882-0860

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

Common Stock, $.01 Par Value—69,400,108 shares as of November 1, 2003

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIGENE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,062,830	$2,224,198
Accounts receivable	15,853	118,092
Prepaid expenses	276,439	122,742
Inventory	506,658	264,830

Total current assets	1,861,780	2,729,862
Property, plant and equipment – net	2,361,415	2,766,274
Investment in joint venture	32,970	32,970
Patents and other intangibles, net	1,187,040	1,237,657
Other assets	494,751	297,067

	$5,937,956	$7,063,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,194,582	$1,076,041
Accrued interest – principally stockholders	4,296,078	3,290,767
Accrued expenses – other	1,147,699	1,352,732
Deferred licensing fees	363,895	357,895
Notes payable – stockholders	11,273,323	11,373,323
Notes payable – other	800,000	800,000
Current portion – capital lease obligations	167,733	13,307

Total current liabilities	19,243,310	18,264,065
Deferred revenue, excluding current portion	5,264,523	5,478,946
Note payable – Tail Wind	977,686	985,662
Capital lease obligations, excluding current portion	263,113	–

Total liabilities	25,748,632	24,728,673

Commitments and contingencies
Liabilities to be settled in common stock	–	300,000
Stockholders’ deficit:
Common Stock – par value $.01 per share, authorized 100,000,000 shares, issued 67,452,185 shares in 2003 and 62,651,359 shares in 2002	674,522	626,514
Additional paid-in capital	77,956,206	75,596,520
Accumulated deficit	(98,440,373)	(94,186,846)
Less: Treasury stock, at cost, 7,290 shares	(1,031)	(1,031)

Total stockholders’ deficit	(19,810,676)	(17,964,843)

	$5,937,956	$7,063,830

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Licensing and other revenue	$117,544	$826,199	$5,657,246	$1,462,870

Operating expenses:
Research and development	2,174,644	1,800,274	6,538,801	5,553,943
General and administrative	752,456	672,571	2,304,354	2,173,678

	2,927,100	2,472,845	8,843,155	7,727,621

Operating loss	(2,809,556)	(1,646,646)	(3,185,909)	(6,264,751)

Other income (expense):
Gain on the extinguishment of debt and related interest	–	493,626	–	2,999,772
Interest income	2,414	990	9,277	7,017
Interest expense	(363,956)	(354,038)	(1,076,895)	(1,246,899)

Loss before income tax benefit	(3,171,098)	(1,506,068)	(4,253,527)	(4,504,861)
Income tax benefit – sale of New Jersey tax benefits	–	–	–	272,125

Net loss	$(3,171,098)	$(1,506,068)	$(4,253,527)	$(4,232,736)

Net loss per share, basic and diluted	$(.05)	$(.02)	$(.07)	$(.07)

Weighted average number of shares outstanding – basic and diluted	64,698,577	59,612,790	63,996,134	56,466,419

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2003	2002
Net cash used in operating activities	$(2,512,607)	$(2,576,312)

Investing activities:
Purchase of equipment and furniture	(159,479)	(134,662)
(Increase) decrease in patents and other intangibles	(75,409)	807
(Increase) decrease in other assets	(197,684)	105,072
Construction of leasehold and building improvements	(207,757)	(49,800)

Net cash used in investing activities	(640,329)	(78,583)

Financing activities:
Proceeds from sale of stock, net	2,195,219	2,113,856
Proceeds from issuance of stockholder notes	–	700,000
Repayment of stockholder notes	(100,000)	(180,000)
Repayment of notes payable – Tail Wind	(7,976)	(14,338)
Repayment of capital lease obligations	(112,707)	(21,865)
Exercise of stock options	17,032	711

Net cash provided by financing activities	1,991,568	2,598,364

Net decrease in cash and cash equivalents	(1,161,368)	(56,531)
Cash and cash equivalents at beginning of year	2,224,198	405,040

Cash and cash equivalents at end of period	$1,062,830	$348,509

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Purchase of equipment through capital leases	$530,246	–

Issuance of common stock in payment of 5% debentures – Tail Wind and accounts payable and accrued expenses	$300,000	$1,557,595

Issuance of note payable in settlement of 5% convertible debentures	–	$1,000,000

Cash paid for interest	$13,000	$20,000

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

NOTE A – BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2002.

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-21 (EITF 00-21), “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes.” The adoption of EITF 00-21 did not have a material impact on our financial position, cash flows or results of operations.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” This Statement amends FASB Statement No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Under the provisions of Statement 123 that remain unaffected by Statement 148, companies may either recognize expenses on a fair value based method in the income statement or disclose the pro forma effects of that method in the footnotes to the financial statements. We adopted the disclosure requirement provisions of this statement. There was no significant impact on the financial statements upon adoption.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The Standard requires that certain freestanding financial instruments be classified as liabilities, including mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS 150 is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The implementation of this Standard did not have a material impact on our financial position, results of operations or cash flows.

NOTE B – LIQUIDITY

We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GlaxoSmithKline (GSK) or Upsher-Smith Laboratories (USL) agreements and through the sale of parathyroid hormone (PTH) to GSK and, if necessary, with the funds available through our financing with Fusion. We therefore expect to have sufficient financial resources for the next 12 months through these sources and/or through sales and royalties on the anticipated launch of our nasal calcitonin product in 2004. If we are unable to achieve these milestones and sales, or are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at September 30, 2003, had an accumulated deficit of approximately $98,000,000 and a working capital deficiency of approximately $17,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $10,000,000 to $11,000,000 per year. In addition, we have principal and interest obligations under the Tail Wind note, outstanding notes payable to the Levys, our executive officers, as well as obligations relating to our current and former joint venture agreements in China. As discussed in Note E to the financial statements, we have stockholder demand notes in default at September 30, 2003. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a $150 million licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis, of which an aggregate of $4,000,000 in up-front and milestone payments has been received through September 30, 2003. GSK could make additional milestone payments in the aggregate amount of $146,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $3,500,000 from GSK for PTH sales and in support of our PTH development activities through September 30, 2003 (see Note C).

In November 2002, we signed a $10,000,000 exclusive U.S. licensing agreement with USL to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002 and a milestone payment of $3,000,000 in the second quarter of 2003 (see Note D).

Our future ability to generate cash from operations will depend primarily in the short-term upon the achievement of milestones in the GSK and USL agreements, GSK reimbursed development activities and through the sale of PTH to GSK and, in the long-term, by receiving royalties from the sale of our licensed products. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other oral peptides. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products. We also have a new financing agreement in place with Fusion Capital Fund II, LLC(see Note H). During the nine-month period ended September 30, 2003, under the original Fusion agreement, we received $2,538,297 from the sale of 4,768,576 shares of common stock to Fusion, before cash expenses of $206,000.

NOTE C – GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a $150,000,000 licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis of which an aggregate of $4,000,000 in up-front and milestone payments has been received through September 30, 2003. We have also received an additional $3,500,000 from GSK for PTH sales and in support of our PTH development activities through September 30, 2003. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, once commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. For the three months ended September 30, 2003, we recognized $11,000 for our GSK development activities and $50,000 in licensing revenue. For the nine months ended September 30, 2003, we recognized a $1,000,000 milestone payment, an aggregate of $119,000 in revenue for our GSK development activities, $150,000 in licensing revenue and $1,166,000 from the sale of bulk PTH under a separate supply agreement. GSK could make additional milestone payments in the aggregate amount of $146,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement (i) any time after one year from the effective date due to safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations, or (ii) if we fail to fulfill certain obligations by a date certain, which obligations require the cooperation of third parties.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed a $10,000,000 exclusive U.S. licensing agreement with USL to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002 and are eligible to receive milestone payments and royalty payments on product sales, once commercialized. In the second quarter of 2003, we received and recognized a $3,000,000 milestone payment from USL for the Food and Drug Administration (FDA)’s acceptance for review of our nasal calcitonin New Drug Application (NDA). For this product, we believe that FDA approval may take approximately 12 months from the filing of the NDA. However, during this review process additional questions or concerns may be raised by the FDA which could delay the product approval. It is also possible that our NDA could be challenged, thereby delaying our marketing efforts. We will be responsible for manufacturing the product and will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. Revenue for the three-month period ended September 30, 2003 consists of the recognition of $39,000 of licensing revenue from USL. Revenue for the nine-month period ended September 30, 2003 includes the recognition of $118,000 of licensing revenue from USL in addition to the aforementioned $3,000,000 milestone payment. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

NOTE E – NOTES PAYABLE – STOCKHOLDERS

To satisfy our short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to us. As of September 30, 2003, total accrued interest on all Levy loans was approximately $4,209,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $11,273,323. During the first quarter of 2003, we repaid to Jay Levy $100,000 of demand notes.

In 2001, due to the fact that we did not make principal and interest payments when due, the interest rate on $3,465,000 (currently $3,185,000), $260,000 and $248,323 of prior demand loans, which are now in default, made to us by Jay Levy, Warren Levy and Ronald Levy, respectively, increased an additional 5% per year to the Merrill Lynch Margin Loan Rate plus 5.25% (10.5% as of September 30, 2003) and the interest rate on $1,870,000 of term notes evidencing loans made by Jay Levy to us increased an additional 5% per year from 6% to 11%. The increased rate is calculated on both past due principal and interest.

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

Because of our failure to make certain interest and debenture redemption payments to Tail Wind, an event of default occurred. As a result, Tail Wind filed a demand for arbitration against us in July 2000. On April 9, 2002, we entered into a settlement with Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to us the $2,000,000 in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind’s purchase of the convertible debentures, which were approximately $4,500,000 including accrued interest and penalties in the approximate amount of $2,500,000. In exchange, we issued to Tail Wind a $1,000,000 promissory note secured by our Fairfield, New Jersey building and equipment and 2,000,000 shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. Through September 30, 2003, an aggregate of

$22,314 in principal had been repaid on the note. The shares were valued at $1,100,000 in the aggregate, based on our closing stock price on April 9, 2002. We therefore recognized a gain for accounting purposes of approximately $2,400,000 in the second quarter of 2002 on the extinguishment of debt and related interest.

NOTE G – INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of raw materials.

NOTE H – FUSION CAPITAL FINANCING

On October 9, 2003, we entered into a new common stock purchase agreement, as amended, with Fusion under which Fusion agreed, if so requested by Unigene and subject to certain conditions, to purchase on each trading day during the term of the agreement $30,000 of our common stock up to an aggregate of $15,000,000. This agreement terminates in November 2005. We may decrease or suspend purchases or terminate the agreement at any time. If our stock price equals or exceeds $.80 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $30,000, providing that the closing sale price of our stock remains at least $.80. Fusion is not obligated to purchase any shares of our common stock if the purchase price is less than $.20 per share. Under the new agreement with Fusion, we must satisfy requirements that are a condition to Fusion’s obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion, no default on, or acceleration prior to maturity of, any of our payment obligations in excess of $1,000,000, no insolvency or bankruptcy on our part, continued listing of Unigene common stock on the OTC Bulletin Board, and we must avoid suspension of our listing on the OTC Bulletin Board for a period of three consecutive trading days. The sales price per share to Fusion would be equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest three closing sale prices of our common stock, during the twelve trading days prior to the date of purchase by Fusion. Fusion has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. As compensation for its commitment we issued to Fusion, as of October 9, 2003, 1,000,000 shares of common stock and a five-year warrant, as amended, to purchase 250,000 shares of common stock at an exercise price of $.90 per share which was charged to additional paid-in-capital. Fusion may not sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant until 25 months from the date of the common stock purchase agreement or until the date the common stock purchase agreement is terminated. In addition to the issuance of the commitment shares, the Board of Directors has authorized the issuance and sale to Fusion of up to 13,500,000 shares of Unigene common stock.

This new agreement with Fusion replaces the original financing agreement we signed with Fusion. In May 2001, we entered into a common stock purchase agreement with Fusion under which Fusion agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $43,750 of our common stock up to an aggregate of $21,000,000. This agreement terminates in November 2003. We may decrease the daily amount of $43,750, suspend daily purchases, or terminate the agreement at any time. If our stock price equals or exceeds $4.00 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $43,750, providing that the closing sale price of our stock remains at least $4.00. Fusion is not obligated to purchase any shares of our common stock if the purchase price is less than $.25 per share. Under this agreement with Fusion, we must satisfy requirements that are a condition to Fusion’s obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion, no default on, or acceleration prior to maturity of, any of our payment obligations in excess of $1,000,000, no insolvency or bankruptcy on our part, continued listing of Unigene common stock on the OTC Bulletin Board, and we must avoid the failure to meet the maintenance requirements for listing on the OTC Bulletin Board for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period. The sales price per share to Fusion is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest five closing sale prices of our common stock, during the 15 trading days prior to the date of purchase by Fusion. Fusion has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. Under that original agreement, from May 18, 2001 through September 30, 2003, we received $7,215,177 through the sale of 17,423,038 shares of common stock to Fusion, before cash expenses of approximately $739,000. As compensation for Fusion’s original commitment, we issued to them in 2001, 2,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share and Fusion may sell these shares issued or the shares issuable upon the exercise of this warrant at any time.

At September 30, 2003, there is an outstanding warrant to purchase 373,002 shares of Unigene common stock issued to our investment banker as a fee in connection with the original Fusion financing agreement which has an exercise price of $1.126 and expires in December 2005.

NOTE I – CHINA JOINT VENTURE AGREEMENTS

Current joint venture

In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group (SPG), a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the entity to sell our product in China. The NDA in China for injectable and nasal calcitonin products was filed in the third quarter of 2003. Approvals of NDAs in China may require approximately 12-18 months. In addition, brief local human trials may be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The existing joint venture began operations in March 2002; sales of the injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. The existing joint venture’s net losses for the periods ended December 31, 2002 and September 30, 2003 were immaterial to our overall results of operations. Our investment in the existing joint venture has been immaterial to date.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits, if any. As of September 30, 2003, we contributed $37,500 to the existing joint venture. At September 30, 2003, our investment in the existing joint venture is $32,970. This represents our $37,500 contribution reduced by $4,530 which is our 45% share of the existing joint venture’s 2002 loss.

Former joint venture

We are obligated to pay to the Qingdao General Pharmaceutical Company (Qingdao), our former joint venture partner in China, an aggregate of $350,000 in monthly principal installment payments of $5,000 in order to terminate this joint venture of which $150,000 is remaining as of September 30, 2003 and is included in accrued expenses—other. We recognized the entire $350,000 obligation as an expense in 2000.

NOTE J – LEGAL MATTERS

On July 16, 2003, we were named in a lawsuit filed in the Superior Court of the District of Columbia by Covington and Burling, our former attorneys. Service of process in the case was concluded on August 5, 2003, and we responded to the suit on August 25, 2003. Covington and Burling alleges that we failed to pay certain statements rendered by the law firm for legal services and costs advanced and that we failed to pay the principal and interest on two promissory notes executed by us in favor of the law firm. Covington and Burling seeks damages in the amount of $918,209, which amount has been accrued, plus interest and counsel fees. We are seeking to settle this matter.

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

NOTE L – STOCK OPTIONS

We account for stock options issued to employees and directors in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants for employees and directors only if the current market price of the underlying stock exceeded the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period; compensation expense on variable stock option grants is estimated until the measurement date. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, we provide pro forma net loss and pro forma loss per share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We account for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows for the three-month and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002
Net loss:
As reported	$(3,171,098)	$(1,506,068)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(14,300)	(2,600)

Pro forma net loss	$(3,185,398)	$(1,508,668)

Basic and diluted net loss per share:
As reported	$(.05)	$(.02)
Pro forma	(.05)	(.03)

	Nine Months Ended September 30,
	2003	2002
Net loss:
As reported	$(4,253,527)	$(4,232,736)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(29,400)	(27,200)

Pro forma net loss	$(4,282,927)	$(4,259,936)

Basic and diluted net loss per share:
As reported	$(.07)	$(.07)
Pro forma	(.07)	(.08)

NOTE M – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on, and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for the three-month and nine-month periods ended September 30, 2003 and 2002 because our stock options and warrants (approximately 6,350,000 and 6,075,000 potential shares of Common Stock for the three-month and nine-month periods ended September 30, 2003, respectively, and approximately 5,663,000 and 5,562,000 potential shares of Common Stock for the three-month and nine-month periods ended September 30, 2002, respectively) would be antidilutive.

NOTE N – PATENTS AND OTHER INTANGIBLES

Patent costs are deferred pending the outcome of patent applications. Successful patent costs are amortized using the straight-line method over the lives of the patents. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. As of September 30, 2003, nine of our patents had issued in the U.S. and thirty-four had issued in various foreign countries. Various other patent applications are still pending. Such pending patents had a cost basis of $674,000 at September 30, 2003, and will be amortized over their useful lives once the patents are issued. Other intangibles are recorded at cost and are amortized over their estimated useful lives. Accumulated amortization on patents and other intangibles is $522,000 and $396,000 at September 30, 2003 and December 31, 2002, respectively.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of our business, or industry results, to be materially different from any future results, performance or activities expressed or implied by such forward-looking statements. These factors include: general economic and business conditions, our financial condition, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals for our products, litigation and other factors discussed in our various filings with the SEC, including Unigene’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Revenue for the three months ended September 30, 2003 decreased 86% to $118,000 from $826,000 in the comparable period in 2002. Revenue for the nine months ended September 30, 2003 increased 287% to $5,657,000 from $1,463,000 in the comparable period in 2002. Revenue for the three months ended September 30, 2003 consists primarily of licensing revenue from GSK and USL. The decrease in our development activities under the GSK agreement for the quarter ended September 30, 2003 was partially due to the variability of research requirements, but also in part due to our decreased responsibilities as the oral PTH program progresses and GSK’s responsibilities increase. There were no PTH sales to GSK for the quarter ended September 30, 2003 due to the fact that we have already supplied sufficient bulk PTH to GSK to meet their short term needs for upcoming studies. Revenue for the nine months ended September 30, 2003 includes a $3,000,000 milestone payment from USL in the second quarter, a $1,000,000 milestone payment from GSK in the first quarter as well as bulk PTH sales to GSK in the amount of $1,166,000. In 2002, we received a $2,000,000 up-front payment under an agreement for an oral PTH product licensed to GSK. We also received a $1,000,000 licensing-related milestone payment from GSK in 2002. These $3,000,000 in payments are being deferred in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101) and recognized as revenue over a 15-year period, which is our estimated performance period of the license agreement. Therefore, $50,000 and $150,000, respectively, of the initially deferred up-front and milestone payments from GSK were recognized as revenue during the three-month and nine-month periods ended September 30, 2003. Also in 2002, we received a $3,000,000 up-front payment under an agreement for a nasal calcitonin product licensed to USL. This $3,000,000 is being deferred in accordance with SAB 101 and recognized as revenue over a 19-year period, which is our estimated performance period of the license agreement. Therefore, $39,000 and $118,000, respectively, of the up-front payment from USL were recognized as revenue during the three-month and nine-month periods ended September 30, 2003. In September 2003 we received a $60,000 up-front payment for our nasal calcitonin license in Greece. This revenue is being deferred in accordance with SAB 101 and recognized as revenue over a 10-year period, which is our estimated performance period of the license agreement. Revenue for both the three-month and nine-month periods ended September 30, 2002 was primarily a result of our GSK development activities.

Research and development, our largest expense, increased 21% to $2,175,000 from $1,800,000 for the three months ended September 30, 2003, and increased 18% to $6,539,000 from $5,554,000 for the nine months ended September 30, 2003 as compared to the same periods in 2002. The three-month increases were primarily attributable to increased depreciation of approximately $79,000, production of approximately $237,000 and personnel costs of approximately $81,000, resulting from supporting development efforts of, or activities related to, our licensing partners. The nine-month increases were also due to increased depreciation of approximately $142,000, production of approximately $361,000 and personnel costs of approximately $214,000, as well as increased maintenance costs of approximately $93,000. Specifically, for the anticipated launch of our nasal calcitonin product in 2004 by USL, we have purchased filling, labeling and other equipment and we have constructed additional manufacturing space at our Boonton facility, increasing our depreciation and amortization expenses.

General and administrative expenses increased 12% to $752,000 from $673,000 for the three months ended September 30, 2003, and increased 6% to $2,304,000 from $2,174,000 for the nine months ended September 30, 2003 as compared to the same periods in 2002. The three-month and nine-month increases were primarily due to increased personnel costs of approximately $22,000 and $86,000, respectively, primarily to expand our regulatory department for future regulatory filings, as well as increased public relations costs of approximately $28,000 and $58,000, respectively, partially offset by decreased legal expenses of approximately $27,000 and $180,000, respectively. Legal expenses were higher in 2002 primarily due to the execution of the GSK license agreement and the settlement with Tail Wind.

Gain on the extinguishment of debt and related interest in 2002 results primarily from our April 9, 2002 settlement agreement with Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to us the $2,000,000 in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind’s purchase of the convertible debentures, which equaled $4,583,000 in the aggregate, including accrued interest and penalties in the amount of $2,583,000. In exchange, we issued to Tail Wind a $1,000,000 promissory note with a first security interest in our Fairfield, New Jersey building and equipment and 2,000,000 shares of Unigene common stock, which were placed in escrow. The note bears interest at a rate of 6% per annum, and principal and interest are due in February 2005. The shares were valued at $1,100,000 in the aggregate, based on our closing stock price on April 9, 2002. We therefore recognized a gain for accounting purposes of $2,443,000 on the extinguishment of debt and related interest in 2002.

Interest expense increased $10,000 or 3% in the third quarter of 2003 to $364,000 from $354,000 in the third quarter of 2002. The increase was due to higher balances in 2003 upon which interest is calculated, partially offset by reduced interest rates. Interest expense decreased 14% or $170,000 for the nine months ended September 30, 2003 to $1,077,000 from $1,247,000 as compared to the same period in 2002. Interest expense for 2002 included an annual interest rate of 20% due to our defaults on the Tail Wind debentures, which was reduced by the settlement with Tail Wind in April 2002 and replaced with a $1,000,000 promissory note accruing interest at 6% per annum. In addition, we had been accruing additional interest expense monthly in an amount equal to 2% of the outstanding principal amount of the 5% debentures as a penalty for the removal of our common stock from trading on the Nasdaq Stock Market. Both years were affected by the fact that in 2001 we did not make principal and interest payments on certain officers’ loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $479,000 for the first nine months of 2003 and $414,000 for the first nine months of 2002.

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

Due to the decrease in revenue from GSK and an increase in operating expenses, net loss for the three months ended September 30, 2003 increased 111% or approximately $1,665,000 to $3,171,000 from $1,506,000 for the corresponding period in 2002.

Due to the increase in revenue from USL and GSK, partially offset by the non-recurring 2002 gain on extinguishment of debt, increased operating expenses and the decrease in income tax benefit, net loss for the nine months ended September 30, 2003 decreased less than 1% or approximately $21,000 to $4,254,000 from $4,233,000 for the corresponding period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, Unigene had cash and cash equivalents of $1,063,000, a decrease of $1,161,000 from December 31, 2002.

We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GSK or USL agreements and through the sale of PTH to GSK and, if necessary, with the funds available through our financing with Fusion. We therefore expect to have sufficient financial resources for the next 12 months through these sources and/or through sales and royalties on the anticipated launch of our nasal calcitonin product in 2004. If we are unable to achieve these milestones, or are unable to achieve the milestones on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at September 30, 2003, had an accumulated deficit of approximately $98,000,000 and a working capital deficiency of approximately $17,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $10,000,000 to $11,000,000 per year. In addition, we have principal and interest obligations under the Tail Wind note, outstanding notes payable to the Levys, our executive officers, as well as obligations relating to our current and former joint ventures in China. As discussed in Note E to the financial statements, we have stockholder demand notes in default at September 30, 2003.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a $150,000,000 licensing agreement with GSK to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis, of which an aggregate of $4,000,000 in up-front and milestone payments has been received. We have also received an additional $3,500,000 from GSK for PTH sales and in support of our PTH development activities through September 30, 2003. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002, and we received an additional $1,000,000 milestone payment in January 2003. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, once commercialized. GSK could make additional milestone payments in the aggregate amount of $146,000,000 subject to the progress of the compound through clinical development and through to the market.

In November 2002, we signed a $10,000,000 exclusive U.S. licensing agreement with USL to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 in 2002 from USL and are eligible to receive milestone payments up to $7,000,000 and royalty payments on product sales. In the second quarter of 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. For this product, we believe that FDA approval may take approximately 12 months from the filing of the NDA. However, during this review process additional questions or concerns may be raised by the FDA which could delay the product release. It is also possible that our NDA could be challenged, thereby delaying our marketing efforts. We will be responsible for manufacturing the product and will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide.

Our future ability to generate cash from operations will depend primarily in the short-term upon the achievement of milestones in the GSK and USL agreements and through the sale of PTH to GSK and, in the long-term, by receiving royalties from the sale of our licensed products. We have licensed distributors in Greece for our nasal calcitonin product and in the United Kingdom, Ireland and Israel for our injectable product. However, these agreements have not produced significant revenues. In June 2000, we entered into an agreement in China with SPG to manufacture and market our injectable and nasal calcitonin products. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other oral peptides. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products.

We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of various peptide products for the treatment of osteoporosis, including nasal and oral calcitonin and oral PTH. In general, we seek to develop the basic product and then license the product to an established pharmaceutical company to complete the development, clinical trials and regulatory process. As a result, we will not control the nature, timing or cost of bringing our products to market. Each of these products is in various stages of completion. For nasal calcitonin, we filed an Investigational New Drug application (IND) with the FDA in February 2000 and successfully completed human studies using our product. A license agreement was signed in November 2002 with USL and an NDA was filed with the FDA in March 2003. The NDA was accepted for review by the FDA in May 2003. Contingent upon receipt of FDA approval, USL will market nasal calcitonin in the U.S. and we believe that this product could be on the market in 2004. It is also possible that our NDA could be challenged, delaying our marketing efforts. For oral calcitonin, Pfizer terminated its license agreement with us in March 2001 and as a result we are seeking a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. We expect that the costs of these trials would be borne by our future licensee due to our limited financial resources. Because multiple clinical trials are still necessary for our oral calcitonin product, the product launch would take at least several years. PTH is in very early stages of development and it is too early to speculate on the probability or timing of a marketable product using our PTH. A license agreement for the product was signed with GSK in April 2002. Due to our limited financial resources, the delay in achieving milestones in our existing GSK and USL agreements, or in signing new license or distribution agreements for our products, or the delay in obtaining regulatory approvals for our products would have an adverse effect on our operations and our cash flow.

We have a number of future payment obligations under various agreements. They are summarized at September 30, 2003 as follows:

Contractual Obligations	Total	2003	2004	2005	2006	Thereafter
Chinese joint venture agreements (SPG and Qingdao)	$1,012,500	15,000	427,500	60,000	510,000	–
Tail Wind Note	977,686	–	–	977,686	–	–
Notes payable – stockholders	11,273,323	11,273,323	–	–	–	–
Capital leases	430,846	41,933	167,733	221,180	–	–
Operating leases	2,142,639	56,284	224,327	222,910	212,269	1,426,849
Executive compensation	93,750	93,750	–	–	–	–
Notes payable – other	800,000	800,000	–	–	–	–

Total Contractual Obligations	16,730,744	12,280,290	819,560	1,481,776	722,269	1,426,849

We maintain our peptide production facility on leased premises in Boonton, New Jersey. We began production under cGMP guidelines at this facility in 1996. The lease was renewed in May 2003 and now expires in 2014. We have another ten-year renewal option under the lease, as well as an option to purchase the facility. During the first nine months of 2003, we invested approximately $897,000 in fixed assets and leasehold improvements. Currently, we have no material commitments outstanding for capital expenditures relating to our office and laboratory facility in Fairfield, New Jersey. We have capital commitments relating to the Boonton facility in the approximate amount of $66,000 in order to expand our filling line in anticipation of the launch of our nasal calcitonin product.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA (which was filed in September 2003) and up to an additional $495,000 in cash within two years thereafter. Approvals of NDAs in China may require approximately 12-18 months. However, these amounts may be reduced or offset by our share of the entity’s profits, if any. As of September 30, 2003, we contributed $37,500 to the existing joint venture. The existing joint venture began operations in March 2002.

In addition, we are obligated to pay to Qingdao an aggregate of $350,000 in monthly principal installment payments of $5,000 in order to terminate our former joint venture in China, of which $150,000 is remaining as of September 30, 2003. We recognized the entire $350,000 obligation as an expense in 2000.

Pursuant to the terms of the April 2002 settlement agreement, Tail Wind surrendered to us the $2,000,000 principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind’s purchase of the convertible debentures, which were approximately $4,500,000 including accrued interest and penalties in the approximate amount of $2,500,000 . In exchange, we issued to Tail Wind a $1,000,000 promissory note secured by our

Fairfield, New Jersey building and equipment and 2,000,000 shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005.

To satisfy our short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to us. We repaid $100,000 in loans to Jay Levy in January 2003. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $479,000, and total interest expense on all Levy loans was approximately $961,000 for the nine months ended September 30, 2003. As of September 30, 2003, total accrued interest on all Levy loans was approximately $4,209,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $11,273,323. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

Under our new agreement with Fusion, we have the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day during the term of the agreement $30,000 of our common stock up to an aggregate of $15,000,000. See Note H to our financial statements. The Board of Directors has authorized the sale to Fusion of up to 13,500,000 shares of Unigene common stock under this agreement. Under our original agreement with Fusion which was signed in 2001, from May 18, 2001 through September 30, 2003, we have received $7,215,177 through the sale of 17,423,038 shares to Fusion, before cash expenses of approximately $739,000. We have elected to reduce our sales of common stock to Fusion below the maximum level under the original agreement due to the share price of our common stock and our desire to keep dilution to a minimum. Our ability to realize additional funds will depend on our continuing compliance with the new Fusion agreement. Our new agreement with Fusion expires in November 2005, unless we decide to terminate earlier.

The extent to which we intend to utilize Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the achievement of milestones and the generation of sales through our existing agreements, or by entering into new licensing agreements or the sale of bulk calcitonin, both of which we are actively exploring. If we are unable to achieve milestones or sales under our existing agreements or enter into a new significant revenue generating license or other arrangement in the near term, we would need either to utilize Fusion or secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product or another peptide product in the U.S. and abroad. However, it is uncertain whether or not any of our products will be approved or will be commercially successful. In addition, the commercialization of an oral peptide product may require us to incur additional capital expenditures to expand or upgrade our manufacturing operations. We cannot determine either the cost or the timing of such capital expenditures at this time.

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

Revenue Recognition: Revenue from the sale of product is recognized upon shipment to the customer. Such revenues generally do not involve difficult, subjective or complex judgments. Non-refundable milestone payments that represent the completion of a separate earnings process and a significant step in the research and development process are recognized as revenue when earned if they meet the definition of SAB 101. This sometimes requires management to judge whether or not a milestone has been met, and when it should be recognized in the financial statements. Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the life of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. In addition, EITF-0021 requires companies to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF 00-21 has not had a material impact on the financial statements to date.

Accounting for Stock Options: We account for stock options granted to employees and directors in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. We account for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock.

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

The information below summarizes our market risks associated with debt obligations as of September 30, 2003. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Variable interest rates disclosed represent the rates at September 30, 2003. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

	Carrying Amount	Year of Maturity
		2003	2004	2005	2006
Notes payable – stockholders	$3,693,323	3,693,323	–	–	–
Variable interest rate (1)	10.5%	–	–	–	–
Notes payable – stockholders	$5,710,000	5,710,000	–	–	–
Variable interest rate	5.5%	–	–	–	–
Notes payable – stockholders	$1,870,000	1,870,000	–	–	–
Fixed interest rate (2)	11%	–	–	–	–
Note payable – other	$300,000	300,000	–	–	–
Fixed interest rate	6%
Note payable – other	$500,000	500,000	–	–	–
Fixed interest rate (3)	12%
Tail Wind note	$977,686	–	–	977,686	–
Fixed interest rate	6%
Capital leases	$430,846	41,933	167,733	221,180	–
Fixed interest rate	13% -16%

(1)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the variable interest rate on these notes has increased from the Merrill Lynch Margin Loan Rate plus .25% to the Merrill Lynch Margin Loan Rate plus 5.25%.

(2)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the fixed interest rate on these notes has increased from 6% to 11%.

(3)	Due to the fact that we did not make principal and interest payments on our note payable – other when due, the fixed interest rate on this note has increased from 8% to 12%.

Item 4.    Controls and Procedures

(a)	Within 90 days prior to the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

(b)	In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On July 16, 2003, we were named in a lawsuit filed in the Superior Court of the District of Columbia by Covington and Burling, our former attorneys. Service of process in the case was concluded on August 5, 2003, and we responded to the suit on August 25, 2003. Covington and Burling alleges that we failed to pay certain statements rendered by the law firm for legal services and costs advanced and that we failed to pay the principal and interest on two promissory notes executed by us in favor of the law firm. Covington and Burling seeks damages in the amount of $918,209, which amount has been accrued, plus interest and counsel fees. We are seeking to settle this matter.

Item 3.    Defaults Upon Senior Securities

See description of notes payable to stockholders in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

Number	Description

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Jay Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Jay Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIGENE LABORATORIES, INC.

(Registrant)

November 14, 2003	/s/ Warren P. Levy

Warren P. Levy, President (Chief Executive Officer)

November 14, 2003	/s/ Jay Levy

Jay Levy, Treasurer (Chief Financial Officer and Chief Accounting Officer)