Form 10-K
period 2003-12-31
UNIGENE LABORATORIES INC
filed 2004-03-30
CIK 352747

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Aggregate market value as of June 30, 2003: $44,490,504

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. Common Stock, $.01 Par Value—75,238,099 shares as of March 1, 2004.

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

PART III: Definitive Proxy Statement of Unigene Laboratories, Inc., to be filed in connection with the Annual Meeting of Stockholders to be held on June 3, 2004.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in the items captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of our business, or industry results, to be materially different from any future results, performance or activities expressed or implied by the forward-looking statements. These factors include: general economic and business conditions, our financial condition, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals for our products, litigation, and other factors discussed in this Form 10-K.

Item 1. Business

Overview

Unigene is a biopharmaceutical company engaged in the research, production and delivery of small proteins, referred to as peptides, that have demonstrated or may have potential medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream. Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. We have licensed worldwide rights to our manufacturing and delivery technologies for oral parathyroid hormone, which we refer to as PTH, to GlaxoSmithKline, or GSK. We have also licensed in the U.S. our nasal calcitonin product, which we have trademarked as Fortical®, to Upsher-Smith Laboratories, Inc., or USL. Both of these products are being developed for the treatment of osteoporosis. We have an injectable calcitonin product that is approved for sale in the European Union and in Switzerland for osteoporosis indications. We have the facilities, subject to our continuing ability to remain in compliance with current Good Manufacturing Practice guidelines, referred to as cGMP, and the technology for manufacturing calcitonin and PTH.

Our Accomplishments

Among our major accomplishments are:

•	Development of a Proprietary Peptide Production Process. One of our principal scientific accomplishments is our success in developing a highly efficient biotechnology-based peptide production process. Several patents relating to this process have issued. We believe that these proprietary processes are key steps in the more efficient and economical commercial production of medically useful peptides. Many of these peptides cannot be produced at a reasonable cost in sufficient quantities for human testing or commercial use by currently available production processes. We have constructed and are operating a manufacturing facility employing this process to produce PTH and calcitonin, and we have also produced laboratory-scale quantities of several other peptides.

•	Development and Licensing of Proprietary Technology for Oral Delivery. We have developed and patented an oral formulation that has successfully delivered calcitonin into the bloodstream of human subjects. With our collaborators, we have shown in several human studies that this formulation can deliver significant quantities of the peptide into the human bloodstream. We believe that the components of our patented oral product also can enable the delivery of other peptides and we have initiated studies to investigate this possibility internally and in collaboration with others. During 2001, we reported successful oral delivery in animal studies of various peptides including PTH for the treatment of osteoporosis and insulin for the treatment of diabetes. During 2002, we licensed rights to our manufacturing and delivery technologies for oral PTH to GSK.

•

Development and Licensing of Proprietary Technology for Nasal Delivery. We have developed and patented a nasal calcitonin formulation that, in human studies, demonstrated similar blood levels to an existing nasal calcitonin product and also demonstrated both a decrease in bone loss, as measured by several industry accepted blood markers, and an increase in bone mineral density. During 2002, we licensed U.S. rights to our nasal calcitonin product, Fortical, to USL. We filed a new drug application, or NDA, for Fortical in March 2003 and the NDA was accepted for review by the FDA in May 2003. In January 2004 we announced the receipt of an approvable letter from the FDA. The letter is an official communication from the FDA indicating that the agency is prepared to approve the NDA upon the finalization of the labeling and the resolution of specific remaining issues, including the submission of additional information and data.

However, during this review process additional questions or concerns may be raised by the FDA which could delay product approval. We believe that FDA approval for this product could occur later in 2004. A Citizen’s Petition, which typically requests the FDA to reconsider its decisions, was filed on January 9, 2004 on behalf of an anonymous party subsequent to the announcement of our receipt of the FDA approvable letter. Using certain assumptions, the petition questioned the FDA’s ability to grant approval for any recombinant calcitonin product that primarily relies on clinical markers of bone cell activity. We believe that all of the issues raised in the petition have been thoroughly considered by the FDA and that accordingly, the petition is wholly without merit.

These patented manufacturing and delivery technologies form the basis of our business strategy. The potential pharmaceutical products that we are developing use one or, in most cases, two of these technologies. Our oral calcitonin and oral PTH products would utilize our peptide production process as well as our oral delivery system for peptides. These products are currently in development and, if approved, they most likely would be introduced into the market years after our nasal calcitonin product.

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

GlaxoSmithKline License Agreement. In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development activities, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, in January 2003 we received a $1,000,000 milestone payment from GSK in acknowledgment of the performance demonstrated by our oral PTH formulation in animal studies. GSK could make additional milestone payments in the aggregate amount of up to $146,000,000, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product. The royalty rate will be increased if certain sales milestones are achieved. During 2002, we recognized an aggregate of $1,587,000 in revenue from our GSK development activities and $712,000 from the sale of bulk PTH under a separate supply agreement with GSK. During 2003, in addition to the aforementioned $1,000,000 milestone, we recognized an aggregate of $306,000 in revenue from our GSK development activities and $1,166,000 from the sale of bulk PTH to GSK. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. Revenue for the years ended December 31, 2003 and December 31, 2002 includes the recognition of $200,000 and $150,000, respectively, of licensing revenue from GSK. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

•	Upsher-Smith Laboratories License Agreement. In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002 and during 2003 we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. In addition, we are eligible to receive milestone payments of $4,000,000 and royalty payments on product sales. We will be responsible for manufacturing the product and will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. Revenue for the years ended December 31, 2003 and December 31, 2002 includes the recognition of $158,000 and $13,000, respectively, of licensing revenue from USL. This agreement may be terminated by either party due to a breach of any material provision of the agreement not cured within 60 days. We may terminate in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

•

China Joint Venture. In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group, or SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in

China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. Approvals of NDAs in China may require approximately 12-18 months or more. In addition, brief local human trials may be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The existing joint venture began operations in March 2002; sales of the injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. The existing joint venture’s net loss for the period ended December 31, 2003 was immaterial to our overall results of operations. Our investment in the existing joint venture has been immaterial to date.

•	Other License or Distribution Arrangements. In addition to the joint venture with SPG, we have entered into distribution agreements for our nasal calcitonin product in Greece and for our injectable calcitonin product in the United Kingdom, Ireland and Israel. We continue to seek other licensing or distribution agreements with pharmaceutical companies for our oral, injectable and nasal calcitonin products as well as for other oral peptides. However, we may not be successful in the efforts to sign any additional revenue generating agreements and any new or existing agreements may not be successful in generating significant revenue.

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

Our calcitonin and PTH products have potential applications in the treatment of osteoporosis. If we are successful in obtaining approval for any of these products, we would compete with major pharmaceutical companies. These competitors can devote considerably greater financial resources to these activities. Major companies with products in the field of osteoporosis include Novartis, Wyeth, Merck, Eli Lilly, Aventis and Procter and Gamble. We believe that we may be able to compete with these companies due to our collaborations with GSK and USL. We believe that success in competing with others in the biotechnology industry will be based primarily upon scientific expertise and technological superiority. We also believe that success will be based on the ability to identify and to pursue scientifically feasible and commercially viable opportunities and to obtain proprietary protection for research achievements. Our success will further depend on our ability to obtain adequate funding and on developing, testing, protecting, producing and marketing products and obtaining their timely regulatory approval.

We are always at risk that others may develop superior processes or products that would render our processes or products noncompetitive or obsolete.

Product Manufacture

We have been producing calcitonin since 1992. We constructed a cGMP facility for the production of calcitonin at leased premises located in Boonton, New Jersey. The facility began producing calcitonin under cGMP guidelines in 1996. The facility also produces our proprietary amidating enzyme for use in producing calcitonin as well as PTH. The current production level of the facility is approximately five kilograms of bulk calcitonin or PTH per year. We believe that our facility’s current capacity will be sufficient to launch Fortical. The facility also contains a filling line to fill and label the nasal calcitonin product.

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

We are following conventional procedures to secure the approval of the facility by regulatory agencies to allow us to manufacture peptides for human use. European health authorities inspected the facility in connection with the filing of our injectable calcitonin dossier and found it to be in compliance with the then-current European good manufacturing practice guidelines, and we passed a pre-approval inspection conducted by the FDA for Fortical. However, there is always the risk that our operations might not remain in compliance or that approval by other agencies will not be obtained.

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

Development of a Nasal Calcitonin Product

A major pharmaceutical company received FDA approval in 1995 for the marketing of a nasally administered calcitonin product, which has substantially increased sales of calcitonin products in the U.S. During 1999, we completed preliminary human studies for our proprietary nasal calcitonin product. In January 2000, we filed an Investigational New Drug Application with the FDA to begin human testing of our nasal product as a treatment for osteoporosis. We filed a patent application for our nasal calcitonin product in February 2000 and the patent issued in August 2002. In February 2000, we began U.S. human studies. In December 2000, we successfully completed a human study demonstrating similar blood levels between our product and that of an existing nasal calcitonin product. We successfully completed a second human study which showed a rapid and persistent reduction in bone loss as measured by several accepted blood markers. A substance in the bloodstream that measures the rate of bone loss in the tested subjects decreased by an average of over 40% in the first month of the study, and that reduction was maintained throughout the three-month dosing period during which the measurements were taken. In addition, statistically significant increases in bone mineral density were shown at the spine and hip. In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL and during 2003 we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. We are eligible to receive additional milestone payments of $4,000,000 and royalty payments on product sales. We will be responsible for manufacturing the product and, subject to FDA approval, will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide. However, we may not be successful in our efforts to obtain the approval of the FDA and other governmental entities for Fortical, or to manufacture and sell the product. This agreement is subject to certain termination provisions. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. Revenue for the year ended December 31, 2003 also includes the recognition of $158,000 of licensing revenue from USL.

Development of an Oral PTH Product

PTH is a natural peptide involved in the regulation of bone formation. A third-party has conducted studies with an analog of PTH demonstrating the ability to build new bone and has launched an injectable PTH product in the U.S. PTH is the first of a new class of bone building agents for the treatment of osteoporosis. It may ultimately be used in combination with other currently available osteoporosis drugs, which principally act to prevent further bone loss. Employing the same animal model that we used successfully to demonstrate the oral delivery of calcitonin, we were able to achieve significant blood levels of PTH in 2001. We believe that this achievement could allow for the development of a commercially viable oral product that can deliver therapeutic doses of PTH.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development activities, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis, of which an aggregate of $4,000,000 in up-front and milestone payments has been received. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, in January 2003 we received a $1,000,000 milestone payment from GSK in acknowledgement of the performance demonstrated by our oral PTH formulation in animal studies. GSK could make additional milestone payments in the aggregate amount of up to $146,000,000, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and GSK will pay us a royalty on its worldwide sales of the product. From April 2002 through December 31, 2003, in addition to the aforementioned milestones, we have recognized an aggregate of $1,893,000 in revenue for our GSK development activities and $1,878,000 from the sale of bulk PTH under a supply agreement. Revenue for the year ended December 31, 2003 also includes the recognition of $200,000 of licensing revenue from GSK. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. However, we may not be successful in our efforts to obtain the approval of the FDA and other government entities for our oral PTH product or to manufacture and sell the product. This agreement is subject to certain termination provisions.

Regulatory Approval of Our Injectable Calcitonin Product

In January 1999, we received approval from the European Committee for Proprietary Medicinal Products, referred to as the CPMP, to market Forcaltonin, our injectable calcitonin product, in all 15 member states of the European Union as a treatment for Paget’s disease and for hypercalcemia. The active ingredient for this product is manufactured at our facility. We began to market this product in Europe for these indications in 1999. Sales through 2003 have been insignificant. In 2001, we received an approval in Switzerland for our injectable calcitonin product that includes an osteoporosis indication. In November 2002, the CPMP completed its review of all calcitonin products currently marketed in the European Union, including all injectable and nasal formulations, and recommended revisions to and harmonization of the authorized indications for these products. Authorized indications for injectable calcitonin products now include the prevention of acute bone loss in men or women due to sudden immobilization (such as for patients with recent osteoporotic fractures) while nasal calcitonin products are indicated for the treatment of established post-menopausal osteoporosis to prevent vertebral fractures. In June 2003 we received notification from European regulatory authorities granting the above-mentioned osteoporosis indication for Forcaltonin.

Regulatory authorities in many non-European Union countries can reference the approved European Union or Swiss dossiers in order to reduce the requirements needed to obtain their national approvals for the products, which we believe could significantly reduce the registration requirements for injectable calcitonin in certain other countries, thereby speeding up product launch. We believe that our abbreviated clinical program, which was developed after consultation with the FDA, would be sufficient to satisfy approval requirements in the U.S. and other countries. Accordingly, we expect that the review process for our injectable calcitonin product in such countries may be shorter than that typically associated with a new drug submission for numerous reasons:

•	The active ingredient is structurally identical to and indistinguishable from the active ingredient in products already approved by many regulatory agencies;

•	The formulation is essentially similar to the formulations used in already approved products; and

•	The human trial program that was accepted by the FDA is relatively brief and involved small numbers of subjects. As a result, the amount of information that must be reviewed is far less than would have been compiled for the lengthier trials required for a typical new drug submission.

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

In July 1997, we entered into an agreement under which we granted to the Parke-Davis division of Warner-Lambert Company (which merged with Pfizer in June 2000), a worldwide license to make, use and sell oral calcitonin. Under this agreement, Pfizer had the ability to terminate the license if (1) a product containing calcitonin manufactured by Unigene was disapproved in the U.S. or Europe; (2) peak blood levels were too low; (3) the product was infeasible for scientific or technical reasons; (4) we were declared bankrupt or insolvent; (5) there was an uncured material breach; or (6) Pfizer could not meet at least 25% of its sales projections.

During 1999, together with Pfizer, we successfully concluded two pilot human studies using an oral calcitonin formulation manufactured by Warner-Lambert. Both studies showed significant measurable blood levels of calcitonin. In December 1999, Warner-Lambert filed an Investigational NDA with the FDA for the conduct of human trials in the U.S. of our oral calcitonin product as a treatment for osteoporosis. Pfizer began a Phase I/II human study in April 2000 and patient dosing for this study was completed in December 2000. Pfizer analyzed the results of the study and informed us in March 2001 that the study did not achieve Pfizer’s desired results related to measurement of bone marker activity. Pfizer terminated the license agreement for scientific reasons citing this conclusion. We believe that this study, in which an FDA approved product, nasal calcitonin, also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral calcitonin product. We also believe that the results would have been more favorable if patients in the study had received calcium supplementation, in addition to the calcitonin. Therefore, we intend to continue the development of our oral calcitonin product as a treatment for osteoporosis, and we are seeking licensees for this product in the U.S. and other countries. In addition, due to the termination of the Pfizer agreement, we no longer have restrictions on selling bulk calcitonin and rights to all technologies and information developed in the course of the collaboration have reverted to us. There are no continuing commitments to Pfizer.

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

Patents and Proprietary Technology

We have filed a number of applications for U.S. patents relating to our proprietary peptide manufacturing process and our delivery technologies. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021. To date, the following eleven U.S. patents have issued:

•	a patent covering Immunization By Immunogenic Implant, a method for producing antibodies for developing diagnostic medical tests

•	three patents related to the Alpha-Amidation Enzyme and its use in manufacturing peptides

•	three patents covering improvements in our manufacturing technology

•	three patents covering oral delivery of peptides

•	a patent covering our nasal calcitonin formulation

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

We also believe that our nasal formulation patent gives us a competitive advantage by enabling us to deliver the desired amount of calcitonin without requiring the presence of compounds that have been shown to cause irritation to the lining of the nasal cavity.

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

Other applications are pending. We also have made filings in selected foreign countries, and thirty-four foreign patents have issued. However, our pending applications may not issue as patents and our issued patents may not provide us with significant competitive advantages. Furthermore, our competitors may independently develop or obtain similar or superior technologies.

Although we believe our patents and patent applications are valid, the invalidity or unenforceability of one or more of our key patents could have a significant adverse effect upon our business. Detecting and proving infringement generally is more difficult with process patents than with product patents. In addition, a process patent’s value is diminished if others have patented the product that can be produced using the process. Under these circumstances, we would require the cooperation of, and likely be required to share royalties with, the product patent holder or its sublicensees in order to make and sell the product. In addition, the patent holder can refuse to license the product to us.

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

Employees

As of March 1, 2004 we had sixty-six full-time employees. Twenty-one were engaged in research, development and regulatory activities, thirty-four were engaged in production activities and eleven were engaged in general and administrative functions. Eight of our employees hold Ph.D. degrees. Our employees are experts in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; and quality control. None of our employees is covered by a collective bargaining agreement. Warren P. Levy, President and Ronald S. Levy, Executive Vice President, both executive officers and directors, have signed employment agreements with us.

Research and Development

We have established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral and nasal delivery technologies to the development of proprietary products and processes. Approximately 83% of our employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. We spent $9.0 million on research activities in 2003, $8.1 million in 2002, and $9.1 million in 2001.

Properties

We own a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey.

Our 32,000 square foot cGMP production facility, of which 20,000 square feet are currently being used for the production of calcitonin and PTH and can be used for the production of other peptides, was constructed in a building located in Boonton, New Jersey. We lease the facility under a lease which began in February 1994. The current lease was renewed in 2003 and now expires in 2014. We have a 10-year renewal option under the operating lease, as well as an option to purchase the facility which is based on fair market value at the time of purchase.

Litigation

On July 16, 2003, we were named in a lawsuit filed in the Superior Court of the District of Columbia by Covington and Burling, our former attorneys. Service of process in the case was concluded on August 5, 2003, and we responded to the suit on August 25, 2003. Covington and Burling alleged that we failed to pay certain statements rendered by the law firm for legal services and costs advanced and that we failed to pay the principal and interest on two promissory notes executed by us in favor of the law firm. Covington and Burling sought damages in the amount of $918,209, which amount has been accrued, plus interest and counsel fees. On December 18, 2003 we entered into a settlement agreement with Covington and Burling. Under the agreement, any payments that we make to Covington and Burling before December 31, 2004 will reduce our total obligation of $1,098,000, consisting of principal and interest, by a multiple of the amount of the payment (multiples range from 1.46 to 1.19 depending on the month of payment). Until the obligation is paid in full, we have agreed to remit to Covington and Burling certain percentages or dollar amounts of funds we receive from licensing or financing arrangements and Covington and Burling has received a security interest in certain of our assets.

Fusion Financing

On October 9, 2003, we entered into a new common stock purchase agreement, as amended, with Fusion Capital Fund II, LLC under which Fusion agreed to purchase, subject to Unigene’s right to reduce or suspend these purchases, on each trading day during the term of the agreement, $30,000 of our common stock up to an aggregate of $15,000,000. The $15,000,000 of common stock can be purchased over a 25 month period subject to earlier termination at our discretion. The purchase price for these shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $0.20 per share. The purchase price per share is equal to the lesser of the lowest sale price of our common stock on the purchase date or the average of the three lowest closing sale prices of our common stock during the twelve consecutive trading days prior to the date of purchase by Fusion. We have authorized the issuance of up to 14,750,000 shares of our common stock to Fusion Capital under the common stock purchase agreement, all of which we have registered, consisting of 1,000,000 shares of our common stock issued as a commitment fee, 250,000 shares of our common stock to be issued upon the exercise of a warrant issued as a commitment fee and up to 13,500,000 shares of our common stock that Fusion may purchase from us pursuant to the common stock purchase agreement. We have the unconditional right to suspend purchases at any time for any reason effective upon one trading day’s notice. We also have the unconditional right at any time for any reason to give notice to Fusion terminating the common stock purchase agreement. Fusion may terminate the common stock purchase agreement upon the occurrence of any of the following events of default: the effectiveness of the registration statement lapses or is unavailable to Fusion, suspension by the OTC Bulletin Board of our common stock from trading, the delisting of our common stock from our principal market, any material breach of the agreement, a default by us of any payment obligation in excess of $1,000,000 or any insolvency or bankruptcy proceedings.

From December 1, 2003 through March 1, 2004, under our new Fusion financing, we have received approximately $1,500,000 through the sale of 2,124,952 shares of common stock to Fusion. Under our first financing with Fusion, from May 2001 through November 2003, we have received approximately $8,955,000 through the sale of 21,000,000 shares of common stock to Fusion, before cash expenses of approximately $965,000.

In December 2000, we issued a five-year warrant to purchase 373,002 shares of Unigene common stock at $1.126 per share to our investment banker as a fee in connection with the first Fusion financing agreement.

Fusion has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement.

Availability of Reports

Our Internet website address is www.unigene.com. The contents of our website are not part of this annual report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and all amendments to those reports and statements filed by us with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. The SEC also maintains a website at http://www.sec.gov where such information is available.

Risk Factors

Our business is subject to the following risk factors:

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at December 31, 2003, we had an accumulated deficit of approximately $102,000,000. Our gross revenues for the years ended December 31, 2003, 2002 and 2001 were $6,024,000, $2,658,000, and $865,000, respectively. However, our revenues have not been sufficient to sustain our operations. Revenue for 2003 consisted primarily of milestone payments from USL and GSK and PTH sales to GSK. Revenue for 2002 consisted primarily of revenue from GSK for our development activities and for sales of bulk PTH. Revenue for 2001 consisted primarily of bulk calcitonin sales and the recognition of previously deferred revenue as a result of the termination of our license agreement with Pfizer, as a result of a $3,000,000 up-front payment we received in 1997. As of March 1, 2004, we have two material revenue generating license agreements. Our injectable calcitonin product has been approved for commercial sale in a number of European countries, but we do not anticipate that these sales will produce significant revenues in the near-term. During the years ended December 31, 2003, 2002 and 2001, we have incurred losses from operations of $6,224,000, $8,496,000, and $10,957,000, respectively. Our net losses for the years ended December 31, 2003, 2002 and 2001 were $7,397,000, $6,337,000, and $12,472,000, respectively. We believe that to achieve profitability we will require at least the successful commercialization of our nasal calcitonin or oral PTH products or another oral peptide product in the U.S. and abroad. We might never be profitable.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the financial statements for each of the years ended December 31, 2003, 2002 and 2001 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will require additional funding to sustain our operations, and our ability to secure additional financing is uncertain.

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

•	our ability to obtain FDA approval for Fortical;

•	the achievement of milestones in our GSK and USL agreements;

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	our ability to sell and market our products;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in expanding and maintaining our production facility;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the potential need to develop, acquire or license new technologies and products;

•	the continued ability to refinance demand loans from Jay Levy, Ronald Levy and Warren Levy;

•	and other factors beyond our control.

We had cash flow deficits from operations of $4,632,000, $1,315,000 and $7,122,000 for the years ended December 31, 2003, 2002 and 2001, respectively. We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GSK and USL agreements, through the sale of PTH to GSK, and through sales of Fortical after FDA approval. However, if we are unable to obtain FDA approval or achieve these milestones and sales, or are unable to obtain FDA approval or achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations. Our first agreement with Fusion has provided us with some cash to fund our operations, but it alone has not been sufficient to satisfy all of our working capital needs. From May 2001 through November 2003 we have raised a total of $8,955,418 through the sale of 21,000,000 shares of our common stock to Fusion, before cash expenses of approximately $965,000. From December 1, 2003 through March 1, 2004, under our new Fusion financing, we have received approximately $1,500,000 through the sale of 2,124,952 shares of common stock to Fusion. The extent to which we intend to rely on Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through achieving milestones and generating sales through our existing agreements, or through entering into new licensing agreements or the sale of bulk calcitonin, both of which we are actively exploring. Our more recent agreement with Fusion expires in November 2005 unless terminated sooner. If we are unable to achieve milestones or sales under our existing agreements or enter into a significant revenue generating research, license or distribution agreement or financing arrangement, we would need to significantly curtail our operations. We also could consider a sale or merger of Unigene.

We may need additional funds from financing or other sources to fully implement our business, operating and development plans. We have the right to receive up to $30,000 per trading day under the current agreement with Fusion unless our stock price equals or exceeds $0.80, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. However, we may elect to reduce or suspend our sales of common stock to Fusion if we feel that the share price of our common stock is too low, and due to our desire to keep dilution to a minimum. Fusion does not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.20. We initially registered 14,750,000 shares of our common stock for sale by Fusion. Therefore, the selling price of the 13,500,000 shares (excluding the 1,000,000 commitment shares and the 250,000 shares underlying the warrant issued to Fusion) of our common stock to be purchased by Fusion will have to average at least $1.12 per share for us to receive the maximum proceeds of $15,000,000 without registering additional shares of common stock. From January 1, 2004 through March 1, 2004 we have received approximately $1,500,000 through the sale of 2,124,952 shares of common stock to Fusion. Assuming a purchase price of $0.78 per share (the closing sale price of the common stock on March 1, 2004) and the purchase by Fusion of the remaining 11,375,048 shares under the common stock purchase agreement, gross proceeds to us would only be $8,873,000 unless we choose to register more than 13,500,000 shares, which we have the right, but not the obligation, to do. In addition, Fusion has the right to terminate the agreement if an event of default under the agreement occurs.

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

Some of our executives have made loans to us, some of which are in default, and are entitled to remedies available to a secured creditor, which gives them a priority over the holders of our common stock. We also granted similar rights to The Tail Wind Fund, Ltd. and Covington and Burling.

Some of our executives have made loans to us under promissory notes in the aggregate amount of $11,273,323, of which a total of $5,563,323 is in default. Our obligations under these promissory notes are secured by, among other things, mortgages upon all of the real property we own and pledges of substantially all of our assets. If we become insolvent or are liquidated, or if payment under the promissory notes is accelerated, the holders of the promissory notes will be entitled to exercise the remedies available to a secured lender under applicable law which would entitle them to full repayment before any funds could be paid to our shareholders. In addition, we issued to Tail Wind a $1,000,000 secured promissory note due in February 2005. Our obligation to repay the note is secured by, among other things, a mortgage on the real property we own and pledges of our fixed assets in Fairfield, New Jersey. Our $1,000,000 obligation to Covington and Burling is also secured by our personal property and other assets. If a default occurs under any of the notes or security documents, Tail Wind and Covington and Burling would be entitled to remedies generally available to a secured lender, which would entitle Tail Wind and Covington and Burling to full payment before any funds could be paid to our shareholders.

Most of our products are in early stages of development and we may not be successful in our efforts to develop a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations.

Our success depends on our ability to commercialize a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations. Most of our products are in early stages of development and we may never develop a calcitonin, PTH or other peptide product that makes us profitable. We have a contractual joint venture with SPG, which may continue to generate losses and may never be profitable. Our ability to achieve profitability is dependent on a number of factors, including our ability to complete development efforts, obtain regulatory approval for our product candidates, and commercialize successfully those product candidates or our technologies. We believe that the development of more desirable formulations is essential to expand consumer acceptance of peptide pharmaceutical products. However, we may not be successful in our development efforts, or other companies may develop such products, or superior products, before we do.

We may not be successful in our efforts to gain regulatory approval for our products and, if approved, the approval may not be on a timely basis.

Even if we are successful in our development efforts, we may not be able to obtain the necessary regulatory approval for our products. The FDA must approve the commercial manufacture and sale of pharmaceutical products in the U.S. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the U.S. We entered into a contractual joint venture agreement in China with SPG. The contractual joint venture may not be able to obtain regulatory approval in China. Although we have received regulatory approval in the European Union and Switzerland for the sale of our injectable calcitonin product, none of our products have been approved for sale in the U.S., and our products may never receive the approvals necessary for commercialization. We must conduct further human testing on certain of our products before they can be approved for commercial sale. Any delay in receiving, or failure to receive, these approvals would adversely affect our ability to generate product revenues.

All of our clinical trials for nasal calcitonin have been completed although, as with any pharmaceutical application, the FDA could require additional trials as a condition to marketing approval which could delay the product release or, if such studies were unsuccessful, the FDA could reject the product. An NDA was filed in March 2003. The FDA accepted the NDA for review in May 2003. In January 2004 we announced the receipt of an approvable letter from the FDA. The letter is an official communication from the FDA indicating that the agency is prepared to approve the NDA upon the finalization of the labeling and the resolution of specific remaining issues, including the submission of additional information and data. However, during this review process additional questions or concerns may be raised by the FDA which could delay the product approval. We believe that FDA approval for this product could occur later in 2004. A Citizen’s Petition, which typically requests the FDA to reconsider its decisions, was filed on January 9, 2004 on behalf of an anonymous party subsequent to the announcement of our receipt of the FDA approvable letter. Using certain assumptions, the petition questioned the FDA’s ability to grant approval for any recombinant calcitonin product that primarily relies on clinical markers of bone cell activity. We believe that all of the issues raised in the petition have been thoroughly considered by the FDA and that accordingly, the petition is wholly without merit.

We may not be successful in efficiently manufacturing or commercializing our products.

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

We have made a substantial investment in our production facility which we may need to upgrade or expand in order to manufacture some of our products in commercial quantities required by our corporate partners.

We have constructed and are operating a facility intended to produce calcitonin, PTH and other peptides. This facility has been inspected by European regulatory authorities who have determined that we were in compliance with the then-current European good manufacturing practice guidelines for the manufacture of calcitonin for human use, and we have also passed a pre-approval inspection conducted by the FDA for Fortical. The risks associated with this facility include the failure to achieve targeted production and profitability goals, the development by others of superior processes and products, and the absence of a market for products produced by the facility. We have upgraded our manufacturing facility in order to expand our fill line in anticipation of the launch of our nasal calcitonin product. However, the successful commercialization of any of our other products may require us to make additional expenditures to expand or upgrade our manufacturing operations. We may be unable to make these capital expenditures when required.

We are dependent on partners for the commercial development of our products and currently have only two significant license agreements.

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

The process of establishing partnerships is difficult and time-consuming. Our discussions with potential partners may not lead to the establishment of new partnerships on favorable terms, if at all. If we successfully establish new partnerships, the partnerships may never result in the successful development of our product candidates or the generation of significant revenue. Management of our relationships with these partners would require:

•	significant time and effort from our management team;

•	coordination of our research with the research priorities of our corporate partners;

•	effective allocation of our resources to multiple projects; and

•	an ability to attract and retain key management, scientific, production and other personnel.

We may not be able to manage these relationships successfully.

We currently have significant license agreements with GSK worldwide for oral PTH and with USL in the U.S. for nasal calcitonin. We are pursuing additional opportunities to license, or enter into distribution arrangements for, our oral and injectable calcitonin products, our nasal calcitonin product outside of the U.S., as well as other possible peptide products. However, we may not be successful in any of these efforts.

In June 2000, we entered into a joint venture agreement with SPG, a pharmaceutical company in the People’s Republic of China, for the manufacture and distribution of injectable and nasal calcitonin products in China and possibly, with our approval, other selected Asian markets, for the treatment of osteoporosis. The contractual joint venture began operations in March 2002; sales of its injectable calcitonin product began in April 2002, using SPG’s existing license. Initial sales will be used by the contractual joint venture to offset startup costs. Therefore, we expect that the contractual joint venture’s initial net income or loss will be immaterial to our overall results of operations. We have entered into distribution agreements for our injectable formulation of calcitonin in the United Kingdom, Ireland and Israel. We also have entered into a license agreement in Greece for nasal calcitonin. To date, we have not received material revenues from these agreements and may never do so.

Because we are a biopharmaceutical company, our operations are subject to extensive government regulations.

Our laboratory research, development and production activities, as well as those of our collaborators and licensees, are subject to significant regulation by federal, state, local and foreign governmental authorities. In addition to obtaining FDA approval and other regulatory approvals for our products, we must obtain approvals for our manufacturing facility to produce calcitonin, PTH and other peptides for human use. The regulatory approval process for a pharmaceutical product requires substantial resources and may take many years. In addition, in China, where we have signed a joint venture agreement, we require government approval in order to obtain a business license and obtain our official status as a Chinese joint venture. Our inability to obtain approvals or delays in obtaining approvals would adversely affect our ability to continue our development program, to manufacture and sell our products, and to receive revenue from milestone payments, product sales or royalties.

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

If our products receive regulatory approval, our competitors would include large pharmaceutical companies with superior resources.

We are engaged in developing pharmaceutical products, which is a rapidly changing and highly competitive field. To date, we have concentrated our efforts primarily on products to treat one indication — osteoporosis. Like the market for any pharmaceutical product, the market for treating osteoporosis has the potential for rapid, unpredictable and significant technological change. Competition is intense from specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. We currently have no products approved for sale in the U.S. If we are successful in obtaining approval for one of our products, our future competitors will have substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major companies in the field of osteoporosis treatment include Novartis, Wyeth, Merck, Eli Lilly, Aventis and Procter and Gamble. We believe that we may be able to compete with these companies due both to our partnerships with GSK and USL and to our patented technologies. Any one of these potential competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Our success depends upon our ability to protect our intellectual property rights.

We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral and nasal formulations that we have invented in the course of our research. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021. To date, eleven U.S. patents have issued and other applications are pending. We have also made patent application filings in selected foreign countries and thirty-four foreign patents have issued with other applications pending. We face the risk that any of our pending applications will not issue as patents. In addition, our patents may be found to be invalid or unenforceable. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

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

We have financial obligations under our current and former joint venture agreements in China.

An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. Approvals of NDAs in China may require approximately 12-18 months or more. Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of the entity’s profits, if any. As of December 31, 2003, we contributed $37,500 to the existing contractual joint venture.

In addition, we are obligated to pay to the Qingdao General Pharmaceutical Company, our former joint venture partner in China, an aggregate of $350,000 in monthly installment payments of $5,000 in order to terminate this joint venture, of which $135,000 is remaining as of December 31, 2003.

We may be unable to retain key employees or recruit additional qualified personnel.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical, production and managerial personnel. There is intense competition for qualified personnel in our business. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, production and managerial personnel in a timely manner would harm our research and development programs and our business.

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

The market price of our common stock has been, and we expect it to continue to be, highly unstable. Factors, including our announcement of technological improvements or announcements by other companies, regulatory matters, research and development activities, new or existing products or procedures, signing or termination of licensing agreements, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and public concern over the safety of activities or products have had a significant impact on the market price of our stock. We expect such factors to continue to impact our market price for the foreseeable future. In addition, potential dilutive effects of future sales of shares of Unigene common stock by us or our stockholders, including sales by Fusion and by the exercise and subsequent sale of Unigene common stock by the holders of outstanding and future warrants and options could have an adverse effect on the price of our stock.

Our common stock is classified as a “penny stock” under SEC rules which may make it more difficult for our stockholders to resell our common stock.

Our common stock is traded on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it was listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small-Cap Market. Because Unigene common stock is not traded on a stock exchange or on Nasdaq, and the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock.” Rule 15g-9 of the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” These include the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

The sale of our common stock to Fusion will cause dilution and the sale of the shares of common stock acquired by Fusion could cause the price of our common stock to decline.

The purchase price for the common stock to be issued to Fusion pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares under the offering are freely tradable. Fusion may sell none, some, or all of the shares of common stock purchased from us at any time. We expect that any shares that are purchased by Fusion will be sold over a period of up to 25 months from November 2003. Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

There are 13,500,000 shares of our common stock that are registered for sale by Fusion, of which 2,124,952 have been sold as of March 1, 2004 (excluding the commitment shares and shares underlying warrants that have been issued to Fusion under the common stock purchase agreement). Should we elect to continue to sell shares to Fusion under the common stock purchase agreement, which we have the right, but not the obligation to do, these shares would be issued by us in connection with purchases by Fusion. Under our agreement with Fusion, they are not obligated to purchase any shares of our common stock in the event that the per share purchase price is less than $0.20. Assuming the issuance of these shares, as well as the 250,000 warrant shares, the remaining 11,375,048 shares registered for sale by Fusion would represent 13% of our outstanding shares of common stock as of March 1, 2004. We have the right, but not the obligation to register more than 13,500,000 shares in the event that the proceeds from the sale of the shares registered hereby are less than $15,000,000 and we may elect to register additional shares in the future depending on our financial position, the price of our common stock and our ability to license or sell our products at that time.

The issuance of all of these shares would result in significant dilution to the ownership interests of other holders of our common stock. The amount of dilution would be higher if the market price of our common stock is lower than the current market price at the time Fusion purchases shares under the common stock purchase agreement, as a lower market price would cause more shares of our common stock to be issuable to Fusion. Subsequent sales of these shares in the open market by Fusion may also have the effect of lowering our stock price, thereby increasing the number of shares issuable under the common stock purchase agreement and consequently further diluting our outstanding shares. Although we have the right to reduce or suspend Fusion purchases at any time, our financial condition at the time may require us to waive our right to suspend purchases even if there is a decline in the market price. If the closing sale price of our common stock is at least $0.80 for five consecutive trading days we have the right to increase the daily purchase amount above $30,000, provided the closing sale price of our common stock remains at least $0.80.

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

If provisions in our shareholder rights plan or Delaware law delay or prevent a change in control of Unigene, we may be unable to consummate a transaction that our stockholders consider favorable.

On December 20, 2002, we adopted a shareholder rights plan. This shareholder rights plan increases the costs that would be incurred by an unwanted third party acquirer if such party owns or announces its intent to commence a tender offer for more than 15% of our outstanding common stock. The plan is designed to assure our board of directors a full opportunity to review any proposal to acquire us. However, the plan could prolong the take-over process and, arguably, deter a potential bidder. These provisions apply even if the offer may be considered beneficial by some stockholders, and a takeover bid otherwise favored by a majority of our stockholders might be rejected by our board of directors. In addition, specific sections of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

Item 2. Properties.

We own a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey. Tail Wind and the Levys have security interests in this property.

Our 32,000 square foot cGMP production facility, of which 20,000 square feet are currently being used for the production of calcitonin and PTH and can be used for the production of other peptides, was constructed in a building located in Boonton, New Jersey. We lease the facility under a lease which began in February 1994. The current lease was renewed in 2003 and will expire in 2014. We have a 10-year renewal option under the lease, as well as an option to purchase the facility.

We believe that these facilities are adequate for current purposes.

Item 3. Legal Proceedings.

On July 16, 2003, we were named in a lawsuit filed in the Superior Court of the District of Columbia by Covington and Burling, our former attorneys. Service of process in the case was concluded on August 5, 2003, and we responded to the suit on August 25, 2003. Covington and Burling alleged that we failed to pay certain statements rendered by the law firm for legal services and costs advanced and that we failed to pay the principal and interest on two promissory notes executed by us in favor of the law firm. Covington and Burling sought damages in the amount of $918,209, which amount has been accrued, plus interest and counsel fees. On December 18, 2003 we entered into a settlement agreement with Covington and Burling. Under the agreement, any payments that we make to Covington and Burling before December 31, 2004 will reduce our total obligation of $1,098,000, consisting of principal and interest, by a multiple of the amount of the payment (multiples range from 1.46 to 1.19 depending on the month of payment). Until the obligation is paid in full, we have agreed to remit to Covington and Burling certain percentages or dollar amounts of funds we receive from licensing or financing arrangements and Covington and Burling has received a security interest in certain of our assets.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

We have not declared or paid any cash dividends since inception, and do not anticipate paying any in the near future.

We became a public company in 1987. As of March 1, 2004, there were 560 holders of record of our common stock. Our common stock is traded on the OTC Bulletin Board under the symbol UGNE. The prices below represent high and low sale prices per share of our common stock.

	2003 High-Low	2002 High-Low
1st Quarter:	$0.40-0.25	$0.88-0.53
2nd Quarter:	0.94-0.29	0.92-0.25
3rd Quarter:	0.95-0.60	0.43-0.26
4th Quarter:	0.79-0.49	0.44-0.23

For details of our equity compensation plans, please see footnotes 14 and 16 included in our Notes to Financial Statements.

Recent Sales of Unregistered Securities.

In the quarter ended December 31, 2003, we sold 3,576,962 shares of common stock to Fusion for gross proceeds of $1,740,241. We issued all of such shares without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933, because the offer and sale was made to a limited number of investors in a private transaction.

In the quarter ended December 31, 2003, we issued to Fusion 1,000,000 shares of common stock and a warrant to purchase 250,000 shares of common stock. These securities were issued by us without registration in reliance on an exemption under Section 4(2) of the Securities Act, because the offer and sale was made to a limited number of investors in a private transaction.

Item 6. Selected Financial Data.

STATEMENT OF OPERATIONS DATA

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Revenue:
Licensing & other revenue	$6,024	$2,658	$865	$3,287	$9,589

Costs and expenses:
Research & development expenses	9,026	8,136	9,122	11,484	9,375
General and administrative	3,222	3,018	2,700	3,187	2,212

Loss before cumulative effect of accounting change	(7,398)	(6,337)	(12,472)	(11,469)	(1,577)
Cumulative effect of accounting change	—	—	—	(1,000)	—
Net loss	(7,398)	(6,337)	(12,472)	(12,469)	(1,577)

Basic and diluted loss per share:
Loss before cumulative effect of accounting change	(.11)	(.11)	(.26)	(.26)	(.04)

Cumulative effect of accounting change	—	—	—	(.02)	—

Net loss	(.11)	(.11)	(.26)	(.28)	(.04)

Weighted average number of shares outstanding	65,598	57,877	47,483	44,008	40,719

BALANCE SHEET DATA (In thousands)

	December 31,
	2003	2002	2001	2000	1999
Cash and cash equivalents	$512	$2,224	$405	$17	$683
Working capital (deficiency)	(18,666)	(15,534)	(21,684)	(13,267)	(2,759)
Total assets	5,067	7,064	6,619	9,047	13,778

Total long-term debt, obligations and deferred revenue, including current portion	8,778	8,706	4,314	4,576	4,433
Total liabilities	26,454	24,729	22,459	14,540	9,049

Total stockholders’ equity (deficit)	(21,387)	(17,965)	(15,840)	(5,493)	4,729

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our financial statements and the notes appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ materially from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include those discussed in “Risk Factors” and elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

Years ended December 31, 2003, 2002 and 2001

Introduction

Unigene is a biopharmaceutical company with two locations in New Jersey. Our single business segment focuses on research, production and delivery of peptides for medical use. We have concentrated most of our efforts to date on one peptide, calcitonin, for the treatment of osteoporosis and other indications. Our first approved product in Europe was injectable calcitonin, and our first approved product in the United States is expected to be nasal calcitonin. We are also developing other potential peptide products including parathyroid hormone, or PTH, for osteoporosis. Our peptide products require clinical trials and/or approvals from regulatory agencies as well as acceptance in the marketplace. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do.

We generate revenue through licensing agreements with pharmaceutical companies and by achieving milestones in these agreements. These agreements, to date, have not been sufficient to generate all of the cash to meet our needs. In addition, there are risks that current agreements will not be successful and that future agreements will not be consummated. We have tried to mitigate these risks by developing additional proprietary technologies and by pursuing additional licensing opportunities but there is no guarantee that these efforts will be successful. We are also seeking to generate future revenue from sales of our nasal calcitonin product, but there is no guarantee that the product will be approved by the FDA or, if approved, that it will generate significant revenue.

We have also generated cash from officer loans and from stock offerings. The officer loans have added debt to our balance sheet and will require repayment at some time in the future. Our various stock offerings have provided needed cash but it is uncertain whether they will be available in the future or, if available, on favorable terms.

The current need of major pharmaceutical companies to add products to their pipeline is a favorable sign for us and for other small biopharmaceutical companies. But this need is subject to rapid change and it is uncertain whether any additional pharmaceutical companies would have interest in our products or technologies.

Revenue

Revenue is summarized as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Licensing Revenue	$4,359,396	$163,158	$200,000
Development Services	305,987	1,587,310	89,000
Product Sales	1,287,936	765,898	339,125
Other	70,663	141,592	236,520

	$6,023,982	$2,657,958	$864,645

Revenue increased 127% to $6,024,000 for the year ended December 31, 2003 as compared to $2,658,000 for the year ended December 31, 2002. Revenue for 2003 includes a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA, a $1,000,000 milestone payment from GSK for a successful animal study as well as bulk PTH sales to GSK in the amount of $1,166,000. Milestone revenue is based upon one time events and is therefore not predictive of future revenue. Revenue from GSK for development activities decreased approximately $1,281,000 in 2003 from 2002. The decrease in our development activities under the GSK agreement for 2003 was partially due to the variability of research requirements, but also in part due to our decreased responsibilities as the oral PTH program progresses and GSK’s responsibilities increase. There were no PTH sales to GSK for the second half of 2003 due to the fact that we had already supplied sufficient bulk PTH to GSK to meet their short-term needs for upcoming studies. Future sales of PTH to GSK will be based upon GSK’s future needs which cannot currently be estimated. Revenue increased 207% to $2,658,000 for the year ended December 31, 2002 as compared to $865,000 for the year ended December 31, 2001, due to revenue received under the license agreement with GSK signed in 2002. Revenue for 2002 consisted primarily of $1,587,000 in revenue for GSK development activities and $712,000 from the sale of bulk PTH to GSK. In 2002, we received a $2,000,000 up-front payment under an agreement for an oral PTH product licensed to GSK. We also received a $1,000,000 licensing-related milestone payment from GSK in 2002. These $3,000,000 in payments are being deferred in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”) and recognized as revenue over a 15-year period which is our estimated performance period of the license agreement. Therefore, $200,000 and $150,000 of the deferred up-front and milestone payments from GSK were recognized as revenue during 2003 and 2002, respectively. Also in 2002, we received a $3,000,000 up-front payment under an agreement for a nasal calcitonin product licensed to USL. This $3,000,000 is being deferred in accordance with SAB 104 and recognized as revenue over a 19-year period which is our estimated performance period of the license agreement. Therefore, $158,000 and $13,000 of the up-front payment from USL was recognized as revenue during 2003 and 2002, respectively. In September 2003 we received a $60,000 up-front payment for our nasal calcitonin license in Greece. This revenue is being deferred in accordance with SAB 104 and recognized as revenue over a 10-year period, which is our estimated performance period of the license agreement. Revenue for 2001 consisted primarily of $339,000 in bulk calcitonin sales as well as recognition of previously deferred revenue, final analytical testing services provided to Pfizer and $94,000 received in a grant from the National Institute of Health.

Research and Development Expenses

Research and development, our largest expense, increased 12% in 2003 from $8,136,000 in 2002 to $9,026,000 and decreased 11% in 2002 to $8,136,000 from $9,122,000 in 2001. The 2003 increase resulted from supporting development efforts of, or activities related to, our licensing partners. In order to scale-up PTH production for GSK and calcitonin production for USL, we hired additional personnel and we purchased filling, labeling and other equipment and constructed additional manufacturing space at our Boonton facility for the anticipated launch in 2004 of our nasal calcitonin product, which had the effect of increasing our depreciation and amortization expenses. Production and research salaries increased $344,000, production costs increased $117,000, depreciation increased $180,000 and costs for nasal calcitonin development, primarily the preparation of a European NDA, increased $102,000. Production expenses should continue to increase in 2004 and future years as we anticipate increased peptide production to meet our partners’ needs. The decrease in 2002 was primarily attributable to decreased expenses related to our nasal calcitonin product, our decision not to renew two sponsored research collaborations, decreases in utility and production expenditures as well as deferred employee stock compensation expense recognized in 2001. This was partially offset by increased expenditures for scientific and regulatory consultants and for PTH development. Expenditures for the sponsorship of collaborative research programs were $0, $67,000 and $405,000 in 2003, 2002 and 2001, respectively, which are included as research and development expenses.

General and Administrative Expenses

General and administrative expenses increased 7% in 2003 to $3,222,000 from $3,018,000 in 2002 and increased 12% in 2002 from $2,700,000 in 2001. The increase for 2003 was primarily due to increased salaries and other personnel costs of approximately $138,000, an impairment charge to intangible assets of $88,000, increased insurance expenses of $62,000 as well as increased public relations costs of approximately $50,000, partially offset by decreased legal expenses of approximately $205,000. Operating expenses should continue to increase in 2004 due to anticipated general escalation of costs. The increase in 2002 was primarily due to increased legal fees related to the GSK and USL license agreements, foreign trademarks and the Tail Wind settlement. The increase was partially offset by the decrease in non-cash compensation expense recognized in 2001.

Gain on the Extinguishment of Debt and Related Interest

Gain on the extinguishment of debt and related interest results primarily from the April 2002 settlement agreement with Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to us the $2,000,000 in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind’s purchase of the convertible debentures, which equaled $4,583,000 in the aggregate including accrued interest and penalties in the amount of $2,583,000. In exchange, we issued to Tail Wind a $1,000,000 promissory note with a first security interest in our Fairfield, New Jersey building and equipment and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum, and principal and interest are due in February 2005. The shares were valued at $1,100,000 in the aggregate, based on our closing stock price on April 9, 2002. We therefore recognized a gain for accounting purposes of $2,443,000 on the extinguishment of debt and related interest in 2002. In addition, during 2002, we recognized additional gains in the aggregate amount of $557,000 due to favorable settlements of amounts owed to vendors in exchange for Unigene common stock.

Income Tax Benefit

The income tax benefit in 2003, 2002, and 2001 of $269,000, $755,000 and $561,000 respectively, consists of proceeds received for sales of a portion of our state tax net operating loss carryforwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. The purpose of the New Jersey program is to provide financial assistance to high-technology and biotechnology companies in order to facilitate future growth and job creation.

Interest Expense

Interest expense decreased $155,000 or 10% in 2003 to $1,450,000 from $1,605,000 in 2002 and decreased $479,000 or 23% in 2002 from $2,084,000 in 2001. Interest expense for 2003 and 2002 was reduced by the settlement with Tail Wind in April 2002. We issued a $1,000,000 note accruing interest at 6% per annum in connection with the Tail Wind settlement. Previously, we were accruing interest on our 5% convertible debentures held by Tail Wind. The annual interest rate on the $2,000,000 in outstanding principal amount of the 5% debentures was 20% due to our defaults on the debentures. In addition, we had been accruing additional interest expense monthly in an amount equal to 2% of the outstanding principal amount of the 5% debentures as a penalty for the removal of our common stock from trading on the Nasdaq Stock Market. Officers’ loans to us increased $520,000 during 2002 and decreased $100,000 during 2003. Each year was affected by the fact that in 2001 we did not make principal and interest payments on certain officers’ loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $653,000 for 2003, $564,000 for 2002 and $512,000 for 2001.

Net Loss

Net loss for 2003 increased 17% or $1,061,000 to $7,398,000 from $6,337,000 in 2002. The increased loss was primarily due to a one time gain on extinguishment of debt in 2002 of $3,000,000 and an increase in operating expenses in 2003 of $1,100,000, partially offset by an increase in operating revenue of $3,300,000. Net losses will continue unless we achieve milestones in our GSK and USL agreements, sign new revenue generating research, licensing or distribution agreements or generate sufficient sales from our nasal calcitonin product after FDA approval. Net loss for 2002 decreased 49% or $6,135,000 to $6,337,000 from $12,472,000 for 2001 due to the gain on the extinguishment of debt and related interest, the increase in revenue, the decrease in research and interest expenses and the increase in income tax benefit, partially offset by an increase in general and administrative expense.

Summary of Critical Accounting Policies

The SEC has issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that are both important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies which are more fully described in Note 3 of the Notes to the Financial Statements included in this Annual Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available policy would not produce a materially different result.

Revenue Recognition: Revenue from the sale of product is recognized upon shipment to the customer. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when earned. We recognized revenue from such grants in the approximate amounts of $41,000, $31,000 and $94,000 for 2003, 2002 and 2001, respectively. Such revenues generally do not involve difficult, subjective or complex judgments. Non-refundable milestone payments that represent the completion of a separate earnings process and a significant step in the research and development process are recognized as revenue when earned. This sometimes requires management to judge whether or not a milestone has been met, and when it should be recognized in the financial statements. Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the life of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents.

Inventory Valuation: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. This requires management to estimate the marketability of its products. Currently, we have no approved products for sale in the U.S. However, we do sell calcitonin overseas and both calcitonin and PTH in the U.S. for research purposes. We therefore capitalize and recognize in finished goods inventory our saleable calcitonin and PTH at the lower of cost or market.

Accounting for Stock Options: We account for stock options granted to employees and directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants for employees only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. We account for stock options granted to non-employees on a fair value basis in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Had compensation cost for options granted to employees and directors been determined consistent with SFAS No. 123, our net loss would have increased for the years ended December 31, 2003, 2002 and 2001 by approximately $61,000, $28,000 and $780,000, respectively.

Patents and Other Intangibles - Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. Intangible assets are amortized over their useful lives and are evaluated, at least annually, for impairment. We assess the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill. Adoption of this standard had no effect on our financial statements. As of January 1, 2002 we also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which superseded SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of.” The adoption of SFAS No. 144 had no effect on our financial statements. Charges to research and development expense to write off certain abandoned intangible assets were $88,000 and $0 for 2003 and 2002, respectively, representing their carrying value. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. As of December 31, 2003, ten of our patents had issued in the U.S. and thirty-four had issued in various foreign countries. Various other applications are still pending. Other intangibles are recorded at cost and are amortized over their estimated useful lives.

Details of intangible assets are summarized as follows:

	December 31, 2003			December 31, 2002
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$118,000	$26,000	$144,000	$93,000	$51,000
Patents	1,000,000	472,000	528,000	687,000	303,000	384,000
Deferred Patents	519,000	0	519,000	781,000	0	781,000
Deferred Trademarks	21,000	0	21,000	21,000	0	21,000

	$1,684,000	$590,000	$1,094,000	$1,633,000	$396,000	$1,237,000

Trademarks and patents are all intangible assets with definite useful lives and therefore continue to be amortized under SFAS 142 and amortization expense amounted to $181,000 and $157,000 for the years ended December 31, 2003 and 2002, respectively. Future amortization expense on our amortizable intangible assets is estimated as follows:

2004	$151,000
2005	76,000
2006	70,000
2007	69,000
2008	47,000

$413,000

LIQUIDITY AND CAPITAL RESOURCES.

We have a number of future payment obligations under various agreements. They are summarized at December 31, 2003, as follows:

Contractual Obligations	Total	2004	2005	2006	2007	Thereafter
Chinese joint ventures (SPG & Qingdao)	$997,500	427,500	60,000	510,000	—	—
Tail Wind Note	977,686	—	977,686	—	—	—
Notes payable – stockholders	11,273,323	11,273,323	—	—	—	—
Capital leases	393,061	170,852	214,146	3,120	3,120	1,823
Operating leases	2,097,073	232,952	225,002	212,269	201,438	1,225,412
Executive compensation	401,250	401,250	—	—	—	—
Due to Covington and Burling	1,098,270	1,098,270	—	—	—	—
Accrued interest-stockholders	4,541,723	4,541,723	—	—	—	—
Accrued interest-Tailwind	101,514	—	101,514	—	—	—

Total Contractual Obligations	$21,881,400	18,145,870	1,578,348	725,389	204,558	1,227,235

At December 31, 2003, we had cash and cash equivalents of $512,000, a decrease of $1,712,000 from December 31, 2002.

We believe that we will generate financial resources to apply towards funding our operations through the achievement of milestones in the GSK and USL license agreements, through the sale of PTH to GSK and through sales and royalty revenue from USL if our nasal calcitonin product is approved by the FDA. However, if we are unable to achieve these milestones and sales, or are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at December 31, 2003, had an accumulated deficit of approximately $102,000,000 and a working capital deficiency of approximately $18,700,000. In addition, we are in default of demand and term loans to the Levys in the aggregate amount of approximately $5,663,000. The independent auditors’ report covering our 2003 financial statements includes an explanatory paragraph stating that these factors raise substantial doubt about our ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $10,000,000 to $11,000,000 per year. In addition, we have principal and interest obligations under the Tail Wind note and our outstanding notes payable to the Levys, as well as obligations relating to our current and former joint ventures in China and to our settlement with Covington and Burling.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development activities, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, in January 2003 we received a $1,000,000 milestone payment from GSK in acknowledgment of the performance demonstrated by our oral PTH formulation in animal studies. GSK could make additional milestone payments in the aggregate amount of up to $146,000,000, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product. The royalty rate will be increased if certain sales milestones are achieved. During 2002, we recognized an aggregate of $1,587,000 in revenue from our GSK development activities and $712,000 from the sale of bulk PTH under a separate supply agreement with GSK. During 2003, in addition to the aforementioned $1,000,000 milestone, we recognized an aggregate of $306,000 in revenue from our GSK development activities and $1,166,000 from the sale of bulk PTH to GSK. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. Revenue for the years ended December 31, 2003 and December 31, 2002 includes the recognition of $200,000 and $150,000, respectively, of licensing revenue from GSK. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL and during 2003 we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. In addition, we are eligible to receive additional milestone payments of $4,000,000 and royalty payments on product sales. We will be responsible for manufacturing the product and will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. Revenue for the years ended December 31, 2003 and December 31, 2002 includes the recognition of $158,000 and $13,000, respectively, of licensing revenue from USL. This agreement may be terminated by either party due to a breach of any material provision of the agreement not cured within 60 days. We may terminate in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

Our future ability to generate cash from operations will depend in the short-term primarily upon the achievement of milestones in the GSK and USL agreements, GSK-reimbursed development activities and through the sale of PTH to GSK and, in the long-term, by receiving royalties from the sale of our licensed products. However, we may not be successful in achieving milestones in our current agreements or in obtaining regulatory approval for our products. We also cannot estimate future sales or reimbursement of development activities based upon prior sales or reimbursement levels.

As a result of the termination of the Pfizer agreement, we no longer have restrictions on selling bulk calcitonin. During 2003, we sold a total of $112,000 of bulk calcitonin. We also have the right to license the use of our technologies for oral and injectable formulations of calcitonin on a worldwide basis and for nasal calcitonin outside the U.S. We have entered into distribution agreements for our nasal calcitonin product in Greece, where the product is not yet approved, and for our injectable product in the United Kingdom, Ireland and Israel. However, these distribution agreements have not produced significant revenues. In June 2000, we entered into a joint venture agreement in China with SPG to manufacture and market injectable and nasal calcitonin products. We are actively seeking other licensing and/or supply agreements with pharmaceutical companies for our oral, injectable and nasal calcitonin products and for other pharmaceutical products that can be manufactured and/or delivered using our patented technologies. However, we may not be successful in our efforts to enter into any additional revenue generating agreements.

We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of various forms of calcitonin products for the treatment of osteoporosis, including nasal and oral calcitonin, and, beginning in 2001, PTH for the treatment of osteoporosis. In general, we seek to develop the basic product and then license the product to an established pharmaceutical company to complete the development, clinical trials and regulatory process. As a result, we will not control the nature, timing or cost of bringing our products to market. Prior to 2002, we did not track costs on a per project basis, and therefore were unable to allocate our total research and development costs to our various products. Each of these products is in various stages of completion. For nasal calcitonin, we filed an Investigational New Drug Application with the FDA in February 2000 and successfully completed human studies using our product. A license agreement was signed in November 2002 with USL, an NDA was filed with the FDA in March 2003 and accepted for review in May 2003, and an approvable letter from the FDA was received in January 2004. Contingent upon receipt of FDA approval, USL will market nasal calcitonin in the U.S. and we believe that this product could be introduced to the market later in 2004. A Citizen’s Petition, which typically requests the FDA to reconsider its decisions, was filed on January 9, 2004 on behalf of an anonymous party subsequent to the announcement of our receipt of the FDA approvable letter. Using certain assumptions, the petition questioned the FDA’s ability to grant approval for any recombinant calcitonin product that primarily relies on clinical markers of bone cell activity. We believe that all of the issues raised in the petition have been thoroughly considered by the FDA and that accordingly, the petition is wholly without merit. For oral calcitonin, Pfizer terminated its license agreement with us in March 2001 and as a result we will require a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. We expect that the costs of these trials would be borne by a future licensee due to our limited financial resources. Because multiple clinical trials are still necessary for our oral calcitonin product, the product launch would take at least several years. PTH is in very early stages of development and it is too early to speculate on the probability or timing of a marketable product using our PTH. A license agreement for the product was signed with GSK in April 2002. Due to our limited financial resources, the delay in achieving milestones in our existing GSK and USL agreements, or in signing new license or distribution agreements for our products, or the delay in obtaining regulatory approvals for our products would have an adverse effect on our operations and our cash flow.

We maintain our peptide production facility on leased premises in Boonton, New Jersey. We began production under cGMP guidelines at this facility in 1996. We lease the facility under a lease which began in February 1994. The current lease was renewed in 2003 and will expire in 2014. We have a 10-year renewal option under the lease, as well as an option to purchase the facility. During 2003, we invested approximately $1,005,000 in fixed assets and leasehold and building improvements. Currently, we have no material commitments outstanding for capital expenditures relating to our office and laboratory facility in Fairfield, New Jersey or our Boonton facility.

Under the terms of the contractual joint venture in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA (which was filed in September 2003) and up to an additional $495,000 in cash within two years thereafter. Approvals of NDAs in China may require approximately 12-18 months or more, after which we must obtain an official business license from the Chinese authorities. However, these amounts may be reduced or offset by our share of joint venture profits. As of December 31, 2003, we contributed $37,500 to the contractual joint venture. The contractual joint venture began operations in March 2002.

In addition, we are obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in monthly installment payments of $5,000 in order to terminate our former joint venture in China, of which $135,000 is remaining as of December 31, 2003. We recognized the entire $350,000 obligation as an expense in 2000.

Pursuant to the terms of an April 2002 settlement agreement, Tail Wind surrendered to us the $2,000,000 principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind’s purchase of the convertible debentures, which were approximately $4,500,000 in the aggregate including accrued interest and penalties in the approximate amount of $2,500,000. In exchange, we issued to Tail Wind a $1,000,000 promissory note secured by our Fairfield, New Jersey building and equipment and 2,000,000 shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005.

To satisfy our short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to us. We repaid $100,000 in loans to Jay Levy in January 2003. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $653,000, and total interest expense on all Levy loans was approximately $1,294,000 for 2003. As of December 31, 2003, total accrued interest on all Levy loans was approximately $4,542,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $11,273,323 and consist of:

•	Loans from Jay Levy in the aggregate principal amount of $3,185,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (10.5% at December 31, 2003 and 10.75% at December 31, 2002) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at December 31, 2003 was approximately $2,189,000.

•	Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at December 31, 2003 was approximately $954,000.

•	Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (5.5% at December 31, 2003 and 5.75% at December 31, 2002) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at December 31, 2003 was approximately $816,000.

•	Loans from Warren Levy in the aggregate principal amount of $260,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (10.5% at December 31, 2003 and 10.75% at December 31, 2002) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (5.5% at December 31, 2003 and 5.75% at December 31, 2002) and is classified as short-term debt. These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at December 31, 2003 was approximately $294,000.

•	Loans from Ronald Levy in the aggregate principal amount of $248,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (10.5% at December 31, 2003 and 10.75% at December 31, 2002) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (5.5% at December 31, 2003 and 5.75% at December 31, 2002) and is classified as short-term debt. These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at December 31, 2003 was approximately $289,000.

Under our new agreement with Fusion, we have the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day during the term of the agreement, $30,000 of our common stock up to an aggregate of $15,000,000. See Note 8 to our financial statements. The Board of Directors has authorized the sale to Fusion of up to 13,500,000 shares of Unigene common stock under this agreement. Under this new agreement, from January 1, 2004 through March 1, 2004 we have received approximately $1,500,000 through the sale of 2,124,952 shares of common stock to Fusion. Under our original agreement with

Fusion, which ran from May 2001 through November 2003, we received approximately $8,955,000 through the sale of 21,000,000 shares to Fusion, before cash expenses of approximately $965,000. Our ability to realize additional funds will depend on our continuing compliance with the new Fusion agreement. Our new agreement with Fusion expires in December 2005, unless terminated earlier.

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

As of December 31, 2003, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $85,000,000, expiring from 2004 through 2023, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. In addition, as of December 31, 2003, we have research and development credits in the approximate amount of $3,000,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2004 through 2023. We have New Jersey operating loss carryforwards in the approximate amount of $29,600,000, expiring from 2006 through 2010, which are available to reduce future earnings, otherwise subject to state income tax. However, changes in the law in 2002 do not allow the use of a company’s own New Jersey net operating losses to offset its current taxable income. As of December 31, 2003, approximately $22,600,000 of these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We have sold tax benefits and realized a total of $269,500 in 2003.

We follow Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Given our past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS No. 109 were fully reserved. As of December 31, 2003 and 2002 under SFAS No. 109, we had deferred tax assets of approximately $42,000,000 and $34,000,000, respectively, subject to valuation allowances of $42,000,000 and $34,000,000, respectively. The deferred tax assets are primarily a result of our net operating losses and tax credits.

New Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on our financial position or results of operations.

In November 2002, the EITF reached a consensus opinion on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. Adoption of EITF 00-21 did not have a material effect on our financial position or results of operations.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosures in annual financial statements about the method of accounting for stock based compensation and the pro forma effect on reported results of applying the fair value method for entities that use the intrinsic value method. The pro forma disclosures are also required to be displayed prominently in interim financial statements. We do not intend to change to the fair value method of accounting and have included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46(R) will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46(R) applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of FIN 46(R) did not have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003 and its adoption did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We do not have any financial instruments within the scope of SFAS 150 as of December 31, 2003 and, therefore, SFAS 150 did not have a material impact on our financial statements.

Related Parties

One of our directors is of counsel in a law firm that we engaged for legal services. In 2003, we incurred an aggregate of $547,000 in legal fees with this firm. In addition, one of our directors serves as our Research Director, receiving $73,500 in annual compensation. Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. As of December 31, 2003, total accrued interest on all Levy loans was approximately $4,542,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $11,273,323, of which approximately $5,563,000 are in default. For a further discussion, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

The information below summarizes our market risks associated with interest bearing debt obligations as of December 31, 2003. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Variable interest rates disclosed represent the rates at December 31, 2003. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

	Carrying Amount	Year of Maturity
		2004	2005	2006	2007	2008
Notes payable - stockholders	$3,693,323	3,693,323	—	—	—	—
Variable interest rate (1)	10.5%
Notes payable - stockholders	$5,710,000	5,710,000	—	—	—	—
Variable interest rate	5.5%
Notes payable - stockholders	$1,870,000	1,870,000	—	—	—	—
Fixed interest rate (2)	10.75%
Note payable – Covington and Burling	$300,000	300,000	—	—	—	—
Fixed interest rate	6%
Note payable – Covington and Burling	$500,000	500,000	—	—	—	—
Fixed interest rate (3)	12%
Tail Wind note	$977,686	—	977,686	—	—	—
Fixed interest rate	6%
Capital leases	$393,061	170,852	214,146	3,120	3,120	1,823
Fixed interest rate	12% - 16%

(1)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the variable interest rate on these notes has increased from the Merrill Lynch Margin Loan Rate plus .25% to the Merrill Lynch Margin Loan Rate plus 5.25%.
(2)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the fixed interest rate on these notes has increased from 6% to 10.75%.
(3)	Due to the fact that we did not make principal and interest payments on this note when due, the fixed interest rate on this note has increased from 8% to 12%.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Unigene Laboratories, Inc.

We have audited the accompanying balance sheets of Unigene Laboratories, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements the Company has stockholder demand loans in default at December 31, 2003. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

GRANT THORNTON LLP

Edison, New Jersey

February 20, 2004

Independent Auditors’ Report

The Stockholders and Board of Directors

Unigene Laboratories, Inc.:

We have audited the accompanying statements of operations, stockholders’ equity (deficit) and cash flows of Unigene Laboratories, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of Unigene’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Unigene Laboratories, Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Unigene will continue as a going concern. As discussed in Note 2 to the financial statements, Unigene has suffered recurring losses from operations and has a working capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Short Hills, New Jersey

March 29, 2002, except as

to the third paragraph of

note 7, which is as of

April 9, 2002

UNIGENE LABORATORIES, INC.

BALANCE SHEETS

DECEMBER 31, 2003 and 2002

	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$511,865	$2,224,198
Accounts receivable	184,768	118,092
Prepaid expenses	76,400	122,742
Inventory	641,462	264,830

Total current assets	1,414,495	2,729,862

Property, plant and equipment, net	2,030,056	2,766,274
Patents and other intangibles, net	1,094,365	1,237,657
Investment in joint venture	32,725	32,970
Other assets	494,988	297,067

	$5,066,629	$7,063,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,022,377	$855,771
Accrued expenses - other	1,609,621	1,395,566
Deferred licensing fees	363,895	357,895
Notes payable - stockholders	11,273,323	11,373,323
Accrued interest – stockholders	4,541,723	3,247,933
Due to Covington and Burling	1,098,270	1,020,270
Current portion - capital lease obligations	170,852	13,307

Total current liabilities	20,080,061	18,264,065

Deferred licensing fees, excluding current portion	5,173,550	5,478,946
Note payable - Tail Wind	977,686	985,662
Capital lease obligations, excluding current portion	222,209	—

Total liabilities	26,453,506	24,728,673

Commitments and contingencies

Liabilities to be settled in common stock	—	300,000

Stockholders’ equity (deficit):
Common Stock - par value $.01 per share, authorized 100,000,000 shares, issued 72,113,147 shares in 2003 and 62,651,359 shares in 2002	721,131	626,514
Additional paid-in capital	79,477,793	75,596,520
Accumulated deficit	(101,584,770)	(94,186,846)
Less: Treasury stock, at cost, 7,290 shares	(1,031)	(1,031)

Total stockholders’ equity (deficit)	(21,386,877)	(17,964,843)

	$5,066,629	$7,063,830

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Licensing and other revenue	$6,023,982	$2,657,958	$864,645

Operating expenses:
Research and development	9,026,150	8,135,965	9,121,999
General and administrative	3,221,883	3,018,201	2,699,572

	12,248,033	11,154,166	11,821,571

Operating loss	(6,224,051)	(8,496,208)	(10,956,926)

Other income (expense):
Gain on the extinguishment of debt and related interest	—	2,999,772	—
Interest income	12,281	10,608	7,989
Interest expense-principally to stockholders	(1,450,654)	(1,605,427)	(2,084,008)

Loss before income taxes	(7,662,424)	(7,091,255)	(13,032,945)

Income tax benefit – principally from sale of New Jersey tax benefits	264,500	754,632	560,599

Net loss	$(7,397,924)	$(6,336,623)	$(12,472,346)

Loss per share - basic and diluted:
Net loss per share	$(0.11)	$(0.11)	$(0.26)

Weighted average number of shares outstanding - basic and diluted	65,597,776	57,876,804	47,482,705

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2003, 2002, and 2001

	Common Stock		Additional Paid-in Capital	Common Stock to be Issued	Deferred Stock Option Compensation	Deferred Stock Offering Costs	Accumulated Deficit	Treasury Stock	Total
	Number of Shares	Par Value
Balance, January 1, 2001	44,441,855	$444,419	$70,053,710	$—	$(284,948)	$(327,000)	$(75,377,877)	$(1,031)	$(5,492,727)
Sale of common stock to Fusion at $.23 to $.47 per share (net of cash issuance costs of $292,000)	5,012,485	50,125	1,211,427	—	—	327,000	—	—	1,588,552
Issuance of common stock as a commitment fee to Fusion	2,000,000	20,000	(20,000)	—	—	—	—	—	—
Grant and recognition of stock option compensation	—	—	25,000	—	284,948	—	—	—	309,948
Common stock to be issued	—	—	—	225,000	—	—	—	—	225,000
Exercise of stock options	2,375	23	1,473	—	—	—	—	—	1,496
Net loss	—	—	—	—	—	—	(12,472,346)	—	(12,472,346)

Balance, December 31, 2001	51,456,715	514,567	71,271,610	225,000	—	—	(87,850,223)	(1,031)	(15,840,077)

UNIGENE LABORATORIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

Years Ended December 31, 2003, 2002, and 2001

	Common Stock		Additional Paid-in Capital	Common Stock to be Issued	Accumulated Deficit	Treasury Stock	Total
	Number of Shares	Par Value
Balance, December 31, 2001	51,456,715	514,567	71,271,610	225,000	(87,850,223)	(1,031)	(15,840,077)

Sale of common stock to Fusion at $.22 to $.59 per share (net of cash issuance costs of $240,000)	7,641,977	76,420	2,479,186	—	—	—	2,555,606
Issuance of common stock to Tail Wind	2,000,000	20,000	1,120,000	—	—	—	1,140,000
Issuance of common stock to vendors	993,224	9,933	407,663	—	—	—	417,596
Grant and recognition of stock option compensation	—	—	97,944	—	—	—	97,944
Common stock issued in 2002 as subscribed in 2001	557,643	5,576	219,424	(225,000)	—	—	—
Exercise of stock options	1,800	18	693	—	—	—	711
Net loss	—	—	—	—	(6,336,623)	—	(6,336,623)

Balance, December 31, 2002	62,651,359	626,514	75,596,520	—	(94,186,846)	(1,031)	(17,964,843)

Sale of Common Stock to Fusion at $.31 to $.67 per share (net of cash issuance costs of $432,000)	8,345,538	83,455	3,762,799	—	—	—	3,846,254
Issuance of common stock and warrant as a commitment fee to Fusion	1,000,000	10,000	(10,000)	—	—	—	—
Exercise of stock options	116,250	1,162	55,350	—	—	—	56,512
Recognition of stock option compensation expense	—	—	73,124	—	—	—	73,124
Net loss	—	—	—	—	(7,397,924)	—	(7,397,924)

Balance, December 31, 2003	72,113,147	$721,131	$79,477,793	—	$(101,584,770)	$(1,031)	$(21,386,877)

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,397,924)	$(6,336,623)	$(12,472,346)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of deferred revenue	(359,396)	(163,159)	(200,000)
Non-cash compensation and financing expenses	73,124	97,944	534,948
Depreciation and amortization	1,935,811	1,717,339	1,647,510

Gain on payment of 5% debentures and interest and trade payables through the issuance of common stock	—	(2,999,772)	—
Changes in operating assets and liabilities:
Decrease in other assets	245	4,530	42,313
(Increase) decrease in accounts receivables	(66,676)	(118,092)	165,671
(Increase) decrease in prepaid expenses and inventory	(330,290)	(31,543)	188,884
Increase in accounts payable and accrued expenses-other and due to Covington and Burling	159,163	1,195,404	1,004,820
Proceeds from deferred revenue	60,000	6,000,000	—
Increase (decrease) in accrued interest-stockholders	1,293,790	(680,696)	1,966,547

Net cash used in operating activities	(4,632,153)	(1,314,668)	(7,121,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	—	(37,500)	—
Construction of leasehold and building improvements	(265,809)	(49,800)	(2,169)
Purchase of equipment and furniture	(189,850)	(167,764)	(17,556)
Increase in patents and other intangibles	(50,892)	(19,332)	(139,346)
(Increase) decrease in other assets	(197,921)	76,744	30,770

Net cash used in investing activities	(704,472)	(197,652)	(128,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, net	3,845,752	2,855,606	1,588,552
Proceeds from issuance of short-term stockholder notes	—	700,000	6,110,000
Repayment of stockholder notes	(100,000)	(180,000)	—
Repayment of capital lease obligations	(169,996)	(30,501)	(62,162)
Repayment of note payable - Tail Wind	(7,976)	(14,338)	—
Proceeds from exercise of stock options and warrants	56,512	711	1,496

Net cash provided by financing activities	3,624,292	3,331,478	7,637,886

Net increase (decrease) in cash and cash equivalents	(1,712,333)	1,819,158	387,932
Cash and cash equivalents at beginning of period	2,224,198	405,040	17,108

Cash and cash equivalents at end of period	$511,865	$2,224,198	$405,040

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of note payable in settlement of 5% convertible debentures	—	$1,000,000	—

Purchase of equipment through capital leases	$550,000	$—	$—

Issuance of common stock in payment of 5% convertible debentures - Tail Wind and accounts payable and accrued expenses	$300,000	$1,557,600	$—

Cash paid for interest	$19,500	$25,000	$58,500

Cash paid for income taxes	$17,000	$500	$200

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1. Description of Business

Unigene Laboratories, Inc. (“Unigene”), a biopharmaceutical company, was incorporated in the State of Delaware in 1980. Our single business segment focuses on research, production and delivery of peptides for medical use. We have concentrated most of our efforts to date on one peptide - calcitonin, for the treatment of osteoporosis and other indications. Our initial products will be injectable, nasal and oral formulations of calcitonin. We are also developing other peptide products including parathyroid hormone, or PTH, for osteoporosis. Our peptide products require clinical trials and/or approvals from regulatory agencies as well as acceptance in the marketplace. Our injectable calcitonin product has been approved for marketing in all 15-member states of the European Union as well as Switzerland. Through December 31, 2003, sales of injectable calcitonin have not been significant. Although we believe our patents and patent applications are valid, the invalidation of our patents or the failure of certain of our pending patent applications to issue as patents could have a material adverse effect upon our business. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do. During 2003, most of our revenue was generated from two U.S. customers, GSK and USL (see Note 19).

2. Liquidity

We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GSK or USL agreements, through the sale of PTH to GSK, and through sales of Fortical if we receive FDA approval. However, if we are unable to obtain FDA approval or achieve these milestones, or are unable to obtain FDA approval or achieve the milestones on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at December 31, 2003, had an accumulated deficit of approximately $102,000,000 and a working capital deficiency of approximately $18,700,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $10,000,000 to $11,000,000 per year. In addition, we have principal and interest obligations under the Tail Wind note and our outstanding notes payable to the Levys (our executive officers), as well as obligations relating to our current and former joint ventures in China aggregating approximately $1,000,000. As discussed in Note 4 to the financial statements the Company has stockholder demand loans in default at December 31, 2003. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development activities, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, in January 2003 we received a $1,000,000 milestone payment from GSK in acknowledgment of the performance demonstrated by our oral PTH formulation in animal studies. GSK could make subsequent milestone payments in the aggregate amount of up to $146,000,000, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, once commercialized. During 2003, we recognized an aggregate of $306,000 in revenue for our GSK development activities and $1,166,000 from the sale of bulk PTH under a separate supply agreement in addition to the milestone payment. See Note 19.

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002 and during 2003 we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. We are eligible to receive additional milestone payments of $4,000,000 and royalty payments on product sales. We will be responsible for manufacturing the product and will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide. See Note 19.

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

3. Summary of Significant Accounting Policies & Practices

Revenue Recognition - Revenue from the sale of product is recognized upon shipment to the customer. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when earned. We recognized revenue from such grants in the approximate amounts of $41,000, $31,000 and $94,000 for 2003, 2002 and 2001, respectively. Such revenues generally do not involve difficult, subjective or complex judgments. Non-refundable milestone payments that represent the completion of a separate earnings process and a significant step in the research and development process are recognized as revenue when earned. This sometimes requires management to judge whether or not a milestone has been met, and when it should be recognized in the financial statements. Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the life of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents.

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

Segment Information - We are managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. We do not operate separate lines of business or separate business entities with respect to any of our product candidates. Accordingly, we do not prepare discrete financial information with respect to separate product areas or by location and do not have separately reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Cash Equivalents - We consider all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable - We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. Consequently, an adverse change in those conditions could affect our estimate.

Inventory - Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Finished goods inventory is generally fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders.

Property, Plant and Equipment - Property, plant and equipment are carried at cost. Equipment under capital leases are stated at the present value of the minimum lease payments. Depreciation is computed using the straight-line method. Amortization of equipment under capital leases and leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

Patents and Other Intangibles - Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years.. Intangible assets are amortized over their useful lives and are evaluated, at least annually, for impairment. We assess the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill. Adoption of this standard had no effect on our financial statements. As of January 1, 2002 we also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which superseded SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of.” The adoption of SFAS No. 144 had no effect on our financial statements. Charges to research and development expense to write off certain abandonded intangible assets were $88,000 and $0 for 2003 and 2002, respectively, representing their carrying value. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. As of December 31, 2003, ten of our patents had issued in the U.S. and thirty-four had issued in various foreign countries. Various other applications are still pending. Other intangibles are recorded at cost and are amortized over their estimated useful lives.

Details of intangible assets are summarized as follows:

	December 31, 2003			December 31, 2002
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$118,000	$26,000	$144,000	$93,000	$51,000
Patents	1,000,000	472,000	528,000	687,000	303,000	384,000
Deferred Patents	519,000	0	519,000	781,000	0	781,000
Deferred Trademarks	21,000	0	21,000	21,000	0	21,000

	$1,684,000	$590,000	$1,094,000	$1,633,000	$396,000	$1,237,000

Trademarks and patents are all intangible assets with definite useful lives and therefore continue to be amortized under SFAS 142 and amortization expense amounted to $181,000 and $157,000 for the years ended December 31, 2003 and 2002, respectively. Future amortization expense on our amortizable intangible assets is estimated as follows:

2004	$151,000
2005	76,000
2006	70,000
2007	69,000
2008	47,000

$413,000

Fair Value of Financial Instruments - The fair value of a financial instrument, such as notes payable, represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. Given our financial condition described in Note 2, it is not practicable to estimate the fair value of our financial instruments at December 31, 2003.

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

Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Net loss:
As reported	$(7,397,924)	$(6,336,623)	$(12,472,346)

Add: Total employee and director stock-based compensation recognized	44,095	33,579	284,948

Deduct: Total stock-based employee and director compensation expense determined under fair-value-based method for all awards	(61,000)	(28,000)	(780,000)

Pro forma	$(7,414,829)	$(6,331,044)	$(12,967,398)

Basic and diluted net loss per share:
As reported	$(0.11)	$(0.11)	$(0.26)

Pro forma	$(0.11)	(0.11)	(0.27)

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

Net Loss per Share - We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (as of date of issuance if issued in the current year) being reported on and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 2003, 2002 and 2001 because our convertible debentures, stock options and warrants were not included in the calculation since the inclusion of such potential shares (approximately 6,465,000, 5,585,000 and 5,500,000 potential shares of common stock at December 31, 2003, 2002 and 2001 respectively) would be antidilutive.

Reclassifications - Certain reclassifications to prior years’ financial statements have been made to conform to the current presentation.

New Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on our financial position or results of operations.

In November 2002, the EITF reached a consensus opinion on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. Adoption of EITF 00-21 did not have a material effect on our financial position or results of operations.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosures in annual financial statements about the method of accounting for stock based compensation and the pro forma effect on reported results of applying the fair value method for entities that use the intrinsic value method. The pro forma disclosures are also required to be displayed prominently in interim financial statements. We do not intend to change to the fair value method of accounting and have included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46(R) will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46(R) applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of FIN 46(R) did not have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003 and its adoption did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We do not have any financial instruments within the scope of SFAS 150 as of December 31, 2003 and, therefore, SFAS 150 did not have a material impact on our financial statements.

4. Related Party Transactions

Levy Loans

To satisfy our short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member, from time to time have made loans to us. We repaid $100,000 in loans to Jay Levy in January 2003. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Pursuant to the loan agreements and because of the defaults, beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $653,000, and total interest expense on all Levy loans was approximately $1,294,000 for 2003 ($1,240,000 for 2002 and $1,087,000 for 2001). As of December 31, 2003, total accrued interest on all Levy loans was approximately $4,542,000 ($3,248,000 as of December 31, 2002) and the outstanding loans by these individuals to us, classified as short-term debt, totaled $11,273,323, of which approximately $5,563,000 are in default.

Outstanding stockholder loans consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Jay Levy term loans	$1,870	$1,870
Jay Levy demand loans	8,885	8,985
Warren Levy demand loans	265	265
Ronald Levy demand loans	253	253

	11,273	11,373
Accrued interest	4,542	3,248

Total loans and interest due to stockholders	$15,815	$14,621

•	Loans from Jay Levy in the aggregate principal amount of $3,185,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (10.5% at December 31, 2003 and 10.75% at December 31, 2002) and are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at December 31, 2003 was approximately $2,189,000.

•	Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes maturing January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at December 31, 2003 was approximately $954,000.

•	Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (5.5% at December 31, 2003 and 5.75% at December 31, 2002) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at December 31, 2003 was approximately $816,000.

•	Loans from Warren Levy in the aggregate principal amount of $260,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (10.5% at December 31, 2003 and 10.75% at December 31, 2002) and are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (5.5% at December 31, 2003 and 5.75% at December 31, 2002) and is classified as short-term debt. These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at December 31, 2003 was approximately $294,000.

•	Loans from Ronald Levy in the aggregate principal amount of $248,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (10.5% at December 31, 2003 and 10.75% at December 31, 2002) and are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (5.5% at December 31, 2003 and 5.75% at December 31, 2002) and is classified as short-term debt. These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at December 31, 2003 was approximately $289,000.

Outside	Fees

One of our directors is of counsel in a law firm that we have engaged for legal services. In 2003, we incurred an aggregate of $547,000 in legal fees with this firm ($472,000 in 2002 and $11,000 in 2001). As of December 31, 2003 and 2002 we had outstanding fees payable to this firm of approximately $277,000 and $24,000, respectively. In addition, one of our directors serves as our Research Director, receiving $73,500 in annual compensation in 2003, 2002, and 2001.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2003 and 2002:

	2003	2002	Estimated Depreciable Lives
Building and improvements	$1,454,960	$1,447,010	25 years
Leasehold improvements	8,955,879	8,698,020	Lease Term
Manufacturing equipment	4,197,503	4,086,456	10 years
Laboratory equipment	2,899,824	2,874,039	5 years
Other equipment	466,523	466,523	10 years
Office equipment and furniture	435,496	382,478	5 years
Equipment under capital leases	808,267	258,517	Lease Term

	19,218,452	18,213,043

Less accumulated depreciation and amortization	(17,309,563)	(15,567,936)

	1,908,889	2,645,107
Land	121,167	121,167

Property, plant and equipment, net	$2,030,056	$2,766,274

Depreciation and amortization expense on property, plant and equipment was $1,742,000, $1,561,000 and $1,595,000 in 2003, 2002 and 2001, respectively.

6. China Joint Ventures

Current joint venture

In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group, or SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. Approvals of NDAs in China may require approximately 12-18 months or more. In addition, brief local human trials may be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture.

The existing joint venture began operations in March 2002 and sales of its injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. The existing joint venture’s net loss for the period ended December 31, 2003 was immaterial to our overall results of operations. We account for our investment in the joint venture under the equity method. Our investment in the existing joint venture has been immaterial to date. Under the terms of the joint venture in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits.

Former joint venture

In 2000, we became obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in monthly installment payments of $5,000 in order to terminate our former joint venture in China. We recognized the entire $350,000 obligation as an expense in 2000. As of December 31, 2003 and 2002, we had $135,000 and $195,000, respectively, remaining under this obligation.

7. Note Payable – Tail Wind

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

Because of our failure to make cash payments to the holder of the debentures, an event of default occurred. As a result, the holder filed a demand for arbitration against us in July 2000. On April 9, 2002, we entered into a settlement with Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to us the $2,000,000 in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind’s purchase of the convertible debentures, including all issues raised in the arbitration, which were approximately $4,500,000 including accrued interest and penalties in the approximate amount of $2,500,000. In exchange, we issued to Tail Wind a $1 million promissory note secured by our Fairfield, New Jersey building and equipment and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. The shares were valued at $1,100,000 in the aggregate, based on our closing stock price on April 9, 2002. We therefore recognized a gain for accounting purposes of approximately $2,400,000 on the extinguishment of debt and related interest in 2002.

We have paid approximately $22,000 of principal under this note through December 31, 2003.

8. Fusion Capital Financing

Current Fusion Financing

On October 9, 2003, we entered into a new common stock purchase agreement, as amended, with Fusion Capital Fund II, LLC under which Fusion agreed to purchase, subject to Unigene’s right to reduce or suspend these purchases, on each trading day during the term of the agreement, $30,000 of our common stock up to an aggregate of $15,000,000. The $15,000,000 of common stock can be purchased over a 25 month period subject to earlier termination at our discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $0.20 per share. The purchase price per share is equal to either the lesser of the lowest sale price of our common stock on the purchase date or the average of the three lowest closing sale prices of our common stock during the twelve consecutive trading days prior to the date of purchase by Fusion. We have authorized the issuance of up to 14,750,000 shares of our common stock to Fusion Capital under the common stock purchase agreement, all of which we have registered, consisting of 1,000,000 shares of our common stock issued as a commitment fee, 250,000 shares of our common stock to be issued upon the exercise of a warrant issued as a commitment fee and up to 13,500,000 shares of our common stock that Fusion may purchase from us pursuant to the common stock purchase agreement. We have the unconditional right to suspend purchases at any time for any reason effective upon one trading day’s notice. We also have the unconditional right at any time for any reason to give notice to Fusion terminating the common stock purchase agreement. Fusion may terminate the common stock purchase agreement upon the occurrence of any of the following events of default: the effectiveness of the registration statement of which this prospectus is a part lapses or is unavailable to Fusion, suspension by the OTC Bulletin Board of our common stock from trading, the de-listing of our common stock from our principal market, any material breach, a default by us of any payment obligation in excess of $1,000,000 or any insolvency or bankruptcy proceedings. During 2003, we did not draw down any funds under our new Fusion financing.

Previous Fusion Financing

Under our original agreement with Fusion, which ran from May 2001 through November 2003, we received approximately $8,955,000 through the sale of 21,000,000 shares to Fusion, before cash expenses of approximately $965,000. The sales price per share to Fusion was equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest five closing sale prices of our common stock, during the 15 trading days prior to the date of purchase by Fusion. Fusion had agreed that neither it nor any of its affiliates would engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. As compensation for its original commitment, we issued to Fusion as of March 30, 2001, 2,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share.

In December 2000, we issued a five-year warrant to purchase 373,002 shares of Unigene common stock to our investment banker as a fee in connection with the Fusion financing agreement. The warrant has an exercise price of $1.126 and a fair value of $327,000 using the Black-Scholes pricing model, which was recognized upon the first Fusion purchase, which occurred in 2001.

9. Inventory

Inventories consist of the following as of December 31, 2003 and 2002:

	2003	2002
Finished goods, net of allowances of $1,596,000 and $2,799,000 respectively	$82,399	$—
Raw materials	559,063	264,830

Total	$641,462	$264,830

10. Accrued expenses-other

Accrued expenses - other consists of the following at December 31, 2003 and 2002:

	2003	2002
Former China joint venture (Note 6)	$135,000	$195,000
Interest – note payable to Tail Wind (Note 7)	101,514	42,835
Clinical trials and contract research	85,500	98,508
Vacation and other payroll-related expenses	412,878	452,610
Consultants	690,879	384,382
Other	183,850	222,231

Total	$1,609,621	$1,395,566

11. Due to Covington and Burling

On July 16, 2003, we were named in a lawsuit filed in the Superior Court of the District of Columbia by Covington and Burling, our former attorneys. Service of process in the case was concluded on August 5, 2003, and we responded to the suit on August 25, 2003. Covington and Burling alleged that we failed to pay certain statements rendered by the law firm for legal services and costs advanced and that we failed to pay the principal and interest on two promissory notes executed by us in favor of the law firm. Covington and Burling sought damages in the amount of $918,209, which amount has been accrued, plus interest and counsel fees. On December 18, 2003 we entered into a settlement agreement with Covington and Burling. Under the agreement, any payments we make to Covington and Burling before December 31, 2004 will reduce our total obligation of $1,098,000, consisting of principal and interest, by a multiple of the payment (multiples range from 1.46 to 1.19 depending on the month of payment). Until the obligation is paid in full, we have agreed to remit to Covington and Burling certain percentages or dollar amounts of funds we receive from licensing or financing arrangements and Covington and Burling has received a security interest in certain of our assets. No payments to Covington and Burling were made in 2003.

To the extent that the total obligation is not paid by December 31, 2004, the terms of the notes payable aggregating $800,000 apply. One note for $300,000 is a demand note with a per annum interest rate of 6%. The other is a note for $500,000 which was due December 31, 2001. The per annum interest rate was originally 8%, but increased to 12% on January 1, 2002 when the note was not paid on its due date. No principal or interest payments have been made on these notes as of December 31, 2003.

12. Obligations Under Capital Leases

We entered into various lease arrangements which qualify as capital leases. The future years’ minimum lease payments under the capital leases, together with the present value of the net minimum lease payments, as of December 31, 2003 are as follows:

2004	$194,789
2005	233,640
2006	4,800
2007	4,800
2008	2,779
Total minimum lease payments	440,808
Less amount representing interest	(47,747)

Present value of net minimum lease payments	393,061
Less current portion	(170,852)

Obligations under capital leases, excluding current portion	$222,209

The interest rates on these leases vary from 12% to 16%.

Following is a summary of property held under capital leases:

	2003	2002
Lab equipment	$257,758	$167,410
Manufacturing equipment	501,612	61,714
Office equipment	48,897	29,393

	808,267	258,517
Less: accumulated depreciation	(391,283)	(200,510)

	$416,984	$58,007

13. Obligations Under Operating Leases

We are obligated under a 10-year net-lease, which began in February 1994, for our manufacturing facility located in Boonton, New Jersey. The current lease was renewed in 2003 and now expires in 2014. We have a 10-year renewal option as well as an option to purchase the facility. In addition, we lease laboratory, production, and office equipment under various operating leases expiring in 2004 through 2006. Total future minimum rentals under these noncancelable operating leases are as follows:

2004	$233,000
2005	225,000
2006	212,000
2007	202,000
2008	201,000
2009 and thereafter	1,024,000

$2,097,000

Total rent expense was approximately $236,000, $252,000 and $236,000 for 2003, 2002, and 2001, respectively.

14. Warrants

As of December 31, 2003, there are warrants outstanding to various consultants and an investment banker, all of which are currently exercisable, to purchase an aggregate of 1,973,002 shares of Common Stock at exercise prices ranging from $.50 to $2.66 per share.

The following summarizes warrant activity for the past three years:

	Warrants	Warrants Exercisable At End of Year	Weighted Average Exercise Price

Outstanding January 1, 2001	989,002	989,002

Granted to Fusion	1,000,000		$0.50
Cancelled	(391,000)		2.63
Exercised	—		—

Outstanding December 31, 2001	1,598,002	1,598,002

Granted to consultant (charged to expense)	200,000		$0.63
Cancelled	(70,000)		3.23
Exercised	—		—

Outstanding December 31, 2002	1,728,002	1,648,002

Granted to Fusion	250,000		$0.90
Cancelled	(5,000)		2.38
Exercised	—		—

Outstanding December 31, 2003	1,973,002	1,973,002

A summary of warrants outstanding (all of which are exercisable) as of December 31, 2003 follows:

	Warrants Outstanding
Range of Exercise Price	Number Outstanding	Weighted Ave. Remaining Life (years)	Weighted Ave. Exercise Price
$0.50-$0.99	1,450,000	2.8	$0.59
$1.00-$1.99	373,002	2.0	1.13
$2.00-$2.66	150,000	1.6	2.66

	1,973,002		0.85

In 1995, two consultants received warrants from us to purchase an aggregate of 112,000 shares of common stock. These warrants were exercised, but we were unable to issue unlegended stock due to the lack of an effective registration statement. As compensation for the delay, we issued additional shares to the holders which we recorded as a non-cash expense of $225,000 in 2001.

15. Rights Plan

On December 30, 2002, pursuant to a rights agreement, we distributed common stock purchase rights to shareholders of record as a dividend at the rate of one right for each share of common stock. Each right entitles the holder to purchase from us one ten-thousandth of a share of common stock at an exercise price of $4.00 per right. Initially the rights are attached to the common stock and are not exercisable.

The rights become exercisable and will separate from the common stock ten calendar days after a person or group acquires beneficial ownership of fifteen percent or more of our common stock, or ten business days (or a later date following such announcement as determined by our Board of Directors) after the announcement of a tender offer or an exchange offer to acquire fifteen percent or more of our outstanding common stock.

The rights are redeemable for $.00001 per right at the option of the Board of Directors at any time prior to the close of business on the tenth calendar day after a person or group acquires beneficial ownership of fifteen percent or more of our common stock. If not redeemed, the rights will expire on December 30, 2012. Prior to the date upon which the rights would become exercisable under the rights agreement, our outstanding stock certificates will represent both the shares of common stock and the rights, and the rights will trade only with the shares of common stock.

Generally, if the rights become exercisable, then each stockholder, other than the stockholder whose acquisition has caused the rights to become exercisable, is entitled to purchase, for the exercise price, that number of shares of common stock that, at the time of the transaction, will have a market value of two times the exercise price of the rights. In addition, if, after the rights become exercisable, we are acquired in a merger or other business combination, or fifty percent or more of our assets, cash flow or earning power are sold, each right will entitle the holder to purchase, at the exercise price of the rights, that number of shares of common stock of the acquiring company that, at the time of the transaction, will have a market value of two times the exercise price of the rights.

The rights plan is intended to improve the ability of our Board of Directors to protect the interests of Unigene and our stockholders in the event of an unsolicited proposal to acquire a significant interest in Unigene.

16. Stock Option Plans

During 1994, our stockholders approved the adoption of the 1994 Employee Stock Option Plan (the “1994 Plan”). All of our employees were eligible to participate in the 1994 Plan, including executive officers and directors who are our employees. The 1994 Plan terminated on June 6, 2000; however, 1,427,965 options previously granted continue to be outstanding, of which 1,425,965 are currently exercisable under that plan as of December 31, 2003.

At our 1999 Annual Meeting, the stockholders approved the adoption of a 1999 Directors Stock Option Plan (the “1999 Plan”) under which each person elected to the Board after June 23, 1999 who is not an employee will receive, on the date of his initial election, an option to purchase 21,000 shares of Common Stock. In addition, on May 1st of each year, commencing May 1, 1999, each non-employee director will receive an option to purchase 10,000 shares of Common Stock if he or she has served as a non-employee director for at least six months prior to the May 1st grant. Each option granted under the 1999 Plan will have a ten-year term and the exercise price of each option will be equal to the market price of Unigene’s Common Stock on the date of the grant. A total of 350,000 shares of Common Stock are reserved for issuance under the 1999 Plan.

In November 1999, the Board of Directors approved, subject to stockholder approval, the adoption of a new Stock Option Plan (the “2000 Plan”) to replace the 1994 Plan. All employees (including directors who are employees), as well as certain consultants, are eligible to receive option grants under the 2000 Plan. Options granted under the 2000 Plan have a ten-year term and an exercise price equal to the market price of the Common Stock on the date of the grant. A total of 4,000,000 shares of Common Stock are reserved for issuance under the 2000 Plan.

In November 1999, under the 2000 Plan, the Board granted to our employees, stock options to purchase an aggregate of 482,000 shares (of which 14,650 shares were subsequently cancelled) of Common Stock at an exercise price of $0.63 per share, the market price on the date of grant. Each of the grants was made subject to stockholder approval of the 2000 Plan. At our June 6, 2000 Annual Meeting, the stockholders approved the 2000 Plan. In accordance with APB Opinion No. 25, the measurement date for valuing the stock options for the purpose of determining compensation expense was June 6, 2000, the date of stockholder approval. The market price of the Common Stock on this date was $2.093 per share. Therefore, an aggregate of $683,733 was charged to compensation expense over the vesting periods of the options, which vested in approximately 50% increments on November 5, 2000 and November 5, 2001. We recognized $284,948 as compensation expense in 2001.

The following summarizes activity for options granted to directors and employees:

	Options	Options Exercisable At End of Year	Weighted Average Grant-date Fair Value	Weighted Average Exercise Price
Outstanding January 1, 2001	2,307,115	1,968,540

Granted	1,955,000		$0.41	$0.44
Cancelled	(348,000)		—	1.82
Exercised	(2,375)		—	0.63

Outstanding December 31, 2001	3,911,740	2,118,990

Granted	53,000		$0.53	$0.56
Cancelled	(105,700)		—	1.45
Exercised	(1,800)		—	0.40

Outstanding December 31, 2002	3,857,240	3,195,290

Granted	830,900		$0.29	$0.31
Cancelled	(79,500)		—	0.56
Exercised	(116,250)		—	0.49

Outstanding December 31, 2003	4,492,390	3,620,490

The fair value of the stock options granted in 2003, 2002 and 2001 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0%; expected volatility of 116% in 2003, 116% in 2002 and 113% in 2001; a risk-free interest rate of 3.0% in 2003, 2.9% in 2002 and 4.4% in 2001; and expected lives of 5 years.

A summary of options outstanding and exercisable as of December 31, 2003, follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Ave. Remaining Life (years)	Weighted Ave. Exercise Price	Number Exercisable	Weighted Ave. Exercise Price
$ 0.26-0.49	2,565,900	8.2	$0.39	1,722,500	$0.43
$ 0.50-0.99	708,125	6.0	0.65	688,125	0.65
$1.00-1.99	681,365	3.5	1.82	678,865	1.82
$2.00-4.69	537,000	2.6	2.81	531,000	2.80

	4,492,390		0.94	3,620,490	1.08

As of December 31, 2003, options to purchase 257,000 shares and 1,263,600 shares of Common Stock were available for grant under the 1999 and 2000 Plans, respectively.

17. Income Taxes

As of December 31, 2003, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $85,000,000, expiring from 2004 through 2023, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. In addition, as of December 31, 2003, we have research and development credits in the approximate amount of $3,000,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2004 through 2023.

We have New Jersey operating loss carryforwards in the approximate amount of $29,600,000, expiring from 2006 through 2010, which are available to reduce future earnings, which would otherwise be subject to state income tax. However, 2002’s recent law changes do not allow the use of New Jersey net operating losses to offset current taxable income. As of December 31, 2003, approximately $22,600,000 of these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We have sold tax benefits and realized a total of $269,500 in 2003, $755,000 in 2002 and $561,000 in 2001.

Income tax benefits recorded are summarized as follows:

	Year ended December 31,
	2003	2002	2001
Proceeds from sale of New Jersey tax benefits	$269,500	$755,000	$561,000

State tax expense	(5,000)	—	—

Total income tax benefit	$264,500	$755,000	$561,000

The reconciliation for the benefit from income taxes and the amount computed by applying the estimated combined federal and state statutory income tax rate (43%) is summarized as follows:

Tax benefit at expected rate	$3,181,000	$2,725,000	$5,363,000
Increase in valuation allowance for deferred tax assets and other	(3,181,000)	(2,725,000)	(5,363,000)
Proceeds from sale of New Jersey tax benefits	269,500	755,000	561,000
State tax expense	(5,000)	—	—

Recorded income tax benefit	$264,500	$755,000	$561,000

Deferred tax assets are summarized as follows:

	December 31,
	2003		2002
Federal net operating loss carryforwards		$28,988,000		$26,772,000
State net operating loss carryforwards		2,665,000		2,343,000
Tax credits carryforward		4,871,000		4,515,000
Deferred revenue basis differences		2,381,000		2,510,000
Fixed asset basis differences		3,096,000		2,623,000

		42,001,000		38,763,000
Valuation allowance		(42,001,000)		(38,763,000)

Net deferred tax assets	$	— 0 —	$	— 0 —

18. Employee Benefit Plan

We maintain a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to an annual maximum for each employee set by the Internal Revenue Service. Our discretionary matching contribution expense for 2003, 2002 and 2001 was approximately $54,000, $49,000 and $43,000, respectively.

19. Research, Licensing and other Revenue

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development activities, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, in January 2003 we received a $1,000,000 milestone payment from GSK in acknowledgment of the performance demonstrated by our oral PTH formulation in animal studies. GSK could make subsequent milestone payments in the aggregate amount of up to $146,000,000, subject to the progress of the compound through clinical development and through to the market. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. Revenue for the years ended December 31, 2003 and December 31, 2002 includes the recognition of $200,000 and $150,000, respectively, of deferred licensing revenue from GSK. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product. During 2003, in addition to the aforementioned $1,000,000 milestone, we recognized an aggregate of $306,000 in revenue from our GSK development activities and $1,166,000 from the sale of bulk PTH to GSK. During 2003, direct and indirect costs associated with this project were approximately $900,000.

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002 and will be eligible to receive milestone payments and royalty payments on product sales. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. Revenue for the years ended December 31, 2003 and December 31, 2002 includes the recognition of $158,000 and $13,000, respectively, of licensing revenue from USL. During 2003 we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. We will be responsible for manufacturing the product and will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide. During 2003, direct and indirect costs associated with this project were approximately $2,500,000.

Research and development costs primarily consist of personnel costs, supplies, outside consultants and indirect costs and are included in research and development expenses.

20. Legal Matters

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company’s financial statements.

21. Selected Quarterly Financial Data (Unaudited)

2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$1,738,960	$3,800,742	$117,544	$366,736
Operating income (loss)	$(1,119,604)	$743,251	$(2,809,556)	$(3,038,142)
Net income (loss)	$(1,464,647)	$382,218	$(3,171,098)	$(3,144,397)
Net income (loss) per share, basic and diluted	$(0.02)	$0.01	$(0.05)	$(0.04)

2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$79,971	$556,700	$826,199	$1,195,088
Operating loss	$(2,289,544)	$(2,328,561)	$(1,646,646)	$(2,231,457)
Net loss	$(2,564,304)	$(162,364)	$(1,506,068)	$(2,103,887)
Net loss per share, basic and diluted	$(0.05)	$—	$(0.02)	$(0.04)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The information required by this item is included in the section entitled “Proposal 2, Ratification of the Appointment of Independent Auditors” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 3, 2004 and is hereby incorporated by reference.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

In connection with its audit of our financial statements for the year ended December 31, 2003, Grant Thornton LLP (“Grant Thornton”), our independent accountants, advised the Audit Committee and management of internal control matters with respect to (1) an IT disaster recovery plan, (2) storage for IT system back-ups and (3) segregation of duties in the payroll department that they considered to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. We considered these matters in connection with the preparation of the December 31, 2003 financial statements included in this Form 10-K and determined that no financial statements were affected by such matters. In response to the observations made by Grant Thornton, in 2004 we will implement the following modifications to our internal controls and procedures, which we believe will address the matters raised by Grant Thornton: (1) We will implement an IT disaster recovery plan, (2) we will provide for off-site storage of IT system backups and (3) we will improve oversight and review of the payroll process.

(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is included in the sections entitled “Election of Directors” and “Code of Ethics” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 3, 2004 and is hereby incorporated by reference. Information concerning the Executive Officers of the Registrant is included in Item I of Part I above, in the section entitled “Executive Officers of the Registrant.”

Item 11. Executive Compensation

The information required by this item is included in the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 3, 2004 and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the sections entitled “Security Ownership of Management” and “Equity Compensation Plan Information” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 3, 2004 and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included in the section entitled “Compensation Committee Interlocks and Insider Participation” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 3, 2004 and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included in the section entitled “Ratification of the Appointment of Independent Auditors” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 3, 2004 and is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

The Financial Statements and Supplementary Data set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

(a) 2. Financial Statement Schedules

None.

(a) 3. Exhibits.

See Index to Exhibits which appears on Pages 53-55.

(b) Reports on Form 8-K:

None.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant and Amendments thereto to July 1, 1986 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

3.1.1	Certificate of Amendments of Certificate of Incorporation filed July 29, 1986 and May 22, 1987 (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

3.1.2	Certificate of Amendments of Certificate of Incorporation filed August 22, 1997 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

3.1.3	Amendment to Certificate of Incorporation filed July 18, 2001 (incorporated by reference to Exhibit 3.1.3 of Post-Effective Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

4.1	Rights Agreement between Unigene Laboratories, Inc. and Registrar and Transfer Company, dated December 20, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated December 23, 2002).

4.2	Specimen Certificate for Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

10.1	Lease agreement between the Registrant and Fulton Street Associates, dated May 20, 1993 (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16005)).

10.2	1994 Employee Stock Option Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement dated April 28, 1994, which is set forth as Appendix A to Exhibit 28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16005)).

10.3	Directors Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-16005)).

10.4	Mortgage and Security Agreement between the Registrant and Jean Levy dated February 10, 1995 (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.5	Loan and Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy dated March 2, 1995 (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.6	Employment Agreement between the Registrant and Warren P. Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7	Employment Agreement between the Registrant and Ronald S. Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.8	Employment Agreement between the Registrant and Jay Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.9	Split Dollar Agreement dated September 30, 1992 between the Registrant and Warren P. Levy (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).

10.10	Split Dollar Agreement dated September 30, 1992 between the Registrant and Ronald S. Levy (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).

10.12	Amendment to Loan Agreement and Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated March 20, 1995 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.14	Amendment to Loan and Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated June 29, 1995 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.15	Promissory Note between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated June 29, 1995 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.17	License Agreement, dated as of July 15, 1997, between the Registrant and Warner-Lambert Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 15, 1997). *

10.19	Purchase Agreement, dated June 29, 1998, between the Registrant and The Tail Wind Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.20	Registration Rights Agreement, dated June 29, 1998, between the Registrant and The Tail Wind Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.21	Form of Promissory Note between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.22	Form of Promissory Note between the Registrant and Warren Levy and Ronald Levy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.23	Amendment to Loan Agreement and Security Agreement between the Registrant and Jay Levy, Warren Levy and Ronald Levy, dated June 25, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.24	Amended and Restated Secured Note between the Registrant and Jay Levy, dated July 13, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.25	Amended and Restated Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated July 13, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.26	Subordination Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated July 13, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.27	Mortgage and Security Agreement, dated July 13, 1999, between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.28	$70,000 Secured Note between the Registrant and Jay Levy dated July 30, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.29	$200,000 Secured Note between the Registrant and Jay Levy dated August 5, 1999 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.30	Modification of Mortgage and Security Agreement between the Registrant and Jay Levy dated August 5, 1999 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.31	Amendment to Security Agreement and Subordination Agreement between the Registrant and Jay Levy, Warren Levy and Ronald Levy, dated August 5, 1999 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.32	Joint Venture Contract between Shijiazhuang Pharmaceutical Group Company, Ltd., and Unigene Laboratories, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, with certain confidential information omitted and filed separately with the Secretary of the Commission).

10.33	Articles of Association of Shijiazhuang-Unigene Pharmaceutical Corporation Limited, dated June 15, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, with certain confidential information omitted and filed separately with the Secretary of the Commission).

10.34	2000 Stock Option Plan (incorporated by reference to Attachment A to the Registrant’s Schedule 14A, dated April 28, 2000, containing the Registrant’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (File No. 0-16005)).

10.35	Common Stock Purchase Agreement, dated May 9, 2001, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement No. 333-60642 on Form S-1, filed May 10, 2001).

10.36	Registration Rights Agreement, dated April 23, 2001, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement No. 333-60642 on Form S-1, filed May 10, 2001).

10.37	Warrant, dated March 30, 2001, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement No. 333-60642 on Form S-1, filed May 10, 2001).

10.38	Patent Security Agreement, dated March 13, 2001, between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.38 of Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.39	First Amendment to Patent Security Agreement, dated May 29, 2001, between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.39 of Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.40	Letter Agreement between Fusion Capital Fund II, LLC and Unigene Laboratories, Inc., dated November 1, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.41	Letter Agreement between Fusion Capital Fund II, LLC and Unigene Laboratories, Inc., dated November 26, 2001 (incorporated by reference to Exhibit 10.41 of Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.42	License agreement between Unigene Laboratories, Inc. and SmithKline Beecham Corporation dated April 13, 2002 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, dated April 26, 2002). *

10.43	License and development agreement between Upsher-Smith Laboratories, Inc. and Unigene Laboratories, Inc. dated November 26, 2002 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on form 8-K, dated January 9, 2003). *

10.44	Settlement agreement between The Tail Wind Fund, Ltd. and Unigene Laboratories, Inc., dated April 9, 2002 (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.45	Director Stock Option Agreement between Allen Bloom and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.46	Director Stock Option Agreement between J. Thomas August and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.47	Director Stock Option Agreement between Bruce Morra and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.48	Second Amendment to Lease between Fulton Street Associates and Unigene Laboratories, Inc. dated as of May 15, 2003 (incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 1 to Registrant’s Registration Statement No. 333-75960, filed August 1, 2003).

10.49	Common Stock Purchase Agreement, dated October 9, 2003, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.49 to Registrant’s Registration Statement No. 333-109655, filed October 10, 2003).

10.50	Registration Rights Agreement, dated October 9, 2003 between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.50 to Registrant’s Registration Statement No. 333-109655, filed October 10, 2003).

10.51	Amendment No. 1 to Common Stock Purchase Agreement, dated October 9, 2003, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.51 to Amendment No. 1 to Registrant’s Registration Statement No. 333-109655, filed November 7, 2003).

10.52	Settlement Agreement dated December 18, 2003 between Covington and Burling and Unigene Laboratories, Inc.

23.1	Consent of Grant Thornton LLP for years 2003 and 2002.

23.2	Consent of KPMG LLP for year 2001.

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Jay Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Jay Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.

March 30, 2004	/s/ Warren P. Levy
Warren P. Levy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2004	/s/ Warren P. Levy
Warren P. Levy, President, Chief Executive Officer and Director

March 30, 2004	/s/ Jay Levy
Jay Levy, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director

March 30, 2004	/s/ Ronald S. Levy
Ronald S. Levy, Secretary, Executive Vice President and Director

March 30, 2004	/s/ Allen Bloom
Allen Bloom, Director

March 30, 2004	/s/ J. Thomas August
J. Thomas August, Director

March 30, 2004	/s/ Thomas Picone
Thomas Picone, Director