Form 10-Q
period 2004-03-31
UNIGENE LABORATORIES INC
filed 2004-05-17
CIK 352747

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common Stock, $.01 Par Value – 77,981,995 shares as of May 10, 2004

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIGENE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$591,100	$511,865
Accounts receivable	55,689	184,768
Prepaid expenses	157,341	76,400
Inventory	1,213,435	641,462

Total current assets	2,017,565	1,414,495
Property, plant and equipment, net	1,988,628	2,030,056
Investment in joint venture	32,725	32,725
Patents and other intangibles, net	1,079,542	1,094,365
Other assets	505,488	494,988

	$5,623,948	$5,066,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,259,622	$1,022,377
Accrued expenses	1,416,172	1,609,621
Deferred licensing fees	363,895	363,895
Notes payable - stockholders	11,273,323	11,273,323
Accrued interest – stockholders	4,877,475	4,541,723
Due to Covington and Burling	885,002	1,098,270
Current portion - capital lease obligations	163,818	170,852
Note payable – Tail Wind	977,686	—
Advance from Fusion Capital	750,000	—

Total current liabilities	21,966,993	20,080,061

Deferred licensing fees, excluding current portion	5,082,574	5,173,550
Note payable-Tail Wind	—	977,686
Capital lease obligations, excluding current portion	195,992	222,209

Total liabilities	27,245,559	26,453,506

Commitments and contingencies
Stockholders’ equity (deficit):
Common Stock - par value $.01 per share, authorized 100,000,000 shares, issued 75,239,099 shares in 2004 and 72,113,147 shares in 2003	752,391	721,131
Additional paid-in capital	81,664,455	79,477,793
Accumulated deficit	(104,037,426)	(101,584,770)
Less: Treasury stock, at cost, 7,290 shares	(1,031)	(1,031)

Total stockholders’ equity (deficit)	(21,621,611)	(21,386,877)

	$5,623,948	$5,066,629

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Licensing and other revenue	$323,323	$1,738,960

Operating expenses:
Research and development	1,683,217	2,165,645

General and administrative	797,174	692,919

	2,480,391	2,858,564

Operating loss	(2,157,068)	(1,119,604)

Other income (expense):
Gain on the extinguishment of debt and related interest	63,269	—
Interest income	2,204	4,433
Interest expense – principally to stockholders	(361,061)	(349,476)

Net loss	$(2,452,656)	$(1,464,647)

Net loss per share, basic and diluted	$(.03)	$(.02)

Weighted average number of shares outstanding - basic and diluted	74,305,250	63,632,958

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three Months Ended March 31, 2004

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2004	72,113,147	$721,131	$79,477,793	$(101,584,770)	$(1,031)	$(21,386,877)
Sale of common stock to Fusion at $0.69 to $0.75 per share (net of cash issuance costs of $33,000)	3,124,952	31,250	2,186,042	—	—	2,217,292
Exercise of stock options	1,000	10	620	—	—	630
Net loss	—	—	—	(2,452,656)	—	(2,452,656)

Balance, March 31, 2004	75,239,099	$752,391	$81,664,455	$(104,037,426)	$(1,031)	$(21,621,611)

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2004	2003
Net cash used in operating activities	$(2,671,539)	$(1,264,209)

Investing activities:
Purchase of equipment and furniture	(138,446)	(82,401)
Increase in patents and other intangibles	(22,952)	(6,976)
Increase in other assets	(10,500)	(21,098)
Construction of leasehold and building improvements	(11,999)	(7,206)

Net cash used in investing activities	(183,897)	(117,681)

Financing activities:
Proceeds and advances from sale of stock, net	2,967,292	10,000
Repayment of stockholder notes	—	(100,000)
Repayment of notes payable – Tail Wind	—	(7,976)
Repayment of capital lease obligations	(33,251)	(59,907)
Proceeds from exercise of stock options	630	—

Net cash provided by (used for) financing activities	2,934,671	(157,883)

Net increase (decrease) in cash and cash equivalents	79,235	(1,539,773)

Cash and cash equivalents at beginning of period	511,865	2,224,198

Cash and cash equivalents at end of period	$591,100	$684,425

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Purchase of equipment through capital leases	—	$177,115

Issuance of common stock in payment of accounts payable	—	$300,000

Cash paid for interest	$9,600	$2,200

Cash paid for income taxes	$5,200	—

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NOTE A - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2003.

New Accounting Pronouncements

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

NOTE B – LIQUIDITY

At March 31, 2004, we had cash and cash equivalents of $591,000, an increase of $79,000 from December 31, 2003.

We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GlaxoSmithKline (GSK), Upsher-Smith Laboratories (USL), or Novartis Pharma AG (Novartis) agreements and through the sale of parathyroid hormone (PTH) and calcitonin to GSK and Novartis, respectively and, if necessary, with the funds available through our financing with Fusion Capital Fund II, LLC (Fusion). We therefore expect to have sufficient financial resources for the next twelve months. Our financial situation may be augmented by sales and royalties on our nasal calcitonin product if it receives FDA approval and we are able to launch the product later in 2004. If we are unable to achieve these milestones and sales, or are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at March 31, 2004, had an accumulated deficit of approximately $104,000,000 and a working capital deficiency of approximately $20,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $11,000,000 per year. In addition, we have principal and interest obligations under the Tail Wind note, outstanding notes payable to the Levys, our executive officers, as well as obligations relating to our current and former joint venture agreements in China. As discussed in Note F to the financial statements, we have stockholder demand notes in default at March 31, 2004. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis, of which an aggregate of $4,000,000 in up-front and milestone payments has been received through March 31, 2004. GSK could make additional milestone payments in the aggregate amount of $146,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $3,900,000 from GSK for PTH sales and in support of our PTH development activities through March 31, 2004 (see Note C).

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002 and a milestone payment of $3,000,000 in 2003 (see Note D).

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 in April 2004 from Novartis in an up-front payment and a partial prepayment for calcitonin purchases. These cash payments and any resulting revenue are not included in the financial statements for the period ended March 31, 2004 (see Note E).

Our future ability to generate cash from operations will depend primarily in the short-term upon the achievement of milestones in the GSK, USL and Novartis agreements, GSK reimbursed development activities and through the sale of PTH to GSK and calcitonin to Novartis and, in the long-term, on receiving royalties from the sale of our licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other oral peptides. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products. We also have a new financing agreement in place with Fusion Capital Fund II, LLC (see Note I). During the three-month period ended March 31, 2004, under the new Fusion agreement, we received $2,250,000 from the sale of 3,124,952 shares of common stock to Fusion, before cash expenses of $33,000. In March 2004, we also received a $750,000 advance from Fusion. The advance was settled in April 2004 with the issuance of 1,071,429 shares of common stock to Fusion.

NOTE C- GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis of which an aggregate of $4,000,000 in up-front and milestone payments has been received through March 31,

2004. We have also received an additional $3,900,000 from GSK for PTH sales and in support of our PTH development activities through March 31, 2004. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. For the three months ended March 31, 2004, we recognized $122,000 for our GSK development activities and $50,000 in licensing revenue. GSK could make additional milestone payments in the aggregate amount of $146,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. During 2003, we received a $3,000,000 milestone payment from USL for the Food and Drug Administration (FDA)’s acceptance for review of our nasal calcitonin New Drug Application (NDA). In addition, we are eligible to receive milestone payments of $4,000,000 and royalty payments on product sales, if commercialized. We will be responsible for manufacturing the product and will sell filled calcitonin product to USL. USL will package the product and will distribute it nationwide. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. Revenue for the three-month period ended March 31, 2004 consists of the recognition of $39,000 of licensing revenue from USL. In January 2004 we announced the receipt of an approvable letter from the FDA. The letter is an official communication from the FDA indicating that the agency is prepared to approve the NDA upon the finalization of the labeling and the resolution of specific remaining issues, including the submission of additional information and data. However, during this review process additional questions or concerns may be raised by the FDA which could delay product approval. We believe that FDA approval for this product could occur later in 2004. A Citizen’s Petition, which typically requests the FDA to reconsider its decisions, was filed on January 9, 2004 on behalf of an anonymous party subsequent to the announcement of our receipt of the FDA approvable letter. Using certain assumptions, the petition questioned the FDA’s ability to grant approval for any recombinant calcitonin product that primarily relies on clinical markers of bone cell activity. We believe that all of the issues raised in the petition have been thoroughly considered by the FDA prior to the issuance of the approvable letter. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

NOTE E – NOVARTIS AGREEMENT (Recent Development)

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. These cash payments and any resulting revenue are not included in the financial statements for the period ended March 31, 2004. Revenue recognition of the up-front licensing fee has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases will be recognized as we ship product to Novartis, which is expected to occur during 2004. Initially, Novartis will purchase calcitonin from us for use in their oral calcitonin development program. Eventually, Novartis plans to implement our patented manufacturing process at a Novartis facility to support their calcitonin products. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

NOTE F – NOTES PAYABLE – STOCKHOLDERS

To satisfy our short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to us. As of March 31, 2004, total accrued interest on all Levy loans was approximately $4,877,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $11,273,323.

In 2001, due to the fact that we did not make principal and interest payments when due, the interest rate on $3,465,000 (currently $3,185,000), $260,000 and $248,323 of prior demand loans, which are now in default, made to us by Jay Levy, Warren Levy and Ronald Levy, respectively, increased an additional 5% per year to the Merrill Lynch Margin Loan Rate plus 5.25% (10.5% as of March 31, 2004) and the interest rate on $1,870,000 of term notes evidencing loans made by Jay Levy to us increased an additional 5% per year from 6% to 11%. The increased rate is calculated on both past due principal and interest.

NOTE G – NOTE PAYABLE – TAIL WIND

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

In April 2002, we entered into a settlement with Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to us the $2,000,000 in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind’s purchase of the convertible debentures, which were approximately $4,500,000 including accrued interest and penalties in the approximate amount of $2,500,000. In exchange, we issued to Tail Wind a $1,000,000 promissory note secured by our Fairfield, New Jersey building and equipment and 2,000,000 shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. Through March 31, 2004, an aggregate of $22,314 in principal had been repaid on the note.

NOTE H – INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

	March 31, 2004	December 31, 2003
Finished goods, net of allowances of $1,670,000 and $1,596,000, respectively	$646,384	$82,399
Raw materials	567,051	559,063

Total	$1,213,435	$641,462

NOTE I – FUSION CAPITAL FINANCING

On October 9, 2003, we entered into a new common stock purchase agreement, as amended, with Fusion under which Fusion agreed, if so requested by Unigene and subject to certain conditions, to purchase on each trading day during the term of the agreement $30,000 of our common stock up to an aggregate of $15,000,000. This agreement terminates in November 2005. We may decrease or suspend purchases or terminate the agreement at any time. If our stock price equals or exceeds $0.80 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $30,000, providing that the closing sale price of our stock remains at least $0.80. Fusion is not obligated to purchase any shares of our common stock if the purchase price is less than $0.20 per share. Under this agreement, we must satisfy requirements that are a condition to Fusion’s obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion, no default on, or acceleration prior to maturity of, any of our payment obligations in excess of $1,000,000, no insolvency or bankruptcy on our part, continued listing of Unigene common stock on the OTC Bulletin Board, and we must avoid suspension of our listing on the OTC Bulletin Board for a period of three consecutive trading days. The sales price per share to Fusion would be equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest three closing sale prices of our common stock during the twelve trading days prior to the date of purchase by Fusion. Fusion has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. As compensation for its commitment we issued to Fusion, as of October 9, 2003, 1,000,000 shares of common stock and a five-year warrant, as amended, to purchase 250,000 shares of common stock at an exercise price of $0.90 per share which was charged to additional paid-in-capital. Fusion may not sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant until 25 months from the date of the common stock purchase agreement or until the date the common stock purchase agreement is terminated. In addition to the issuance of the commitment shares, the Board of Directors has authorized the issuance and sale to Fusion of up to 13,500,000 shares of Unigene common stock. For the three months ended March 31, 2004, we received $2,250,000 from the sale of 3,124,952 shares of common stock to Fusion, before cash expenses of approximately $33,000. In March 2004, we also received a $750,000 advance from Fusion. The advance was settled in April 2004 with the issuance of 1,071,429 shares of common stock to Fusion. As of March 31, 2004, there is an outstanding warrant to purchase 373,002 shares of Unigene common stock issued to an investment banker as a fee in connection with the original Fusion financing agreement which has an exercise price of $1.126 and expires in December 2005 and a five-year warrant issued to Fusion in 2001 to purchase 1,000,000 shares of common stock at an exercise price of $ 0.50 per share.

NOTE J – CHINA JOINT VENTURES

Current joint venture

In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group (SPG), a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. Approvals of NDAs in China may require approximately 12-18 months or more. In addition, brief local human trials may be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The existing joint venture began operations in March 2002 and sales of its injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. The existing joint venture’s net losses for the periods ended December 31, 2003 and March 31, 2004 were immaterial to our overall results of operations. We account for our investment in the joint venture under the equity method. Our investment in the existing joint venture has been immaterial to date.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits, if any.

Former joint venture

We are obligated to pay to the Qingdao General Pharmaceutical Company (Qingdao), our former joint venture partner in China, an aggregate of $350,000 in monthly principal installment payments of $5,000 in order to terminate this joint venture of which $120,000 is remaining as of March 31, 2004 and is included in accrued expenses - other. We recognized the entire $350,000 obligation as an expense in 2000.

NOTE K – DUE TO COVINGTON AND BURLING

In July 2003, we were named in a lawsuit filed in the Superior Court of the District of Columbia by Covington and Burling, our former attorneys. Covington and Burling alleged that we failed to pay certain statements rendered by the law firm for legal services and costs advanced and that we failed to pay the principal and interest on two promissory notes executed by us in favor of the law firm. Covington and Burling sought damages in the amount of $918,209, which amount had been accrued, plus interest and counsel fees. On December 18, 2003 we entered into a settlement agreement with Covington and Burling. Under the agreement, any payments we make to Covington and Burling before December 31, 2004 will reduce our total obligation of $1,098,000, consisting of principal and interest, by a multiple of the payment (multiples range from 1.46 to 1.19 depending on the month of payment). Until the obligation is paid in full, we have agreed to remit to Covington and Burling certain percentages or dollar amounts of funds we receive from licensing or financing arrangements and Covington and Burling has received a security interest in certain of our assets. During the three-month period ended March 31, 2004, we made payments to Covington and Burling in the aggregate amount of $150,000. These payments had an average multiple of 1.42 and reduced our debt to Covington and Burling by $213,269. We therefore recognized a gain on extinguishment of debt in the amount of $63,269 in the first quarter of 2004. In April 2004, pursuant to the terms of the settlement agreement, we paid Covington and Burling $660,725, at a multiple of 1.33944, which resulted in full satisfaction of the outstanding indebtedness of $885,002, thereby recognizing a gain on extinguishment of debt in the amount of $224,277 in the second quarter of 2004.

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

Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Net loss:
As reported	$(2,452,656)	$(1,464,647)
Add: Total employee and director stock-based compensation recognized	—	10,005
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(15,774)	(1,000)

Pro forma net loss	$(2,468,430)	$(1,455,642)

Basic and diluted net loss per share:
As reported	$(.03)	$(.02)
Pro forma	(.03)	(.02)

NOTE M – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on, and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for the three-month period ended March 31, 2004 and 2003 because our stock options and warrants (approximately 6,469,000 and 5,604,000 potential shares of Common Stock for the three-month periods ended March 31, 2004 and March 31, 2003, respectively,) would be antidilutive.

NOTE N – PATENTS AND OTHER INTANGIBLES

Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. As of March 31, 2004, eleven of our patents are issued in the U.S. and thirty-four are issued in various foreign countries. Various other patent and trademark applications are still pending. Such pending patents and trademarks had a cost basis of $560,000 at March 31, 2004, and will be amortized over their useful lives once the patents are issued. Other intangibles are recorded at cost and are amortized over their estimated useful lives. Accumulated amortization on patents and other intangibles is $628,000 and $590,000 at March 31, 2004 and December 31, 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Unigene’s Annual Report on Form 10-K for the year ended December 31, 2003, including the financial statements and notes contained therein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of our business, or industry results, to be materially different from any future results, performance or activities expressed or implied by such forward-looking statements. These factors include: general economic and business conditions, our financial condition, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals for our products, litigation and other factors discussed in our various filings with the SEC, including Unigene’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

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

The current need of major pharmaceutical companies to add products to their pipeline may be favorable for us and for other small biopharmaceutical companies. But this need is subject to rapid change and it is uncertain whether any additional pharmaceutical companies would have interest in our products or technologies. In addition, there is continuing consolidation within the pharmaceutical industry. Its effect on Unigene is uncertain.

Revenue

Revenue is summarized as follows for the three-month periods ended March 31, 2004 and 2003:

	2004	2003
Licensing Revenue	$90,975	$1,089,474
Development Services	122,172	88,697
Product Sales	48,700	560,600
Other	61,476	189

	$323,323	$1,738,960

Revenue for the three months ended March 31, 2004 decreased 81% to $323,000 from $1,739,000 in the comparable period in 2003. Revenue for the three months ended March 31, 2004 consisted primarily of licensing revenue from GSK and USL as well as development activities under the GSK agreement. Licensing revenue was significantly higher in the first quarter of 2003 due to the receipt of a $1,000,000 milestone payment from GSK for a successful animal study. Milestone revenue is based upon one time events and is therefore not predictive of future revenue. Reimbursement from GSK for development activities increased this quarter due to the variability of research requirements, but may decline in the future due to our decreased responsibilities as the oral PTH program progresses and GSK’s responsibilities increase. There were no PTH sales to GSK for the quarter ended March 31, 2004 due to the fact that we have already supplied sufficient bulk PTH to GSK to meet their short term needs for upcoming studies. Revenue for the three months ended March 31, 2003 included the $1,000,000 milestone payment as well as bulk PTH sales to GSK in the amount of $520,000. In 2002, we received a $2,000,000 up-front payment under an agreement for an oral PTH product licensed to GSK. We also received a $1,000,000 licensing-related milestone payment from GSK in 2002. These $3,000,000 in payments are being deferred in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104) and recognized as revenue over a 15-year period, which is our estimated performance period of the license agreement. Therefore, $50,000 of the initially deferred up-front and milestone payments from GSK was recognized as revenue during each of the three-month periods ended March 31, 2004 and March 31, 2003. Also in 2002, we received a $3,000,000 up-front payment under an agreement for a nasal calcitonin product licensed to USL. This $3,000,000 is being deferred in accordance with SAB 104 and recognized as revenue over a 19-year period, which is our estimated performance period of the license agreement. Therefore, $39,000 of the up-front payment from USL was recognized as revenue during the three-month periods ended March 31, 2004 and March 31, 2003. In September 2003, we received a $60,000 up-front payment for our nasal calcitonin license in Greece. This revenue is being deferred in accordance with SAB 104 and recognized as revenue over a 10-year period, which is our estimated performance period of the license agreement. In a recent development, we signed a worldwide licensing agreement with Novartis in April 2004 for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. Revenue recognition of the up-front licensing fee will be deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases will be recognized as we ship product to Novartis which is expected to occur during 2004.

Research and development, our largest expense, decreased 22% to $1,683,000 from $2,166,000 for the three months ended March 31, 2004, as compared to the same period in 2003. The three-month decrease was primarily attributable to a reduction in production costs in the amount of $431,000 due to the capitalization into inventory of certain manufacturing expenses due to our calcitonin production in anticipation of the Novartis agreement, a reduction in depreciation expense of $199,000 and a reduction in nasal calcitonin development expenses of $106,000, partially offset by increased personnel costs of $108,000 and increased lab supplies, consulting and outside testing in the aggregate amount of $96,000.

General and administrative expenses increased 15% to $797,000 from $693,000 for the three months ended March 31, 2004 as compared to the same period in 2003. The three-month increase was primarily due to increased personnel costs of approximately $58,000, legal expenses of $31,000 and increased insurance expense of $20,000.

Gain on the extinguishment of debt and related interest in 2004 resulted from our December 2003 settlement agreement with Covington and Burling. Under the agreement, any payments that we make to Covington and Burling before December 31, 2004 will reduce our total obligation of $1,098,000, consisting of principal and interest, by a multiple of the amount of the payment (multiples range from 1.46 to 1.19 depending on the month of payment). Until the obligation is paid in full, we have agreed to remit to Covington and Burling certain percentages or dollar amounts of funds we receive from licensing or financing arrangements and Covington and Burling has received a security interest in certain of our assets. During the three-month period ended March 31, 2004, we made payments to Covington and Burling in the aggregate amount of $150,000. These payments had an average multiple of 1.42 and reduced our debt to Covington and Burling by $213,269. We therefore recognized a gain on extinguishment of debt in the amount of $63,269 in the first quarter of 2004.

Interest expense for the first quarters of 2003 and 2004 was affected by the fact that in 2001 we did not make principal and interest payments on certain officers’ loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $179,000 for the first three months of 2004 and $152,000 for the first three months of 2003 and total interest expense on officers’ loans for the three months ended March 31, 2004 and 2003 was $336,000 and $313,000, respectively.

Due to the decrease in revenue from GSK partially offset by a decrease in operating expenses, net loss for the three months ended March 31, 2004 increased 67% or approximately $988,000 to $2,453,000 from $1,465,000 for the corresponding period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have a number of future payment obligations under various agreements. They are summarized at March 31, 2004 as follows:

Contractual Obligations	Total	2004	2005	2006	2007	Thereafter
Chinese joint ventures (SPG & Qingdao)	$982,500	45,000	427,500	15,000	495,000	—
Tail Wind Note	977,686	—	977,686	—	—	—
Notes payable – stockholders	11,273,323	11,273,323	—	—	—	—
Capital leases	359,810	128,139	219,709	3,120	3,120	5,722
Operating leases	2,038,602	174,481	225,002	212,269	201,438	1,225,412
Executive compensation	303,750	303,750	—	—	—	—
Due to Covington and Burling	885,002	885,002	—	—	—	—
Accrued interest – stockholders	4,877,475	4,877,475	—	—	—	—
Accrued interest – Tail Wind	116,139	—	116,139	—	—	—

Total Contractual Obligations	$21,814,287	17,687,170	1,966,036	230,389	699,558	1,231,134

At March 31, 2004, we had cash and cash equivalents of $591,000, an increase of $79,000 from December 31, 2003.

We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GSK, USL, or Novartis agreements and through the sale of PTH and calcitonin to GSK and Novartis, respectively and, if necessary, with the funds available through our financing with Fusion. We therefore expect to have sufficient financial resources for the next twelve months. Our financial situation may be augmented by sales and royalties on our nasal calcitonin product if it receives FDA approval and we are able to launch the product later in 2004. If we are unable to achieve these milestones and sales, or are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at March 31, 2004, had an accumulated deficit of approximately $104,000,000 and a working capital deficiency of approximately $20,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $11,000,000 per year. In addition, we have principal and interest obligations under the Tail Wind note, outstanding notes payable to the Levys, our executive officers, as well as obligations relating to our current and former joint venture agreements in China. As discussed in Note F to the financial statements, we have stockholder demand notes in default at March 31, 2004. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis, of which an aggregate of $4,000,000 in up-front and milestone payments has been received through March 31, 2004. GSK could make additional milestone payments in the aggregate amount of $146,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $3,900,000 from GSK for PTH sales and in support of our PTH development activities through March 31, 2004. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002, and we received an additional $1,000,000 milestone payment in January 2003. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, once commercialized.

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 in 2002 from USL and are eligible to receive milestone payments up to $7,000,000 and royalty payments on product sales. In the second quarter of 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. We will be responsible for manufacturing the product and will sell filled calcitonin product to USL. USL will package the product and will distribute it nationwide.

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. Initially, Novartis will purchase calcitonin from us for use in their oral calcitonin development program. Eventually, Novartis plans to implement our patented manufacturing process at a Novartis facility to support their calcitonin products. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility.

Our future ability to generate cash from operations will depend primarily in the short-term upon the achievement of milestones in the GSK, USL and Novartis agreements, GSK reimbursed development activities and through the sale of PTH to GSK and calcitonin to Novartis and, in the long-term, by receiving royalties from the sale of our licensed products and technologies. We have licensed distributors in Greece, where the product is not yet approved, for our nasal calcitonin product and in the United Kingdom, Ireland and Israel for our injectable product. However, these agreements have not produced significant revenues. In June 2000, we entered into an agreement in China with SPG to create a joint venture to manufacture and market our injectable and nasal calcitonin products. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other oral peptides. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products.

We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of various peptide products for the treatment of osteoporosis, including nasal and oral calcitonin and oral PTH. In general, we seek to develop the basic product and then license the product to an established pharmaceutical company to complete the development, clinical trials and regulatory process. As a result, we will not control the nature, timing or cost of bringing our products to market. Each of these products is in various stages of completion. For nasal calcitonin, we filed an Investigational New Drug application (IND) with the FDA in February 2000 and successfully completed human studies using our product. A license agreement was signed in November 2002 with USL and an NDA was filed with the FDA in March 2003. The NDA was accepted for review by the FDA in May 2003. In January 2004 we announced the receipt of an approvable letter from the FDA. The letter is an official communication from the FDA indicating that the agency is prepared to approve the NDA upon the finalization of the labeling and the resolution of specific remaining issues, including the submission of additional information and data. However, during this review process additional questions or concerns may be raised by the FDA, which could delay product approval. A Citizen’s Petition, which typically requests the FDA to reconsider its decisions, was filed on January 9, 2004 on behalf of an anonymous party subsequent to the announcement of our receipt of the FDA approvable letter. Using certain assumptions, the petition questioned the FDA’s ability to grant approval for any recombinant calcitonin product that primarily relies on clinical markers of bone cell activity. We believe that all of the issues raised in the petition have been thoroughly considered by the FDA prior to the issuance of the approvable letter. For oral calcitonin, Pfizer terminated its license agreement with us in March 2001 and as a result we are seeking a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. We expect that the costs of these trials would be borne by our future licensee due to our limited financial resources. Because multiple clinical trials are still necessary for our oral calcitonin product, the product launch would take at least several years. PTH is in very early stages of development and it is too early to speculate on the probability or timing of a marketable product using our PTH. A license agreement for the product was signed with GSK in April 2002. Due to our limited financial resources, the delay in achieving milestones in our existing GSK, USL or Novartis agreements, or in signing new license or distribution agreements for our products, or the delay in obtaining regulatory approvals for our products would have an adverse effect on our operations and our cash flow.

We maintain our peptide production facility on leased premises in Boonton, New Jersey. We began production under cGMP guidelines at this facility in 1996. The lease was renewed and now expires in 2014. We have a ten-year renewal option under the lease, as well as an option to purchase the facility. During the first three months of 2004, we invested approximately $150,000 in fixed assets and leasehold improvements. Currently, we have no material purchase commitments outstanding.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA (which was filed in September 2003) and up to an additional $495,000 in cash within two years thereafter. Approvals of NDAs in China may require approximately twelve to eighteen months or more. These amounts may be reduced or offset by our share of the entity’s profits, if any.

In addition, we are obligated to pay to Qingdao an aggregate of $350,000 in monthly principal installment payments of $5,000 in order to terminate our former joint venture in China, of which $120,000 is remaining as of March 31, 2004. We recognized the entire $350,000 obligation as an expense in 2000.

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

To satisfy our short-term liquidity needs, Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $179,000, and total interest expense on all Levy loans was approximately $336,000 for the three months ended March 31, 2004. As of March 31, 2004, total accrued interest on all Levy loans was approximately $4,877,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $11,273,323. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

Under our new agreement with Fusion, we have the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day during the term of the agreement, $30,000 of our common stock up to an aggregate of $15,000,000. See Note I to our financial statements. The Board of Directors has authorized the sale to Fusion of up to 13,500,000 shares of Unigene common stock under this agreement. Under this agreement, from January 1, 2004 through March 31, 2004, we have received $2,250,000 through the sale of 3,124,952 shares to Fusion, before cash expenses of approximately $33,000. Our ability to realize additional funds will depend on our continuing compliance with the new Fusion agreement. Our new agreement with Fusion expires in November 2005, unless we decide to terminate earlier.

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

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies which are more fully described in Note 3 of the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available policy would not produce a materially different result.

Revenue Recognition: Revenue from the sale of product is recognized upon shipment to the customer. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when earned. Such revenues generally do not involve difficult, subjective or complex judgments. Non-refundable milestone payments that represent the completion of a separate earnings process and a significant step in the research and development process are recognized as revenue when earned if they meet the definition of SAB 104. This sometimes requires management to judge whether or not a milestone has been met, and when it should be recognized in the financial statements. Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the life of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. In addition, EITF No. 00-21 requires companies to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 has not had a material impact on the financial statements to date.

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

The information below summarizes our market risks associated with debt obligations as of March 31, 2004. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Variable interest rates disclosed represent the rates at March 31, 2004. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

	Carrying Amount	Year of Maturity
		2004	2005	2006	2007	2008
Notes payable - stockholders	$3,693,323	3,693,323	—	—	—	—
Variable interest rate (1)	10.5%	—	—	—	—	—
Notes payable - stockholders	$5,710,000	5,710,000	—	—	—	—
Variable interest rate	5.5%	—	—	—	—	—
Notes payable - stockholders	$1,870,000	1,870,000	—	—	—	—
Fixed interest rate (2)	11%
Tail Wind note	$977,686	—	977,686	—	—	—
Fixed interest rate	6%
Capital leases	$359,810	128,139	219,709	3,120	3,120	5,722
Fixed interest rate	13% - 16%

(1)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the variable interest rate on these notes has increased from the Merrill Lynch Margin Loan Rate plus .25% to the Merrill Lynch Margin Loan Rate plus 5.25%.
(2)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the fixed interest rate on these notes has increased from 6% to 11%.

Item 4. Controls and Procedures

(a)	Within 90 days prior to the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

(b)	In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. In response to Grant Thornton LLP’s comments resulting from their audit of our 2003 financial statements included on Form 10-K, we are assessing the best way to implement an IT disaster recovery plan and off-site storage of our IT system backups, but have not yet modified our internal controls in these areas. We have implemented improved oversight and review by appropriate personnel of payroll processing activities. We considered these matters in connection with the preparation of the March 31, 2004 financial statements included in this Form 10-Q and determined that no financial statements were affected by these matters.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Recent Sales of Unregistered Securities.

In the quarter ended March 31, 2004, Unigene sold 3,124,952 shares of common stock to Fusion Capital Fund II, LLC for gross proceeds of $2,250,000. All of such shares were issued by Unigene without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933, because the offer and sale was made to a limited number of investors in a private transaction.

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

UNIGENE LABORATORIES, INC.
(Registrant)

May 17, 2004	/s/ Warren P. Levy
Warren P. Levy, President
(Chief Executive Officer)

May 17, 2004	/s/ Jay Levy
Jay Levy, Treasurer
(Chief Financial Officer and
Chief Accounting Officer)