Form 10-Q
period 2004-06-30
UNIGENE LABORATORIES INC
filed 2004-08-19
CIK 352747

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value— 77,988,995 shares as of August 2, 2004

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIGENE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,595,962	$511,865
Accounts receivable	70,081	184,768
Prepaid expenses	402,603	76,400
Inventory	1,748,892	641,462

Total current assets	7,817,538	1,414,495
Property, plant and equipment, net	1,887,729	2,030,056
Investment in joint venture	32,725	32,725
Patents and other intangibles, net	1,052,368	1,094,365
Other assets	503,478	494,988

	$11,293,838	$5,066,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$924,327	$1,022,377
Accrued expenses	1,437,799	1,609,621
Deferred licensing fees	4,113,895	363,895
Customer deposit for inventory purchases	1,943,000	—
Notes payable-stockholders	10,773,323	11,273,323
Accrued interest – stockholders	5,211,453	4,541,723
Due to Covington and Burling	—	1,098,270
Current portion-capital lease obligations	148,005	170,852
Note payable - Tail Wind	937,784	—

Total current liabilities	25,489,586	20,080,061
Deferred licensing fees, excluding current portion	8,179,100	5,173,550
Note payable-Tail Wind, excluding current portion	—	977,686
Capital lease obligations, excluding current portion	169,091	222,209

Total liabilities	33,837,777	26,453,506

Commitments and contingencies
Stockholders’ equity (deficit):
Common Stock-par value $.01 per share, authorized 100,000,000 shares, issued 77,981,995 shares in 2004 and 72,113,147 shares in 2003	779,820	721,131
Additional paid-in capital	83,389,158	79,477,793
Accumulated deficit	(106,711,886)	(101,584,770)
Less: Treasury stock, at cost, 7,290 shares	(1,031)	(1,031)

Total stockholders’ equity (deficit)	(22,543,939)	(21,386,877)

	$11,293,838	$5,066,629

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Licensing and other revenue	$869,490	$3,800,742	$1,192,813	$5,539,702

Operating expenses:
Research and development	2,524,254	2,198,512	4,207,471	4,364,157
General and administrative	898,552	858,979	1,695,726	1,551,898

	3,422,806	3,057,491	5,903,197	5,916,055

Operating income (loss)	(2,553,316)	743,251	(4,710,384)	(376,353)
Other income (expense):
Gain on the extinguishment of debt and related interest	223,197	—	286,466	—
Interest income	10,564	2,430	12,768	6,863
Interest expense - principally to stockholders	(354,905)	(363,463)	(715,966)	(712,939)

	(121,144)	(361,033)	(416,732)	(706,076)

Net income (loss)	$(2,674,460)	$382,218	$(5,127,116)	$(1,082,429)

Net income (loss) per share, basic and diluted	$(0.03)	$0.01	$(0.07)	$(0.02)

Weighted average number of shares outstanding – basic	77,357,965	63,645,157	75,831,607	63,639,091

Weighted average number of shares outstanding – diluted	77,357,965	64,413,654	75,831,607	63,639,091

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Six Months Ended June 30, 2004

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2004	72,113,147	$721,131	$79,477,793	$(101,584,770)	$(1,031)	$(21,386,877)
Sale of common stock to Fusion at $0.69 to $0.75 per share (net of cash issuance costs of $33,000)	4,863,048	48,631	3,418,661	—	—	3,467,292
Exercise of warrant by Fusion at $0.50	1,000,000	10,000	490,000	—	—	500,000
Exercise of stock options	5,800	58	2,704	—	—	2,762
Net loss	—	—	—	(5,127,116)	—	(5,127,116)

Balance, June 30, 2004	77,981,995	$779,820	$83,389,158	$(106,711,886)	$(1,031)	$(22,543,939)

See notes to condensed financial statements

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2004	2003
Net cash provided by (used in) operating activities	$2,044,826	$(127,655)

Investing activities:
Purchase of equipment and furniture	(227,140)	(131,230)
Increase in patents and other intangibles	(61,620)	(36,712)
Increase in other assets	(8,490)	(37,387)
Construction of leasehold and building improvements	(17,666)	(33,628)

Net cash used in investing activities	(314,916)	(238,957)

Financing activities:
Proceeds (expenses) from sale of stock, net	3,467,292	(10,680)
Repayment of stockholder notes	(500,000)	(100,000)
Repayment of notes payable – Tail Wind	(39,902)	(7,976)
Repayment of capital lease obligations	(75,965)	(79,728)
Proceeds from exercise of stock options	2,762	3,554
Proceeds from exercise of warrant	500,000	—

Net cash provided by (used for) financing activities	3,354,187	(194,830)

Net increase (decrease) in cash and cash equivalents	5,084,097	(561,442)
Cash and cash equivalents at beginning of period	511,865	2,224,198

Cash and cash equivalents at end of period	$5,595,962	$1,662,756

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Purchase of equipment through capital leases	—	$177,115

Issuance of common stock in payment of accounts payable	—	$300,000

Cash paid for interest	$17,400	$8,900

Cash paid for income taxes	$5,200	—

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

NOTE A – BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2003.

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

NOTE B – LIQUIDITY

At June 30, 2004, we had cash and cash equivalents of $5,596,000, an increase of $5,084,000 from December 31, 2003.

We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GlaxoSmithKline (“GSK”), Upsher-Smith Laboratories (“USL”), or Novartis Pharma AG (“Novartis”) agreements and through the sale of parathyroid hormone (“PTH”) and calcitonin to GSK and Novartis, respectively and, if necessary, with the funds available through our financing with Fusion Capital Fund II, LLC (“Fusion”). We therefore expect to have sufficient financial resources for the next twelve months. Our financial situation may be augmented by sales and royalties on our nasal calcitonin product if the product receives FDA approval and USL is able to launch the product later in 2004. If we are unable to achieve these milestones and sales, or are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at June 30, 2004, had an accumulated deficit of approximately $107,000,000 and a working capital deficiency of approximately $17,700,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $11,000,000 per year. In addition, we have principal and interest obligations under the Tail Wind note, outstanding notes payable to Jay Levy, Warren Levy and Ronald Levy (collectively the “Levys”), our executive officers, as well as obligations relating to our current and former joint venture agreements in China. As discussed in Note F to the financial statements, we have stockholder demand notes in default at June 30, 2004. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received through June 30, 2004. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $3,900,000 from GSK for PTH sales and in support of our PTH development activities through June 30, 2004 (see Note C).

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002 and a milestone payment of $3,000,000 in 2003 (see Note D).

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 in April 2004 from Novartis in an up-front payment and a partial prepayment for calcitonin purchases (see Note E).

Our future ability to generate cash from operations will depend primarily in the short-term upon the achievement of milestones in the GSK, USL and Novartis agreements, GSK reimbursed development activities and through the sale of PTH to GSK and calcitonin to Novartis and, in the long-term, on receiving royalties from the sale of our licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other oral peptides. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products. We also have a new financing agreement in place with Fusion Capital Fund II, LLC (see Note I). During the six-month period ended June 30, 2004, under the new Fusion agreement, we received $3,500,000 from the sale of 4,863,048 shares of common stock to Fusion, before cash expenses of $33,000.

NOTE C – GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis of which an aggregate of $8,000,000 in up-front and milestone payments has been received through June 30, 2004. We have also received an additional $3,900,000 from GSK for PTH sales and in support of our PTH development activities through June 30, 2004. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. For the six months ended June 30, 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. Revenue recognition of this milestone has been deferred over a period of eight weeks, the estimated length of the Phase I trial. Therefore, $500,000 of the $4,000,000 milestone was recognized as revenue during the second quarter of 2004 and $3,500,000 will be recognized as revenue during the third quarter of 2004. For the six months ended June 30, 2004 we recognized $122,000 for our GSK development activities and an aggregate of $600,000 in licensing revenue. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. During 2003, we received a $3,000,000 milestone payment from USL for the Food and Drug Administration (FDA)’s acceptance for review of our nasal calcitonin New Drug Application (NDA). In addition, we are eligible to receive milestone payments of up to $4,000,000 and royalty payments on product sales, if commercialized. We will be responsible for manufacturing the product and will sell filled calcitonin product to USL. USL will package the product and will distribute it nationwide. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. Revenue for the six-month period ended June 30, 2004 consists of the recognition of $79,000 of licensing revenue from USL. In January 2004 we announced the receipt of an approvable letter from the FDA. The letter is an official communication from the FDA indicating that the agency is prepared to approve the NDA upon the finalization of the labeling and the resolution of specific remaining issues, including the submission of additional information and data. However, during this review process additional questions or concerns may be raised by the FDA which could delay product approval. We believe that FDA approval for this product could occur later in 2004. A Citizen’s Petition, which typically requests the FDA to reconsider its decisions, was filed on January 9, 2004 on behalf of an anonymous party subsequent to the announcement of our receipt of the FDA approvable letter. Using certain assumptions, the petition questioned the FDA’s ability to grant approval for any recombinant calcitonin product that primarily relies on clinical markers of bone cell activity. In July 2004, the FDA sent a response to the petitioner stating that the FDA had not yet made a decision on the petition and it is continuing to review the issues raised by the petitioner. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. Revenue recognition of the up-front licensing fee has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases will be recognized as we ship product to Novartis, which is expected to occur during the second half of 2004. Cash received in advance of shipment is considered a customer deposit. For the six months ended June 30, 2004, we recognized $62,000 in licensing revenue and $202,000 in calcitonin sales. Initially, Novartis will purchase calcitonin from us for use in their oral calcitonin development program. Eventually, Novartis plans to implement our patented manufacturing process at Novartis facilities to support their calcitonin products. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

NOTE F – NOTES PAYABLE – STOCKHOLDERS

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and officer, and another Levy family member from time to time have made loans to us (the “Levy Loans”). As of June 30, 2004, total accrued interest on all Levy Loans was approximately $5,211,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,773,323. During the second quarter of 2004, we repaid demand notes in the amounts of $460,000, $20,000 and $20,000 to Jay Levy, Warren Levy and Ronald Levy, respectively.

In 2001, due to the fact that we did not make principal and interest payments when due, the interest rate on $3,465,000 ($2,725,000 at June 30, 2004), $260,000 ($240,000 at June 30, 2004) and $248,323 ($228,323 at June 30, 2004) of prior demand loans, which are now in default, made to us by Jay Levy, Warren Levy and Ronald Levy, respectively, increased an additional 5% per year to the Merrill Lynch Margin Loan Rate plus 5.25% (10.5% as of June 30, 2004) and the interest rate on $1,870,000 of term notes evidencing loans made by Jay Levy to us increased an additional 5% per year from 6% to 11%. The increased rate is calculated on both past due principal and interest. This additional interest was approximately $360,000, and total interest expense on all Levy Loans was approximately $670,000 for the six months ended June 30, 2004. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000.

NOTE G – NOTE PAYABLE – TAIL WIND

In June 1998, we completed a private placement of $4,000,000 in principal amount of 5% convertible debentures to the Tail Wind Fund, Ltd. (“Tail Wind”) from which we realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of our common stock. The interest on the debentures, at our option, was also payable in shares of common stock. Upon conversion, Tail Wind was also entitled to receive warrants to purchase a number of shares of common stock equal to 4% of the number of shares issued as a result of the conversion. Through December 31, 2002, we issued a total of 3,703,362 shares of common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, we issued an additional 103,032 shares of common stock in 2000 upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures.

Because of our failure to make certain interest and debenture redemption payments to Tail Wind, an event of default occurred. As a result, Tail Wind filed a demand for arbitration against us in July 2000. In April 2002, we entered into a settlement with Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to us the $2,000,000 in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind’s purchase of the convertible debentures, which were approximately $4,500,000 including accrued interest and penalties in the approximate amount of $2,500,000. In exchange, we issued to Tail Wind a $1,000,000 promissory note secured by our Fairfield, New Jersey building and equipment and 2,000,000 shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. Through June 30, 2004, an aggregate of $62,216 in principal has been repaid on the note.

NOTE H – INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

	June 30, 2004	December 31, 2003
Finished goods, net of allowances of $1,644,000 and $1,596,000, respectively	$600,800	$82,399
Work in process	250,600	—
Raw materials	897,492	559,063

Total	$1,748,892	$641,462

NOTE I – FUSION CAPITAL FINANCING

On October 9, 2003, we entered into a new common stock purchase agreement, as amended, with Fusion under which Fusion agreed, if so requested by Unigene and subject to certain conditions, to purchase on each trading day during the term of the agreement $30,000 of our common stock up to an aggregate of $15,000,000. This agreement terminates in November 2005. We may decrease or suspend purchases or terminate the agreement at any time. If our stock price equals or exceeds $0.80 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $30,000, providing that the closing sale price of our stock remains at least $0.80. Fusion is not obligated to purchase any shares of our common stock if the purchase price is less than $0.20 per share. Under this agreement, we must satisfy requirements that are a condition to Fusion’s obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion, no default on, or acceleration prior to maturity of, any of our payment obligations in excess of $1,000,000, no insolvency or bankruptcy on our part, continued listing of Unigene common stock on the OTC Bulletin Board, and we must avoid suspension of our listing on the OTC Bulletin Board for a period of three consecutive trading days. The sales price per share to Fusion would be equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest three closing sale prices of our common stock during the twelve trading days prior to the date of purchase by Fusion. Fusion has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. As compensation for its commitment we issued to Fusion, as of October 9, 2003, 1,000,000 shares of common stock and a five-year warrant, as amended, to purchase 250,000 shares of common stock at an exercise price of $0.90 per share which was charged to additional paid-in-capital. Fusion may not sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant until 25 months from the date of the common stock purchase agreement or until the date the common stock purchase agreement is terminated. In addition to the issuance of the commitment shares, the Board of Directors has authorized the issuance and sale to Fusion of up to 13,500,000 shares of Unigene common stock. For the six months ended June 30, 2004, we received $3,500,000 from the sale of 4,863,048 shares of common stock to Fusion, before cash expenses of approximately $33,000. In April 2004, Fusion exercised in full its original warrant for 1,000,000 shares of common stock at an exercise price of $0.50 per share. As of June 30, 2004, there is an outstanding warrant to purchase 373,002 shares of Unigene common stock issued to an investment banker as a fee in connection with the original Fusion financing agreement which has an exercise price of $1.126 and expires in December 2005.

NOTE J – CHINA JOINT VENTURES

Current joint venture

In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group (“SPG”), a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. Approvals of NDAs in China may require approximately 12-18 months or more. In addition, brief local human trials will be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The existing joint venture began operations in March 2002 and sales of its injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. The existing joint venture’s results for the periods ended December 31, 2003 and June 30, 2004 were immaterial to our overall results of operations. We account for our investment in the joint venture under the equity method. Our investment in the existing joint venture has been immaterial to date.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits, if any.

Former joint venture

We are obligated to pay to the Qingdao General Pharmaceutical Company (“Qingdao”), our former joint venture partner in China, an aggregate of $350,000 in monthly principal installment payments of $5,000 in order to terminate this joint venture of which $105,000 is remaining as of June 30, 2004 and is included in accrued expenses—other. We recognized the entire $350,000 obligation as an expense in 2000.

NOTE K – DUE TO COVINGTON AND BURLING

In July 2003, we were named in a lawsuit filed by Covington and Burling, our former attorneys, in the Superior Court of the District of Columbia. Covington and Burling alleged that we failed to pay certain statements rendered by the law firm for legal services and costs advanced and that we failed to pay the principal and interest on two promissory notes executed by us in favor of the law firm. Covington and Burling sought damages in the amount of $918,209, which amount had been accrued, plus interest and counsel fees. On December 18, 2003 we entered into a settlement agreement with Covington and Burling. Under the agreement, any payments we made to Covington and Burling before December 31, 2004 would reduce our total obligation of $1,098,000, consisting of principal and interest, by a multiple of the payment (multiples ranged from 1.46 to 1.19 depending on the month of payment). Until the obligation was paid in full, we agreed to remit to Covington and Burling certain percentages or dollar amounts of funds we received from licensing or financing arrangements and Covington and Burling received a security interest in certain of our assets. During the three-month period ended March 31, 2004, we made payments to Covington and Burling in the aggregate amount of $150,000. These payments had an average multiple of 1.42 and reduced our debt to Covington and Burling by $213,269. We therefore recognized a gain on extinguishment of debt in the amount of $63,269 in the first quarter of 2004. In April 2004, pursuant to the terms of the settlement agreement, we paid Covington and Burling $660,725, at a multiple of 1.33944, which resulted in full satisfaction of the outstanding indebtedness of $885,002, thereby recognizing a gain on extinguishment of debt in the amount of $223,197 in the second quarter of 2004.

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

Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows for the three-month and six-month periods ended June 30, 2004 and 2003:

	Three months ended June 30,
	2004	2003
Net income (loss):
As reported	$(2,674,460)	$382,218
Add: Total employee and director stock-based compensation recognized	—	34,090
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(18,634)	(14,100)

Pro forma net income (loss)	$(2,693,094)	$402,208

Basic and diluted net income (loss) per share:
As reported	$(0.03)	$0.01
Pro forma	$(0.03)	$0.01

	Six months ended June 30,
	2004	2003
Net loss:
As reported	$(5,127,116)	$(1,082,429)
Add: Total employee and director stock-based compensation recognized	—	44,095
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(34,408)	(15,100)

Pro forma net loss	$(5,161,524)	$(1,053,434)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.02)
Pro forma	$(0.07)	$(0.02)

NOTE M – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on, and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for the six-month periods ended June 30, 2004 and 2003 because our stock options and warrants (approximately 5,768,000 potential shares of common stock for the three-month period ended June 30, 2004 and approximately 6,112,000 and 5,939,000 potential shares of common stock for the six-month periods ended June 30, 2004 and June 30, 2003, respectively,) would be antidilutive.

The following shows the reconciliation for weighted average number of shares outstanding for basic and diluted EPS for the three months ended June 30, 2003:

2003
Weighted average number of common shares used in basic EPS	63,645,157
Effect of dilutive securities:
Stock options	691,006
Warrants	77,491

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	64,413,654

NOTE N – PATENTS AND OTHER INTANGIBLES

Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. As of June 30, 2004, twelve of our patents are issued in the U.S. and thirty-four are issued in various foreign countries. Various other patent and trademark applications are pending. Such pending patents and trademarks had a cost basis of $582,000 at June 30, 2004, and will be amortized over their useful lives when issued. Other intangibles are recorded at cost and are amortized over their estimated useful lives. Accumulated amortization on patents and other intangibles is $694,000 and $590,000 at June 30, 2004 and December 31, 2003, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, including the financial statements and notes contained therein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of our business, or industry results, to be materially different from any future results, performance or activities expressed or implied by such forward-looking statements. These factors include: general economic and business conditions, our financial condition, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals for our products, litigation and other factors discussed in our various filings with the Securities and Exchange Commission (“SEC”), including Unigene’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Introduction

We are a biopharmaceutical company with two locations in New Jersey. Our single business segment focuses on research, production and delivery of peptides for medical use. We have concentrated most of our efforts to date on one peptide, calcitonin, for the treatment of osteoporosis and other indications. Our first approved product in Europe was injectable calcitonin. Currently, we do not have an approved product in the United States. However, we expect that our first approved product in the United States will be nasal calcitonin. We are also developing other potential peptide products including parathyroid hormone, or PTH, for osteoporosis. Our peptide products require clinical trials and/or approvals from regulatory agencies as well as acceptance in the marketplace. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do.

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

We have also generated cash from officer loans and from stock offerings. The officer loans have added debt to our balance sheet and will require future repayment. Our various stock offerings have provided needed cash but it is uncertain whether they will be available in the future or, if available, on favorable terms.

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

Revenue

Revenue is summarized as follows for the three-month and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Licensing Revenue	$653,473	$3,089,474	$744,448	$4,178,948
Development Services	—	19,017	122,172	107,715
Product Sales	202,000	692,251	250,700	1,252,850
Other	14,017	—	75,493	189

	$869,490	$3,800,742	$1,192,813	$5,539,702

Revenue for the three months ended June 30, 2004 decreased 77% to $869,000 from $3,801,000 in the comparable period in 2003. Revenue for the six months ended June 30, 2004 decreased 78% to $1,193,000 from $5,540,000 in the comparable period in 2003. Revenue for the three months and six months ended June 30, 2004 consisted primarily of calcitonin sales and licensing revenue from previously deferred up-front and milestone payments. Revenue for the three months ended June 30, 2003 consisted primarily of a $3,000,000 milestone payment from USL for the FDA’s acceptance of our nasal calcitonin NDA. Milestone revenue is based upon one time events and is therefore not predictive of future revenue. Revenue for the six months ended June 30, 2003 also included a $1,000,000 milestone payment from GSK. We received a $4,000,000 milestone payment from GSK for the commencement of a Phase I human trial. This milestone payment is not immediately recognized as revenue even though it was received in full in the second quarter of 2004. Instead, the payment is deferred and recognized as revenue over a period of eight weeks, the estimated length of the Phase I trial. Therefore, only $500,000 of the $4,000,000 milestone was recognized as revenue during the three months ended June 30, 2004. There were $1,166,000 in PTH sales to GSK for the six-month period ended June 30, 2003. There were no PTH sales to GSK for the six months ended June 30, 2004 due to the fact that we had previously supplied sufficient bulk PTH to GSK to meet their needs for the Phase I study.

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. Revenue recognition of the up-front licensing fee will be deferred over the estimated 14-year performance period of the license agreement. We therefore recognized $62,000 as revenue during the three-month period ended June 30, 2004. Revenue recognition of the prepayment for calcitonin purchases will be recognized as we ship product to Novartis which is expected to occur during the balance of 2004. We shipped to Novartis, and recognized as revenue, an aggregate of $202,000 in calcitonin sales for the three-month period ended June 30, 2004.

Costs and Expenses

Research and development, our largest expense, increased 15% to $2,524,000 from $2,199,000 for the three months ended June 30, 2004, and decreased 4% to $4,207,000 from $4,364,000 for the six months ended June 30, 2004 as compared to the same periods in 2003. The three-month increase was primarily attributable to an increase in salaries of $134,000 due to the hiring of additional production personnel and an increase of $215,000 in outside testing costs for our calcitonin products. The six-month decrease was primarily attributable to a reduction in production costs in the amount of $417,000 due to the deployment of certain manufacturing expenses into inventory production functions rather than research and development functions due to our calcitonin production under the Novartis agreement and a reduction in depreciation expense of $452,000, partially offset by increased personnel costs of $282,000, increased lab supplies, consulting and outside testing in the aggregate amount of $318,000, and increased utility, insurance and miscellaneous expense in the amount of $112,000.

General and administrative expenses increased 5% to $899,000 from $859,000 for the three months ended June 30, 2004, and increased 9% to $1,696,000 from $1,552,000 for the six months ended June 30, 2004 as compared to the same periods in 2003. The three-month increase was primarily due to increased salaries of approximately $48,000 and increased insurance expense of $50,000, partially offset by decreased professional fees of $39,000 and decreased non-cash stock option compensation expenses of $34,000. The six-month increase was primarily attributable to increased salaries of $80,000 and increased insurance expense of $70,000.

Other Income/Expense

Gain on the extinguishment of debt and related interest in 2004 resulted from our December 2003 settlement agreement with Covington and Burling. Under the agreement, any payments that we made to Covington and Burling before December 31, 2004 would reduce our total obligation of $1,098,000, consisting of principal and interest, by a multiple of the amount of the payment (multiples ranged from 1.46 to 1.19 depending on the month of payment). Until the obligation was paid in full, we agreed to remit to Covington and Burling certain percentages or dollar amounts of funds we received from licensing or financing arrangements and Covington and Burling received a temporary security interest in certain of our assets. During the three-month and six-month periods ended June 30, 2004, we made payments to Covington and Burling in the aggregate amounts of $660,725 and $810,725, respectively. These payments had average multiples of approximately 1.339 and 1.355 and reduced our debt to Covington and Burling by approximately $885,000 and $1,098,000, respectively, for the three-month and six-month periods ended June 30, 2004. We therefore recognized gains on extinguishment of debt in the amounts of approximately $224,000 and $287,000, respectively, for the three-month and six-month periods ended June 30, 2004.

Interest expense for the three-month and six-month periods ended June 30, 2004 and June 30, 2003 were affected by the fact that in 2001 we did not make principal and interest payments on certain officers’ loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $181,000 and $160,000, respectively, for the three-month periods ended June 30, 2004 and June 30, 2003 and total interest expense on officers’ loans for the three months ended June 30, 2004 and 2003 was $334,000 and $323,000, respectively. For the six-month periods ended June 30, 2004 and June 30, 2003, additional interest was approximately $360,000 and $312,000, respectively, and total interest expense on officers’ loans for the six months ended June 30, 2004 and June 30, 2003 was $670,000 and $636,000, respectively.

Net Income (Loss)

Due to the decrease in revenue from USL and GSK and an increase in operating expenses, partially offset by the gain on extinguishment of debt, net loss for the three months ended June 30, 2004 was ($2,674,000) compared to a profit of $382,000 for the corresponding period in 2003.

Due to a decrease in licensing revenue from USL and GSK and decreased sales to GSK, partially offset by the gain on extinguishment of debt, net loss for the six months ended June 30, 2004 increased 374% or approximately $4,045,000 to ($5,127,000) from ($1,082,000) for the corresponding period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have a number of future payment obligations under various agreements. They are summarized at June 30, 2004 as follows:

		Calendar Year
Contractual Obligations	Total	2004	2005	2006	2007	Thereafter
Chinese joint ventures (SPG & Qingdao)	$967,500	30,000	427,500	15,000	495,000	—
Tail Wind Note	937,784	—	937,784	—	—	—
Notes payable – stockholders	10,773,323	10,773,323	—	—	—	—
Capital leases	317,096	85,426	219,706	3,120	3,120	5,724
Operating leases	1,980,145	116,024	225,002	212,269	201,438	1,225,412
Executive compensation	202,500	202,500	—	—	—	—
Accrued interest – stockholders	5,211,453	5,211,453	—	—	—	—
Accrued interest – Tail Wind	130,378	—	130,378	—	—	—

Total Contractual Obligations	$20,520,179	16,418,726	1,940,370	230,389	699,558	1,231,136

At June 30, 2004, we had cash and cash equivalents of $5,596,000, an increase of $5,084,000 from December 31, 2003.

We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GSK, USL, or Novartis agreements and through the sale of PTH and calcitonin to GSK and Novartis, respectively and, if necessary, with the funds available through our financing with Fusion. We therefore expect to have sufficient financial resources for the next twelve months. Our financial situation may be augmented by sales and royalties on our nasal calcitonin product if the product receives FDA approval and USL is able to launch the product later in 2004. If we are unable to achieve these milestones and sales, or are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at June 30, 2004, had an accumulated deficit of approximately $107,000,000 and a working capital deficiency of approximately $17,700,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $11,000,000 per year. In addition, we have principal and interest obligations under the Tail Wind note, outstanding notes payable to the Levys, our executive officers, as well as obligations relating to our current and former joint venture agreements in China. As discussed in Note F to the financial statements, we have stockholder demand notes in default at June 30, 2004. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received through June 30, 2004. GSK could make additional milestone payments in the aggregate amount of $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $3,900,000 from GSK for PTH sales and in support of our PTH development activities through June 30, 2004. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. We received a $1,000,000 milestone payment in January 2003 and a $4,000,000 milestone payment in June 2004. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, once commercialized.

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

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. Initially, Novartis will purchase calcitonin from us for use in their oral calcitonin development program. Eventually, Novartis plans to implement our patented manufacturing process at Novartis facilities to support their calcitonin products. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility.

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

•	For nasal calcitonin, we filed an Investigational New Drug application (“IND”) with the FDA in February 2000 and successfully completed human studies using our product. A license agreement was signed in November 2002 with USL and an NDA was filed with the FDA in March 2003. The NDA was accepted for review by the FDA in May 2003. In January 2004 we announced the receipt of an approvable letter from the FDA. The letter is an official communication from the FDA indicating that the agency is prepared to approve the NDA upon the finalization of the labeling and the resolution of specific remaining issues, including the submission of additional information and data. However, during this review process additional questions or concerns may be raised by the FDA, which could delay product approval. A Citizen’s Petition, which typically requests the FDA to reconsider its decisions, was filed on January 9, 2004 on behalf of an anonymous party subsequent to the announcement of our receipt of the FDA approvable letter. Using certain assumptions, the petition questioned the FDA’s ability to grant approval for any recombinant calcitonin product that primarily relies on clinical markers of bone cell activity. In July 2004, the FDA sent a response to the petitioner stating that the FDA had not yet made a decision on the petition and it is continuing to review the issues raised by the petition.

•	For oral calcitonin, Pfizer terminated its license agreement with us in March 2001 and as a result we are seeking a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. We expect that the costs of these trials would be borne by our future licensee due to our limited financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, any product launch will take at least several years.

•	A Phase I human trial for PTH commenced in June 2004. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable product using our PTH. A license agreement for this product was signed with GSK in April 2002. Due to our limited financial resources, any delay in achieving milestones in our existing GSK, USL or Novartis agreements, or in signing new license or distribution agreements for our products, or any delay in obtaining regulatory approvals for our products, will have an adverse effect on our operations and our cash flow.

We maintain our peptide production facility on leased premises in Boonton, New Jersey. We began production under cGMP guidelines at this facility in 1996. Our lease expires in 2014. We have a ten-year renewal option under the lease, as well as an option to purchase the facility. During the first six months of 2004, we invested approximately $245,000 in fixed assets and leasehold improvements. Currently, we have no material purchase commitments outstanding.

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

In addition, we are obligated to pay to Qingdao an aggregate of $350,000 in monthly principal installment payments of $5,000 in order to terminate our former joint venture in China, of which $105,000 is remaining as of June 30, 2004. We recognized the entire $350,000 obligation as an expense in 2000.

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

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and officer of Unigene, and another Levy family member from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $360,000, and total interest expense on all Levy loans was approximately $670,000 for the six months ended June 30, 2004. As of June 30, 2004, total accrued interest on all Levy loans was approximately $5,211,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,773,323. An aggregate of $500,000 in principal was repaid on the Levy loans in May 2004. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

Under our new agreement with Fusion, we have the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day during the term of the agreement, $30,000 of our common stock up to an aggregate of $15,000,000. See Note I to our financial statements. Our Board of Directors has authorized the sale to Fusion of up to 13,500,000 shares of Unigene common stock under this agreement. Under this agreement, from January 1, 2004 through June 30, 2004, we have received $3,500,000 through the sale of 4,863,048 shares to Fusion, before cash expenses of approximately $33,000. Our ability to realize additional funds will depend on our continuing compliance with the new Fusion agreement. Our new agreement with Fusion expires in November 2005, unless we decide to terminate earlier.

The extent to which we intend to utilize Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the achievement of milestones and the generation of sales through our existing agreements, or by entering into new licensing agreements. If we are unable to achieve milestones or sales under our existing agreements or enter into a new significant revenue generating license or other arrangement in the near term, we would need either to utilize Fusion or secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product or another peptide product in the U.S. and abroad. However, it is uncertain whether or not any of our products will be approved or will be commercially successful.

As of December 31, 2003, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $85,000,000, expiring from 2004 through 2023, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, as of December 31, 2003, we have research and development credits in the approximate amount of $3,000,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2004 through 2023. We have New Jersey operating loss carryforwards in the approximate amount of $29,600,000, expiring from 2006 through 2010, which are available to reduce future earnings, otherwise subject to state income tax. However, changes in the law in 2002 do not allow the use of a company’s own New Jersey net operating losses to offset its current taxable income. As of December 31, 2003, approximately $22,600,000 of these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority (“NJEDA”). In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved.

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

Revenue Recognition: We recognize revenue from the sale of products, licensing agreements, research services and grants.

Revenue from the sale of product is recognized upon shipment to the customer. Revenue from research services are recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when earned. Such revenues generally do not involve difficult, subjective or complex judgments.

Licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. The Company follows the accounting guidance of SEC Staff Accounting Bulletin No. 104 (which superseded SEC Staff Accounting Bulletin No. 101), an analogy to EITF No. 91-6 and EITF No. 00-21 (which became effective for contracts entered into after June 2003). For our USL and GSK agreements, the following describes our revenue recognition accounting policy. Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. Non-refundable milestone payments that represent the completion of a separate earnings process and a substantive step in the research and development process are recognized as revenue when earned at the lesser of 1) the non-refundable cash received or 2) the proportionate level of effort expended to date during the development stage multiplied by the development stage revenue. This sometimes requires management to judge whether or not a milestone has been met, and when it should be recognized in the financial statements. Payments for milestones for which the completion of the earnings process is not yet complete (for example, payment received for the commencement of an activity) are recognized over the estimated performance period of such milestone. Royalties and/or milestones relating to sales of products by our licensees, and the delivery of products and research services will be recognized as such events occur as they represent the completion of a separate earnings process.

In addition, EITF No. 00-21 requires companies to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 has not had a significant impact on the financial statements to date, however we are required to follow such policy for our Novartis agreement. Accordingly, up-front and development stage milestone payments will be deferred and recognized as revenue over the performance period of the license agreement. Further, non-refundable advances from Novartis for inventory purchases are considered customer deposits until shipment is made.

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

The information below summarizes our market risks associated with debt obligations as of June 30, 2004. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Variable interest rates disclosed represent the rates at June 30, 2004. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

		Year of Maturity
	Carrying Amount	2004	2005	2006	2007	2008
Notes payable - stockholders	$3,193,323	3,193,323	—	—	—	—
Variable interest rate (1)	10.5%	—	—	—	—	—
Notes payable - stockholders	$5,710,000	5,710,000	—	—	—	—
Variable interest rate	5.5%	—	—	—	—	—
Notes payable - stockholders	$1,870,000	1,870,000	—	—	—	—
Fixed interest rate (2)	11%
Tail Wind note	$937,784	—	937,784	—	—	—
Fixed interest rate	6%
Capital leases	$317,096	85,426	219,706	3,120	3,120	5,724
Fixed interest rate	12% -16%

(1)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the variable interest rate on these notes has increased from the Merrill Lynch Margin Loan Rate plus .25% to the Merrill Lynch Margin Loan Rate plus 5.25%.

(2)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the fixed interest rate on these notes has increased from 6% to 11%.

Item 4.	Controls and Procedures

For the quarterly period ending June 30, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Our President and Chief Executive Officer and our Chief Financial Officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period. Based upon this evaluation, our

President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2004, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and Chief Financial Officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to Grant Thornton LLP’s comments resulting from their audit of our 2003 financial statements included on Form 10-K, we are assessing the best way to implement an IT disaster recovery plan and off-site storage of our IT system backups, but have not yet modified our internal controls in these areas. We have implemented improved oversight and review by appropriate personnel of payroll processing activities. We considered these matters in connection with the preparation of the June 30, 2004 financial statements included in this Form 10-Q and determined that no financial statements were affected by these matters.

PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

(c)	Recent Sales of Unregistered Securities.

In the quarter ended June 30, 2004, Unigene sold 1,738,096 shares of common stock to Fusion Capital Fund II, LLC for gross proceeds of $1,250,000. All of such shares were issued by Unigene without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933, because the offer and sale was made to a limited number of investors in a private transaction.

In the quarter ended June 30, 2004, Unigene issued 1,000,000 shares of common stock to Fusion Capital Fund II, LLC for the exercise of a warrant at an exercise price of $0.50 per share. All of such shares were issued by Unigene without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933, because the offer and sale was made to a limited number of investors in a private transaction.

Item 3.	Defaults Upon Senior Securities

(a)	See description of notes payable to stockholders in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The matters described under item 4(c) below were submitted to a vote of security holders at the Annual Meeting of Stockholders held on June 3, 2004 (the “Annual Meeting”) in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act.

(b)	Not applicable

(c)	The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for and against or withheld and, as applicable, the number of abstentions as to each such matter:

(i)	Election of directors:

Nominee	For	Withheld
Jay Levy	67,176,892	381,770
Ronald S. Levy	67,196,992	361,670
Warren P. Levy	67,194,992	363,670
Allen Bloom	67,352,608	206,054
J. Thomas August	67,193,992	364,670
Thomas A. Picone	67,334,493	224,169

(ii)	Proposal to ratify the appointment of Grant Thornton LLP as independent auditors of the Company for 2004.

For	Against	Abstain
67,412,677	86,517	59,468

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Number	Description

10.1	License Agreement, dated April 7, 2004, between Unigene Laboratories, Inc. and Novartis Pharma AG (1)(2)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Filed herewith.

(2)	Confidential Treatment requested.

(b)	Reports on Form 8-K

On April 8, 2004, we filed a current report on Form 8-K reporting a press release announcing the signing of calcitonin licensing and manufacturing agreements with Novartis Pharma AG.

UNIGENE LABORATORIES, INC.

INDEX TO EXHIBITS

No.	EXHIBIT

10.1	License Agreement between Unigene and Novartis

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIGENE LABORATORIES, INC. (Registrant)

August 19, 2004	By:	/s/ WARREN P. LEVY
Warren P. Levy, President (Chief Executive Officer)

August 19, 2004	By:	/s/ JAY LEVY
Jay Levy, Treasurer (Chief Financial Officer and Chief Accounting Officer)