Form 10-Q
period 2004-09-30
UNIGENE LABORATORIES INC
filed 2004-11-15
CIK 352747

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Common Stock, $.01 Par Value— 78,130,105 shares as of November 1, 2004

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIGENE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,597,965	$511,865
Accounts receivable	58,790	184,768
Prepaid expenses	250,748	76,400
Inventory	1,522,624	641,462

Total current assets	5,430,127	1,414,495

Property, plant and equipment, net	1,858,888	2,030,056
Investment in joint venture	32,725	32,725
Patents and other intangibles, net	1,064,053	1,094,365
Other assets	510,478	494,988

	$8,896,271	$5,066,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$623,504	$1,022,377
Accrued expenses	1,533,083	1,609,621
Deferred licensing fees	756,752	363,895
Customer deposit for inventory purchases	416,700	—
Notes payable - stockholders	10,553,323	11,273,323
Accrued interest – stockholders	5,519,509	4,541,723
Due to Covington and Burling	—	1,098,270
Current portion - capital lease obligations	275,089	170,852
Note payable – Tail Wind	920,167	—

Total current liabilities	20,598,127	20,080,061

Deferred licensing fees, excluding current portion	9,858,959	5,173,550
Note payable-Tail Wind, excluding current portion	—	977,686
Capital lease obligations, excluding current portion	38,530	222,209

Total liabilities	30,495,616	26,453,506

Commitments and contingencies

Stockholders’ equity (deficit):
Common Stock - par value $.01 per share, authorized 100,000,000 shares, issued 77,998,995 shares in 2004 and 72,113,147 shares in 2003	779,990	721,131
Additional paid-in capital	83,401,449	79,477,793
Accumulated deficit	(105,779,753)	(101,584,770)
Less: Treasury stock, at cost, 7,290 shares	(1,031)	(1,031)

Total stockholders’ equity (deficit)	(21,599,345)	(21,386,877)

	$8,896,271	$5,066,629

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Licensing and other revenue	$5,215,698	$117,544	$6,408,511	$5,657,246

Operating expenses:

Research and development	3,055,876	2,174,644	7,263,347	6,538,801

General and administrative	915,017	752,456	2,610,743	2,304,354

	3,970,893	2,927,100	9,874,090	8,843,155

Operating income (loss)	1,244,805	(2,809,556)	(3,465,579)	(3,185,909)

Other income (expense):
Gain on the extinguishment of debt and related interest	—	—	286,466	—
Interest income	15,775	2,414	28,543	9,277

Interest expense – principally to stockholders	(328,447)	(363,956)	(1,044,413)	(1,076,895)

	(312,672)	(361,542)	(729,404)	(1,067,618)

Net income (loss)	$932,133	$(3,171,098)	$(4,194,983)	$(4,253,527)

Net income (loss) per share, basic and diluted	$0.01	$(0.05)	$(0.05)	$(0.07)

Weighted average number of shares outstanding – basic	77,980,781	64,698,577	76,553,228	63,996,134

Weighted average number of shares outstanding – diluted	79,565,252	64,698,577	76,553,228	63,996,134

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Nine Months Ended September 30, 2004

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2004	72,113,147	$721,131	$79,477,793	$(101,584,770)	$(1,031)	$(21,386,877)
Sale of common stock to Fusion at $0.69 to $0.75 per share (net of cash issuance costs of $41,000)	4,863,048	48,631	3,410,661	—	—	3,459,292

Exercise of warrant by Fusion at $0.50	1,000,000	10,000	490,000	—	—	500,000

Exercise of stock options	22,800	228	9,074	—	—	9,302

Recognition of stock option compensation expense	—	—	13,921	—	—	13,921

Net loss	—	—	—	(4,194,983)	—	(4,194,983)

Balance, September 30, 2004	77,998,995	$779,990	$83,401,449	$(105,779,753)	$(1,031)	$(21,599,345)

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2004	2003
Net cash provided by (used in) operating activities	$542,912	$(2,512,607)

Investing activities:

Purchase of equipment and furniture	(339,733)	(159,479)
Increase in patents and other intangibles	(132,643)	(75,409)
Increase in other assets	(15,490)	(197,684)
Construction of leasehold and building improvements	(22,936)	(207,757)

Net cash used in investing activites	(510,802)	(640,329)

Financing activities:

Proceeds from sale of stock, net	3,459,292	2,195,219
Repayment of stockholder notes	(720,000)	(100,000)
Repayment of notes payable – Tail Wind	(57,519)	(7,976)
Repayment of capital lease obligations	(137,085)	(112,707)
Proceeds from exercise of stock options	9,302	17,032
Proceeds from exercise of warrant	500,000	—

Net cash provided by financing activities	3,053,990	1,991,568

Net increase (decrease) in cash and cash equivalents	3,086,100	(1,161,368)

Cash and cash equivalents at beginning of period	511,865	2,224,198

Cash and cash equivalents at end of period	$3,597,965	$1,062,830

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Purchase of equipment through capital leases	$57,643	$530,246

Issuance of common stock in payment of accounts payable	—	$300,000

Cash paid for interest	$23,800	$13,000

Cash paid for income taxes	$15,200	—

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

NOTE A - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2003.

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

NOTE B – LIQUIDITY

At September 30, 2004, we had cash and cash equivalents of $3,598,000, an increase of $3,086,000 from December 31, 2003.

We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GlaxoSmithKline (“GSK”), Upsher-Smith Laboratories (“USL”), or Novartis Pharma AG (“Novartis”) agreements and through the sale of parathyroid hormone (“PTH”) and calcitonin to GSK and Novartis, respectively and, if necessary, with the funds available through our financing with Fusion Capital Fund II, LLC (“Fusion”). We therefore expect to have sufficient financial resources for the next twelve months. Our financial situation may be improved by sales and royalties on our nasal calcitonin product if the product receives FDA approval and USL is able to launch the product in the near term. However, if we are unable to achieve these milestones and sales, or are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at September 30, 2004, had an accumulated deficit of approximately $106,000,000 and a working capital deficiency of approximately $15,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $12,000,000 per year. In addition, we have principal and interest obligations under the Tail Wind note, outstanding notes payable to Jay Levy, Warren Levy and Ronald Levy (collectively the “Levys”), our executive officers, as well as obligations relating to our current and former joint venture agreements in China. As discussed in Note F to the financial statements, we have stockholder demand notes in default at September 30, 2004. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received through September 30, 2004. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $3,900,000 from GSK for PTH sales and in support of our PTH development activities from inception through September 30, 2004 (see Note C).

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002 and a milestone payment of $3,000,000 in 2003 (see Note D).

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 in April 2004 from Novartis in an up-front payment and a partial prepayment for calcitonin purchases. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone (see Note E).

Our future ability to generate cash from operations will depend primarily, in the short-term, upon the achievement of milestones in the GSK, USL and Novartis agreements, GSK reimbursed development activities, and the sale of PTH to GSK and calcitonin to Novartis and, in the long-term, on receiving royalties from the sale of our licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other oral peptides. However, we may not be successful in achieving milestones in our current agreements, in obtaining regulatory approval for our products or in licensing any of our other products. We also have a financing agreement in place with Fusion Capital Fund II, LLC (see Note I). During the nine-month period ended September 30, 2004, under the current Fusion agreement, we received $3,500,000 from the sale of 4,863,048 shares of common stock to Fusion, before cash expenses of $41,000. On October 29, 2004, we filed a post-effective amendment to the registration statement filed in connection with the Fusion agreement. We would not be able to sell additional shares of common stock to Fusion until the Securities and Exchange Commission declares that amendment effective.

NOTE C- GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received from inception through September 30, 2004. We have also received an additional $3,900,000 from GSK for PTH sales and in support of our PTH development activities from inception through September 30, 2004. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. Revenue recognition of this milestone was deferred over a period of eight weeks, the length of the Phase I trial. Therefore, $500,000 was recognized as revenue in the quarter ended June 30, 2004 and the remaining $3,500,000 of the $4,000,000 milestone was recognized as revenue during the third quarter of 2004. For the nine months ended September 30, 2004 we recognized $122,000 for our GSK development activities and an aggregate of $4,150,000 in licensing revenue. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. During 2003, we received a $3,000,000 milestone payment from USL for the Food and Drug Administration (FDA)’s acceptance for review of our nasal calcitonin New Drug Application (NDA). In addition, we are eligible to receive milestone payments of up to $4,000,000 and royalty payments on product sales, if commercialized. We will be responsible for manufacturing the product and will sell filled calcitonin product to USL. USL will package the product and will distribute it nationwide. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. Revenue for the nine-month period ended September 30, 2004 consists of the recognition of $118,000 of licensing revenue from USL. In January 2004 we announced the receipt of an approvable letter from the FDA. The letter is an official communication from the FDA indicating that the agency is prepared to approve the NDA upon the finalization of the labeling and the resolution of specific remaining issues, including the submission of additional information and data. We have filed all additional information and data requested to date by the FDA, which is currently under review. However, during this review process additional questions or concerns may be raised by the FDA which could delay product approval. A Citizen’s Petition, which typically requests the FDA to reconsider its decisions, was filed on January 9, 2004 on behalf of an anonymous party subsequent to the announcement of our receipt of the FDA approvable letter. Using certain assumptions, the petition questioned the FDA’s ability to grant approval for any recombinant calcitonin product that primarily relies on clinical markers of bone cell activity. In July 2004, the FDA sent a response to the petitioner stating that the FDA had not yet made a decision on the petition and it is continuing to review the issues raised by the petitioner. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases is being recognized as we ship product to Novartis, which is expected to conclude during the fourth quarter of 2004. Cash received in advance of shipment is considered a customer deposit. For the nine months ended September 30, 2004, we recognized $149,000 in licensing revenue and $1,777,000 in calcitonin sales. Initially, Novartis will purchase calcitonin from us for use in their oral calcitonin development program. Eventually, Novartis plans to implement our patented manufacturing process at Novartis facilities to support their calcitonin products. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

NOTE F – NOTES PAYABLE – STOCKHOLDERS

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and officer, and another Levy family member from time to time have made loans to us (the “Levy Loans”). As of September 30, 2004, total accrued interest on all Levy Loans was approximately $5,520,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,553,323. During the third quarter of 2004, we repaid demand notes in the amounts of $200,000, $10,000 and $10,000 to Jay Levy, Warren Levy and Ronald Levy, respectively. For the nine months ended September 30, 2004, we repaid demand notes in the aggregate amounts of $660,000, $30,000, and $30,000 to Jay Levy, Warren Levy, and Ronald Levy, respectively.

In 2001, due to the fact that we did not make principal and interest payments when due, the interest rate on $3,465,000 ($2,525,000 at September 30, 2004), $260,000 ($230,000 at September 30, 2004) and $248,323 ($218,323 at September 30, 2004) of prior demand loans, which are now in default, made to us by Jay Levy, Warren Levy and Ronald Levy, respectively, increased an additional 5% per year to the Merrill Lynch Margin Loan Rate plus 5.25% (10.5% as of September 30, 2004) and the interest rate on $1,870,000 of term notes evidencing loans made by Jay Levy to us increased an additional 5% per year from 6% to 11%. The increased rate is calculated on both past due principal and interest. This additional interest was approximately $538,000, and total interest expense on all Levy Loans was approximately $978,000 for the nine months ended September 30, 2004. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000.

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

Because of our failure to make certain interest and debenture redemption payments to Tail Wind, an event of default occurred. As a result, Tail Wind filed a demand for arbitration against us in July 2000. In April 2002, we entered into a settlement with Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to us the $2,000,000 in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind’s purchase of the convertible debentures, which were approximately $4,500,000 including accrued interest and penalties in the approximate amount of $2,500,000. In exchange, we issued to Tail Wind a $1,000,000 promissory note secured by our Fairfield, New Jersey building and equipment and 2,000,000 shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. Through September 30, 2004, an aggregate of $79,833 in principal has been repaid on the note.

NOTE H – INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

	September 30, 2004	December 31, 2003
Finished goods—calcitonin (2G)	$151,000	$82,399
Finished goods—calcitonin (1G), net of allowances of $1,664,000 and $1,596,000, respectively	—	—

Work in process	512,000	—

Raw materials	859,624	559,063

Total	$1,522,624	$641,462

Calcitonin (2G) represents peptide manufactured by our newer 2nd generation direct expression technology.

Calcitonin (1G) represents peptide manufactured by our older 1st generation direct expression technology and is fully reserved.

NOTE I – FUSION CAPITAL FINANCING

On October 9, 2003, we entered into a new common stock purchase agreement, as amended, with Fusion under which Fusion agreed, if so requested by Unigene and subject to certain conditions, to purchase on each trading day during the term of the agreement $30,000 of our common stock up to an aggregate of $15,000,000. This agreement terminates in November 2005. We may decrease or suspend purchases or terminate the agreement at any time. If our stock price equals or exceeds $0.80 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $30,000, provided that the closing sale price of our stock remains at least $0.80. Fusion is not obligated to purchase any shares of our common stock if the purchase price is less than $0.20 per share. Under this agreement, we must satisfy requirements that are a condition to Fusion’s obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion, no default on, or acceleration prior to maturity of, any of our payment obligations in excess of $1,000,000, no insolvency or bankruptcy on our part, continued listing of Unigene common stock on the OTC Bulletin Board, and we must avoid suspension of our listing on the OTC Bulletin Board for a period of three consecutive trading days. The sales price per share to Fusion would be equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest three closing sale prices of our common stock during the twelve trading days prior to the date of purchase by Fusion. Fusion has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. As compensation for its commitment we issued to Fusion, as of October 9, 2003, 1,000,000 shares of common stock and a five-year warrant, as amended, to purchase 250,000 shares of common stock at an exercise price of $0.90 per share which was charged to additional paid-in-capital. Fusion may not sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant until 25 months from the date of the common stock purchase agreement or until the date the common stock purchase agreement is terminated. In addition to the issuance of the commitment shares, the Board of Directors has authorized the issuance and sale to Fusion of up to 13,500,000 shares of Unigene common stock. For the nine months ended September 30, 2004, we received $3,500,000 from the sale of 4,863,048 shares of common stock to Fusion, before cash expenses of approximately $41,000. On October 29, 2004, we filed a post-effective amendment to the registration statement filed in connection with the Fusion agreement. We would not be able to sell additional shares of common stock to Fusion until the Securities and Exchange Commission declares that amendment effective. In April 2004, Fusion exercised in full its original warrant for 1,000,000 shares of common stock at an exercise price of $0.50 per share. As of September 30, 2004, there is an outstanding warrant to purchase 373,002 shares of Unigene common stock issued to an investment banker as a fee in connection with the original Fusion financing agreement which has an exercise price of $1.126 and expires in December 2005.

NOTE J – CHINA JOINT VENTURES

Current joint venture

In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group (“SPG”), a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. Approvals of NDAs in China may require approximately 12-18 months or more. In addition, brief local human trials will be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The existing joint venture began operations in March 2002 and sales of its injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. The existing joint venture’s results for the periods ended December 31, 2003 and September 30, 2004 were immaterial to our overall results of operations. We account for our investment in the joint venture under the equity method. Our investment in the existing joint venture has been immaterial to date.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits, if any.

Former joint venture

We are obligated to pay to the Qingdao General Pharmaceutical Company (“Qingdao”), our former joint venture partner in China, an aggregate of $350,000 in monthly principal installment payments of $5,000 in order to terminate this joint venture of which $90,000 is remaining as of September 30, 2004 and is included in accrued expenses - other. We recognized the entire $350,000 obligation as an expense in 2000.

NOTE K – DUE TO COVINGTON AND BURLING

In July 2003, we were named in a lawsuit filed by Covington and Burling, our former attorneys, in the Superior Court of the District of Columbia. Covington and Burling alleged that we failed to pay certain statements rendered by the law firm for legal services and costs advanced and that we failed to pay the principal and interest on two promissory notes executed by us in favor of the law firm. Covington and Burling sought damages in the amount of $918,209, which amount had been accrued, plus interest and counsel fees. On December 18, 2003 we entered into a settlement agreement with Covington and Burling. Under the agreement, any payments we made to Covington and Burling before December 31, 2004 would reduce our total obligation of $1,098,000, consisting of principal and interest, by a multiple of the payment (multiples ranged from 1.46 to 1.19 depending on the month of payment). Until the obligation was paid in full, we agreed to remit to Covington and Burling certain percentages or dollar amounts of funds we received from licensing or financing arrangements and Covington and Burling received a security interest in certain of our assets. During the three-month period ended March 31, 2004, we made payments to Covington and Burling in the aggregate amount of $150,000. These payments had an average multiple of 1.42 and reduced our debt to Covington and Burling by $213,269. We therefore recognized a gain on extinguishment of debt in the amount of $63,269 in the first quarter of 2004. In April 2004, pursuant to the terms of the settlement agreement, we paid Covington and Burling $660,725, at a multiple of 1.33944, which resulted in full satisfaction of the outstanding indebtedness of $885,002, thereby recognizing a gain on extinguishment of debt in the amount of $223,197 in the second quarter of 2004 and an aggregate gain of $286,466 for the nine-month period ended September 30, 2004.

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

Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows for the three-month and nine-month periods ended September 30, 2004 and 2003:

	Three months ended September 30,
	2004	2003
Net income (loss):

As reported	$932,133	$(3,171,098)

Add: Total employee and director stock-based compensation recognized	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(26,756)	(14,300)

Pro forma net income (loss)	$905,377	$(3,185,398)

Basic and diluted net income (loss) per share:
As reported	$0.01	$(0.05)
Pro forma	$0.01	$(0.05)

	Nine months ended September 30,
	2004	2003
Net loss:

As reported	$(4,194,983)	$(4,253,527)

Add: Total employee and director stock-based compensation recognized	—	44,095

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(61,164)	(29,400)

Pro forma net loss	$(4,256,147)	$(4,238,832)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.07)
Pro forma	$(0.06)	$(0.07)

NOTE M – NET INCOME (LOSS) PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on, and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for the three-month period ended September 30, 2003 and nine-month periods ended September 30, 2004 and 2003 because our stock options and warrants (approximately 6,350,000 potential shares of common stock for the three-month period ended September 30, 2003 and approximately 5,928,000 and 6,075,000 potential shares of common stock for the nine-month periods ended September 30, 2004 and September 30, 2003, respectively,) would be antidilutive.

The following shows the reconciliation for weighted average number of shares outstanding for basic and diluted EPS for the three months ended September 30, 2004:

2004
Weighted average number of common shares used in basic EPS	77,980,781

Effect of dilutive securities:
Stock options	1,532,000
Warrants	52,471

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	79,565,252

NOTE N – PATENTS AND OTHER INTANGIBLES

Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. As of September 30, 2004, ten of our patents are issued in the U.S. and thirty-four are issued in various foreign countries. Various other patent and trademark applications are pending. Such pending patents and trademarks had a cost basis of $579,000 at September 30, 2004, and will be amortized over their useful lives when issued. Other intangibles are recorded at cost and are amortized over their estimated useful lives. Accumulated amortization on patents and other intangibles was $753,000 and $590,000 at September 30, 2004 and December 31, 2003, respectively.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects. Such forward-looking statements include those which express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. These forward-looking statements include statements about the following: our financial condition, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the delay in obtaining or the failure to obtain regulatory approvals for our products and litigation. Factors that could cause or contribute to differences in results and outcomes include, without limitation, those discussed in “Risk Factors” below, such as uncertain revenue levels, rapidly changing technologies, stock price volatility, and other factors discussed in our various filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Revenue

Revenue is summarized as follows for the three-month and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Licensing Revenue	$3,677,285	$89,474	$4,543,905	$4,268,422
Development Services	—	11,171	—	118,885
Product Sales	1,526,300	—	1,777,000	1,252,850
Other	12,113	16,899	87,606	17,089

	$5,215,698	$117,544	$6,408,511	$5,657,246

Revenue for the three months ended September 30, 2004 increased over 4,000% to $5,216,000 from $118,000 in the comparable period in 2003. Revenue for the nine months ended September 30, 2004 increased 13% to $6,409,000 from $5,657,000 in the comparable period in 2003. Revenue for the three months and nine months ended September 30, 2004 consisted primarily of calcitonin sales to Novartis and milestone revenue from GSK. Revenue for the three months ended September 30, 2003 consisted primarily of recognition of previously deferred licensing revenue. Revenue for the nine months ended September 30, 2003 consisted primarily of a $3,000,000 milestone payment from USL for the FDA’s acceptance of our nasal calcitonin NDA and a $1,000,000 milestone payment from GSK. Milestone revenue is based upon one time events and is therefore not predictive of future revenue. We received a $4,000,000 milestone payment from GSK in 2004 for the commencement of a Phase I human trial. This milestone payment was deferred and recognized as revenue over a period of eight weeks, the length of the Phase I trial. Therefore, $500,000 was recognized as revenue in the quarter ended June 30, 2004 and the remaining $3,500,000 of the $4,000,000 milestone was recognized as revenue during the three months ended September 30, 2004. There were $1,166,000 in PTH sales to GSK for the nine-month period ended September 30, 2003. There were no PTH sales to GSK for the nine months ended September 30, 2004 due to the fact that we had previously supplied sufficient bulk PTH to GSK to meet their needs for the Phase I study. However, we had calcitonin sales to Novartis of $1,526,000 and $1,777,000, respectively, for the three-month and nine-month periods ended September 30, 2004.

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received a $2,000,000 milestone payment from Novartis associated with the transfer of our patented manufacturing technology to Novartis. Revenue recognition of the up-front licensing fee and milestone will be deferred over the estimated 14-year performance period of the license agreement. We therefore recognized $86,000 and $149,000, respectively, of the deferred licensing revenue during the three-month and nine-month periods ended September 30, 2004. Revenue recognition of the prepayment for calcitonin purchases is recognized as we ship product to Novartis which is expected to occur during the balance of 2004. We shipped to Novartis, and recognized as revenue, an aggregate of $1,526,000 and $1,777,000, respectively, in calcitonin sales for the three-month and nine-month periods ended September 30, 2004, respectively. Under the agreement, we expect additional calcitonin sales to Novartis in the fourth quarter of 2004. Further sales to Novartis, if any, would be the subject of separate discussions.

Costs and Expenses

Research and development, our largest expense, increased 41% to $3,056,000 from $2,175,000 for the three months ended September 30, 2004, and increased 11% to $7,263,000 from $6,539,000 for the nine months ended September 30, 2004 as compared to the same periods in 2003. The three-month increase was primarily attributable to an increase in salaries and associated personnel costs of $303,000 due to the hiring of additional production personnel, an increase in manufacturing costs of $590,000 relating to our calcitonin shipments and an increase of $160,000 in research expenditures including outside testing costs related to our manufacturing process, a university collaboration and our European injectable calcitonin product. This was partially offset by a decrease in depreciation and amortization expense of $267,000. The nine-month increase was primarily attributable to an increase in production costs in the amount of $173,000 due to our calcitonin production under the Novartis agreement, increased personnel costs of $585,000, increased lab supplies, consulting and outside testing in the aggregate amount of $478,000, and increased utility, insurance and miscellaneous expense in the amount of $207,000, partially offset by a reduction in depreciation and amortization expense of $719,000. We expect these costs to continue to increase as we will be manufacturing calcitonin for Novartis and Upsher-Smith and PTH for GSK.

General and administrative expenses increased 22% to $915,000 from $752,000 for the three months ended September 30, 2004, and increased 13% to $2,611,000 from $2,304,000 for the nine months ended September 30, 2004 as compared to the same periods in 2003. The three-month increase was primarily due to increased salaries of approximately $36,000, increased travel expenses of $36,000 and increased insurance expense of $59,000. The nine-month increase was primarily attributable to increased salaries of $116,000 and increased insurance expense of $129,000. We expect both personnel costs and insurance costs to continue to increase.

Other Income/Expense

Gain on the extinguishment of debt and related interest in 2004 resulted from our December 2003 settlement agreement with Covington and Burling. Under the agreement, any payments that we made to Covington and Burling before December 31, 2004 would reduce our total obligation of $1,098,000, consisting of principal and interest, by a multiple of the amount of the payment (multiples ranged from 1.46 to 1.19 depending on the month of payment). Until the obligation was paid in full, we agreed to remit to Covington and Burling certain percentages or dollar amounts of funds we received from licensing or financing arrangements and Covington and Burling received a temporary security interest in certain of our assets. During the nine-month period ended September 30, 2004, we made payments to Covington and Burling in the aggregate amount of $810,725. These payments had average multiples of approximately 1.355 and reduced our debt to Covington and Burling by approximately $1,098,000 for the nine-month period ended September 30, 2004. We therefore recognized a gain on extinguishment of debt in the amount of approximately $286,000 for the nine-month period ended September 30, 2004.

Interest expense for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003 were affected by the fact that in 2001 we did not make principal and interest payments on certain officers’ loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $178,000 and $167,000, respectively, for the three-month periods ended September 30, 2004 and September 30, 2003 and total interest expense on officers’ loans for the three months ended September 30, 2004 and 2003 was $308,000 and $325,000, respectively. For the nine-month periods ended September 30, 2004 and September 30, 2003, additional interest was approximately $538,000 and $479,000, respectively, and total interest expense on officers’ loans for the nine months ended September 30, 2004 and September 30, 2003 was $978,000 and $961,000, respectively.

Net Income (Loss)

Due to the increase in revenue in the approximate amount of $5,000,000 from Novartis and GSK, partially offset by an increase in operating expenses of approximately $1,000,000, net income for the three months ended September 30, 2004 was $932,000 compared to a net loss of ($3,171,000) for the corresponding period in 2003.

Due to an increase in licensing revenue from GSK and increased calcitonin sales to Novartis, as well as the gain on extinguishment of debt, partially offset by a decrease in licensing revenue from USL and a decrease in PTH sales to GSK, as well as an increase in operating expenses, net loss for the nine months ended September 30, 2004 increased 1% or approximately $59,000 to ($4,195,000) from ($4,254,000) for the corresponding period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have a number of future payment obligations under various agreements. They are summarized at September 30, 2004 as follows:

	Total	Calendar Year
Contractual Obligations		2004	2005	2006	2007	Thereafter
Chinese joint ventures (SPG & Qingdao)	$952,500	15,000	427,500	15,000	495,000	—
Tail Wind Note	920,167	—	920,167	—	—	—
Notes payable – stockholders	10,553,323	10,553,323	—	—	—	—
Capital leases	313,619	46,074	233,156	16,565	12,099	5,725
Operating leases	1,921,941	57,820	225,002	212,269	201,438	1,225,412
Executive compensation	101,250	101,250	—	—	—	—
Accrued interest – stockholders	5,519,509	5,519,509	—	—	—	—
Accrued interest – Tail Wind	144,294	—	144,294	—	—	—

Total Contractual Obligations	$20,426,603	16,292,976	1,950,119	243,834	708,537	1,231,137

At September 30, 2004, we had cash and cash equivalents of $3,598,000, an increase of $3,086,000 from December 31, 2003.

We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GSK, USL, or Novartis agreements and through the sale of PTH and calcitonin to GSK and Novartis, respectively and, if necessary, with the funds available through our financing with Fusion. We therefore expect to have sufficient financial resources for the next twelve months. Our financial situation may be augmented by sales and royalties on our nasal calcitonin product if the product receives FDA approval and USL is able to launch the product. If we are unable to achieve these milestones and sales, or are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at September 30, 2004, had an accumulated deficit of approximately $106,000,000 and a working capital deficiency of approximately $15,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $12,000,000 per year. In addition, we have principal and interest obligations under the Tail Wind note, outstanding notes payable to the Levys, our executive officers, as well as obligations relating to our current and former joint venture agreements in China. As discussed in Note F to the financial statements, we have stockholder demand notes in default at September 30, 2004. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in preclinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received from inception through September 30, 2004. GSK could make additional milestone payments in the aggregate amount of $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $3,900,000 from GSK for PTH sales and in support of our PTH development activities from inception through September 30, 2004. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. We received a $1,000,000 milestone payment in January 2003 and a $4,000,000 milestone payment in June 2004. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, once commercialized.

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

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received a $2,000,000 milestone payment from Novartis associated with the transfer of our patented manufacturing technology. Initially, Novartis will purchase calcitonin from us for use in their oral calcitonin development program. Eventually, Novartis plans to implement our patented manufacturing process at Novartis facilities to support their calcitonin products. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility.

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

agreement was signed in November 2002 with USL and an NDA was filed with the FDA in March 2003. The NDA was accepted for review by the FDA in May 2003. In January 2004 we announced the receipt of an approvable letter from the FDA. The letter is an official communication from the FDA indicating that the agency is prepared to approve the NDA upon the finalization of the labeling and the resolution of specific remaining issues, including the submission of additional information and data. We have filed all additional information and data requested to date by the FDA, which is currently under review. However, during this review process additional questions or concerns may be raised by the FDA, which could delay product approval. A Citizen’s Petition, which typically requests the FDA to reconsider its decisions, was filed on January 9, 2004 on behalf of an anonymous party subsequent to the announcement of our receipt of the FDA approvable letter. Using certain assumptions, the petition questioned the FDA’s ability to grant approval for any recombinant calcitonin product that primarily relies on clinical markers of bone cell activity. In July 2004, the FDA sent a response to the petitioner stating that the FDA had not yet made a decision on the petition and it is continuing to review the issues raised by the petition.

•	For oral calcitonin, Pfizer terminated its license agreement with us in March 2001 and as a result we are seeking a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. We expect that the costs of these trials would be borne by our future licensee due to our limited financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, any product launch will take at least several years.

•	For oral PTH, a Phase I human trial, which commenced in June 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable product using our PTH. A license agreement for this product was signed with GSK in April 2002.

Due to our limited financial resources, any delay in achieving milestones in our existing GSK, USL or Novartis agreements, or in signing new license or distribution agreements for our products, or any delay in obtaining regulatory approvals for our products, will have an adverse effect on our operations and our cash flow.

We maintain our peptide production facility on leased premises in Boonton, New Jersey. We began production under cGMP guidelines at this facility in 1996. Our lease expires in 2014. We have a ten-year renewal option under the lease, as well as an option to purchase the facility. During the first nine months of 2004, we invested approximately $420,000 in fixed assets and leasehold improvements. Currently, we have no material purchase commitments outstanding.

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

In addition, we are obligated to pay to Qingdao an aggregate of $350,000 in monthly principal installment payments of $5,000 in order to terminate our former joint venture in China, of which $90,000 is remaining as of September 30, 2004. We recognized the entire $350,000 obligation as an expense in 2000.

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

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $538,000, and total interest expense on all Levy loans was approximately $978,000 for the nine months ended September 30, 2004. As of September 30, 2004, total accrued interest on all Levy loans was approximately $5,520,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,553,323. An aggregate of $720,000 in principal was repaid on the Levy loans during 2004. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

Under our current agreement with Fusion, we have the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day during the term of the agreement, $30,000 of our common stock up to an aggregate of $15,000,000. See Note I to our financial statements. Our Board of Directors has authorized the sale to Fusion of up to 13,500,000 shares of Unigene common stock under this agreement. Under this agreement, from January 1, 2004 through September 30, 2004, we have received $3,500,000 through the sale of 4,863,048 shares to Fusion, before cash expenses of approximately $41,000. Our ability to realize additional funds will depend on our continuing compliance with the Fusion agreement. On October 29, 2004, we filed a post-effective amendment to the registration statement filed in connection with the Fusion agreement. We would not be able to sell additional shares of common stock to Fusion until the Securities and Exchange Commission declares that amendment effective. Our current agreement with Fusion expires in November 2005, unless we decide to terminate earlier.

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

As of December 31, 2003, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $85,000,000, expiring from 2004 through 2023, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, as of December 31, 2003, we have research and development credits in the approximate amount of $3,000,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2004 through 2023. We have New Jersey operating loss carryforwards in the approximate amount of $29,200,000, expiring from 2006 through 2010, which are available to reduce future earnings, otherwise subject to state income tax. However, changes in the law in 2002 do not allow the use of a company’s own New Jersey net operating losses to offset its current taxable income. All of these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority (“NJEDA”). In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved.

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

In addition, EITF No. 00-21 requires companies to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 has had a significant impact on our September 30, 2004 financial statements due to our Novartis agreement. Accordingly, up-front and development stage milestone payments will be deferred and recognized as revenue over the performance period of the license agreement. Further, non-refundable advances from Novartis for inventory purchases are considered customer deposits until shipment is made.

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

Inventory: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Finished goods inventory is generally fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders.

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

CERTAIN RISKS RELATED TO OUR BUSINESS

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended. See “Forward-Looking Statements.”

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at December 31, 2003 and September 30, 2004, we had accumulated deficits of approximately $102,000,000 and $106,000,000, respectively. Our gross revenues for the years ended December 31, 2003, 2002 and 2001 were $6,024,000, $2,658,000, and $865,000, respectively. Our gross revenue for the nine months ended September 30, 2004 was $6,409,000. Our revenues have not been sufficient to sustain our operations. Revenue for the nine months ended September 30, 2004 consisted primarily of milestone revenue from GSK and calcitonin sales to Novartis. Revenue for 2003 consisted primarily of milestone payments from USL and GSK, and PTH sales to GSK. Revenue for 2002 consisted primarily of revenue from GSK for our development activities and for sales of bulk PTH. Revenue for 2001 consisted primarily of bulk calcitonin sales and the recognition of previously deferred revenue as a result of the termination of our license agreement with Pfizer, as a result of a $3,000,000 up-front payment we received in 1997. As of October 18, 2004, we have three material revenue generating license agreements. Our injectable calcitonin product has been approved for commercial sale in a number of European countries, but we do not anticipate that these sales will produce significant revenues in the near-term. During the years ended December 31, 2003, 2002 and 2001, we have incurred losses from operations of $6,224,000, $8,496,000, and $10,957,000, respectively. Our net losses for the years ended December 31, 2003, 2002 and 2001 were $7,398,000, $6,337,000, and $12,472,000, respectively. For the nine months ended September 30, 2004, our loss from operations and our net loss were $3,466,000 and $4,195,000, respectively. We believe that to achieve profitability we will require at least the successful commercialization of our nasal calcitonin or oral PTH products or another oral peptide product in the U.S. and abroad. We might never be profitable.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the financial statements for each of the years ended December 31, 2003, 2002 and 2001 relative to the substantial doubt about our ability to continue as a going concern. Our ability to commercialize our products and obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may require additional funding to sustain our operations, and our ability to secure additional financing is uncertain.

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

•	our ability to obtain FDA approval for Fortical;

•	the achievement of milestones in our Novartis, GSK and USL agreements;

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	our ability to sell and market our products;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in expanding and maintaining our production facility;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the potential need to develop, acquire or license new technologies and products;

•	the continued ability to refinance demand loans from Jay Levy, Ronald Levy and Warren Levy;

•	and other factors beyond our control.

We had cash flow deficits from operations of $4,632,000, $1,315,000 and $7,122,000 for the years ended December 31, 2003, 2002 and 2001, respectively. For the nine months ended September 30, 2004, we generated $543,000 in cash flow from operations due to up-front and milestone payments received from Novartis and GSK, respectively. We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the Novartis, GSK and USL agreements, through the sale of PTH to GSK and of calcitonin to Novartis, and through sales of Fortical after FDA approval. However, if we are unable to obtain FDA approval or achieve these milestones and sales, or are unable to obtain FDA approval or achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations. Our first agreement with Fusion has provided us with some cash to fund our operations, but it alone has not been sufficient to satisfy all of our working capital needs. From May 2001 through November 2003, under the original agreement with Fusion, we raised a total of $8,955,418 through the sale of 21,000,000 shares of our common stock to Fusion, before cash expenses of approximately $965,000. From December 1, 2003 through October 18, 2004, under our current Fusion financing, we have received $3,500,000 through the sale of 4,863,048 shares of common stock to Fusion. On October 29, 2004, we filed a post-effective amendment to the registration statement filed in connection with the Fusion agreement. We would not be able to sell additional shares of common stock to Fusion until the Securities and Exchange Commission declares that amendment effective. The extent to which we intend to rely on Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through achieving milestones and generating sales through our existing agreements, or through entering into new licensing agreements or the sale of bulk calcitonin, both of which we are actively exploring. Our agreement with Fusion expires in November 2005 unless terminated sooner. If we are unable to achieve milestones or sales under our existing agreements or enter into a significant revenue generating research, license or distribution agreement or financing arrangement, we would need to significantly curtail our operations. We also could consider a sale or merger of Unigene.

We may need additional funds from financing or other sources to fully implement our business, operating and development plans. We have the right to receive up to $30,000 per trading day under the current agreement with Fusion unless our stock price equals or exceeds $0.80, in which case the daily amount may be increased under certain conditions as the price of our common stock increases.

However, we may elect to reduce or suspend our sales of common stock to Fusion if we feel that the share price of our common stock is too low, and due to our desire to keep dilution to a minimum. Fusion does not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.20. We initially registered 14,750,000 shares of our common stock for sale by Fusion. Therefore, the selling price of the 13,500,000 shares (excluding the 1,000,000 commitment shares and the 250,000 shares underlying the warrant issued to Fusion) of our common stock to be purchased by Fusion will have to average at least $1.12 per share for us to receive the maximum proceeds of $15,000,000 without registering additional shares of common stock. From January 1, 2004 through October 18, 2004 we received $3,500,000 through the sale of 4,863,048 shares of common stock to Fusion. Assuming a purchase price of $1.50 per share (the closing sale price of the common stock on October 18, 2004) we would need to sell to Fusion 7,666,666 of the remaining 8,636,952 shares under the common stock purchase agreement for the remaining gross proceeds of $11,500,000. In addition, Fusion has the right to terminate the agreement if an event of default under the agreement occurs.

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

Some of our executives have made loans to us under promissory notes in the aggregate amount of $10,553,323, of which a total of $4,843,323 is in default. Our obligations under these promissory notes are secured by, among other things, mortgages upon all of the real property we own and pledges of substantially all of our assets. If we become insolvent or are liquidated, or if payment under the promissory notes is accelerated, the holders of the promissory notes will be entitled to exercise the remedies available to a secured lender under applicable law, which would entitle them to full repayment before any funds could be paid to our shareholders. In addition, we issued to Tail Wind a $1,000,000 secured promissory note due in February 2005. Our obligation to repay the note is secured by, among other things, a mortgage on the real property we own and pledges of our fixed assets in Fairfield, New Jersey. If a default occurs under the note or security documents, Tail Wind would be entitled to remedies generally available to a secured lender, which would entitle Tail Wind to full payment before any funds could be paid to our shareholders.

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

All of our clinical trials for nasal calcitonin have been completed although, as with any pharmaceutical application, the FDA could require additional trials as a condition to marketing approval which could delay the product release or, if such studies were unsuccessful, the FDA could reject the product. An NDA was filed in March 2003. The FDA accepted the NDA for review in May 2003. In January 2004 we announced the receipt of an approvable letter from the FDA. The letter is an official communication from the FDA indicating that the agency is prepared to approve the NDA upon the finalization of the labeling and the resolution of specific remaining issues, including the submission of additional information and data. We have filed all additional information and data requested to date by the FDA, and such information and data is currently under review. However, during this review process additional questions or concerns may be raised by the FDA which could delay the product approval. A Citizen’s Petition, which typically requests the FDA to reconsider its decisions, was filed on January 9, 2004 on behalf of an anonymous party subsequent to the announcement of our receipt of the FDA approvable letter. Using certain assumptions, the petition questioned the FDA’s ability to grant approval for any recombinant calcitonin product that primarily relies on clinical markers of bone cell activity. In July 2004, the FDA sent a response to the petitioner stating that the FDA had not yet made a decision on the petition and it is continuing to review the issues raised by the petitioner.

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

We are dependent on partners for the commercial development of our products and currently have only three significant license agreements.

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

We currently have significant license agreements with Novartis worldwide for the production of calcitonin, GSK worldwide for oral PTH and with USL in the U.S. for nasal calcitonin. We are pursuing additional opportunities to license, or enter into distribution arrangements for, our oral and injectable calcitonin products, our nasal calcitonin product outside of the U.S., China and Greece, as well as other possible peptide products. However, we may not be successful in any of these efforts.

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

We are engaged in developing pharmaceutical products, which is a rapidly changing and highly competitive field. To date, we have concentrated our efforts primarily on products to treat one indication — osteoporosis. Like the market for any pharmaceutical product, the market for treating osteoporosis has the potential for rapid, unpredictable and significant technological change. Competition is intense from specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. We currently have no products approved for sale in the U.S. If we are successful in obtaining approval for one of our products, our future competitors will have substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major companies in the field of osteoporosis treatment include Novartis, Wyeth, Merck, Eli Lilly, Aventis and Procter & Gamble. We believe that we may be able to compete with these companies due both to our partnerships with GSK and USL and to our patented technologies. Any one of these potential competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Our success depends upon our ability to protect our intellectual property rights.

We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral and nasal formulations that we have invented in the course of our research. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021. Through September 30, 2004, ten U.S. patents have issued and other applications are pending. We have also made patent application filings in selected foreign countries and thirty-four foreign patents have issued with other applications pending. We face the risk that any of our pending applications will not issue as patents. In addition, our patents may be found to be invalid or unenforceable. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

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

Our business exposes us to the risk of product liability claims that are a part of human testing, manufacturing and sale of pharmaceutical products. The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our products are not actually at fault for causing an injury. Furthermore, our products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend and may result in large judgments against us. Even if a product liability claim is not successful, the adverse publicity, time, and expense involved in defending such a claim may interfere with our business. We may not have sufficient resources to defend against or satisfy these claims. We currently maintain $10,000,000 in product liability insurance coverage. However, this amount may not be sufficient to protect us against losses or may be unavailable in the future on acceptable terms, if at all.

We have financial obligations under our current and former joint venture agreements in China.

An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. Approvals of NDAs in China may require approximately 12-18 months or more. Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of the entity’s profits, if any. As of September 30, 2004, we contributed $37,500 to the existing contractual joint venture.

In addition, we are obligated to pay to the Qingdao General Pharmaceutical Company, our former joint venture partner in China, an aggregate of $350,000 in monthly installment payments of $5,000 in order to terminate this joint venture, of which $90,000 is remaining as of September 30, 2004.

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

Dr. Warren Levy and Dr. Ronald Levy have been our principal executive officers since our inception. We rely on them for their leadership and business direction. Each of them has entered into an agreement with us providing that he shall not engage in any other employment or business for the period of his employment with us and will not engage in a competing business for one year following termination. However, each of them is only bound by his respective employment agreement to provide services for a one-year term. The loss of the services of either of these individuals could significantly delay or prevent the achievement of our scientific and business objectives.

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

Our common stock is classified as a “penny stock” under Securities and Exchange Commission rules, which may make it more difficult for our stockholders to resell our common stock.

Our common stock is traded on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it was listed on a stock exchange or quoted on The Nasdaq National Market or The Nasdaq Small-Cap Market. Because Unigene common stock is not traded on a stock exchange or on Nasdaq, and the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock.” Rule 15g-9 of the Securities Exchange Act of 1934, as amended, imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” These include the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

The sale of our common stock to Fusion will cause dilution and the sale of the shares of common stock acquired by Fusion could cause the price of our common stock to decline.

The purchase price for the common stock to be issued to Fusion pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares under such agreement are freely tradable. Fusion may sell none, some, or all of the shares of common stock purchased from us at any time. We expect that any shares that are purchased by Fusion will be sold over a period of up to 25 months from November 2003. Depending upon market liquidity at the time, a sale of shares at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

In November 2003, we registered 13,500,000 shares of our common stock for sale by Fusion, of which 4,863,048 shares have been sold as of October 18, 2004 (excluding the commitment shares and shares underlying warrants that have been issued to Fusion under the common stock purchase agreement). Should we elect to continue to sell shares to Fusion under the common stock purchase agreement, which we have the right, but not the obligation to do, these shares would be issued by us in connection with purchases by Fusion. Under our agreement with Fusion, they are not obligated to purchase any shares of our common stock in the event that the per share purchase price is less than $0.20. Assuming the issuance of these shares, as well as the 250,000 warrant shares, the remaining 8,636,952 shares registered for sale by Fusion would represent 9.6% of our outstanding shares of common stock as of October 18, 2004. We have the right, but not the obligation to register more than a total of 13,500,000 shares in the event that the proceeds from the sale of the shares so registered are less than $15,000,000 and we may elect to register additional shares in the future depending on our financial position, the price of our common stock and our ability to license or sell our products at that time. On October 29, 2004, we filed a post-effective amendment to the registration statement filed in connection with the Fusion agreement. We would not be able to sell additional shares of common stock to Fusion until the Securities and Exchange Commission declares that amendment effective.

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

The information below summarizes our market risks associated with debt obligations as of September 30, 2004. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Variable interest rates disclosed represent the rates at September 30, 2004. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

		Year of Maturity
	Carrying Amount	2004	2005	2006	2007	2008
Notes payable - stockholders	$2,973,323	2,973,323	—	—	—	—
Variable interest rate (1)	10.5%	—	—	—	—	—
Notes payable - stockholders	$5,710,000	5,710,000	—	—	—	—
Variable interest rate	5%	—	—	—	—	—
Notes payable - stockholders	$1,870,000	1,870,000	—	—	—	—
Fixed interest rate (2)	11%
Tail Wind note	$920,167	—	920,167	—	—	—
Fixed interest rate	6%
Capital leases	$313,619	46,074	233,156	16,565	12,099	5,725
Fixed interest rate	11% -16%

(1)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the variable interest rate on these notes has increased from the Merrill Lynch Margin Loan Rate plus .25% to the Merrill Lynch Margin Loan Rate plus 5.25%.
(2)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the fixed interest rate on these notes has increased from 6% to 11%.

Item 4. Controls and Procedures

For the quarterly period ending September 30, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Our President and Chief Executive Officer and our Chief Financial Officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2004, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and Chief Financial Officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to Grant Thornton LLP’s comments resulting from their audit of our 2003 financial statements included on Form 10-K, we are assessing the best way to implement an IT disaster recovery plan and off-site storage of our IT system backups, but have not yet modified our internal controls in these areas. We have implemented improved oversight and review by appropriate personnel of payroll processing activities. We considered these matters in connection with the preparation of the September 30, 2004 financial statements included in this Form 10-Q and determined that no financial statements were affected by these matters.

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

(a)	See description of notes payable to stockholders in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 6. Exhibits

Number	Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

UNIGENE LABORATORIES, INC.

INDEX TO EXHIBITS

No.	EXHIBIT
31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

	By:	/s/ Warren P. Levy
November 15, 2004		Warren P. Levy, President
(Chief Executive Officer)

	By:	/s/ Jay Levy
November 15, 2004		Jay Levy, Treasurer
(Chief Financial Officer and
Chief Accounting Officer)