Form 10-Q/A
period 2004-06-30
UNIGENE LABORATORIES INC
filed 2004-12-30
CIK 352747

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

UNIGENE LABORATORIES, INC.

Explanatory Note

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Unigene Laboratories, Inc. amends its Report on Form 10-Q for the quarter ended June 30, 2004 by amending and restating Part II, Item 6 in its entirety to note the confidential treatment request separately filed with the Securities and Exchange Commission for portions of Exhibit 10.1 thereto and refiling Exhibit 10.1, which reflects the confidential treatment that has been requested for portions of this exhibit.

PART	II. OTHER INFORMATION

Item	6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Number	Description
10.1	License Agreement, dated April 7, 2004, between Unigene Laboratories, Inc. and Novartis Pharma AG(1)(2)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.(1)

(1)	Filed herewith.
(2)	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

(b)	Reports on Form 8-K

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

December 30, 2004	By:	/s/ Warren P. Levy
Warren P. Levy, President
(Chief Executive Officer)

December 30, 2004	By:	/s/ Jay Levy
Jay Levy, Treasurer
(Chief Financial Officer and
Chief Accounting Officer)