Form 10-K
period 2004-12-31
UNIGENE LABORATORIES INC
filed 2005-03-31
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

Title of class:

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of June 30, 2004 was $63,332,385

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value—79,788,535 shares as of March 1, 2005.

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

Selected portions of the Definitive Proxy Statement of Unigene Laboratories, Inc., to be filed in connection with the Annual Meeting of Stockholders to be held on June 16, 2005, are incorporated by reference into Parts II and III of this Form 10-K.

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

Item 1. Business.

Overview

Unigene is a biopharmaceutical company engaged in the research, production and delivery of small proteins, referred to as peptides, that have demonstrated or may have potential medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream. Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. We have licensed worldwide rights to our manufacturing and delivery technologies for oral parathyroid hormone, which we refer to as PTH, to GlaxoSmithKline, or GSK. We have also licensed in the U.S. our nasal calcitonin product, which we have trademarked as Fortical®, to Upsher-Smith Laboratories, Inc., or USL. Both of these products are being developed for the treatment of osteoporosis. We have also licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis Pharma AG, or Novartis. We have an injectable calcitonin product that is approved for sale in the European Union and in Switzerland for osteoporosis indications. We have the facilities, subject to our continuing ability to remain in compliance with current Good Manufacturing Practice guidelines, referred to as cGMP, and the technology for manufacturing calcitonin and PTH.

Our Accomplishments

Among our major accomplishments are:

•	Development of a Proprietary Peptide Production Process. One of our principal scientific accomplishments is our success in developing a highly efficient biotechnology-based peptide production process. Several patents relating to this process have issued. We believe that these proprietary processes are key steps in the more efficient and economical commercial production of medically useful peptides. Many of these peptides cannot be produced at a reasonable cost in sufficient quantities for human testing or commercial use by currently available production processes. We have constructed and are operating a manufacturing facility employing this process to produce PTH and calcitonin, and we have also produced laboratory-scale quantities of several other peptides. During 2004, we licensed worldwide rights to the technology to Novartis for their production of calcitonin.

•	Development and Licensing of Proprietary Technology for Oral Delivery. We have developed and patented an oral formulation that has successfully delivered significant quantities of calcitonin and PTH into the bloodstream of human subjects in studies performed by Unigene and our collaborators. We believe that the components of our patented oral product also can enable the delivery of other peptides and we have initiated studies to investigate this possibility internally and in collaboration with others. During 2001, we reported successful oral delivery in animal studies of various peptides including PTH for the treatment of osteoporosis and insulin for the treatment of diabetes. During 2002, we licensed rights to our manufacturing and delivery technologies for oral PTH to GSK. During 2004, GSK successfully conducted a Phase I study for oral PTH.

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

Strategy

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

Our business strategy is to develop proprietary products and processes with applications in human health care to generate revenues from license fees, royalties on third-party sales and direct sales of bulk or finished products. Generally, we fund our internal research activities and, due to our limited financial resources, we rely on licensees, which are likely to be established pharmaceutical companies, to provide development funding. We also generally expect to rely on these licensees to take responsibility for obtaining appropriate regulatory approvals, human testing, and marketing of products derived from our research activities. However, we may, in some cases, retain the responsibility for human testing and for obtaining the required regulatory approvals for a particular product.

•	GlaxoSmithKline License Agreement. In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development activities, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product. The royalty rate will be increased if certain sales milestones are achieved. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through December 31, 2004. We have also received an additional $5,000,000 from GSK for PTH sales and deposits and in support of our PTH development activities from inception through December 31, 2004. Cash received in advance of shipment is considered a customer deposit. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. Revenue recognition of this milestone was deferred over a period of eight weeks, the length of the Phase I trial. For the year ended December 31, 2004 we recognized $354,000 for our GSK development activities, $536,000 in PTH sales and an aggregate of $4,200,000 in licensing revenue. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

•	Upsher-Smith Laboratories License Agreement. In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002 and during 2003 we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. In addition, we are eligible to receive milestone payments of $4,000,000 and royalty payments on product sales. We will be responsible for manufacturing the product and will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. Revenue for the year ended December 31, 2004 consists of the recognition of $158,000 of licensing revenue from USL. This agreement may be terminated by either party due to a breach of any material provision of the agreement not cured within 60 days. We may terminate in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

•

Novartis License Agreement. In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on

Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. During 2004, we therefore recognized $247,000 in revenue from the up-front and milestone payments. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. Cash received in advance of shipment is considered a customer deposit. For the year ended December 31, 2004, we recognized $247,000 in licensing revenue and $2,794,000 in calcitonin sales. Initially, Novartis will purchase calcitonin from us for use in their oral calcitonin development program. Eventually, Novartis plans to implement our patented manufacturing process at Novartis facilities to support their calcitonin products. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

•	China Joint Venture. In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group, or SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. Approval of our NDA in China may require a review of two years or more. During this review process, brief local human trials will be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The existing joint venture began operations in March 2002 and sales of its injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. The existing joint venture’s net profit for the year ended December 31, 2004 was immaterial to our overall results of operations. Our investment in the existing joint venture has been immaterial to date.

•	Other License or Distribution Arrangements. In addition to the joint venture with SPG, we have entered into distribution agreements for our nasal calcitonin product in Greece and for our injectable calcitonin product in the United Kingdom, Ireland and Israel. We continue to seek other licensing or distribution agreements with pharmaceutical companies for our oral, injectable and nasal calcitonin products as well as for other oral peptides. However, we may not be successful in the efforts to sign any additional revenue generating agreements and any new or existing agreements may not be successful in generating significant revenue.

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

The facility can be modified to increase peptide production capacity. If we are successful in our efforts to commercialize a peptide product, we expect that we may incur additional expenditures to expand or upgrade our manufacturing operations. However, under our license agreement with Novartis, we have the ability to purchase significant quantities of calcitonin from Novartis, thereby avoiding the need to expand our facility in order to meet increased demand for calcitonin. Although the facility currently is devoted primarily to calcitonin and PTH production, it also is suitable for producing other peptide products.

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

The regulatory approval process for a pharmaceutical product requires substantial resources and can take many years. There is always a risk that any additional regulatory approvals required for our production facility or for any of our products will not be obtained in a timely manner. Our inability to obtain, or delays in obtaining, these approvals, such as for Fortical, would adversely affect our ability to continue to fund our programs, to produce marketable products, or to receive revenue from milestone payments, product sales or royalties. We also cannot predict the extent of any adverse governmental regulation that may arise from future legislative and administrative action.

The FDA or other regulatory agencies may audit our production facility at any time to ensure that it is operating in compliance with cGMP guidelines. These guidelines require that production operations be conducted in strict compliance with our established rules for manufacturing and quality controls. These agencies are empowered to suspend production operations and/or product sales if, in their opinion, significant or repeated changes from these guidelines have occurred. A suspension by any of these agencies could have a material adverse impact on our operations.

Development of a Nasal Calcitonin Product

A major pharmaceutical company received FDA approval in 1995 for the marketing of a nasally administered calcitonin product, which substantially increased sales of calcitonin products in the U.S. During 1999, we completed preliminary human studies for our proprietary nasal calcitonin product. In January 2000, we filed an Investigational New Drug Application with the FDA to begin human testing of our nasal product as a treatment for osteoporosis. We filed a patent application for our nasal calcitonin product in February 2000 and the patent issued in August 2002. In February 2000, we began U.S. human studies. In December 2000, we successfully completed a human study demonstrating similar blood levels between our product and that of an existing nasal calcitonin product. We successfully completed a second human study which showed a rapid and persistent reduction in bone loss as measured by several accepted blood markers. A substance in the bloodstream that measures the rate of bone loss in the tested subjects decreased by an average of over 40% in the first month of the study, and that reduction was maintained throughout the three-month dosing period during which the measurements were taken. In addition, statistically significant increases in bone mineral density were shown at the spine and hip. In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL and during 2003 we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. In January 2004, we announced the receipt of an approvable letter from the FDA. The letter is an official communication from the FDA indicating that the agency is prepared to approve the NDA upon the finalization of the labeling and the resolution of specific remaining issues, including the submission of additional information and data. We have filed all additional information and data requested to date by the FDA, and such information and data is currently under review. However, during this review process additional questions or concerns may be raised by the FDA which could delay product approval. A Citizen’s Petition, which typically requests the FDA to reconsider its decisions, was filed on January 9, 2004 on behalf of an anonymous party subsequent to the announcement of our receipt of the FDA approvable letter. Using certain assumptions, the petition questioned the FDA’s ability to grant approval for any recombinant calcitonin product that primarily relies on clinical markers of bone cell activity. In July 2004, the FDA sent a response to the petitioner stating that the FDA had not yet made a decision on the petition and it is continuing to review the issues raised by the petitioner. We are eligible to receive additional milestone payments of $4,000,000 and royalty payments on product sales. We will be responsible for manufacturing the product and, subject to FDA approval, will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide. However, we may not be successful in our efforts to obtain the approval of the FDA and other governmental entities for Fortical, or to manufacture and sell the product. This agreement is subject to certain termination provisions.

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

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development activities, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In January 2003, we received a $1,000,000 milestone payment from GSK in acknowledgement of the performance demonstrated by our oral PTH formulation in animal studies. In June 2004, we received a $4,000,000 milestone payment from GSK for the commencement of a Phase I human trial. In October 2004, we announced the preliminary results of this trial. The formulation tested demonstrated that it can deliver PTH into the bloodstream of human subjects and that the PTH molecule was intact and biologically active. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and GSK will pay us a royalty on its worldwide sales of the product. From April 2002 through December 31, 2004, in addition to the aforementioned milestones, we have received an aggregate of $5,000,000 from GSK for development activities and sales and deposits for bulk PTH under a supply agreement. The royalty rate will be increased if certain sales milestones are achieved. However, we may not be successful in future clinical trials or in our efforts to obtain the approval of the FDA and other government entities for our oral PTH product or to manufacture and sell the product. This agreement is subject to certain termination provisions.

Regulatory Approval of Our Injectable Calcitonin Product

In January 1999, we received approval from the European Committee for Proprietary Medicinal Products, referred to as the CPMP, to market Forcaltonin, our injectable calcitonin product, in all 15 member states of the European Union as a treatment for Paget’s disease and for hypercalcemia. The active ingredient for this product is manufactured at our Boonton facility. We began to market this product in Europe for these indications in 1999. Sales through 2004 have been insignificant. In 2001, we received an approval in Switzerland for our injectable calcitonin product that includes an osteoporosis indication. In November 2002, the CPMP completed its review of all calcitonin products currently marketed in the European Union, including all injectable and nasal formulations, and recommended revisions to and harmonization of the authorized indications for these products. Authorized indications for injectable calcitonin products now include the prevention of acute bone loss in men or women due to sudden immobilization (such as for patients with recent osteoporotic fractures) while nasal calcitonin products are indicated for the treatment of established post-menopausal osteoporosis to prevent vertebral fractures. In June 2003 we received notification from European regulatory authorities granting the above-mentioned osteoporosis indication for Forcaltonin.

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

We may never successfully commercialize this product.

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

During 1999, we, together with Pfizer, successfully concluded two pilot human studies using an oral calcitonin formulation manufactured by Warner-Lambert. Both studies showed significant measurable blood levels of calcitonin. In December 1999, Warner-Lambert filed an Investigational NDA with the FDA for the conduct of human trials in the U.S. of our oral calcitonin product as a treatment for osteoporosis. Pfizer began a Phase I/II human study in April 2000 and patient dosing for this study was completed in December 2000. Pfizer analyzed the results of the study and informed us in March 2001 that the study did not achieve Pfizer’s desired results related to measurement of bone marker activity. Pfizer terminated the license agreement for scientific reasons citing this conclusion. We believe that this study, in which an FDA approved product, nasal calcitonin, also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral calcitonin product. We also believe that the results would have been more favorable if patients in the study had received calcium supplementation, in addition to the calcitonin. Therefore, we intend to continue the development of our oral calcitonin product as a treatment for osteoporosis, and we are seeking licensees for this product in the U.S. and other countries. In addition, due to the termination of the Pfizer agreement, we no longer have restrictions on selling bulk calcitonin and rights to all technologies and information developed in the course of the collaboration have reverted to us. There are no continuing commitments to Pfizer.

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

Patents and Proprietary Technology

We have filed a number of applications for U.S. patents relating to our proprietary peptide manufacturing process and our delivery technologies. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021. To date, the following nine U.S. patents have issued:

•	one patent related to the Alpha-Amidation Enzyme and its use in manufacturing peptides

•	four patents covering improvements in our manufacturing technology

•	three patents covering oral delivery of peptides

•	a patent covering our nasal calcitonin formulation

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

Other applications are pending. We also have made filings in selected foreign countries, and thirty-nine foreign patents have issued. However, our pending applications may not issue as patents and our issued patents may not provide us with significant competitive advantages. Furthermore, our competitors may independently develop or obtain similar or superior technologies.

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

In some cases, we rely on trade secrets to protect our inventions. Our policy is to include confidentiality provisions in all research contracts, joint development agreements and consulting relationships that provide access to our trade secrets and other know-how. All of our employees sign confidentiality agreements. However, there is a risk that these secrecy obligations could be breached, causing us harm. To the extent licensees, consultants or other third parties apply technological information independently developed by them or by others to our projects, disputes may arise as to the ownership rights to information, which may not be resolved in our favor.

Employees

As of March 1, 2005 we had 81 full-time employees. Twenty-two were engaged in research, development and regulatory activities, 47 were engaged in production activities and 12 were engaged in general and administrative functions. Nine of our employees hold Ph.D. degrees. Our employees are experts in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; and quality control. None of our employees is covered by a collective bargaining agreement. Warren P. Levy, President and Ronald S. Levy, Executive Vice President, both executive officers and directors, have signed employment agreements with us.

Research and Development

We have established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral and nasal delivery technologies to the development of proprietary products and processes. Approximately 85% of our employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. We spent $7.9 million on research and development activities in 2004, $8.4 million in 2003, and $8.0 million in 2002.

Fusion Financing

On October 9, 2003, we entered into a new common stock purchase agreement, as amended, with Fusion Capital Fund II, LLC, or Fusion, under which Fusion agreed to purchase, subject to Unigene’s right to reduce or suspend these purchases, on each trading day during the term of the agreement, $30,000 of our common stock up to an aggregate of $15,000,000. The $15,000,000 of common stock can be purchased over a 25 month period subject to earlier termination at our discretion. The purchase price for these shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $0.20 per share. The purchase price per share is equal to the lesser of the lowest sale price of our common stock on the purchase date or the average of the three lowest closing sale prices of our common stock during the twelve consecutive trading days prior to the date of purchase by Fusion. We have authorized the issuance of up to 14,750,000 shares of our common stock to Fusion Capital under the common stock purchase agreement, all of which we have registered, consisting of 1,000,000 shares of our common stock issued as a commitment fee, 250,000 shares of our common stock to be issued upon the exercise of a warrant issued as a commitment fee and up to 13,500,000 shares of our common stock that Fusion may purchase from us pursuant to the common stock purchase agreement. We have the unconditional right to suspend purchases at any time for any reason effective upon one trading day’s notice. We also have the unconditional right at any time for any reason to give notice to Fusion terminating the common stock purchase agreement. Fusion may terminate the common stock purchase agreement upon the occurrence of any of the following events of default: the effectiveness of the registration statement lapses or is unavailable to Fusion, suspension by the OTC Bulletin Board of our common stock from trading, the delisting of our common stock from our principal market, any material breach of the agreement, a default by us of any payment obligation in excess of $1,000,000 or any insolvency or bankruptcy proceedings.

From December 1, 2003 through March 1, 2005, under this financing, we have received approximately $5,900,000 through the sale of 6,165,188 shares of common stock to Fusion. Under our first financing with Fusion, from May 2001 through November 2003, we received approximately $8,955,000 through the sale of 21,000,000 shares of common stock to Fusion, before cash expenses of approximately $965,000.

In December 2000, we issued a five-year warrant to purchase 373,002 shares of Unigene common stock at $1.126 per share to an investment banker as a fee in connection with the first Fusion financing agreement.

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

We have incurred annual losses since our inception. As a result, at December 31, 2004, we had an accumulated deficit of approximately $108,000,000. Our gross revenues for the years ended December 31, 2004, 2003 and 2002 were $8,400,000, $6,024,000, and $2,658,000, respectively. However, our revenues have not been sufficient to sustain our operations. Revenue for 2004 consisted primarily of milestone revenue from GSK and calcitonin sales to Novartis. Revenue for 2003 consisted primarily of milestone payments from USL and GSK and PTH sales to GSK. Revenue for 2002 consisted primarily of revenue from GSK for our development activities and for sales of bulk PTH. As of March 1, 2005, we have three material revenue generating license agreements. Our injectable calcitonin product has been approved for commercial sale in a number of European countries, but we do not anticipate that these sales will produce significant revenues in the near-term. During the years ended December 31, 2004, 2003 and 2002, we have incurred losses from operations of $5,344,000, $6,224,000 and $8,496,000, respectively. Our net losses for the years ended December 31, 2004, 2003 and 2002 were $5,941,000, $7,398,000 and $6,337,000, respectively. We believe that to achieve profitability we will require at least the successful commercialization of our nasal calcitonin or oral PTH products or another oral peptide product in the U.S. and abroad. We might never be profitable.

Our independent registered public accounting firm have added an explanatory paragraph to their audit opinions issued in connection with the financial statements for each of the years ended December 31, 2004, 2003 and 2002 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

•	our ability to obtain FDA approval for Fortical;

•	the achievement of milestones in our Novartis, GSK and USL agreements;

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	our partners’ ability to sell and market our products;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in expanding and maintaining our production facility;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the potential need to develop, acquire or license new technologies and products;

•	the continued ability to refinance demand loans from Jay Levy, Ronald Levy and Warren Levy;

•	and other factors beyond our control.

We had cash flow deficits from operations of $1,220,000, $4,632,000 and $1,315,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the Novartis, GSK and USL agreements, through the sale of PTH to GSK, or through sales of Fortical after FDA approval. However, if we are unable to obtain FDA approval or achieve these milestones and sales, or are unable to obtain FDA approval or achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations. Our new agreement with Fusion has provided us with some cash to fund our operations, but it alone has not been sufficient to satisfy all of our working capital needs. From December 1, 2003 through March 1, 2005, under our new Fusion financing, we have received approximately $5,900,000 through the sale of 6,165,188 shares of common stock to Fusion. The extent to which we intend to rely on Fusion as a source of financing will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through achieving milestones and generating sales through our existing agreements, or through entering into new licensing agreements or the sale of bulk peptides, both of which we are actively exploring. Our agreement with Fusion expires in November 2005 unless terminated sooner. If we are unable to achieve milestones or sales under our existing agreements or enter into a significant revenue generating research, license or distribution agreement or financing arrangement, we would need to significantly curtail our operations. We also could consider a sale or merger of Unigene.

We may need additional funds from financing or other sources to fully implement our business, operating and development plans. We have the right to receive up to $30,000 per trading day under the agreement with Fusion unless our stock price equals or exceeds $0.80, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. However, we may elect to reduce or suspend our sales of common stock to Fusion if we feel that the share price of our common stock is too low, and due to our desire to keep dilution to a minimum. Fusion does not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.20. We initially registered 14,750,000 shares of our common stock for sale by Fusion. Therefore, the selling price of the 13,500,000 shares (excluding the 1,000,000 commitment shares and the 250,000 shares underlying the warrant issued to Fusion) of our common stock to be purchased by Fusion will have to average at least $1.12 per share for us to receive the maximum proceeds of $15,000,000 without registering additional shares of common stock. Assuming a purchase price of $2.30 per share (the closing sale price of the common stock on March 1, 2005) Fusion would be able to purchase only 3,913,000 of the remaining 7,334,812 shares under the common stock purchase agreement for the remaining gross proceeds of $9,000,000. In addition, Fusion has the right to terminate the agreement if an event of default under the agreement occurs.

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

Our success depends on our ability to commercialize a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations. Most of our products are in early stages of development and we may never develop a calcitonin, PTH or other peptide product that makes us profitable. We have a contractual joint venture with SPG, which may never generate significant profits. Our ability to achieve profitability is dependent on a number of factors, including our ability to complete development efforts, obtain regulatory approval for our product candidates, and commercialize successfully those product candidates or our technologies. We believe that the development of more desirable formulations is essential to expand consumer acceptance of peptide pharmaceutical products. However, we may not be successful in our development efforts, or other companies may develop such products, or superior products, before we do.

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

We currently have significant license agreements with Novartis worldwide for the production of calcitonin, with GSK worldwide for oral PTH and with USL in the U.S. for nasal calcitonin. We are pursuing additional opportunities to license, or enter into distribution arrangements for, our oral and injectable calcitonin products, our nasal calcitonin product outside of the U.S., China and Greece as well as other possible peptide products. However, we may not be successful in any of these efforts.

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

We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral and nasal formulations that we have invented in the course of our research. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021. To date, nine U.S. patents have issued and other applications are pending. We have also made patent application filings in selected foreign countries and thirty-nine foreign patents have issued with other applications pending. We face the risk that any of our pending applications will not issue as patents. In addition, our patents may be found to be invalid or unenforceable. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

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

Our business exposes us to the risk of product liability claims from human testing, manufacturing and sale of pharmaceutical products. The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our products are not actually at fault for causing an injury. Furthermore, our products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend and may result in large judgments against us. Even if a product liability claim is not successful, the adverse publicity, time, and expense involved in defending such a claim may interfere with our business. We may not have sufficient resources to defend against or satisfy these claims. We currently maintain $10,000,000 in product liability insurance coverage. However, this amount may not be sufficient to protect us against losses or may be unavailable in the future on acceptable terms, if at all.

We have financial obligations under our current and former joint venture agreements in China.

An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. Approval of our NDA in China may require a review of two years or more. Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of the entity’s profits, if any. As of December 31, 2004, we contributed $37,500 to the existing contractual joint venture.

In addition, we are obligated to pay to the Qingdao General Pharmaceutical Company, our former joint venture partner in China, an aggregate of $350,000 in monthly installment payments of $5,000 in order to terminate this joint venture, of which $75,000 is remaining as of December 31, 2004.

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

The market price of our common stock has been, and we expect it to continue to be, highly unstable. Factors, including our announcement of technological improvements or announcements by other companies, regulatory matters, research and development activities, new or existing products or procedures, signing or termination of licensing agreements, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and public concern over the safety of activities or products have had a significant impact on the market price of our stock. We expect such factors to continue to impact our market price for the foreseeable future. In addition, potential dilutive effects of future sales of shares of Unigene common stock by us or our stockholders, including sales by Fusion and by the exercise and subsequent sale of Unigene common stock by the holders of outstanding and future warrants and options, could have an adverse effect on the price of our stock.

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

The purchase price for the common stock to be issued to Fusion pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares under the agreement are freely tradable. Fusion may sell none, some, or all of the shares of common stock purchased from us at any time. We expect that any shares that are purchased by Fusion will be sold over a period of up to 25 months from November 2003. Depending upon market liquidity at the time, a sale of shares under this agreement at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

There are 13,500,000 shares of our common stock that are registered for sale by Fusion, of which 6,165,188 have been sold as of March 1, 2005 (excluding the commitment shares and shares underlying warrants that have been issued to Fusion under the common stock purchase agreement). Should we elect to continue to sell shares to Fusion under the common stock purchase agreement, which we have the right, but not the obligation to do, these shares would be issued by us in connection with purchases by Fusion. Under our agreement with Fusion, they are not obligated to purchase any shares of our common stock in the event that the per share purchase price is less than $0.20. Assuming the issuance of these shares, as well as the 250,000 warrant shares, the remaining 7,334,812 shares registered for sale by Fusion would represent 9% of our outstanding shares of common stock as of March 1, 2005. However, assuming a purchase price of $2.30 per share (the closing sale price of the common stock on March 1, 2005) Fusion would be able to purchase only 3,913,000 of the remaining 7,334,812 shares under the common stock purchase agreement for the remaining gross proceeds of $9,000,000. We have the right, but not the obligation to register more than 13,500,000 shares in the event that the proceeds from the sale of the shares are less than $15,000,000 and we may elect to register additional shares in the future depending on our financial position, the price of our common stock and our ability to license or sell our products at that time.

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

If provisions in our stockholder rights plan or Delaware law delay or prevent a change in control of Unigene, we may be unable to consummate a transaction that our stockholders consider favorable.

On December 20, 2002, we adopted a stockholder rights plan. This stockholder rights plan increases the costs that would be incurred by an unwanted third party acquirer if such party owns or announces its intent to commence a tender offer for more than 15% of our outstanding common stock. The plan is designed to assure our board of directors a full opportunity to review any proposal to acquire us. However, the plan could prolong the take-over process and, arguably, deter a potential bidder. These provisions apply even if the offer may be considered beneficial by some stockholders, and a takeover bid otherwise favored by a majority of our stockholders might be rejected by our board of directors. In addition, specific sections of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

Item 2. Properties.

We own a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey. Jay Levy, Warren Levy and Ronald Levy each have security interests in this property.

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

While these facilities are adequate for current purposes, we are considering the possibility of adding some additional office space.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have not declared or paid any cash dividends since inception, and do not anticipate paying any in the near future.

We became a public company in 1987. As of March 1, 2005, there were 564 holders of record of our common stock. Our common stock is traded on the OTC Bulletin Board under the symbol UGNE. The prices below represent high and low sale prices per share of our common stock.

	2004	2003
	High-Low	High-Low
1st Quarter:	$0.94-0.59	$0.40-0.25
2nd Quarter:	1.09-0.61	0.94-0.29
3rd Quarter:	1.02-0.75	0.95-0.60
4th Quarter:	2.39-0.96	0.79-0.49

For details of our equity compensation plans, please see footnotes 14 and 16 included in our Notes to Financial Statements. The information required under “Securities authorized for issuance under equity compensation plans” is included in the section entitled “Equity Compensation Plan Information” of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 16, 2005 and is hereby incorporated by reference.

Item 6. Selected Financial Data.

STATEMENT OF OPERATIONS DATA

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Revenue:
Licensing, product sales and other revenue	$8,400	$6,024	$2,658	$865	$3,287

Costs and expenses:
Research & development expenses and cost of goods sold	10,667	9,361	8,376	9,122	11,484
General and administrative	3,077	2,877	2,778	2,700	3,187

Loss before cumulative effect of accounting change	(5,941)	(7,398)	(6,337)	(12,472)	(11,469)
Cumulative effect of accounting change	—	—	—	—	(1,000)
Net loss	(5,941)	(7,398)	(6,337)	(12,472)	(12,469)
Basic and diluted loss per share:
Loss before cumulative effect of accounting change	(.08)	(.11)	(.11)	(.26)	(.26)

Cumulative effect of accounting change	—	—	—	—	(.02)

Net loss	(.08)	(.11)	(.11)	(.26)	(.28)

Weighted average number of shares outstanding	76,959	65,598	57,877	47,483	44,008

BALANCE SHEET DATA

(In thousands)

	December 31,
	2004	2003	2002	2001	2000
Cash and cash equivalents	$4,236	$512	$2,224	$405	$17
Working capital deficiency	(16,726)	(18,666)	(15,534)	(21,684)	(13,267)
Total assets	10,138	5,067	7,064	6,619	9,047

Total long-term debt, obligations and deferred revenue, including current portion	13,519	8,778	8,706	4,314	4,576
Total liabilities	33,291	26,454	24,729	22,459	14,540

Total stockholders’ deficit	(23,154)	(21,387)	(17,965)	(15,840)	(5,493)

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

RESULTS OF OPERATIONS

Years ended December 31, 2004, 2003 and 2002

Introduction

Unigene is a biopharmaceutical company with two locations in New Jersey. Our single business segment focuses on research, production and delivery of peptides for medical use. We have concentrated most of our efforts to date on one peptide, calcitonin, for the treatment of osteoporosis and other indications. Our first approved product in Europe was injectable calcitonin. This product has not generated significant revenue. Our first approved product in the United States is expected to be our nasal calcitonin product, Fortical®, for the treatment of osteoporosis. The most significant risks for us would be either not obtaining FDA approval of Fortical or a significant delay in FDA approval of Fortical. We are also developing other potential peptide products including parathyroid hormone, or PTH, for osteoporosis. Our peptide products require clinical trials and/or approvals from regulatory agencies as well as acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive FDA approval for these products. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do.

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

We have also generated cash from officer loans and from stock offerings. The officer loans, some of which are in default, have added debt to our balance sheet and will require repayment at some time in the future. Our various stock offerings have provided needed cash but it is uncertain whether they will be available in the future or, if available, on favorable terms.

The current need of major pharmaceutical companies to add products to their pipeline is a favorable sign for us and for other small biopharmaceutical companies. But this need is subject to rapid change and it is uncertain whether any additional pharmaceutical companies would have interest in our products or technologies.

Revenue

Revenue is summarized as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Licensing Revenue	$4,610,919	$4,359,396	$163,158
Development Services	354,006	305,987	1,587,310
Product Sales	3,329,884	1,287,936	765,898
Other	105,233	70,663	141,592

	$8,400,042	$6,023,982	$2,657,958

Revenue increased 39% to $8,400,000 for the year ended December 31, 2004 as compared to $6,024,000 for the year ended December 31, 2003. Revenue for 2004 includes a $4,000,000 milestone payment from GSK related to a Phase I study for our oral PTH product as well as $2,800,000 in calcitonin sales to Novartis. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. During 2004, we therefore recognized $247,000 in revenue from the up-front and milestone payments. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. Revenue for 2003 includes a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA, a $1,000,000 milestone payment from GSK for a successful animal study as well as bulk PTH sales to GSK in the amount of $1,166,000. Milestone revenue is based upon one time events and is therefore not predictive of future revenue. In addition, product sales under license or supply agreements are typically of limited quantity and duration and also not necessarily predictive of future revenue. PTH sales to GSK for 2004 decreased 54% to $536,000 from $1,166,000 in 2003. Additional sales of PTH to GSK will fluctuate based upon GSK’s future needs which cannot currently be estimated. Sales revenue could increase in 2005 and future years if we obtain FDA approval for Fortical and if USL is able to successfully market and distribute the product.

Revenue increased 127% to 6,024,000 for the year ended December 31, 2003 as compared to $2,658,000 for the year ended December 31, 2002. Revenue for 2002 consisted primarily of $1,587,000 in revenue for GSK development activities and $712,000 from the sale of bulk PTH to GSK. In 2002, we received a $2,000,000 up-front payment under an agreement for an oral PTH product licensed to GSK. We also received a $1,000,000 licensing-related milestone payment from GSK in 2002. These $3,000,000 in payments are being deferred in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”) and recognized as revenue over a 15-year period which is our estimated performance period of the license agreement. Therefore, $200,000, $200,000 and $150,000 of the deferred up-front and milestone payments from GSK were recognized as revenue during 2004, 2003 and 2002, respectively. Also in 2002, we received a $3,000,000 up-front payment under an agreement for a nasal calcitonin product licensed to USL. This $3,000,000 is being deferred in accordance with SAB 104 and recognized as revenue over a 19-year period which is our estimated performance period of the license agreement. Therefore, $158,000, $158,000 and $13,000 of the up-front payment from USL was recognized as revenue during 2004, 2003 and 2002, respectively. Revenue from GSK for development activities decreased approximately $1,281,000 in 2003 from 2002. The decrease in our development activities under the GSK agreement for 2003 was partially due to the variability of research requirements, but also in part due to our decreased responsibilities as the oral PTH program progresses and GSK’s responsibilities increase.

Research and Development Expenses

Research and development, our largest expense, decreased 6% in 2004 to $7,896,000 from $8,421,000 in 2003 and increased 6% in 2003 to $8,421,000 from $7,952,000 in 2002 Research and development expenses primarily consist of personnel costs and outside testing and consultants related to supporting development efforts of, or activities related to, our licensing partners as well as depreciation and amortization expense. The 2004 decrease of $525,000 was primarily a result of a decrease in depreciation and amortization costs of $903,000 due to the complete depreciation and amortization of certain assets. This was partially offset by increased research costs of $437,000. The increase in research costs included outside testing for our GSK and Novartis collaborations, a university research sponsorship, and consulting and regulatory expenses related to our injectable calcitonin product in Europe. These were partially offset by a reduction in 2004 of expenses of $117,000 related to our nasal calcitonin product. In 2003, in order to scale-up PTH production for GSK and calcitonin production for USL, we hired additional personnel and we purchased filling, labeling and other equipment and constructed additional manufacturing space at our Boonton facility for the anticipated launch of our nasal calcitonin product, which had the effect of increasing our depreciation and amortization expenses. Personnel costs increased $232,000, maintenance costs increased $102,000, depreciation increased $52,000 and costs for nasal calcitonin development, primarily the preparation of a European NDA, increased $102,000. Expenditures for the sponsorship of collaborative research programs were $128,000, $0 and $67,000 in 2004, 2003 and 2002, respectively, which are included as research and development expenses.

Cost of Goods Sold

Cost of goods sold consists primarily of personnel costs, manufacturing supplies and overhead costs such as depreciation and maintenance. Cost of goods sold increased 195% in 2004 to $2,771,000 from $939,000 in 2003 and increased 122% in 2003 to $939,000 from $423,000 in 2002. The 2004 increase was primarily related to increased calcitonin production under our agreements with Novartis. The 2003 increase was related to increased PTH production under our agreements with GSK. Production related expenses should continue to increase in 2005 and future years as we anticipate Fortical approval and launch and increased peptide production to meet our partners’ needs.

General and Administrative Expenses

General and administrative expenses increased 7% in 2004 to $3,077,000 from $2,887,000 in 2003 and increased 4% in 2003 from $2,778,000 in 2002. The 2004 increase of $190,000 was primarily due to increased personnel costs of $251,000, increased insurance costs of $65,000 and increased travel expenses of $40,000, partially offset by a decrease in professional fees of $80,000 and a decrease in non-cash compensation expenses related to public relations and financing in the amount of $73,000. The higher personnel costs are due to increased hiring, salaries, payroll taxes and health insurance and other benefits. The increased insurance costs are primarily related to increased coverage for both product liability and director and officer liability insurance. Increased travel expenses are related to the Novartis technology transfer, our injectable calcitonin product in Europe and our joint venture in China. Professional fees were higher in 2003 primarily due to legal expenses related to our April 2004 agreements with Novartis. The increase of $109,000 for 2003 was primarily due to increased salaries and other personnel costs of approximately $117,000, an impairment charge to intangible assets of $88,000, increased insurance expenses of $31,000 as well as increased public relations costs of approximately $50,000, partially offset by decreased legal expenses of approximately $205,000. Operating expenses should continue to increase in 2005 due to anticipated general escalation of costs.

Gain on the Extinguishment of Debt and Related Interest

Gain on the extinguishment of debt and related interest in 2004 resulted from our December 2003 settlement agreement with Covington and Burling. Under the agreement, any payments that we made to Covington and Burling before December 31, 2004 would reduce our total obligation of approximately $1,097,000, consisting of principal and interest, by a multiple of the amount of the payment (multiples ranged from 1.46 to 1.19 depending on the month of payment). Until the obligation was paid in full, we agreed to remit to Covington and Burling certain percentages or dollar amounts of funds we received from licensing or financing arrangements and Covington and Burling received a temporary security interest in certain of our assets. During 2004, we made payments to Covington and Burling in the aggregate amount of approximately $811,000. These payments had average multiples of approximately 1.35 and reduced in full our debt to Covington and Burling. We therefore recognized a gain on extinguishment of debt in the amount of approximately $286,000 for the year ended December 31, 2004.

Interest Expense

Interest expense decreased $43,000 or 3% in 2004 to $1,407,000 from $1,450,000 in 2003 and decreased $155,000 or 10% in 2003 from $1,605,000 in 2002. Interest expense for 2004 decreased due to the settlement with Covington and Burling. Interest expense for 2003 was reduced by the settlement with Tail Wind. We issued a $1,000,000 note accruing interest at 6% per annum in connection with the Tail Wind settlement. Previously, we were accruing interest on our 5% convertible debentures held by Tail Wind. The annual interest rate on the $2,000,000 in outstanding principal amount of the 5% debentures was 20% due to our defaults on the debentures. In addition, we had been accruing additional interest expense monthly in an amount equal to 2% of the outstanding principal amount of the 5% debentures as a penalty for the removal of our common stock from trading on the Nasdaq Stock Market. In addition, officers’ loans to us decreased $720,000 during 2004 and decreased $100,000 during 2003. Each year was affected by the fact that in 2001 we did not make principal and interest payments on certain officers’ loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $727,000 for 2004, $653,000 for 2003 and $564,000 for 2002.

Income Tax Benefit

The income tax benefit in 2004, 2003, and 2002 of $486,000, $265,000 and $755,000 respectively, consist primarily of proceeds received for sales of a portion of our state tax net operating loss carryforwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. The purpose of the New Jersey program is to provide financial assistance to high-technology and biotechnology companies in order to facilitate future growth and job creation.

Net Loss

Net loss for 2004 decreased 20%, or $1,457,000, to $5,941,000 from $7,398,000 in 2003. Net losses will continue unless we achieve milestones in our GSK and USL agreements, sign new revenue generating research, licensing or distribution agreements or generate sufficient sales from our nasal calcitonin product after FDA approval. Net loss for 2004 decreased due to increased revenue of $2,376,000 primarily from Novartis and GSK, a $286,000 gain on extinguishment of debt and increased income tax benefit of $221,000, partially offset by an increase in operating expenses of $1,496,000. Net loss for 2003 increased 17% or $1,061,000 to $7,398,000 from $6,337,000 for 2002. The increased loss was primarily due to a one time gain on extinguishment of debt in 2002 of $3,000,000 and an increase in operating expenses in 2003 of $1,100,000, partially offset by an increase in operating revenue of $3,300,000.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that are both important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies which are more fully described in Note 3 of the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available policy would not produce a materially different result.

Revenue Recognition: We recognize revenue from the sale of products, licensing agreements, research services and grants.

Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. Revenue from research services are recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when work is conducted under the grant. Such revenues generally do not involve difficult, subjective or complex judgments.

Licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. We follow the accounting guidance of SEC Staff Accounting Bulletin No. 104 (which superseded SEC Staff Accounting Bulletin No. 101), an analogy to EITF No. 91-6 and EITF No. 00-21 (which became effective for contracts entered into after June 2003). Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. For our USL and GSK agreements, the following describes our revenue recognition accounting policy. Non-refundable milestone payments that represent the completion of a separate earnings process and a substantive step in the research and development process are recognized as revenue when earned at the lesser of 1) the non-refundable cash received or 2) the proportionate level of effort expended to date during the development stage multiplied by the development stage revenue. This sometimes requires management to judge whether or not a milestone has been met, and when it should be recognized in the financial statements. Payments for milestones for which the completion of the earnings process is not yet complete (for example, payment received for the commencement of an activity) are recognized over the estimated performance period of such milestone. Royalties and/or milestones relating to sales of products by our licensees, and the delivery of products and research services will be recognized as such events occur as they represent the completion of a separate earnings process.

In addition, EITF No. 00-21 requires companies to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 has had a significant impact on our 2004 financial statements due to our Novartis agreement. Accordingly, up-front and development stage milestone payments will be deferred and recognized as revenue over the performance period of the license agreement. Further, non-refundable advances from Novartis for inventory purchases are considered customer deposits until shipment is made.

Accounting for Stock Options: We currently account for stock options granted to employees and directors in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Under SFAS No. 123 (revised 2004) “Share-Based Payment,” effective for our third quarter of 2005, we will recognize compensation cost for all awards granted after the effective date. We account for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Had compensation cost for options granted to employees and directors been determined consistent with SFAS No. 123, our net loss would have increased for the years ended December 31, 2004, 2003 and 2002 by approximately $148,000, $61,000 and $28,000, respectively.

Inventory: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Finished goods and work in process inventory are generally fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements.

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

Patents and Other Intangibles: Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill. Adoption of this standard had no effect on our financial statements. As of January 1, 2002 we also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which superseded SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of.” The adoption of SFAS No. 144 had no effect on our financial statements. Charges to research and development expense to write off certain abandoned intangible assets were $17,000, $88,000 and $0 for 2004, 2003 and 2002, respectively, representing their carrying value. Intangible assets that were written off were either older patents or applications that had been surpassed by newer patents or applications or trademarks that had been abandoned in certain geographical regions. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. As of December 31, 2004, nine of our patents had issued in the U.S. and thirty-nine had issued in various foreign countries. Various other applications are still pending. Other intangibles are recorded at cost and are amortized over their estimated useful lives.

Details of intangible assets are summarized as follows:

	December 31, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$125,000	$19,000	$144,000	$118,000	$26,000
Patents	1,116,000	678,000	438,000	1,000,000	472,000	528,000
Deferred Patents	580,000	0	580,000	519,000	0	519,000
Deferred Trademarks	21,000	0	21,000	21,000	0	21,000

	$1,861,000	$803,000	$1,058,000	$1,684,000	$590,000	$1,094,000

Trademarks and patents are all intangible assets with definite useful lives and therefore continue to be amortized under SFAS 142 and amortization expense amounted to $202,000 and $181,000 for the years ended December 31, 2004 and 2003, respectively. Future amortization expense on our amortizable intangible assets is estimated as follows:

2005	$69,000
2006	67,000
2007	66,000
2008	49,000
2009	33,000

$284,000

LIQUIDITY AND CAPITAL RESOURCES.

We have a number of future payment obligations under various agreements. They are summarized at December 31, 2004, as follows:

Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Chinese joint ventures (SPG & Qingdao)	$937,500	$427,500	$15,000	$495,000	—	—	—
Tail Wind Note	920,167	920,167	—	—	—	—	—
Notes payable – stockholders	10,553,323	10,553,323	—	—	—	—	—
Capital leases	301,890	243,908	27,327	24,928	5,727	—	—
Operating leases	1,856,895	217,044	210,241	203,646	201,990	201,438	822,536
Executive compensation	460,000	460,000	—	—	—	—	—
Accrued interest-stockholders	5,850,307	5,850,307	—	—	—	—	—
Accrued interest-Tailwind	167,997	167,997	—	—	—	—	—

Total Contractual Obligations	$21,048,079	$18,840,246	$252,568	$723,574	$207,717	$201,438	$822,536

At December 31, 2004, we had cash and cash equivalents of $4,236,000 an increase of $3,724,000 from December 31, 2003.

We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GSK, USL, or Novartis agreements and through the sale of PTH to GSK and, if necessary, with the funds available through our financing with Fusion. We therefore expect to have sufficient financial resources for the next twelve months. Our financial situation may be augmented by sales and royalties on our nasal calcitonin product if the product receives FDA approval and USL is able to launch the product. If we are unable to achieve these milestones and sales, or are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at December 31, 2004, had an accumulated deficit of approximately $108,000,000 and a working capital deficiency of approximately $17,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $12,000,000 to $13,000,000 per year. In addition, at December 31, 2004, we have principal and interest obligations under the Tail Wind note (which was paid in full in February 2005), outstanding notes payable to the Levys, our executive officers, as well as obligations relating to our current and former joint venture agreements in China. As discussed in Note 4 to the financial statements, we have stockholder demand notes in default at December 31, 2004. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our auditors have therefore issued a going concern opinion. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received from inception through December 31, 2004. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $5,000,000 from GSK for PTH sales, deposits and in support of our PTH development activities from inception through December 31, 2004. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. We received a $1,000,000 milestone payment in January 2003 and a $4,000,000 milestone payment in June 2004. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, once commercialized.

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 in 2002 from USL. In 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. We are eligible to receive milestone payments of $4,000,000 and royalty payments on product sales. If Fortical is approved, we will be responsible for manufacturing the product and will sell filled calcitonin product to USL. USL will package the product and will distribute it nationwide.

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. During 2004, our total calcitonin sales to Novartis were approximately $2,800,000. In August 2004, we received a $2,000,000 milestone payment from Novartis associated with the transfer of our patented manufacturing technology. We are eligible to receive additional milestone payments from Novartis of up to $10,500,000. Initially, Novartis will purchase calcitonin from us for use in their oral calcitonin development program. Eventually, Novartis plans to implement our patented manufacturing process at Novartis facilities to support their calcitonin products. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility.

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

•	For nasal calcitonin, we filed an Investigational New Drug application (“IND”) with the FDA in February 2000 and successfully completed human studies using our product. A license agreement was signed in November 2002 with USL and an NDA was filed with the FDA in March 2003. The NDA was accepted for review by the FDA in May 2003. In January 2004 we announced the receipt of an approvable letter from the FDA. The letter is an official communication from the FDA indicating that the agency is prepared to approve the NDA upon the finalization of the labeling and the resolution of specific remaining issues, including the submission of additional information and data. We have filed all additional information and data requested to date by the FDA, which is currently under review. However, during this review process additional questions or concerns may be raised by the FDA, which could delay product approval. A Citizen’s Petition, which typically requests the FDA to reconsider its decisions, was filed on January 9, 2004 on behalf of an anonymous party subsequent to the announcement of our receipt of the FDA approvable letter. Using certain assumptions, the petition questioned the FDA’s ability to grant approval for any recombinant calcitonin product that primarily relies on clinical markers of bone cell activity. In July 2004, the FDA sent a response to the petitioner stating that the FDA had not yet made a decision on the petition and it is continuing to review the issues raised by the petition.

•	For oral calcitonin, Pfizer terminated its license agreement with us in March 2001 and as a result we are seeking a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. We expect that the costs of these trials would be borne by our future licensee due to our limited financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, any product launch will take at least several years.

•	For oral PTH, a Phase I human trial, which commenced in June 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product using our technology. A license agreement for this product was signed with GSK in April 2002.

Due to our limited financial resources, any delay in achieving milestones in our existing GSK, USL or Novartis agreements, or in signing new license or distribution agreements for our products, or any delay in obtaining regulatory approvals for our products, will have an adverse effect on our operations and our cash flow.

We maintain our peptide production facility on leased premises in Boonton, New Jersey. We began production under cGMP guidelines at this facility in 1996. Our lease expires in 2014. We have a ten-year renewal option under the lease, as well as an option to purchase the facility. During 2004, we invested approximately $600,000 in fixed assets and leasehold improvements. Currently, we have no material purchase commitments outstanding.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA (which was filed in September 2003) and up to an additional $495,000 in cash within two years thereafter. Approval of our NDA in China may require a review of two years or more.These amounts may be reduced or offset by our share of the entity’s profits, if any.

In addition, we are obligated to pay to Qingdao an aggregate of $350,000 in monthly principal installment payments of $5,000 in order to terminate our former joint venture in China, of which $75,000 is remaining as of December 31, 2004. We recognized the entire $350,000 obligation as an expense in 2000.

Pursuant to the terms of the April 2002 settlement agreement, Tail Wind surrendered to us the $2,000,000 principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind’s purchase of the convertible debentures, which were approximately $4,500,000 including accrued interest and penalties in the approximate amount of $2,500,000. In exchange, we issued to Tail Wind a $1,000,000 promissory note secured by our Fairfield, New Jersey building and equipment and 2,000,000 shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest in the amount of $1,092,000 were paid in full in February 2005.

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $727,000, and total interest expense on all Levy loans was approximately $1,309,000 for 2004. As of December 31, 2004, total accrued interest on all Levy loans was approximately $5,850,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,553,323. An aggregate of $720,000 in principal was repaid on the Levy loans during 2004. These loans are secured by security interests in our equipment, real property and/or certain of our patents and consist of:

•	Loans from Jay Levy in the aggregate principal amount of $2,525,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11% at December 31, 2004 and 10.5% at December 31, 2003) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at December 31, 2004 was approximately $2,752,000.

•	Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes that matured January 2002, and bear interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at December 31, 2004 was approximately $1,282,000.

•	Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (5.5% at December 31, 2004 and 5.5% at December 31, 2003) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at December 31, 2004 was approximately $1,113,000. On February 15, 2005 Jay Levy transferred these $5,700,000 of demand notes to the Jaynjean Levy Family Limited Partnership in exchange for partnership units. Warren Levy and Ronald Levy are general partners of that partnership.

•	Loans from Warren Levy in the aggregate principal amount of $230,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11% at December 31, 2004 and 10.5% at December 31, 2003) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (5.5% at December 31, 2004 and 5.5% at December 31, 2003) and is classified as short-term debt. These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at December 31, 2004 was approximately $355,000.

•	Loans from Ronald Levy in the aggregate principal amount of $218,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11% at December 31, 2004 and 10.5% at December 31, 2003) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (5.5% at December 31, 2004 and 5.5% at December 31, 2003) and is classified as short-term debt. These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at December 31, 2004 was approximately $348,000.

Under our current agreement with Fusion, we have the contractual right to sell to Fusion, subject to certain conditions, at the then current market price, on each trading day during the term of the agreement, $30,000 of our common stock up to an aggregate of $15,000,000. See Note 8 to our financial statements. Our Board of Directors has authorized the sale to Fusion of up to 13,500,000 shares of Unigene common stock under this agreement. Under this agreement, from January 1, 2004 through March 1, 2005 we have received approximately $6,000,000 through the sale of 6,165,188 shares of common stock to Fusion. Under our original agreement with Fusion, which ran from May 2001 through November 2003, we received approximately $8,955,000 through the sale of 21,000,000 shares to Fusion, before cash expenses of approximately $965,000. Our ability to realize additional funds will depend on our continuing compliance with the Fusion agreement. This agreement expires in December 2005, unless terminated earlier.

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

As of December 31, 2004, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $85,000,000, expiring from 2005 through 2023, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. A portion of these net operating losses are related to gains on exercises of employee stock options. In addition, as of December 31, 2004, we have research and development credits in the approximate amount of $3,500,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2005 through 2024. We have New Jersey operating loss carryforwards in the approximate amount of $26,000,000, expiring from 2007 through 2010, which are available to reduce future earnings, otherwise subject to state income tax. Changes in New Jersey tax law in 2004 allow the use of a company’s own New Jersey net operating losses to offset 50% of its current taxable income. As of December 31, 2004, all of these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We have sold tax benefits and realized a total of $502,000 in 2004.

We follow Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Given our past history of incurring operating losses, any deferred tax assets that are recognizable under SFAS No. 109 were fully reserved. As of December 31, 2004 and 2003 under SFAS No. 109, we had deferred tax assets of approximately $42,000,000 and $41,000,000, respectively, subject to valuation allowances of $42,000,000 and $41,000,000, respectively. The deferred tax assets are primarily a result of our net operating losses and tax credits.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided alternative methods of disclosure for stock-based employee compensation. It also supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, which we estimate to be less than $300,000 based upon the non-vested portion of current stock options, will be recognized as of the required effective date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for either recognition or pro forma disclosures. The adoption of SFAS 123(R), in addition to the cumulative effect discussed above, will also have an impact on our results of operations based upon the grant of future options, the materiality of which will be determined by the amount and fair value of future stock option grants.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”). This statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43B, Chapter 4” (“SFAS 151”). SFAS 151 retains the general principle of ARB 43, Chapter 4, Inventory Pricing, that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facilities, freight, handling costs, and spoilage should be recognized as charges of the current period and allocation of fixed production overheads to inventories should be based on the normal capacity of the production facilities.

SFAS 151 defines normal capacity as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Accordingly, an entity will have to use judgment to determine when production is outside the range of expected variation in production (either abnormally low or abnormally high). In periods of abnormally low production the amount of fixed overhead allocated to each unit of production should not be increased. However, in periods of abnormally high production the amount of fixed overhead allocated to each unit of production is decreased to assure inventories are not measured above cost. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and should be applied prospectively. We do not expect the adoption of SFAS 151 to have a material impact on our financial condition or results of operations.

Related Parties

One of our directors has retired from, and is of counsel in, a law firm that we have engaged for legal services. In 2004, we incurred an aggregate of $334,000 in legal fees with this firm. In addition, one of our directors serves as our Research Director, receiving $73,500 in annual compensation. Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. As of December 31, 2004, total accrued interest on all Levy loans was approximately $5,850,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,553,323, of which approximately $4,843,000 are in default. For a further discussion, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

The information below summarizes our market risks associated with interest bearing debt obligations as of December 31, 2004. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Variable interest rates disclosed represent the rates at December 31, 2004. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

		Year of Maturity
	Carrying Amount	2005	2006	2007	2008	2009
Notes payable - stockholders	$2,973,323	2,973,323	—	—	—	—
Variable interest rate (1)	11%
Notes payable - stockholders	$5,710,000	5,710,000	—	—	—	—
Variable interest rate	5.5%
Notes payable – stockholders	$1,870,000	1,870,000	—	—	—	—
Fixed interest rate (2)	11%
Tail Wind note	$920,167	920,167	—	—	—	—
Fixed interest rate	6%
Capital leases	$301,890	243,908	27,327	24,928	5,727	—
Fixed interest rate	11% - 16%

(1)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the variable interest rate on these notes has increased from the Merrill Lynch Margin Loan Rate plus .25% to the Merrill Lynch Margin Loan Rate plus 5.25%.
(2)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the fixed interest rate on these notes has increased from 6% to 11%.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Unigene Laboratories, Inc.

We have audited the accompanying balance sheets of Unigene Laboratories, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficiency. Also, as discussed in Note 4 to the financial statements the Company has stockholder demand loans in default at December 31, 2004. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

Edison, New Jersey

March 18, 2005

UNIGENE LABORATORIES, INC.

BALANCE SHEETS

DECEMBER 31, 2004 and 2003

	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$4,235,801	$511,865
Accounts receivable	625,955	184,768
Prepaid expenses	606,173	76,400
Inventory	1,370,275	641,462

Total current assets	6,838,204	1,414,495

Property, plant and equipment, net	1,831,203	2,030,056
Patents and other intangibles, net	1,058,040	1,094,365
Investment in joint venture	33,000	32,725
Other assets	377,178	494,988

Total assets	$10,137,625	$5,066,629

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$637,786	$1,022,377
Accrued expenses - other	1,744,036	1,609,621
Deferred licensing fees	756,752	363,895
Notes payable - stockholders	10,553,323	11,273,323
Accrued interest – stockholders	5,850,307	4,541,723
Note Payable – Tail Wind	920,167	—
Due to Covington and Burling	—	1,098,270
Customer Deposit	357,456	—
Liabilities to be settled in common stock	2,500,002	—
Current portion - capital lease obligations	243,908	170,852

Total current liabilities	23,563,737	20,080,061

Deferred licensing fees, excluding current portion	9,669,773	5,173,550
Note payable - Tail Wind	—	977,686
Capital lease obligations, excluding current portion	57,982	222,209

Total liabilities	33,291,492	26,453,506

Commitments and contingencies

Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 100,000,000 shares, issued 78,395,895 shares in 2004 and 72,113,147 shares in 2003	783,959	721,131
Additional paid-in capital	83,588,804	79,477,793
Accumulated deficit	(107,525,599)	(101,584,770)
Less: Treasury stock, at cost, 7,290 shares	(1,031)	(1,031)

Total stockholders’ deficit	(23,153,867)	(21,386,877)

Total liabilities and stockholders’ deficit	$10,137,625	$5,066,629

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Licensing and other revenue:
Licensing revenue	$4,610,919	$4,359,396	$163,158
Product sales	3,329,884	1,287,936	765,898
Development services	354,006	305,987	1,587,310
Other	105,233	70,663	141,592

	$8,400,042	$6,023,982	$2,657,958

Operating expenses:
Research and development	7,895,725	8,421,362	7,952,341
Cost of goods sold	2,771,432	939,440	423,484
General and administrative	3,077,344	2,887,231	2,778,341

	13,744,501	12,248,033	11,154,166

Operating loss	(5,344,459)	(6,224,051)	(8,496,208)

Other income (expense):
Gain on the extinguishment of debt and related interest	286,466	—	2,999,772
Interest income	38,155	12,281	10,608
Interest expense-principally to stockholders	(1,406,967)	(1,450,654)	(1,605,427)

Loss before income taxes	(6,426,805)	(7,662,424)	(7,091,255)

Income tax benefit – principally from sale of New Jersey tax benefits	485,976	264,500	754,632

Net loss	$(5,940,829)	$(7,397,924)	$(6,336,623)

Loss per share - basic and diluted:

Net loss per share	$(0.08)	$(0.11)	$(0.11)

Weighted average number of shares outstanding - basic and diluted	76,959,299	65,597,776	57,876,804

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2004, 2003, and 2002

	Common Stock		Additional Paid-in Capital	Common Stock to be Issued	Accumulated Deficit	Treasury Stock	Total
	Number of Shares	Par Value
Balance, January 1, 2002	51,456,715	$514,567	$71,271,610	$225,000	$(87,850,223)	$(1,031)	$(15,840,077)
Sale of common stock to Fusion at $.22 to $.59 per share (net of cash issuance costs of $240,000)	7,641,977	76,420	2,479,186	—	—	—	2,555,606
Issuance of common stock to Tail Wind	2,000,000	20,000	1,120,000	—	—	—	1,140,000
Issuance of common stock to vendors	993,224	9,933	407,663	—	—	—	417,596
Grant and recognition of stock option compensation	—	—	97,944	—	—	—	97,944
Common stock issued in 2002 as subscribed in 2001	557,643	5,576	219,424	(225,000)	—	—	—
Exercise of stock options	1,800	18	693	—	—	—	711
Net loss	—	—	—	—	(6,336,623)	—	(6,336,623)

Balance, December 31, 2002	62,651,359	626,514	75,596,520	—	(94,186,846)	(1,031)	(17,964,843)

Sale of Common Stock to Fusion at $.31 to $.67 per share (net of cash issuance costs of $432,000)	8,345,538	83,455	3,762,799	—	—	—	3,846,254
Issuance of common stock and warrant as a commitment fee to Fusion	1,000,000	10,000	(10,000)	—	—	—	—
Exercise of stock options	116,250	1,162	55,350	—	—	—	56,512
Recognition of stock option compensation expense	—	—	73,124	—	—	—	73,124
Net loss					(7,397,924)		(7,397,924)

Balance, December 31, 2003	72,113,147	$721,131	$79,477,793	—	$(101,584,770)	$(1,031)	$(21,386,877)

UNIGENE LABORATORIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT - Continued

Years Ended December 31, 2004, 2003, and 2002

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Number of Shares	Par Value
Sale of common stock to Fusion at $0.69 to $0.75 per share (net of cash issuance costs of $76,000)	4,863,048	48,631	3,375,727	—	—	3,424,358
Exercise of Warrant by Fusion at $0.50	1,000,000	10,000	490,000	—	—	500,000
Recognition of stock option compensation expense	—	—	48,027	—	—	48,027
Exercise of stock options	419,700	4,197	197,257	—	—	201,454
Net loss	—	—	—	(5,940,829)	—	(5,940,829)

Balance, December 31, 2004	78,395,895	$783,959	$83,588,804	$(107,525,599)	$(1,031)	$(23,153,867)

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,940,829)	$(7,397,924)	$(6,336,623)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of deferred revenue	(610,920)	(359,396)	(163,159)
Non-cash compensation and financing expenses	48,027	73,124	97,944
Depreciation and amortization	1,013,043	1,935,811	1,717,339
Gain on extinguishment of debt	(286,466)	—	(2,999,772)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(275)	245	4,530
Increase in accounts receivables	(441,187)	(66,676)	(118,092)
Increase in prepaid expenses and inventory	(1,104,971)	(330,290)	(31,543)
Increase in customer deposits	357,456	—	—
Increase (decrease) in accounts payable and accrued expenses-other and due to Covington and Burling	(1,061,980)	159,163	1,195,404
Proceeds from deferred revenue	5,500,000	60,000	6,000,000
Increase (decrease) in accrued interest-stockholders	1,308,584	1,293,790	(680,696)

Net cash used in operating activities	(1,219,518)	(4,632,153)	(1,314,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	—	—	(37,500)
Construction of leasehold and building improvements	(28,206)	(265,809)	(49,800)
Purchase of equipment and furniture	(468,250)	(189,850)	(167,764)
Increase in patents and other intangibles	(177,645)	(50,892)	(19,332)
(Increase) decrease in other assets	(35,805)	(197,921)	76,744

Net cash used in investing activities	(709,906)	(704,472)	(197,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, net	3,424,358	3,845,752	2,855,606
Proceeds from issuance of short-term stockholder notes	—	—	700,000
Advance from Fusion, payable in common stock	2,500,002	—	—
Repayment of stockholder notes	(720,000)	(100,000)	(180,000)
Repayment of capital lease obligations	(194,935)	(169,996)	(30,501)
Repayment of note payable - Tail Wind	(57,519)	(7,976)	(14,338)
Proceeds from exercise of stock options and warrants	701,454	56,512	711

Net cash provided by financing activities	5,653,360	3,624,292	3,331,478

Net increase (decrease) in cash and cash equivalents	3,723,936	(1,712,333)	1,819,158
Cash and cash equivalents at beginning of year	511,865	2,224,198	405,040

Cash and cash equivalents at end of year	$4,235,801	$511,865	$2,224,198

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of note payable in settlement of 5% convertible debenture	—	—	$1,000,000

Purchase of equipment through capital leases	$103,764	$550,000	$—

Issuance of common stock in payment of 5% convertible debentures - Tail Wind and accounts payable and accrued expenses	—	$300,000	$1,557,600

Cash paid for interest	$31,900	$19,500	$25,000

Cash paid for income taxes	$16,000	$17,000	$500

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1. Description of Business

Unigene Laboratories, Inc. (“Unigene”), a biopharmaceutical company, was incorporated in the State of Delaware in 1980. Our single business segment focuses on research, production and delivery of peptides for medical use. We have concentrated most of our efforts to date on one peptide - calcitonin, for the treatment of osteoporosis and other indications. Our first approved product in the U.S. is expected to be nasal calcitonin. We are also developing other peptide products including parathyroid hormone, or PTH, for osteoporosis. Our peptide products require clinical trials and/or approvals from regulatory agencies as well as acceptance in the marketplace. Our injectable calcitonin product has been approved for marketing in all member states of the European Union as well as Switzerland. Through December 31, 2004, sales of injectable calcitonin have not been significant. Although we believe our patents and patent applications are valid, the invalidation of our patents or the failure of certain of our pending patent applications to issue as patents could have a material adverse effect upon our business. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do. We have licensed worldwide rights to our manufacturing and delivery technologies for oral PTH to GlaxoSmithKline, or GSK. We have licensed in the U.S. our nasal calcitonin product, Fortical®, to Upsher-Smith Laboratories, or USL. We have also licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis. During 2004, most of our revenue was generated from two customers, GSK and Novartis (see Note 19).

2. Liquidity

We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the GSK, USL, or Novartis agreements and through the sale of PTH to GSK and, if necessary, with the funds available through our financing with Fusion. We therefore expect to have sufficient financial resources for the next twelve months. Our financial situation may be augmented by sales and royalties on our nasal calcitonin product if the product receives FDA approval and USL is able to launch the product. If we are unable to achieve these milestones and sales, or are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations. We have incurred annual operating losses since our inception and, as a result, at December 31, 2004, had an accumulated deficit of approximately $108,000,000 and a working capital deficiency of approximately $17,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $12,000,000 to $13,000,000 per year. In addition, at December 31, 2004, we have principal and interest obligations under the Tail Wind note (which was paid in full in February 2005), outstanding notes payable to the Levys, our executive officers, as well as obligations relating to our current and former joint venture agreements in China. As discussed in Note 4 to the financial statements, we have stockholder demand notes in default at December 31, 2004. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received from inception through December 31, 2004. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $5,000,000 from GSK for PTH sales, deposits and in support of our PTH development activities from inception through December 31, 2004. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. We received a $1,000,000 milestone payment in January 2003 and a $4,000,000 milestone payment in June 2004. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, once commercialized. See Note 19.

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 in 2002 from USL. In 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. We are eligible to receive milestone payments of $4,000,000 and royalty payments on product sales. If Fortical is approved, we will be responsible for manufacturing the product and will sell filled calcitonin product to USL. USL will package the product and will distribute it nationwide. See Note 19.

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. During 2004, our total calcitonin sales to Novartis were approximately $2,800,000. In August 2004, we received a $2,000,000 milestone payment from Novartis associated with the transfer of our patented manufacturing technology. We are eligible to receive additional milestone payments from Novartis of up to $10,500,000. Initially, Novartis will purchase calcitonin from us for use in their oral calcitonin development program. Eventually, Novartis plans to implement our patented manufacturing process at Novartis facilities to support their calcitonin products. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. See Note 19.

On October 9, 2003, we entered into a new common stock purchase agreement, as amended, with Fusion Capital Fund II, LLC under which Fusion agreed to purchase, subject to Unigene’s right to reduce or suspend these purchases, on each trading day during the term of the agreement, $30,000 of our common stock up to an aggregate of $15,000,000, of which approximately $9,000,000 is remaining at December 31, 2004. The $15,000,000 of common stock can be purchased over a 25 month period subject to earlier termination at our discretion. We have authorized the issuance of up to 14,750,000 shares of our common stock to Fusion Capital under the common stock purchase agreement, all of which we have registered, consisting of 1,000,000 shares of our common stock issued as a commitment fee, 250,000 shares of our common stock to be issued upon the exercise of a warrant issued as a commitment fee and up to 13,500,000 shares of our common stock that Fusion may purchase from us pursuant to the common stock purchase agreement. During 2004, we sold to Fusion 4,863,048 shares of our common stock for net proceeds of $3,424,358.

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

3. Summary of Significant Accounting Policies & Practices

Revenue Recognition – We recognize revenue from the sale of products, licensing agreements, research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when earned. We recognized revenue from such grants in the approximate amounts of $77,000, $41,000 and $31,000 for 2004, 2003 and 2002, respectively. Such revenues generally do not involve difficult, subjective or complex judgments. Licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. We follow the accounting guidance of SEC Staff Accounting Bulletin No. 104 (which superseded SEC Staff Accounting Bulletin No. 101), an analogy to EITF No. 91-6 and EITF No. 00-21 (which became effective for contracts entered into after June 2003). Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. For our USL and GSK agreements, the following describes our revenue recognition accounting policy. Non-refundable milestone payments that represent the completion of a separate earnings process and a substantive step in the research and development process are recognized as revenue when earned at the lesser of 1) the non-refundable cash received or 2) the proportionate level of effort expended to date during the development stage multiplied by the development stage revenue. This sometimes requires management to judge whether or not a milestone has been met, and when it should be recognized in the financial statements. Payments for milestones for which the completion of the earnings process is not yet complete (for example, payment received for the commencement of an activity) are recognized over the estimated performance period of such milestone. Royalties and/or milestones relating to sales of products by our licensees, and the delivery of products and research services will be recognized as such events occur as they represent the completion of a separate earnings process.

In addition, EITF No. 00-21 requires companies to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 has had a significant impact on our 2004 financial statements due to our Novartis agreement. Accordingly, up-front and development stage milestone payments will be deferred and recognized as revenue over the performance period of the license agreement. Further, non-refundable advances from Novartis for inventory purchases are considered customer deposits until shipment is made. As of December 31, 2004, approximately $3,313,000 of an up-front payment and approximately $1,940,000 of a milestone payment from Novartis are being deferred over the estimated performance period of 14 years. There are currently no customer deposits from Novartis. There are, however, customer deposits from GSK in the approximate amount of $357,000.

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

Accounts Receivable - During 2004, all of our accounts receivable involved transactions with established pharmaceutical companies: GSK, Novartis and Upsher-Smith. The terms of payments and collections, in these transactions, are governed by contractual agreements. Our policy is that an allowance for doubtful accounts is established for estimated losses resulting from the inability of our customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances in excess of 90 days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will charge off the account receivables.

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

Patents and Other Intangibles - Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of an asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill. Adoption of this standard had no effect on our financial statements. As of January 1, 2002 we also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which superseded SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of.” The adoption of SFAS No. 144 had no effect on our financial statements. Charges to research and development expense to write off certain abandoned intangible assets were $17,000, $88,000 and $0 for 2004, 2003 and 2002, respectively, representing their carrying value. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. As of December 31, 2004, 9 of our patents had issued in the U.S. and 39 had issued in various foreign countries. Various other applications are still pending.

Details of intangible assets are summarized as follows:

	December 31, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$125,000	$19,000	$144,000	$118,000	$26,000
Patents	1,116,000	678,000	438,000	1,000,000	472,000	528,000
Deferred Patents	580,000	0	580,000	519,000	0	519,000
Deferred Trademarks	21,000	0	21,000	21,000	0	21,000

	$1,861,000	$803,000	$1,058,000	$1,684,000	$590,000	$1,094,000

Trademarks and patents are all intangible assets with definite useful lives and therefore continue to be amortized under SFAS 142 and amortization expense amounted to $202,000, $181,000 and $157,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Future amortization expense on our amortizable intangible assets is estimated as follows:

2005	$69,000
2006	67,000
2007	66,000
2008	49,000
2009	33,000

$284,000

Fair Value of Financial Instruments - The fair value of a financial instrument, such as notes payable, represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. Given our financial condition described in Note 2, it is not practicable to estimate the fair value of our notes payable at December 31, 2004. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature.

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

Stock Options - We account for stock options issued to employees and directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants for employees only if the current market price of the underlying stock exceeded the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period; compensation expense on variable stock option grants is estimated until the measurement date. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide pro forma net loss and pro forma loss per share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We account for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under SFAS No. 123 (revised 2004) “Share-Based Payment,” effective for our third quarter of 2005, we will recognize compensation cost for all awards granted after the effective date using the fair value method.

Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Net loss:
As reported	$(5,940,829)	$(7,397,924)	$(6,336,623)

Add: Total employee and director stock-based compensation recognized	—	44,095	33,579

Deduct: Total stock-based employee and director compensation expense determined under fair-value-based method for all awards	(174,000)	(261,000)	(470,000)

Pro forma	$(6,114,829)	$(7,614,829)	$(6,773,044)

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.11)	$(0.11)

Pro forma	$(0.08)	$(0.12)	(0.12)

Concentrations of Credit Risk – Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash with high quality financial institutions to limit credit exposure.

We have concentrations of credit risk with respect to accounts receivable, as most of our accounts receivable are concentrated among a very small number of customers. As of December 31, 2004, one customer, Novartis, accounted for 96% of our accounts receivable. At December 31, 2003, one customer, GSK, accounted for 88% of our accounts receivable. We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable.

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

Net Loss per Share - We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (as of date of issuance if issued in the current year) being reported on and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 2004, 2003 and 2002 because our convertible debentures, stock options and warrants were not included in the calculation since the inclusion of such potential shares (approximately 5,784,000, 6,465,000 and 5,585,000 potential shares of common stock at December 31, 2004, 2003 and 2002 respectively) would be antidilutive.

Reclassifications - Certain reclassifications to prior years’ financial statements have been made to conform to the current presentation.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” which provides alternative methods of disclosure for stock-based employee compensation. It also supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, which we estimate to be less than $300,000 based upon the non-vested portion of current stock options, will be recognized as of the required effective date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for either recognition or pro forma disclosures. The adoption of SFAS 123(R), in addition to the cumulative effect discussed above, will also have an impact on our results of operations based upon the grant of future options, the materiality of which will be determined by the amount and fair value of future stock option grants.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”). This statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 retains the general principle of ARB 43, Chapter 4, Inventory Pricing, that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facilities, freight, handling costs, and spoilage should be recognized as charges of the current period and allocation of fixed production overheads to inventories should be based on the normal capacity of the production facilities.

SFAS 151 defines normal capacity as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Accordingly, an entity will have to use judgment to determine when production is outside the range of expected variation in production (either abnormally low or abnormally high). In periods of abnormally low production the amount of fixed overhead allocated to each unit of production should not be increased. However, in periods of abnormally high production the amount of fixed overhead allocated to each unit of production is decreased to assure inventories are not measured above cost. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and should be applied prospectively. We do not expect the adoption of SFAS 151 to have a material impact on our financial condition or results of operations.

4. Related Party Transactions

Levy Loans

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $727,000, and total interest expense on all Levy loans was approximately $1,309,000 for 2004 ($1,294,000 in 2003 and $1,240,000 in 2002). As of December 31, 2004, total accrued interest on all Levy loans was approximately $5,850,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,553,323. An aggregate of $720,000 in principal was repaid on the Levy loans during 2004. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

Outstanding stockholder loans consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Jay Levy term loans (1)	$1,870	$1,870
Jay Levy demand loans (2)	8,225	8,885
Warren Levy demand loans (3)	235	265
Ronald Levy demand loans (4)	223	253

	10,553	11,273
Accrued interest	5,850	4,542

Total loans and interest due to stockholders	$16,403	$15,815

(1)	Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes that matured January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at December 31, 2004 was approximately $1,282,000.
(2)	Loans from Jay Levy in the aggregate principal amount of $2,525,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11% at December 31, 2004 and 10.5% at December 31, 2003) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at December 31, 2004 was approximately $2,752,000.
(2)	Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (5.5% at December 31, 2004 and 5.5% at December 31, 2003) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at December 31, 2004 was approximately $1,113,000. On February 15, 2005, Jay Levy transferred these $5,700,000 of demand notes to the Jaynjean Levy Family Limited Partnership in exchange for partnership units. Warren Levy and Ronald Levy are general partners of that partnership.
(3)	Loans from Warren Levy in the aggregate principal amount of $230,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11% at December 31, 2004 and 10.5% at December 31, 2003) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (5.5% at December 31, 2004 and 5.5% at December 31, 2003) and is classified as short-term debt. These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at December 31, 2004 was approximately $355,000.
(4)	Loans from Ronald Levy in the aggregate principal amount of $218,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11% at December 31, 2004 and 10.5% at December 31, 2003) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (5.5% at December 31, 2004 and 5.5% at December 31, 2003) and is classified as short-term debt. These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at December 31, 2004 was approximately $348,000.

Outside Fees

One of our directors has retired from, and is of counsel in, a law firm that we have engaged for legal services. In 2004, we incurred an aggregate of $334,000 in legal fees with this firm ($547,000 in 2003 and $472,000 in 2002). As of December 31, 2004 and 2003 we had outstanding fees payable to this firm of approximately $42,000 and $277,000, respectively. In addition, one of our directors serves as our Research Director, receiving $73,500 in annual compensation in 2004, 2003, and 2002.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2004 and 2003:

	2004	2003	Estimated Useful Lives
Building and improvements	$1,454,960	$1,454,960	25 years
Leasehold improvements	8,984,086	8,955,879	Lease Term
Manufacturing equipment	4,471,457	4,197,503	10 years
Laboratory equipment	2,994,118	2,899,824	5 years
Other equipment	524,773	466,523	10 years
Office equipment and furniture	477,248	435,496	5 years
Equipment under capital leases	912,030	808,267	Lease Term

	19,818,672	19,218,452

Less accumulated depreciation and amortization	(18,108,636)	(17,309,563)

	1,710,036	1,908,889
Land	121,167	121,167

Property, plant and equipment, net	$1,831,203	$2,030,056

Depreciation and amortization expense on property, plant and equipment was $799,000, $1,742,000 and $1,561,000 in 2004, 2003 and 2002, respectively.

6. China Joint Ventures

Current joint venture

In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group, or SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. Approval of our NDA in China may require a review of two years or more. During this review process, brief local human trials will be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture.

The existing joint venture began operations in March 2002 and sales of its injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. The existing joint venture’s net profit for the year ended December 31, 2004 was immaterial to our overall results of operations. We account for our investment in the joint venture under the equity method. Our investment in the existing joint venture has been immaterial to date. Under the terms of the joint venture in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits.

Former joint venture

In 2000, we became obligated to pay to the Qingdao General Pharmaceutical Company an aggregate of $350,000 in monthly installment payments of $5,000 in order to terminate our former joint venture in China. We recognized the entire $350,000 obligation as an expense in 2000. As of December 31, 2004 and 2003, we had 75,000 and $135,000, respectively, remaining under this obligation.

7. Note Payable – Tail Wind

In June 1998, we completed a private placement of $4,000,000 in principal amount of 5% convertible debentures to the Tail Wind Fund, Ltd. (“Tail Wind”) from which we realized net proceeds of approximately $3,750,000. The 5% debentures were convertible into shares of our common stock. The interest on the debentures, at our option, was also payable in shares of common stock. Upon conversion, Tail Wind was also entitled to receive warrants to purchase a number of shares of common stock equal to 4% of the number of shares issued as a result of the conversion. Through December 31, 2002, we issued a total of 3,703,362 shares of common stock upon conversion of $2,000,000 in principal amount of the 5% debentures and in payment of interest on the 5% debentures. Also, we issued an additional 103,032 shares of common stock in 2000 upon the cashless exercise of all of the 141,123 warrants issued upon conversion of the 5% debentures. We paid approximately $80,000 of principal under this note through December 31, 2004.

Because of our failure to make cash payments to the holder of the debentures, an event of default occurred. As a result, the holder filed a demand for arbitration against us in July 2000. On April 9, 2002, we entered into a settlement with Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to us the $2,000,000 in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind’s purchase of the convertible debentures, including all issues raised in the arbitration, which were approximately $4,500,000 including accrued interest and penalties in the approximate amount of $2,500,000. In exchange, we issued to Tail Wind a $1 million promissory note secured by our Fairfield, New Jersey building and equipment and two million shares of Unigene common stock. The note bears interest at a rate of 6% per annum and principal and interest are due in February 2005. The note was paid in full in February 2005, with principal and interest aggregating $1,092,000. The shares were valued at $1,100,000 in the aggregate, based on our closing stock price on April 9, 2002. We therefore recognized a gain for accounting purposes of approximately $2,400,000 on the extinguishment of debt and related interest in 2002.

8. Fusion Capital Financing

Current Fusion Financing

On October 9, 2003, we entered into a new common stock purchase agreement, as amended, with Fusion Capital Fund II, LLC under which Fusion agreed to purchase, subject to Unigene’s right to reduce or suspend these purchases, on each trading day during the term of the agreement, $30,000 of our common stock up to an aggregate of $15,000,000. The $15,000,000 of common stock can be purchased over a 25 month period subject to earlier termination at our discretion. The purchase price of these shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $0.20 per share. The purchase price per share is equal to either the lesser of the lowest sale price of our common stock on the purchase date or the average of the three lowest closing sale prices of our common stock during the twelve consecutive trading days prior to the date of purchase by Fusion. We have authorized the issuance of up to 14,750,000 shares of our common stock to Fusion Capital under the common stock purchase agreement, all of which we have registered, consisting of 1,000,000 shares of our common stock issued as a commitment fee, 250,000 shares of our common stock to be issued upon the exercise of a warrant issued as a commitment fee and up to 13,500,000 shares of our common stock that Fusion may purchase from us pursuant to the common stock purchase agreement. We have the unconditional right to suspend purchases at any time for any reason effective upon one trading day’s notice. We also have the unconditional right at any time for any reason to give notice to Fusion terminating the common stock purchase agreement. Fusion may terminate the common stock purchase agreement upon the occurrence of any of the following events of default: the effectiveness of the registration statement of which this prospectus is a part lapses or is unavailable to Fusion, suspension by the OTC Bulletin Board of our common stock from trading, the delisting of our common stock from our principal market, any material breach, a default by us of any payment obligation in excess of $1,000,000 or any insolvency or bankruptcy proceedings. In December 2004, we received an advance from Fusion in the aggregate amount of $2,500,002. This is classified on our balance sheet as “Liability to be settled in common stock.” This sale was contingent upon the Fusion registration statement becoming effective, which occurred in January 2005. Therefore, in January 2005 we issued an aggregate of 1,302,140 shares to Fusion to settle this liability. During 2004, we sold to Fusion 4,863,048 shares of our common stock for net proceeds of $3,424,358. Therefore, from December 1, 2003 through March 1, 2005, under this financing, we have received approximately $5,900,000 through the sale of 6,165,188 shares of common stock to Fusion. Fusion has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement.

Previous Fusion Financing

Under our original agreement with Fusion, which ran from May 2001 through November 2003, we received approximately $8,955,000 through the sale of 21,000,000 shares to Fusion, before cash expenses of approximately $965,000. The sales price per share to Fusion was equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest five closing sale prices of our common stock, during the 15 trading days prior to the date of purchase by Fusion. Fusion had agreed that neither it nor any of its affiliates would engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. As compensation for its original commitment, we issued to Fusion as of March 30, 2001, 2,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share. This warrant was exercised by Fusion in 2004.

In December 2000, we issued a five-year warrant to purchase 373,002 shares of Unigene common stock to our investment banker as a fee in connection with the Fusion financing agreement. The warrant has an exercise price of $1.126 and a fair value of $327,000 using the Black-Scholes pricing model, which was recognized upon the first Fusion purchase, which occurred in 2001.

9. Inventory

Inventories consist of the following as of December 31, 2004 and 2003:

	2004	2003
Finished goods – calcitonin, net of allowances of $1,762,000 and $1,596,000, respectively	$—	$82,399
Work in process – PTH, net of allowance of $146,424 in 2004	292,848	—
Raw materials	1,077,427	559,063

Total	$1,370,275	$641,462

10. Accrued expenses-other

Accrued expenses - other consists of the following at December 31, 2004 and 2003:

	2004	2003
Former China joint venture (Note 6)	$75,000	$135,000
Interest – note payable to Tail Wind (Note 7)	167,997	101,514
Clinical trials and contract research	—	85,500
Vacation and other payroll-related expenses	489,419	412,878
Consultants	714,879	690,879
Professional fees and other	296,741	183,850

Total	$1,744,036	$1,609,621

11. Due to Covington and Burling

In July 2003, we were named in a lawsuit filed by Covington and Burling, our former attorneys, in the Superior Court of the District of Columbia. Covington and Burling alleged that we failed to pay certain statements rendered by the law firm for legal services and costs advanced and that we failed to pay the principal and interest on two promissory notes executed by us in favor of the law firm. Covington and Burling sought damages in the amount of $918,209, which amount had been accrued, plus interest and counsel fees. On December 18, 2003 we entered into a settlement agreement with Covington and Burling. Under the agreement, any payments we made to Covington and Burling before December 31, 2004 would reduce our total obligation of $1,098,000, consisting of principal and interest, by a multiple of the payment (multiples ranged from 1.46 to 1.19 depending on the month of payment). Until the obligation was paid in full, we agreed to remit to Covington and Burling certain percentages or dollar amounts of funds we received from licensing or financing arrangements and Covington and Burling received a security interest in certain of our assets. During 2004, pursuant to the terms of the settlement agreement, we paid Covington and Burling an aggregate of approximately $811,000, at an average multiple of approximately 1.35, which resulted in full satisfaction of the outstanding indebtedness of approximately $1,097,000, thereby recognizing a gain on extinguishment of debt in the aggregate amount of approximately $286,000 for the year ended December 31, 2004.

12. Obligations Under Capital Leases

We entered into various lease arrangements which qualify as capital leases. The future years’ minimum lease payments under the capital leases, together with the present value of the net minimum lease payments, as of December 31, 2004 are as follows:

2005	$262,053
2006	33,215
2007	29,712
2008	6,682

Total minimum lease payments	331,662
Less amount representing interest	(29,772)

Present value of net minimum lease payments	301,890
Less current portion	(243,908)

Obligations under capital leases, excluding current portion	$57,982

The interest rates on these leases vary from 11% to 16%.

Following is a summary of property held under capital leases:

	2004	2003
Lab equipment	$315,401	$257,758
Manufacturing equipment	547,732	501,612
Office equipment	48,897	48,897

	912,030	808,267
Less: accumulated depreciation	(669,272)	(391,283)

	$242,758	$416,984

13. Obligations Under Operating Leases

We are obligated under a 10-year net-lease, which began in February 1994, for our manufacturing facility located in Boonton, New Jersey. The current lease was renewed in 2003 and now expires in 2014. We have a 10-year renewal option as well as an option to purchase the facility. In addition, we lease laboratory, production, and office equipment under various operating leases expiring in 2005 through 2008. Total future minimum rentals under these noncancelable operating leases are as follows:

2005	$217,000
2006	210,000
2007	204,000
2008	202,000
2009	201,000
2010 and thereafter	823,000

$1,857,000

Total rent expense was approximately $254,000, $236,000 and $252,000 for 2004, 2003, and 2002, respectively.

14. Warrants

As of December 31, 2004, there are warrants outstanding to various consultants and an investment banker, all of which are currently exercisable, to purchase an aggregate of 973,002 shares of Common Stock at exercise prices ranging from $.63 to $2.66 per share. The following summarizes warrant activity for the past three years:

	Warrants	Warrants Exercisable At End of Year	Weighted Average Exercise Price
Outstanding January 1, 2002	1,598,002	1,598,002

Granted to consultant (charged to expense)	200,000		$0.63
Cancelled	(70,000)		3.23
Exercised	—		—

Outstanding December 31, 2002	1,728,002	1,648,002

Granted to Fusion	250,000		$0.90
Cancelled	(5,000)		2.38
Exercised	—		—

Outstanding December 31, 2003	1,973,002	1,973,002

Granted	—		$—
Cancelled	—		—
Exercised – Fusion	(1,000,000)		.50

Outstanding December 31, 2004	973,002	973,002	$1.20

A summary of warrants outstanding (all of which are exercisable) as of December 31, 2004 follows:

		Warrants Outstanding
Range of Exercise Price	Number Outstanding	Weighted Ave. Remaining Life (years)	Weighted Ave. Exercise Price
$0.50-$0.99	450,000	3.1	$0.78
$1.00-$1.99	373,002	1.0	1.13
$2.00-$2.66	150,000	0.6	2.66

	973,002		$1.20

15. Rights Plan

On December 30, 2002, pursuant to a rights agreement, we distributed common stock purchase rights to stockholders of record as a dividend at the rate of one right for each share of common stock. Each right entitles the holder to purchase from us one ten-thousandth of a share of common stock at an exercise price of $4.00 per right. Initially the rights are attached to the common stock and are not exercisable. There is one right outstanding for every share of common stock outstanding.

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

16. Stock Option Plans

During 1994, our stockholders approved the adoption of the 1994 Employee Stock Option Plan (the “1994 Plan”). All of our employees were eligible to participate in the 1994 Plan, including executive officers and directors who are our employees. The 1994 Plan terminated on June 6, 2000; however, 1,361,465 options previously granted continue to be outstanding, all of which are currently exercisable under that plan as of December 31, 2004.

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

In November 1999, the Board of Directors approved the adoption of a new Stock Option Plan (the “2000 Plan”) to replace the 1994 Plan. All employees (including directors who are employees), as well as certain consultants, are eligible to receive option grants under the 2000 Plan. Options granted under the 2000 Plan have a ten-year term and an exercise price equal to the market price of the Common Stock on the date of the grant. A total of 4,000,000 shares of Common Stock are reserved for issuance under the 2000 Plan.

The following summarizes activity for options granted to directors and employees:

	Options	Weighted Average Exercise Price	Options Exercisable At End of Year	Weighted Average Grant-date Fair Value
Outstanding January 1, 2002	3,911,740	$1.07	2,118,990

Granted	53,000	$0.56		$0.53
Cancelled	(105,700)	1.45
Exercised	(1,800)	0.40

Outstanding December 31, 2002	3,857,240	$1.05	3,195,290

Granted	830,900	$0.31		$0.29
Cancelled	(79,500)	0.56
Exercised	(116,250)	0.49

Outstanding December 31, 2003	4,492,390	$0.94	3,620,490

Granted	199,000	$1.13		$1.14
Cancelled	(61,375)	0.79
Exercised	(419,700)	0.48
Expired	(500)	3.00

Outstanding December 31, 2004	4,209,815	$0.99	3,554,762

The fair value of the stock options granted in 2004, 2003 and 2002 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0%; expected volatility of 115% in 2004, 116% in 2003 and 116% in 2002; a risk-free interest rate of 3.6% in 2004, 3.0% in 2003 and 2.9% in 2002; and expected lives of 5 years.

A summary of options outstanding and exercisable as of December 31, 2004, follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Ave. Remaining Life (years)	Weighted Ave. Exercise Price	Number Exercisable	Weighted Ave. Exercise Price
$ 0.28-0.49	2,282,200	7.2	$0.39	1,748,147	$0.42
$ 0.50-0.99	663,250	5.6	0.70	544,750	0.67
$ 1.00-1.99	731,865	3.0	1.82	729,365	1.82
$ 2.00-3.13	532,500	1.6	2.79	532,500	2.79

	4,209,815	5.5		3,554,762

As of December 31, 2004, options to purchase 230,000 shares and 1,152,975 shares of Common Stock were available for grant under the 1999 and 2000 Plans, respectively.

17. Income Taxes

As of December 31, 2004, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $85,000,000, expiring from 2005 through 2023, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. In addition, as of December 31, 2004, we have research and development credits in the approximate amount of $3,500,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2005 through 2024.

We have New Jersey operating loss carryforwards in the approximate amount of $26,000,000, expiring from 2007 through 2010, which are available to reduce future earnings, which would otherwise be subject to state income tax. Changes in New Jersey tax law in 2004 allow the use of a company’s own New Jersey net operating losses to offset 50% of its current taxable income. As of December 31, 2004, all of these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We have sold tax benefits and realized a total of $502,000 in 2004, $269,500 in 2003 and $755,000 in 2002.

Income tax benefits recorded are summarized as follows:

	Year ended December 31,
	2004	2003	2002
Proceeds from sale of New Jersey tax benefits	$502,000	$269,500	$755,000
State tax expense	(16,000)	(5,000)	—

Total income tax benefit	$486,000	$264,500	$755,000

The reconciliation for the benefit from income taxes and the amount computed by applying the federal statutory income tax rate (34%) is summarized as follows:
Tax benefit at expected rate	$2,185,000	$2,605,000	$2,411,000
Increase in valuation allowance for deferred tax assets and other	(1,650,000)	(3,107,000)	(1,916,000)
Changes in prior years’ net operating losses	(625,600)	(204,680)	(361,420)
Permanent tax differences	130,560	43,044	33,345
State taxes	60,725	257,647	354,720
Net change in tax credits	140,000	400,989	(521,645)
Net proceeds from sale of New Jersey tax benefits	301,000	269,500	755,000
Other items	(55,685)	—	—

Recorded income tax benefit	$486,000	$264,500	$755,000

Deferred tax assets are summarized as follows:

	December 31,
	2004		2003
Federal net operating loss carryforwards		$28,900,000		$28,988,000
State net operating loss carryforwards		1,579,000		1,777,000
Tax credits carryforward		5,011,000		4,871,000
Deferred revenue basis differences		4,171,000		2,215,000
Fixed asset basis differences		2,720,000		2,880,000

		42,381,000		40,731,000
Valuation allowance		(42,381,000)		(40,731,000)

Net deferred tax assets	$	— 0 —	$	— 0 —

18. Employee Benefit Plan

We maintain a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to an annual maximum for each employee set by the Internal Revenue Service. Our discretionary matching contribution expense for 2004, 2003 and 2002 was approximately $66,000, $54,000 and $49,000, respectively.

19. Research, Licensing and other Revenue

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development activities, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through December 31, 2004. We have also received an additional $5,000,000 from GSK for PTH sales and deposits and in support of our PTH development activities from inception through December 31, 2004. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. Revenue recognition of this milestone was deferred over a period of eight weeks, the length of the Phase I trial. For the year ended December 31, 2004 we recognized $354,000 for our GSK development activities, $536,000 in PTH sales and an aggregate of $4,200,000 in licensing revenue. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. Cash received in advance of shipment is considered a customer deposit. During 2004, direct and indirect costs associated with this project were approximately $1,235,000.

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002 and during 2003 we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. In addition, we are eligible to receive milestone payments of $4,000,000 and royalty payments on product sales. We will be responsible for manufacturing the product and will sell finished calcitonin product to USL. USL will package the product and will distribute it nationwide. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. Revenue for the year ended December 31, 2004 consists of the recognition of $158,000 of licensing revenue from USL. During 2004, direct and indirect costs associated with this project were approximately $474,000.

In April 2004 we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. During 2004, we therefore recognized $247,000 in revenue from the up-front and milestone payments. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. Cash received in advance of shipment is considered a customer deposit. For the year ended December 31, 2004, we recognized $247,000 in licensing revenue and $2,794,000 in calcitonin sales. Initially, Novartis will purchase calcitonin from us for use in their oral calcitonin development program. Eventually, Novartis plans to implement our patented manufacturing process at Novartis facilities to support their calcitonin products. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. During 2004, direct and indirect costs associated with this project were approximately $3,903,000.

Research and development costs primarily consist of personnel costs, supplies, outside consultants and indirect costs and are included in research and development expenses.

20. Legal Matters

We are occasionally subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements.

21. Selected Quarterly Financial Data (Unaudited)

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$323,323	$869,490	$5,215,698	$1,991,531
Operating income (loss)	(2,157,068)	(2,553,316)	1,244,805	(1,878,880)
Net income (loss)	(2,452,656)	(2,674,460)	932,133	(1,745,846)
Net income (loss) per share, basic and diluted	$(0.03)	$(0.03)	$0.01	$(0.02)

2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$1,738,960	$3,800,742	$117,544	$366,736
Operating income (loss)	$(1,119,604)	$743,251	$(2,809,556)	$(3,038,142)
Net income (loss)	$(1,464,647)	$382,218	$(3,171,098)	$(3,144,397)
Net income (loss) per share, basic and diluted	$(0.02)	$0.01	$(0.05)	$(0.04)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

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

In connection with the audit of our financial statements for the year ended December 31, 2004, our management along with Grant Thornton LLP (“Grant Thornton”), our independent registered public accounting firm, advised the Audit Committee of internal control matters with respect to the valuation of inventory at December 31, 2004. Both management and Grant Thornton determined that there were certain errors in calculation of various inventory items. Senior financial personnel have reviewed the year-end inventory and corrected these errors. In addition, prior interim inventories have been reviewed and any differences have been determined not to be material to our financial statements or results of operations. In response to this situation, we have already implemented the following modification to our internal controls and procedures, which we believe will address this matter: we have increased oversight and supervision of personnel involved in costing inventory. Due to our detection and correction of this situation, our management has concluded that the control deficiency is a significant deficiency. Furthermore, our principal executive officer and principal financial officer concluded that our overall disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods. In response to observations raised by Grant Thornton during our 2003 audit we initiated the following changes: during the first quarter of 2004, we implemented improved oversight and review by appropriate personnel of payroll processing activities. In addition, during the second quarter of 2005, we expect to finalize the implementation of an IT disaster recovery plan and off-site storage of IT system backups.

(b) Changes in internal controls. Other than the abovementioned increased oversight and supervision of certain personnel, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is included in the sections entitled “Election of Directors” and “Code of Ethics” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 16, 2005 and is hereby incorporated by reference. Information concerning the Executive Officers of the Registrant is included in Item I of Part I above, in the section entitled “Executive Officers of the Registrant.”

Item 11. Executive Compensation.

The information required by this item is included in the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 16, 2005 and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included in the sections entitled “Security Ownership of Management” and “Equity Compensation Plan Information” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 16, 2005 and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is included in the section entitled “Compensation Committee Interlocks and Insider Participation” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 16, 2005 and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is included in the section entitled “Ratification of the Appointment of Independent Auditors” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 16, 2005 and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements

The Financial Statements and Supplementary Data set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

(b) Exhibits.

See Index to Exhibits which appears on Pages 55-57.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant and Amendments thereto to July 1, 1986 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

3.1.1	Certificate of Amendments of Certificate of Incorporation filed July 29, 1986 and May 22, 1987 (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

3.1.2	Certificate of Amendments of Certificate of Incorporation filed August 22, 1997 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

3.1.3	Amendment to Certificate of Incorporation filed July 18, 2001 (incorporated by reference to Exhibit 3.1.3 of Post-Effective Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

3.2	Amended By-Laws of the Registrant.

4.1	Rights Agreement between Unigene Laboratories, Inc. and Registrar and Transfer Company, dated December 20, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated December 23, 2002).

4.2	Specimen Certificate for Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

10.1	Lease agreement between the Registrant and Fulton Street Associates, dated May 20, 1993 (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16005)).

10.2	1994 Employee Stock Option Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement dated April 28, 1994, which is set forth as Appendix A to Exhibit 28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16005)).

10.3	Directors Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-16005)).**

10.4	Mortgage and Security Agreement between the Registrant and Jean Levy dated February 10, 1995 (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.5	Loan and Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy dated March 2, 1995 (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.6	Employment Agreement between the Registrant and Warren P. Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.7	Employment Agreement between the Registrant and Ronald S. Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.8	Employment Agreement between the Registrant and Jay Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.9	Split Dollar Agreement dated September 30, 1992 between the Registrant and Warren P. Levy (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).**

10.10	Split Dollar Agreement dated September 30, 1992 between the Registrant and Ronald S. Levy (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).**

10.12	Amendment to Loan Agreement and Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated March 20, 1995 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.14	Amendment to Loan and Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated June 29, 1995 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.15	Promissory Note between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated June 29, 1995 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.17	License Agreement, dated as of July 15, 1997, between the Registrant and Warner-Lambert Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 15, 1997). *

10.19	Purchase Agreement, dated June 29, 1998, between the Registrant and The Tail Wind Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.20	Registration Rights Agreement, dated June 29, 1998, between the Registrant and The Tail Wind Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.21	Form of Promissory Note between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.22	Form of Promissory Note between the Registrant and Warren Levy and Ronald Levy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.23	Amendment to Loan Agreement and Security Agreement between the Registrant and Jay Levy, Warren Levy and Ronald Levy, dated June 25, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.24	Amended and Restated Secured Note between the Registrant and Jay Levy, dated July 13, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.25	Amended and Restated Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated July 13, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.26	Subordination Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated July 13, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.27	Mortgage and Security Agreement, dated July 13, 1999, between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.28	$70,000 Secured Note between the Registrant and Jay Levy dated July 30, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.29	$200,000 Secured Note between the Registrant and Jay Levy dated August 5, 1999 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.30	Modification of Mortgage and Security Agreement between the Registrant and Jay Levy dated August 5, 1999 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.31	Amendment to Security Agreement and Subordination Agreement between the Registrant and Jay Levy, Warren Levy and Ronald Levy, dated August 5, 1999 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.32	Joint Venture Contract between Shijiazhuang Pharmaceutical Group Company, Ltd., and Unigene Laboratories, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)*

10.33	Articles of Association of Shijiazhuang-Unigene Pharmaceutical Corporation Limited, dated June 15, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)*

10.34	2000 Stock Option Plan (incorporated by reference to Attachment A to the Registrant’s Schedule 14A, dated April 28, 2000, containing the Registrant’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (File No. 0-16005)). **

10.35	Common Stock Purchase Agreement, dated May 9, 2001, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement No. 333-60642 on Form S-1, filed May 10, 2001).

10.36	Registration Rights Agreement, dated April 23, 2001, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement No. 333-60642 on Form S-1, filed May 10, 2001).

10.37	Warrant, dated March 30, 2001, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement No. 333-60642 on Form S-1, filed May 10, 2001).

10.38	Patent Security Agreement, dated March 13, 2001, between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.38 of Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.39	First Amendment to Patent Security Agreement, dated May 29, 2001, between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.39 of Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.40	Letter Agreement between Fusion Capital Fund II, LLC and Unigene Laboratories, Inc., dated November 1, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.41	Letter Agreement between Fusion Capital Fund II, LLC and Unigene Laboratories, Inc., dated November 26, 2001 (incorporated by reference to Exhibit 10.41 of Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.42	License agreement between Unigene Laboratories, Inc. and SmithKline Beecham Corporation dated April 13, 2002 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, dated April 26, 2002). *

10.43	License and development agreement between Upsher-Smith Laboratories, Inc. and Unigene Laboratories, Inc. dated November 26, 2002 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on form 8-K, dated January 9, 2003). *

10.44	Settlement agreement between The Tail Wind Fund, Ltd. and Unigene Laboratories, Inc., dated April 9, 2002 (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.45	Director Stock Option Agreement between Allen Bloom and Unigene Laboratories, Inc., dated December 5, 2001(incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).**

10.46	Director Stock Option Agreement between J. Thomas August and Unigene Laboratories, Inc., dated December 5, 2001(incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).**

10.48	Second Amendment to Lease between Fulton Street Associates and Unigene Laboratories, Inc. dated as of May 15, 2003 (incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 1 to Registrant’s Registration Statement No. 333-75960, filed August 1, 2003).

10.49	Common Stock Purchase Agreement, dated October 9, 2003, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.49 to Registrant’s Registration Statement No. 333-109655, filed October 10, 2003).

10.50	Registration Rights Agreement, dated October 9, 2003 between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.50 to Registrant’s Registration Statement No. 333-109655, filed October 10, 2003).

10.51	Amendment No. 1 to Common Stock Purchase Agreement, dated October 9, 2003, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.51 to Amendment No. 1 to Registrant’s Registration Statement No. 333-109655, filed November 7, 2003).

10.52	Settlement Agreement dated December 18, 2003 between Covington and Burling and Unigene Laboratories, Inc.(incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.53	License Agreement, dated April 7, 2004, between Unigene Laboratories, Inc. and Novartis Pharma AG (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).*

10.54	Form of Stock Option Agreement under 2000 Stock Option Plan.**

23.1	Consent of Grant Thornton LLP.

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.

March 31, 2005	/s/ Warren P. Levy
Warren P. Levy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2005	/s/ Warren P. Levy
Warren P. Levy, President, Chief Executive
Officer and Director (Principal Executive Officer)

March 31, 2005	/s/ Jay Levy
Jay Levy, Treasurer and Director

March 31, 2005	/s/ Ronald S. Levy
Ronald S. Levy, Secretary, Executive Vice
President and Director

March 31, 2005	/s/ William J. Steinhauer
William J. Steinhauer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

March 31, 2005	/s/ Allen Bloom
Allen Bloom, Director

March 31, 2005	/s/ J. Thomas August
J. Thomas August, Director

March 31, 2005	/s/ Robert F. Hendrickson
Robert F. Hendrickson, Director

March 31, 2005	/s/ Marvin L. Miller
Marvin L. Miller, Director