Form 10-Q
period 2005-03-31
UNIGENE LABORATORIES INC
filed 2005-05-16
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Common Stock, $.01 Par Value— 81,973,166 shares as of May 1, 2005

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIGENE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$233,540	$4,235,801
Accounts receivable	19,515	625,955
Prepaid expenses	433,848	606,173
Inventory	1,512,164	1,370,275

Total current assets	2,199,067	6,838,204

Property, plant and equipment, net	1,894,213	1,831,203
Investment in joint venture	33,000	33,000
Patents and other intangibles, net	1,149,342	1,058,040
Other assets	390,083	377,178

Total assets	$5,665,705	$10,137,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$945,385	$637,786
Accrued expenses	1,314,074	1,744,036
Deferred licensing fees	756,752	756,752
Customer deposit for inventory purchases	—	357,456
Notes payable - stockholders	10,553,323	10,553,323
Accrued interest – stockholders	6,193,164	5,850,307
Current portion - capital lease obligations	215,942	243,908
Note payable – Tail Wind	—	920,167
Liabilities to be settled in common stock	—	2,500,002

Total current liabilities	19,978,640	23,563,737

Deferred licensing fees, excluding current portion	9,480,584	9,669,773
Capital lease obligations, excluding current portion	65,521	57,982

Total liabilities	29,524,745	33,291,492

Commitments and contingencies

Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 100,000,000 shares, issued 79,820,314 shares in 2005 and 78,395,895 shares in 2004	798,203	783,959
Additional paid-in capital	86,123,623	83,588,804
Accumulated deficit	(110,779,835)	(107,525,599)
Less: Treasury stock, at cost, 7,290 shares	(1,031)	(1,031)

Total stockholders’ deficit	(23,859,040)	(23,153,867)

	$5,665,705	$10,137,625

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2005	2004
Licensing and other revenue:
Licensing revenue	$189,189	$90,975
Product sales	357,456	48,700
Development services	—	122,172
Other	41,559	61,476

	588,204	323,323

Operating expenses:
Research and development	1,459,821	1,634,217
Cost of goods sold	292,848	49,000
Inventory reserve	887,419	—
General and administrative	850,581	797,174

	3,490,669	2,480,391

Operating loss	(2,902,465)	(2,157,068)

Other income (expense):
Gain on the extinguishment of debt and related interest	—	63,269
Interest income	6,695	2,204
Interest expense-principally to stockholders	(353,466)	(361,061)

Loss before income taxes	(3,249,236)	(2,452,656)

Income tax expense	(5,000)	—

Net loss	$(3,254,236)	$(2,452,656)

Loss per share – basic and diluted:
Net loss per share	$(0.04)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	79,658,375	74,305,250

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2005

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Number of Shares	Par Value
Balance, January 1, 2005	78,395,895	$783,959	$83,588,804	$(107,525,599)	$(1,031)	$(23,153,867)

Sale of common stock to Fusion at $1.87 to $2.00 per share (net of cash issuance costs of $12,000)	1,302,140	13,021	2,474,725	—	—	2,487,746

Exercise of stock options and warrants	122,279	1,223	63,525	—	—	64,748

Recognition of stock option compensation expense	—	—	(3,431)	—	—	(3,431)

Net loss	—	—	—	(3,254,236)	—	(3,254,236)

Balance, March 31, 2005	79,820,314	$798,203	$86,123,623	$(110,779,835)	$(1,031)	$(23,859,040)

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2005	2004
Net cash used in operating activities	$(2,809,918)	$(2,671,539)

Investing activities:

Purchase of equipment and furniture	(149,759)	(138,446)
Increase in patents and other intangibles	(111,032)	(22,952)
Increase in other assets	(12,905)	(10,500)
Construction of leasehold and building improvements	(2,846)	(11,999)

Net cash used in investing activities	(276,542)	(183,897)

Financing activities:

Proceeds (expenses) from sale of stock, net	(12,256)	2,967,292
Repayment of notes payable – Tail Wind	(920,167)	—
Repayment of capital lease obligations	(48,126)	(33,251)
Proceeds from exercise of stock options and warrants	64,748	630

Net cash (used for) provided by financing activities	(915,801)	2,934,671

Net increase (decrease) in cash and cash equivalents	(4,002,261)	79,235

Cash and cash equivalents at beginning of period	4,235,801	511,865

Cash and cash equivalents at end of period	$233,540	$591,100

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Purchase of equipment through capital leases	$27,699	—

Issuance of common stock in settlement of liabilities	$2,500,002	—

Cash paid for interest	$178,600	$9,600

Cash paid for income taxes	$5,000	$5,200

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

NOTE A - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2004.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). We adopted FIN 47 during the first quarter of 2005 and the adoption did not have a material effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided alternative methods of disclosure for stock-based employee compensation. It also supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The effective date for SFAS 123(R) was modified by the SEC in April 2005 and now is effective for public entities that do not file as small business issuers as of the beginning of the next fiscal year that begins after June 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, which we currently estimate to be approximately $600,000 based upon the non-vested portion of current stock options, will be recognized as of the required effective date in 2006. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for either recognition or pro forma disclosures. The adoption of SFAS 123(R), in addition to the cumulative effect discussed above, will also have an impact on our results of operations based upon the grant of future options, the materiality of which will be determined by the amount and fair value of future stock option grants.

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

NOTE B – LIQUIDITY

At March 31, 2005, we had cash and cash equivalents of $234,000, a decrease of $4,002,000 from December 31, 2004.

Receiving Food and Drug Administration (“FDA”) approval for Fortical® in the short-term is crucial for our liquidity. We believe that we will generate cash to apply toward funding our operations through the achievement of milestones in the GlaxoSmithKline (“GSK”), Upsher-Smith Laboratories (“USL”), or Novartis Pharma AG (“Novartis”) agreements and through the sale of parathyroid hormone (“PTH”)

to GSK. In addition, in April 2005, we completed a new $3,000,000 private placement with Fusion Capital Fund II, LLC (“Fusion”) and terminated the 2003 financing agreement with Fusion. However, we expect to have sufficient cash for the next twelve months only if we obtain FDA approval for Fortical, sign a new significant revenue-generating license agreement, and/or enter into a new financing agreement in the near-term. Our financial position could be significantly improved by sales of our product to USL and royalties on USL’s sales of Fortical if the product receives FDA approval and USL is able to launch the product in the near term. We have incurred annual operating losses since our inception and, as a result, at March 31, 2005, had an accumulated deficit of approximately $111,000,000 and a working capital deficiency of approximately $18,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $12,000,000 to $13,000,000 per year. In addition, we have principal and interest obligations under the outstanding notes payable to Jay Levy, Warren Levy and Ronald Levy (collectively the “Levys”), officers of Unigene, as well as obligations relating to our current and former joint venture agreements in China. As discussed in Note F to the financial statements, we have stockholder demand notes in default at March 31, 2005. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received through March 31, 2005. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through March 31, 2005 (see Note C).

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002 and a milestone payment of $3,000,000 in 2003 (see Note D).

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 in April 2004 from Novartis in an up-front payment and a partial prepayment for calcitonin purchases. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. In January 2005, we received $600,000 from Novartis for the final payment on their calcitonin purchases (see Note E).

Our future ability to generate cash from operations will depend primarily, in the short-term, upon the achievement of milestones in the our existing license agreements, GSK-reimbursed development activities, the sale of PTH to GSK, sales of Fortical to USL and royalties on USL’s sales of Fortical and, in the long-term, on sales and royalties from the sale of Fortical and other licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other peptides and for our manufacturing technology. However, we may not be successful in achieving milestones in our current agreements, in obtaining regulatory approval for our products or in licensing any of our other products or technologies.

NOTE C- GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through March 31, 2005. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through March 31, 2005. For the three months ended March 31, 2005 we recognized $357,000 for PTH sales and an aggregate of $50,000 in licensing revenue. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. During 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin New Drug Application (“NDA”). In addition, we are eligible to receive milestone payments of $4,000,000, royalty payments on product sales, and will sell filled calcitonin product to USL if Fortical is commercialized. We will be responsible for manufacturing the product and USL will package the product and will distribute it nationwide. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. Revenue for the three-month period ended March 31, 2005 consists of the recognition of $39,000 of licensing revenue from USL. In January 2004 we announced the receipt of an approvable letter from the FDA. The letter is an official communication from the FDA indicating that the agency is prepared to approve the NDA upon the finalization of the labeling and the resolution of specific remaining issues, including the submission of additional information and data. We have filed all additional information and data requested to date by the FDA, which is currently under review. However, during this review process additional questions or concerns may be raised by the FDA which could delay product approval. A Citizen’s Petition, which typically requests the FDA to reconsider its decisions, was filed on January 9, 2004 on behalf of an anonymous party subsequent to the announcement of our receipt of the FDA approvable letter.

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

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. For the three months ended March 31, 2005, we recognized $98,000 in licensing revenue. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program. Currently, Novartis is implementing our patented manufacturing process at Novartis facilities to support their calcitonin products. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

NOTE F – NOTES PAYABLE – STOCKHOLDERS

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $195,000, and total interest expense on all Levy loans was approximately $343,000 for the three months ended March 31, 2005. As of March 31, 2005, total accrued interest on all Levy loans was approximately $6,193,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,553,323. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

Outstanding stockholder loans consist of the following at March 31, 2005 and December 31, 2004 (in thousands):

	2005	2004
Jay Levy term loans (1)	$1,870	$1,870
Jay Levy demand loans (2)	8,225	8,225
Warren Levy demand loans (3)	235	235
Ronald Levy demand loans (4)	223	223

	10,553	10,553
Accrued interest	6,193	5,850

Total loans and interest due to stockholders	$16,746	$16,403

(1)	Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes that matured January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at March 31, 2005 was approximately $1,368,000.
(2)	Loans from Jay Levy in the aggregate principal amount of $2,525,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.55% at March 31, 2005) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at March 31, 2005 was approximately $2,898,000.
(2)	Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (6% at March 31, 2005) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at March 31, 2005 was approximately $1,192,000. On February 15, 2005, Jay Levy transferred these $5,700,000 of demand notes to the Jaynjean Levy Family Limited Partnership in exchange for partnership units. Warren Levy and Ronald Levy are general partners of that partnership.
(3)	Loans from Warren Levy in the aggregate principal amount of $230,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.55% at March 31, 2005) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus ..25% (6% at March 31, 2005) and is classified as short-term debt. These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at March 31, 2005 was approximately $371,000.
(4)	Loans from Ronald Levy in the aggregate principal amount of $218,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.55% at March 31, 2005) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (6% at March 31, 2005) and is classified as short-term debt. These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at March 31, 2005 was approximately $364,000.

NOTE G – NOTE PAYABLE – TAIL WIND

In June 1998, we completed a private placement of $4,000,000 in principal amount of 5% convertible debentures to the Tail Wind Fund, Ltd. (“Tail Wind”) from which we realized net proceeds of approximately $3,750,000. Because of our failure to make certain interest and debenture redemption payments to Tail Wind, an event of default occurred. As a result, Tail Wind filed a demand for arbitration against us in July 2000. In April 2002, we entered into a settlement with Tail Wind. Pursuant to the terms of the settlement agreement, Tail Wind surrendered to us the $2,000,000 in principal amount of convertible debentures that remained outstanding and released all claims against us relating to Tail Wind’s purchase of the convertible debentures, which were approximately $4,500,000 including accrued interest and penalties in the approximate amount of $2,500,000. In exchange, we issued to Tail Wind a $1,000,000 promissory note secured by our Fairfield, New Jersey building and equipment and 2,000,000 shares of Unigene common stock. The note bore interest at a rate of 6% per annum and principal and interest were due in February 2005. The note was paid in full February 2005, with principal and interest aggregating $1,092,000.

NOTE H – INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

	March 31 2005	December 31, 2004
Finished goods – net of allowances of $2,616,000 and $1,762,000, respectively	$—	$—
Work in process – net of allowances of $180,000 and $146,000, respectively	—	292,848
Raw materials	1,512,164	1,077,427

Total	$1,512,164	$1,370,275

NOTE I – FUSION CAPITAL FINANCING

On April 7, 2005, we completed the sale of a total of 2,123,142 shares of our common stock and a common stock purchase warrant to purchase up to 1,061,571 shares of our common stock at an exercise price per share of $1.77 to Fusion in a private placement pursuant to a common stock purchase agreement for gross proceeds to us of $3,000,000. The shares will become freely tradable after a registration statement, filed April 25, 2005, is declared effective by the SEC. In connection with the private placement, we elected to terminate our October 2003 financing agreement with Fusion. In October 2003, we entered into a common stock purchase agreement, as amended, with Fusion under which Fusion agreed, if so requested by Unigene and subject to certain conditions, to purchase on each trading day during the term of the agreement $30,000 of our common stock up to an aggregate of $15,000,000. This agreement was to terminate in November 2005. We had the ability to decrease or suspend purchases or terminate the agreement at any time. The sales price per share to Fusion was equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest three closing sale prices of our common stock during the twelve trading days prior to the date of purchase by Fusion. As compensation for its commitment, we issued to Fusion in October 2003, 1,000,000 shares of common stock and a five-

year warrant, as amended, to purchase 250,000 shares of common stock at an exercise price of $0.90 per share which was charged to additional paid-in-capital. Fusion may sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant. In December 2004, we received an advance from Fusion in the aggregate amount of $2,500,002. This was classified on our balance sheet as “Liability to be settled in common stock.” This sale was contingent upon a prior Fusion registration statement becoming effective, which occurred in January 2005. Therefore, in January 2005 we issued an aggregate of 1,302,140 shares to Fusion to settle this liability. From December 1, 2003 through March 31, 2005, under this financing, we have received approximately $5,900,000 through the sale of 6,165,188 shares of common stock to Fusion. In December 2000, we issued a five-year warrant to purchase 373,002 shares of Unigene common stock to an investment banker as a fee in connection with our first Fusion financing agreement. The warrant has an exercise price of $1.126. During the first quarter of 2005, 30,779 shares of common stock were issued as a result of a cashless exercise of 58,500 warrant shares. As a result, there are 314,502 shares remaining to be issued under this warrant.

NOTE J – CHINA JOINT VENTURES

Current joint venture

In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group (“SPG”), a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. Approval of our NDA in China may require a review of two years or more. During this review process, brief local human trials will be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The existing joint venture began operations in March 2002 and sales of its injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. The existing joint venture’s results to date have been immaterial to our overall results of operations. We account for our investment in the joint venture under the equity method. Our investment in the existing joint venture has been immaterial to date.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits, if any.

Former joint venture

In 2000, we became obligated to pay to the Qingdao General Pharmaceutical Company (“Qingdao”), our former joint venture partner in China, an aggregate of $350,000 in monthly principal installment payments of $5,000 in order to terminate this joint venture of which $60,000 is remaining as of March 31, 2005. We recognized the entire $350,000 obligation as an expense in 2000.

NOTE K – GAIN ON THE EXTINGUISHMENT OF DEBT AND RELATED INTEREST

In July 2003, we were named in a lawsuit filed by Covington and Burling, our former attorneys, in the Superior Court of the District of Columbia. Covington and Burling alleged that we failed to pay certain statements rendered by the law firm for legal services and costs advanced and that we failed to pay the principal and interest on two promissory notes executed by us in favor of the law firm. Covington and Burling sought damages in the amount of $918,209, which amount had been accrued, plus interest and counsel fees. In December 2003, we entered into a settlement agreement with Covington and Burling. Under the agreement, any payments we made to Covington and Burling before December 31, 2004 would reduce our total obligation of $1,098,000, consisting of principal and interest, by a multiple of the payment (multiples ranged from 1.46 to 1.19 depending on the month of payment). Until the obligation was paid in full, we agreed to remit to Covington and Burling certain percentages or dollar amounts of funds we received from licensing or financing arrangements and Covington and Burling received a security interest in certain of our assets. During the three-month period ended March 31, 2004, we made payments to Covington and Burling in the aggregate amount of $150,000. These payments had an average multiple of 1.42 and reduced our debt to Covington and Burling by $213,269. We therefore recognized a gain on extinguishment of debt in the amount of $63,269 in the first quarter of 2004. In April 2004, pursuant to the terms of the settlement agreement, we paid Covington and Burling in full satisfaction of the outstanding indebtedness.

NOTE L – STOCK OPTIONS

We account for stock options issued to employees and directors in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants for employees and directors only if the current market price of the underlying stock exceeded the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period; compensation expense on variable stock option grants is estimated until the measurement date. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, we provide pro forma net loss and pro forma loss per share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We account for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under SFAS No. 123 (revised 2004) “Share Based Payment,” effective for our first quarter of 2006, we will recognize compensation cost for all awards granted after the effective date using the fair value method.

Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows for the three-month periods ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Net loss:
As reported	$(3,254,236)	$(2,452,656)

Add: Total employee and director stock-based compensation recognized	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(73,564)	(15,774)

Pro forma net loss	$(3,327,800)	$(2,468,430)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.03)
Pro forma	$(0.04)	$(0.03)

NOTE M – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (as of date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for the three-month periods ended March 31, 2005 and 2004 because our stock options and warrants (approximately 5,231,000 and 6,469,000 potential shares of common stock for the three-month periods ended March 31, 2005 and March 31, 2004, respectively), would be antidilutive.

NOTE N – PATENTS AND OTHER INTANGIBLES

Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of an asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. As of March 31, 2005, nine of our patents had issued in the U.S. and forty had issued in various foreign countries. Various other applications are still pending.

Details of intangible assets are summarized as follows:

	March 31, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademark	$144,000	$127,000	$17,000	$144,000	$125,000	$19,000
Patents	1,200,000	697,000	503,000	1,116,000	678,000	438,000
Deferred Patents	612,000	0	612,000	580,000	0	580,000
Deferred Trademarks	17,000	0	17,000	21,000	0	21,000

	$1,973,000	$824,000	$1,149,000	$1,861,000	$803,000	$1,058,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004, including the financial statements and notes contained therein.

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

Revenue

Revenue is summarized as follows for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Licensing Revenue	$189,189	$90,975
Development Services	—	122,172
Product Sales	357,456	48,700
Other	41,559	61,476

	$588,204	$323,323

Revenue for the three months ended March 31, 2005 increased 82% to $588,000 from $323,000 in the comparable period in 2004. Revenue for the three months ended March 31, 2005 consisted primarily of PTH sales to GSK. Revenue for the three months ended March 31, 2004 consisted primarily of payment from GSK for PTH development activities.

Milestone revenue is based upon one-time events and, is generally correlated with the development strategy of our licensees and is therefore subject to uncertain timing and not predictive of future revenue. In addition, product sales to our partners under license or supply agreements are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional sales of PTH to GSK will fluctuate based upon GSK’s future needs which cannot currently be estimated. Sales revenue could increase in 2005 and future years if we obtain FDA approval for Fortical and if USL is able to successfully market and distribute the product. If we do receive FDA approval, the timing of the approval and product launch are uncertain.

Costs and Expenses

Research and development, our largest expense, decreased 11% to $1,460,000 from $1,634,000 for the three months ended March 31, 2005 as compared to the same period in 2004. The decrease was primarily attributable to additional labor, material and overhead costs of $247,000 that were capitalized into inventory due to our calcitonin production for intended use in our nasal calcitonin product in anticipation of FDA approval. (See Inventory Reserve, below.) Research and development expenses primarily consist of personnel costs, supplies, outside testing and consultants related to supporting development efforts of, or activities related to, our licensing partners as well as depreciation and amortization expense.

Cost of goods sold consists primarily of personnel costs, manufacturing supplies and overhead costs such as depreciation and maintenance. Cost of goods sold increased 498% in 2005 to $293,000 from $49,000 in 2004. The 2005 increase was related to PTH production under our agreements with GSK. Production related expenses should continue to increase in 2005 and future years as we anticipate Fortical approval and launch, as well as increased peptide production to meet our partners’ needs.

Inventory reserve of $887,000 represents the cost of calcitonin produced during our manufacturing start-up phase during the first quarter of 2005 for intended use in our nasal calcitonin product. Management determined that the saleability of the calcitonin inventory produced in the first quarter is dependent upon FDA approval of Fortical, the timing of which is uncertain and is not guaranteed. In addition, it was determined that the material did not meet all specifications. While the possible future use of this inventory will be discussed with regulatory authorities, this additional uncertainty contributed to management’s decision to fully reserve 2005 production. If this fully reserved inventory eventually proves to be saleable, our future cost of goods sold related to this inventory would be reduced, resulting in a higher gross profit. Unigene has resolved the production issues and recent batches have met all specifications.

General and administrative expenses increased 7% to $851,000 from $797,000 for the three months ended March 31, 2005 as compared to the same period in 2004. The three-month increase was primarily due to increased salaries of approximately $77,000 due to raises in salaries and the promotion of three new officers. General and administrative expenses should continue to increase in 2005 due to anticipated general escalation of costs.

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

Interest expense decreased $8,000 or 2% in 2005 to $353,000 from $361,000 in 2004. Interest expense for 2005 decreased due to the February 2005 pay-off of the Tail Wind debt. In addition, officers’ loans to us decreased $720,000 during 2004. However, each year was affected by the fact that in 2001 we did not make principal and interest payments on certain officers’ loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest for the three-month periods was approximately $195,000 for 2005 and $179,000 for 2004.

Net Loss

Due to an increase in research, manufacturing and other operating expenses, partially offset by an increase in sales and other revenue, net loss for the three months ended March 31, 2005 increased 33% or approximately $801,000 to $3,254,000 from $2,453,000 for the corresponding period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have a number of future payment obligations under various agreements. They are summarized at March 31, 2005 as follows:

		Calendar Year
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Notes payable - stockholders	$10,553,323	10,553,323	—	—	—	—	—
Capital leases	281,464	207,379	34,252	31,975	7,858	—	—
Operating leases	1,813,096	163,518	213,313	206,718	205,062	201,950	822,535
Chinese joint ventures (SPG and Qingdao)	922,500	412,500	15,000	495,000	—	—	—
Executive compensation	378,750	378,750	—	—	—	—	—
Accrued interest – stockholders	6,193,164	6,193,164	—	—	—	—	—

Total Contractual Obligations	$20,142,297	17,908,634	262,565	733,693	212,920	201,950	822,535

At March 31, 2005, we had cash and cash equivalents of $234,000, a decrease of $4,002,000 from December 31, 2004. Our primary source of cash in the last few years has been (1) licensing fees for new agreements, (2) milestone payments from those or existing agreements, (3) product sales under licensing agreements and (4) from the sale of stock. None of these cash sources is certain for 2005 or future years. Licensing fees from new collaborations are dependent upon the successful completion of complicated and lengthy negotiations. Milestones are based upon progress achieved in collaborations which can be difficult to obtain and often subject to factors that are neither controlled by us or our licensees. Product sales to our partners under these agreements are typically of limited quantity and duration based upon our licensees’ needs which are sometimes difficult to determine. Sale of stock is dependent upon Unigene’s ability to attract interested investors, its ability to negotiate favorable terms and the condition of the stock market in general and biotechnology investments in particular.

We believe that we will generate cash to apply toward funding our operations through the achievement of milestones in the GSK, USL, or Novartis agreements and through the sale of PTH to GSK. In addition, in April 2005, we completed a new $3,000,000 private placement with Fusion and terminated the 2003 financing agreement with Fusion. However, we expect to have sufficient cash for the next twelve months only if we obtain FDA approval for Fortical, sign a new significant revenue-generating license agreement, and/or enter into a new financing agreement in the near-term. Our financial position could be significantly improved by sales of our product to USL and royalties on USL’s sales of Fortical if the product receives FDA approval and USL is able to launch the product in the near-term. We have incurred annual operating losses since our inception and, as a result, at March 31, 2005, had an accumulated deficit of approximately $111,000,000 and a working capital deficiency of approximately $18,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $12,000,000 to $13,000,000 per year. In addition, we have principal and interest obligations under the outstanding notes payable to the Levys, our executive officers, as well as obligations relating to our current and former joint venture agreements in China. As discussed in Note F to the financial statements, we have stockholder demand notes in default at March 31, 2005. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received through March 31, 2005. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through March 31, 2005.

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 in 2002 from USL, a $3,000,000 milestone payment in 2003 and are eligible under the provisions of the agreement to receive milestone payments of $4,000,000, royalty payments on product sales and will sell filled calcitonin product to USL if Fortical is commercialized. We will be responsible for manufacturing the product and USL will package the product and will distribute it nationwide.

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received a $2,000,000 milestone payment from Novartis associated with the transfer of our patented manufacturing technology. In January 2005, we received $600,000 from Novartis for the final payment on their calcitonin purchases. Initially, Novartis purchased calcitonin from us for use in their oral calcitonin development program. Eventually, Novartis plans to implement our patented manufacturing process at Novartis facilities to support their calcitonin products. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility.

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

Due to our limited financial resources, any delay in achieving milestones in our existing license agreements, or in signing new license or distribution agreements for our products may have an adverse effect on our operations and our cash flow. Any delay in obtaining regulatory approvals for our products, particularly Fortical, will have an adverse effect on our operations and our cash flow.

We maintain our peptide production facility on leased premises in Boonton, New Jersey. We began production under cGMP guidelines at this facility in 1996. Our lease expires in 2014. We have a ten-year renewal option under the lease, as well as an option to purchase the facility. During the first three months of 2005, we invested approximately $180,000 in fixed assets and leasehold improvements. Currently, we have no material purchase commitments outstanding.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA (which was filed in September 2003) and up to an additional $495,000 in cash within two years thereafter. The approval of our NDA in China may require a review process of two years or more. These amounts may be reduced or offset by our share of the entity’s profits, if any.

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $195,000, and total interest expense on all Levy loans was approximately $343,000 for the three months ended March 31, 2005. As of March 31, 2005, total accrued interest on all Levy loans was approximately $6,193,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,553,323. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

On April 7, 2005, we completed the sale of a total of 2,123,142 shares of our common stock and a common stock purchase warrant to purchase up to 1,061,571 shares of our common stock at an exercise price per share of $1.77 to Fusion in a private placement pursuant to a common stock purchase agreement for gross proceeds to us of $3,000,000. In connection with the private placement, we elected to terminate our October 2003 financing agreement with Fusion.

If we are unable to receive FDA approval for Fortical, achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement in the near term, we would need to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product or another peptide product in the U.S. and abroad. However, it is uncertain whether or not any of our products will be approved or will be commercially successful.

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

Licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. We follow the accounting guidance of SEC Staff Accounting Bulletin No. 104 (which superseded SEC Staff Accounting Bulletin No. 101), (“SAB 104”) an analogy to EITF No. 91-6 and EITF No. 00-21 (which became effective for contracts entered into after June 2003). Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. For our USL and GSK agreements, the following describes our revenue recognition accounting policy. Non-refundable milestone payments that represent the completion of a separate earnings process and a substantive step in the research and development process are recognized as revenue when earned at the lesser of 1) the non-refundable cash received or 2) the proportionate level of effort expended to date during the development stage multiplied by the development stage revenue. This sometimes requires management to judge whether or not a milestone has been met, and when it should be recognized in the financial statements. Payments for milestones for which the completion of the earnings process is not yet complete (for example, payment received for the commencement of an activity that represents a separate earnings process) are recognized over the estimated performance period of such activity. This is to comply with the provisions of SAB 104 which provides for revenue to be recognized once delivery has occurred or services have been rendered. Royalties and/or milestones relating to sales of products by our licensees, and the delivery of products and research services will be recognized as such events occur as they represent the completion of a separate earnings process.

In addition, EITF No. 00-21 requires companies to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 had a significant impact on our 2004 financial statements due to our Novartis agreement. Accordingly, up-front and development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement.

Accounting for Stock Options: We currently account for stock options granted to employees and directors in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Under SFAS No. 123 (revised 2004) “Share-Based Payment,” effective for our first quarter of 2006, we will recognize compensation cost for all awards granted after the effective date based on the grant date fair value (with limited exceptions). We account for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Had compensation cost for options granted to employees and directors been determined consistent with SFAS No. 123, our net loss would have increased for the quarter ended March 31, 2005 by approximately $74,000.

Inventory: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Finished goods and work in process inventory are generally fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and work in process inventory increased by $887,000 at March 31, 2005 from December 31, 2004. This increase negatively impacted both inventory on our balance sheet and our statement of operations by that amount. The determination of saleability of inventory can, at times, be subjective. Management determined that the saleability of the calcitonin inventory produced in the first quarter is dependent upon FDA approval of Fortical, the timing of which is uncertain and is not guaranteed. In addition, it was determined that the material did not meet all specifications. While the possible future use of this inventory will be discussed with regulatory authorities, this additional uncertainty contributed to management’s decision to fully reserve 2005 production. If this fully reserved inventory eventually proves to be saleable, our future cost of goods sold related to this inventory would be reduced, resulting in higher gross profit. Unigene has resolved the production issues and recent batches have met all specifications.

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

Patents and Other Intangibles: Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill. Adoption of this standard had no effect on our financial statements. As of January 1, 2002 we also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which superseded SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of.” The adoption of SFAS No. 144 had no effect on our financial statements. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. Other intangibles are recorded at cost and are amortized over their estimated useful lives.

CERTAIN RISKS RELATED TO OUR BUSINESS

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended. See “Forward-Looking Statements.”

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

We may not receive FDA approval for Fortical or approval may not be received on a timely basis.

Unigene’s operations for 2005 are highly dependent on receiving FDA approval for its first product, Fortical, for the treatment of osteoporosis. There is no guarantee that the FDA will approve Fortical or, if approved, that the approval would be received on a timely basis. The denial of approval or a lengthy delay in approval would have a severe negative impact on our cash flow and operating results.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at March 31, 2005 and December 31, 2004, we had accumulated deficits of approximately $111,000,000 and $108,000,000, respectively. Our gross revenues for the 3 months ended March 31, 2005 and the years ended December 31, 2004, 2003 and 2002 were $588,000, $8,400,000, $6,024,000, and $2,658,000, respectively. However, our revenues have not been sufficient to sustain our operations. Revenue for 2004 consisted primarily of milestone revenue from GSK and calcitonin sales to Novartis. Revenue for 2003 consisted primarily of milestone payments from USL and GSK and PTH sales to GSK. Revenue for 2002 consisted primarily of revenue from GSK for our development activities and for sales of bulk PTH. As of May 1, 2005, we have three material revenue generating license agreements. Our injectable calcitonin product has been approved for commercial sale in a number of European countries, but we do not anticipate that these sales will produce significant revenues in the near-term. During the years ended December 31, 2004, 2003 and 2002, we have incurred losses from operations of $5,344,000, $6,224,000 and $8,496,000, respectively. Our net losses for the years ended December 31, 2004, 2003 and 2002 were $5,941,000, $7,398,000 and $6,337,000, respectively. Our operating loss and net loss for the three months ended March 31, 2005 were

$2,902,000 and $3,254,000, respectively. We believe that to achieve profitability we will require at least the successful commercialization of our nasal calcitonin or oral PTH products or another oral peptide product in the U.S. and abroad. We might never be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinions issued in connection with the financial statements for each of the years ended December 31, 2004, 2003 and 2002 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

•	our ability to timely obtain FDA approval for Fortical;

•	the achievement of milestones in our Novartis, GSK and USL agreements;

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	our partners’ ability to sell and market our products;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in expanding and maintaining our production facility;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the potential need to develop, acquire or license new technologies and products;

•	the continued ability to refinance demand loans from Jay Levy, Ronald Levy and Warren Levy; and

•	other factors beyond our control.

We had cash flow deficits from operations of $1,220,000, $4,632,000 and $1,315,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We had a cash flow deficit from operations of $2,810,000 for the three months ended March 31, 2005. We believe that we will generate financial resources to apply toward funding our operations through the achievement of milestones in the Novartis, GSK and USL agreements, through the sale of PTH to GSK, and/or through sales of Fortical after FDA approval. However, if we are unable to obtain FDA approval or achieve these milestones and sales, or are unable to obtain FDA approval or achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations. Our April 2005 private placement with Fusion has provided us with $3,000,000, which is equivalent to approximately three months of working capital. If we are unable to achieve milestones or sales under our existing agreements or enter into a significant revenue generating research, license or distribution agreement or financing arrangement, we would need to significantly curtail our operations. We also could consider a sale or merger of Unigene.

We may need additional funds from financing or other sources to fully implement our business, operating and development plans. We sold 2,123,142 shares of our common and a five-year common stock purchase warrant to purchase up to 1,061,571 shares of our common stock at an exercise price of $1.77 per share to Fusion for gross proceeds of $3,000,000. The sale of our common stock by Fusion could cause the price of our common stock to decline. If our stock price declines, we may be unable to raise additional funds through the sale of our common stock to others. If we are able to sell shares of our common stock, the sales could result in significant dilution to our stockholders.

We believe that satisfying our long-term capital requirements will require at least the successful commercialization of one of our peptide products. However, our products may never become commercially successful.

Some of our officers have made loans to us, some of which are in default, and are entitled to remedies available to a secured creditor, which gives them a priority over the holders of our common stock.

Some of our officers have made loans to us under promissory notes in the aggregate principal amount of $10,553,323, of which a total of $4,843,323, plus accrued interest, is in default. Our obligations under these promissory notes are secured by, among other things, mortgages upon all of the real property we own and pledges of substantially all of our assets. If we become insolvent or are liquidated, or if payment under the promissory notes is accelerated, the holders of the promissory notes will be entitled to exercise the remedies available to a secured lender under applicable law which would entitle them to full repayment before any funds could be paid to our shareholders.

Most of our products are in early stages of development and we may not be successful in our efforts to develop a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations.

Our success depends on our ability to commercialize a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations. Most of our products are in early stages of development and we may never develop a calcitonin, PTH or other peptide product that makes us profitable. We have a contractual joint venture with SPG which may never generate significant profits. Our ability to achieve profitability is dependent on a number of factors, including our ability to complete development efforts, obtain regulatory approval for our product candidates, and commercialize successfully those product candidates or our technologies. We believe that the development of more desirable formulations is essential to expand consumer acceptance of peptide pharmaceutical products. However, we may not be successful in our development efforts, or other companies may develop such products, or superior products, before we do.

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

All of our clinical trials for nasal calcitonin have been completed although, as with any pharmaceutical application, the FDA could require additional trials as a condition to marketing approval which could delay the product release or, if such studies were unsuccessful, the FDA could reject the product. A New Drug Application, or NDA, was filed in March 2003. The FDA accepted the NDA for review in May 2003. In January 2004 we announced the receipt of an approvable letter from the FDA. The letter is an official communication from the FDA indicating that the agency is prepared to approve the NDA upon the finalization of the labeling and the resolution of specific remaining issues, including the submission of additional information and data. We have filed all additional information and data requested to date by the FDA, and such information and data is currently under review. However, during this review process additional questions or concerns may be raised by the FDA which could delay the product approval. A Citizen’s Petition, which typically requests the FDA to reconsider its decisions, was filed on January 9, 2004 on behalf of an anonymous party subsequent to the announcement of our receipt of the FDA approvable letter. Using certain assumptions, the petition questioned the FDA’s ability to grant approval for any recombinant calcitonin product that primarily relies on clinical markers of bone cell activity. In July 2004, the FDA sent a response to the petitioner stating that the FDA had not yet made a decision on the petition and it is continuing to review the issues raised by the petitioner.

We may not be successful in efficiently manufacturing or commercializing our products.

If any of our products are approved for commercial sale, we will need to manufacture the product in commercial quantities at a reasonable cost in order for it to be a successful product that will generate profits. Because of our limited clinical, manufacturing and regulatory experience and the lack of a marketing organization, we are likely to rely on licensees or other parties to perform one or more tasks for the commercialization of pharmaceutical products. We may incur additional costs and delays while working with these parties, and these parties may ultimately be unsuccessful in the commercialization of a product.

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

We currently have significant license agreements with Novartis worldwide for the production of calcitonin, with GSK worldwide for oral PTH and with USL in the United States for nasal calcitonin. We are pursuing additional opportunities to license, or enter into distribution arrangements for, our oral and injectable calcitonin products, our nasal calcitonin product outside of the United States, China and Greece as well as other possible peptide products. However, we may not be successful in any of these efforts.

In June 2000, we entered into a joint venture agreement with SPG for the manufacture and distribution of injectable and nasal calcitonin products in China and possibly, with our approval, other selected Asian markets, for the treatment of osteoporosis. The contractual joint venture began operations in March 2002; sales of its injectable calcitonin product began in April 2002, using SPG’s existing license. Initial sales will be used by the contractual joint venture to offset startup costs. Therefore, we expect that the contractual joint venture’s initial net income or loss will be immaterial to our overall results of operations. We have entered into distribution agreements for our injectable formulation of calcitonin in the United Kingdom, Ireland and Israel. We also have entered into a license agreement in Greece for nasal calcitonin. To date, we have not received material revenues from these agreements and may never do so.

Because we are a biopharmaceutical company, our operations are subject to extensive government regulations.

Our laboratory research, development and production activities, as well as those of our collaborators and licensees, are subject to significant regulation by federal, state, local and foreign governmental authorities. In addition to obtaining FDA approval and other regulatory approvals for our products, we must obtain approvals for our manufacturing facility to produce calcitonin, PTH and other peptides for human use. The regulatory approval process for a pharmaceutical product requires substantial resources and may take many years. In addition, in China, where we have signed a joint venture agreement, we are required to receive government approval in order to obtain a business license and obtain our official status as a Chinese joint venture. Our inability to obtain approvals or delays in obtaining approvals would adversely affect our ability to continue our development program, to manufacture and sell our products, and to receive revenue from milestone payments, product sales or royalties.

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

We are engaged in developing pharmaceutical products, which is a rapidly changing and highly competitive field. To date, we have concentrated our efforts primarily on products to treat one indication — osteoporosis. Like the market for any pharmaceutical product, the market for treating osteoporosis has the potential for rapid, unpredictable and significant technological change. Competition is intense from specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. We currently have no products approved for sale in the United States. If we are successful in obtaining approval for one of our products, our future competitors will have substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major companies in the field of osteoporosis treatment include Novartis, Wyeth, Merck, Eli Lilly, Aventis and Procter and Gamble. We believe that we may be able to compete with these companies due both to our partnerships with GSK and USL and to our patented technologies. Any one of these potential competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Our success depends upon our ability to protect our intellectual property rights.

We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral and nasal formulations that we have invented in the course of our research. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021. To date, nine U.S. patents have been issued and other applications are pending. We have also made patent application filings in selected foreign countries and forty foreign patents have been issued with other applications pending. We face the risk that any of our pending applications will not be issued as patents. In addition, our patents may be found to be invalid or unenforceable. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

We also rely on trade secrets to protect our inventions. Our policy is to include confidentiality obligations in all research contracts, joint development agreements and consulting relationships that provide access to our trade secrets and other know-how. However, parties with confidentiality obligations could breach their agreements causing us harm. If a secrecy obligation were to be breached, we may not have the financial resources necessary for a legal challenge. If licensees, consultants or other third parties use technological information independently developed by them or by others in the development of our products, disputes may arise from the use of this information and as to the ownership rights to products developed using this information. These disputes may not be resolved in our favor and could materially impact our business.

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

An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. Approval of our NDA in China may require a review of two years or more. Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of the entity’s profits, if any. As of March 31, 2005, we contributed $37,500 to the existing contractual joint venture.

In addition, we are obligated to pay to the Qingdao General Pharmaceutical Company, our former joint venture partner in China, an aggregate of $350,000 in monthly installment payments of $5,000 in order to terminate this joint venture, of which $60,000 is remaining as of March 31, 2005.

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

Our common stock is classified as a “penny stock” under SEC rules, which may make it more difficult for our stockholders to resell our common stock.

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

The 2,123,142 shares of common stock sold to Fusion will be freely tradeable when the registration statement becomes effective. Upon the effectiveness of the registration statement, the 1,061,571 warrant shares will also be freely tradeable once the warrant is exercised by Fusion. All other shares sold under the previous common stock purchase agreements with Fusion are freely tradable. Fusion may sell none, some, or all of the shares of common stock purchased from us at any time.

The exercise of warrants and other issuances of shares will likely have a dilutive effect on our stock price.

As of May 1, 2005, there were outstanding warrants to purchase 1,976,073 shares of our common stock, all of which are currently exercisable at an average exercise price of $1.51 per share. The exercise of warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with other financing efforts.

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

The information below summarizes our market risks associated with debt obligations as of March 31, 2005. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Variable interest rates disclosed represent the rates at March 31, 2005. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

	Carrying Amount	Year of Maturity
		2005	2006	2007	2008	2009
Notes payable - stockholders	$2,973,323	2,973,323	—	—	—	—
Variable interest rate (1)	11.55%
Notes payable - stockholders	$5,710,000	5,710,000	—	—	—	—
Variable interest rate	6%
Notes payable - stockholders	$1,870,000	1,870,000	—	—	—	—
Fixed interest rate (2)	11%
Capital leases	$281,464	207,379	34,252	31,975	7,858	—
Fixed interest rate	11% -16%

(1)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the variable interest rate on these notes has increased from the Merrill Lynch Margin Loan Rate plus .25% to the Merrill Lynch Margin Loan Rate plus 5.25%.
(2)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the fixed interest rate on these notes has increased from 6% to 11%.

Item 4. Controls and Procedures

For the quarterly period ending March 31, 2005 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Our principal executive officer and our principal financial officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2005, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. During the second quarter of 2005, we expect to finalize the implementation of an IT disaster recovery plan and off-site storage of IT system backups.

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ended March 31, 2005, Unigene issued 30,779 shares of common stock to two former employees of Gruntal & Co., LLC, Unigene’s former investment banker, upon the cashless exercise of 58,500 warrant shares at an exercise price of $1.126 per share. All of such shares were issued by Unigene without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933, because the offer and sale were made to a limited number of investors in a private transaction.

Item 3. Defaults Upon Senior Securities

(a)	See description of notes payable to stockholders in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 6. Exhibits

Number	Description
10.1	License Agreement, dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and SmithKlineBeecham Corporation.(1)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

May 16, 2005	By:	/s/ Warren P. Levy
Warren P. Levy, President
(Chief Executive Officer)

May 16, 2005	By:	/s/ William Steinhauer
William Steinhauer, Vice President of Finance
(Principal Financial Officer and
Principal Accounting Officer)

UNIGENE LABORATORIES, INC.

INDEX TO EXHIBITS

No.	EXHIBIT
10.1	License Agreement, dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and SmithKlineBeecham Corporation.

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer