Form 10-Q
period 2005-06-30
UNIGENE LABORATORIES INC
filed 2005-08-26
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Common Stock, $.01 Par Value— 81,980,456 shares as of August 26, 2005

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIGENE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$292,480	$4,235,801
Accounts receivable	1,055,608	625,955
Prepaid expenses	531,493	606,173
Deferred asset for USL inventory shipments	452,856	—
Inventory	2,466,976	1,370,275

Total current assets	4,799,413	6,838,204

Property, plant and equipment, net	1,875,593	1,831,203
Investment in joint venture	33,367	33,000
Patents and other intangibles, net	1,171,013	1,058,040
Other assets	399,039	377,178

Total assets	$8,278,425	$10,137,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$696,149	$637,786
Accrued expenses	1,531,886	1,744,036
Deferred licensing fees	756,752	756,752
Deferred revenue for USL inventory shipments	1,986,238	—
Customer deposit for inventory purchases	—	357,456
Notes payable - stockholders	10,553,323	10,553,323
Accrued interest – stockholders	6,560,194	5,850,307
Current portion - capital lease obligations	186,081	243,908
Note payable – Tail Wind	—	920,167
Liabilities to be settled in common stock	—	2,500,002

Total current liabilities	22,270,623	23,563,737

Deferred licensing fees, excluding current portion	9,291,394	9,669,773
Capital lease obligations, excluding current portion	55,987	57,982

Total liabilities	31,618,004	33,291,492

Commitments and contingencies

Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 100,000,000 shares, issued 81,980,456 shares in 2005 and 78,395,895 shares in 2004	819,805	783,959
Additional paid-in capital	89,107,299	83,588,804
Accumulated deficit	(113,265,652)	(107,525,599)
Less: Treasury stock, at cost, 7,290 shares	(1,031)	(1,031)

Total stockholders’ deficit	(23,339,579)	(23,153,867)

	$8,278,425	$10,137,625

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Licensing and other revenue:
Licensing revenue	$189,189	$653,473	$378,378	$744,448
Product sales	—	202,000	357,456	250,700
Development services	11,729	—	11,729	122,172
Other	14,221	14,017	55,780	75,493

	215,139	869,490	803,343	1,192,813

Operating expenses:
Research and development	1,066,789	2,378,494	2,526,610	4,012,711
Cost of goods sold	—	145,760	292,848	194,760
Inventory reserve	—	—	887,419	—
General and administrative	1,260,568	898,552	2,111,149	1,695,726

	2,327,357	3,422,806	5,818,026	5,903,197

Operating loss	(2,112,218)	(2,553,316)	(5,014,683)	(4,710,384)

Other income (expense):
Gain on the extinguishment of debt and related interest	—	223,197	—	286,466
Interest income	4,610	10,564	11,305	12,768
Interest expense-principally to stockholders	(373,209)	(354,905)	(726,675)	(715,966)

Loss before income taxes	(2,480,817)	(2,674,460)	(5,730,053)	(5,127,116)

Income tax expense	(5,000)	—	(10,000)	—

Net loss	$(2,485,817)	$(2,674,460)	$(5,740,053)	$(5,127,116)

Loss per share – basic and diluted:
Net loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.07)

Weighted average number of shares outstanding - basic and diluted	81,837,622	77,357,965	80,757,644	75,831,607

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2005

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2005	78,395,895	$783,959	$83,588,804	$(107,525,599)	$(1,031)	$(23,153,867)

Sale of common stock to Fusion at $1.87 to $2.00 per share (net of cash issuance costs of $12,000)	1,302,140	13,021	2,474,725	—	—	2,487,746

Exercise of stock options and warrants	159,279	1,593	123,280	—	—	124,873

Sale of common stock and warrants to Fusion (net of cash issuance costs of $54,847)	2,123,142	21,232	2,923,921	—	—	2,945,153
Recognition (reversal) of stock option compensation expense	—	—	(3,431)	—	—	(3,431)
Net loss, six months ended June 30, 2005	—	—	—	(5,740,053)	—	(5,740,053)

Balance, June 30, 2005	81,980,456	$819,805	$89,107,299	$(113,265,652)	$(1,031)	$(23,339,579)

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2005	2004
Net cash provided by (used in) operating activities	$(5,564,087)	$2,044,826

Investing activities:
Purchase of equipment and furniture	(252,176)	(227,140)
Increase in patents and other intangibles	(170,241)	(61,620)
Increase in other assets	(4,053)	(8,490)
Construction of leasehold and building improvements	(2,846)	(17,666)

Net cash used in investing activities	(429,316)	(314,916)

Financing activities:
Proceeds from sale of stock, net	2,932,897	3,467,292
Repayment of stockholder notes	—	(500,000)
Repayment of notes payable – Tail Wind	(920,167)	(39,902)
Repayment of capital lease obligations	(87,521)	(75,965)
Proceeds from exercise of stock options and warrants	124,873	502,762

Net cash provided by financing activities	2,050,082	3,354,187

Net increase (decrease) in cash and cash equivalents	(3,943,321)	5,084,097

Cash and cash equivalents at beginning of period	4,235,801	511,865

Cash and cash equivalents at end of period	$292,480	$5,595,962

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Purchase of equipment through capital leases	$27,699	—

Issuance of common stock in settlement of liabilities	$2,500,002	—

Cash paid for interest	$193,179	$17,400

Cash paid for income taxes	$10,000	$5,200

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

NOTE A - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to the 2004 financial statements to conform to the current presentation.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). We adopted FIN 47 during the first quarter of 2005 and the adoption did not have a material effect on our financial position or results of operations.

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

NOTE B – LIQUIDITY

At June 30, 2005, we had cash and cash equivalents of $292,000, a decrease of $3,943,000 from December 31, 2004.

Fortical® was approved by the FDA on August 12, 2005 and launched on August 16, 2005 (see Note O). This approval triggers the final $4,000,000 milestone payment from USL, payable within 30 days, as well as anticipated sales and royalties if USL successfully markets the product. We believe that we will generate cash to apply toward funding our operations through sales of Fortical® to USL, royalties from USL’s sales of Fortical®, the achievement of milestones in the GlaxoSmithKline (“GSK”), Upsher-Smith Laboratories (“USL”), or Novartis Pharma AG (“Novartis”) agreements and through the sale of parathyroid hormone (“PTH”) to GSK. In addition, in April 2005, we completed a $3,000,000 private placement with Fusion Capital Fund II, LLC (“Fusion”) and terminated the 2003 financing agreement with Fusion. However, we expect to have sufficient cash for the next twelve months if USL successfully markets Fortical® or if we sign a new significant revenue-generating license agreement, and/or enter into a new financing agreement in the near-term. Our financial position could be considerably improved by significant sales of our product to USL and royalties on USL’s sales of Fortical®. We have incurred annual operating losses since our inception and, as a result, at June 30, 2005, had an accumulated deficit of approximately $113,000,000 and a working capital deficiency of approximately $17,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $12,000,000 to $13,000,000 per year. In addition, we have principal and interest obligations under the outstanding notes payable to Jay Levy, Warren Levy and Ronald Levy (collectively the “Levys”), officers of Unigene, as well as obligations relating to our current and former joint venture agreements in China. As discussed in Note F to the financial statements, we have stockholder demand notes in default at June 30, 2005. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received through June 30, 2005. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $5,000,000 from GSK for PTH sales and for support of our PTH development activities from inception through June 30, 2005 (see Note C).

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002 and a milestone payment of $3,000,000 in 2003. During the second quarter of 2005, we shipped completed Fortical® product to USL with an invoice value of approximately $1,986,000. Revenue for this transaction was not recognized in the second quarter of 2005, as all elements required to recognize such revenues had not yet been met. Accordingly, the $1,986,000 invoiced to USL is considered deferred revenue and the corresponding cost to produce such product is included as deferred asset at June 30, 2005 (see Note D). We will receive an additional payment of $1,218,000 from USL for these shipments, which amount had not been recognized as revenue or deferred revenue at June 30, 2005 as it was considered a contingent payment pending FDA approval. Fortical® was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005 (see Note O). This approval triggers the final $4,000,000 milestone payment from USL, payable within 30 days, as well as anticipated sales and royalties if USL successfully markets the product. In the third quarter of 2005 we expect to recognize $3,204,000 of revenue and $453,000 of costs relating to shipments occurring prior to June 30, 2005.

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

Our future ability to generate cash from operations will depend primarily, in the short-term, upon sales of Fortical® to USL and royalties on USL’s sales of Fortical®, the achievement of milestones in our existing license agreements, GSK-reimbursed development activities, and the sale of PTH to GSK, and, in the long-term, on sales and royalties from the sale of Fortical® and other licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other peptides and for our manufacturing technology. However, we may not be successful in achieving milestones in our current agreements, in obtaining regulatory approval for our products or in licensing any of our other products or technologies.

NOTE C – GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through June 30, 2005. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through June 30, 2005. For the three and six months ended June 30, 2005 we recognized $0 and $357,000, respectively, for PTH sales and an aggregate of $50,000 and $100,000 in licensing revenue, respectively. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We will be responsible for manufacturing the product and USL will package the product and will distribute it nationwide. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. During 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin New Drug Application (“NDA”). Revenue for the three and six-month periods ended June 30, 2005 consists of the recognition of $39,000 and $78,000, respectively, of licensing revenue from USL. In January 2004 we announced the receipt of an approvable letter from the FDA. The letter is an official communication from the FDA indicating that the agency is prepared to approve the NDA upon the finalization of the labeling and the resolution of specific remaining issues, including the submission of additional information and data, which the company subsequently provided to FDA. Fortical® was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005 (see Note O). This approval triggers the final $4,000,000 milestone payment from USL, payable within 30 days, as well as anticipated sales and royalties if USL successfully markets the product. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days.

During the second quarter of 2005, we shipped completed Fortical® product to USL with an invoice value of approximately $1,986,000. Revenue for this transaction was not recognized in the second quarter of 2005, as all elements required to recognize such revenues had not yet been met. Accordingly, the $1,986,000 invoiced to USL is considered deferred revenue and the corresponding cost to produce such product is included as a deferred asset at June 30, 2005. We will receive an additional payment of $1,218,000 from USL for these shipments, which amount had not been recognized as revenue or deferred revenue at June 20, 2005 as it was considered a contingent payment pending FDA approval. In the third quarter of 2005 we expect to recognize $3,204,000 of revenue and $453,000 of costs relating to shipments occurring prior to June 30, 2005.

We may terminate in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. For the three and six months ended June 30, 2005, we recognized $98,000 and $196,000 in licensing revenue. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program. Currently, Novartis is implementing our patented manufacturing process at Novartis facilities to fulfill some of their calcitonin product needs. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

NOTE F – NOTES PAYABLE – STOCKHOLDERS

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $405,000 and $210,000, and total interest expense on all Levy loans was approximately $367,000 and $710,000 for the three and six months ended June 30, 2005, respectively. As of June 30, 2005, total accrued interest on all Levy loans was approximately $6,560,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,553,323. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

Outstanding stockholder loans consist of the following at June 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Jay Levy term loans (1)	$1,870	$1,870
Jay Levy demand loans (2)	8,225	8,225
Warren Levy demand loans (3)	235	235
Ronald Levy demand loans (4)	223	223

	10,553	10,553
Accrued interest	6,560	5,850

Total loans and interest due to stockholders	$17,113	$16,403

(1)	Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes that matured January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at June 30, 2005 was approximately $1,458,000.
(2)	Loans from Jay Levy in the aggregate principal amount of $2,525,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.55% at June 30, 2005). These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at June 30, 2005 was approximately $3,057,000.
(2)	Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (6% at June 30, 2005) and are secured by a security interest in certain of our patents. Accrued interest on these loans at June 30, 2005 was approximately $1,277,000. On

February 15, 2005, Jay Levy transferred these $5,700,000 of demand notes to the Jaynjean Levy Family Limited Partnership in exchange for partnership units. Warren Levy and Ronald Levy are general partners of that partnership.

(3)	Loans from Warren Levy in the aggregate principal amount of $230,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.55% at June 30, 2005). These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (6% at June 30, 2005). These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at June 30, 2005 was approximately $388,000.
(4)	Loans from Ronald Levy in the aggregate principal amount of $218,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (11.55% at June 30, 2005). These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (6% at June 30, 2005). These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at June 30, 2005 was approximately $380,000.

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

NOTE H – INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

	June 30, 2005	December 31, 2004
Finished goods – net of allowances of $1,986,335 and $1,762,000, respectively	$1,043,600	$—
Work in process – net of allowances of $0 and $146,000, respectively	181,864	292,848
Raw materials	1,241,512	1,077,427

Total	$2,406,976	$1,370,275

NOTE I – FUSION CAPITAL FINANCING

On April 7, 2005, we completed the sale of a total of 2,123,142 shares of our common stock and a common stock purchase warrant to purchase up to 1,061,571 shares of our common stock at an exercise price per share of $1.77 to Fusion in a private placement pursuant to a common stock purchase agreement for gross proceeds to us of $3,000,000. The shares became freely tradable after a registration statement, filed April 25, 2005, was declared effective by the SEC on July 1, 2005. In connection with the private placement, we elected to terminate our October 2003 financing agreement with Fusion.

In October 2003, we entered into a common stock purchase agreement, as amended, with Fusion under which Fusion agreed, if so requested by Unigene and subject to certain conditions, to purchase on each trading day during the term of the agreement $30,000 of our common stock up to an aggregate of $15,000,000. This agreement was terminated by us in April 2005. We had the ability to decrease or suspend purchases or terminate the agreement at any time. The sales price per share to Fusion was equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest three closing sale prices of our common stock during the twelve trading days prior to the date of purchase by Fusion. As compensation for its commitment, we issued to Fusion in October 2003, 1,000,000 shares of common stock and a five-year warrant, as amended, to purchase 250,000 shares of common stock at an exercise price of $0.90 per share which was charged to additional paid-in-capital. Fusion may sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant. In December 2004, we received an advance from Fusion in the aggregate amount of $2,500,002. This was classified on our balance sheet as “Liability to be settled in common stock.” This sale was contingent upon a prior Fusion registration statement becoming effective, which occurred in January 2005. Therefore, in January 2005 we issued an aggregate of 1,302,140 shares to Fusion to settle this liability. From December 1, 2003 through June 30, 2005, under this financing, we have received approximately $8,900,000 through the sale of 8,288,330 shares of common stock to Fusion. In December 2000, we issued a five-year warrant to purchase 373,002 shares of Unigene common stock to an investment banker as a fee in connection with our first Fusion financing agreement. The warrant has an exercise price of $1.126. During the first quarter of 2005, 30,779 shares of common stock were issued as a result of a cashless exercise of 58,500 warrant shares. As a result, there are 314,502 shares remaining to be issued under this warrant.

NOTE J – CHINA JOINT VENTURES

Current joint venture

In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group (“SPG”), a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. Approval of our NDA in China will require a review of more than two years. During this review process, brief local human trials will be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The existing joint venture began operations in March 2002 and sales of its injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. The existing joint venture’s results to date have been immaterial to our overall results of operations. We account for our investment in the joint venture under the equity method. Our investment and our share of the earnings in the existing joint venture have been immaterial to date.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits, if any.

Former joint venture

In 2000, we became obligated to pay to the Qingdao General Pharmaceutical Company (“Qingdao”), our former joint venture partner in China, an aggregate of $350,000 in monthly principal installment payments of $5,000 in order to terminate this joint venture of which $45,000 is remaining as of June 30, 2005. We recognized the entire $350,000 obligation as an expense in 2000.

NOTE K – GAIN ON THE EXTINGUISHMENT OF DEBT AND RELATED INTEREST

In July 2003, we were named in a lawsuit filed by Covington and Burling, our former attorneys, in the Superior Court of the District of Columbia. Covington and Burling alleged that we failed to pay certain statements rendered by the law firm for legal services and costs advanced and that we failed to pay the principal and interest on two promissory notes executed by us in favor of the law firm. Covington and Burling sought damages in the amount of $918,209, which amount had been accrued, plus interest and counsel fees. In December 2003, we entered into a settlement agreement with Covington and Burling. Under the agreement, any payments we made to Covington and Burling before December 31, 2004 would reduce our total obligation of $1,098,000, consisting of principal and interest, by a multiple of the payment (multiples ranged from 1.46 to 1.19 depending on the month of payment). Until the obligation was paid in full, we agreed to remit to Covington and Burling certain percentages or dollar amounts of funds we received from licensing or financing arrangements and Covington and Burling received a security interest in certain of our assets. During the three month period ended March 31, 2004, we made payments to Covington and Burling in the aggregate amount of $150,000. These payments had an average multiple of 1.42 and reduced our debt to Covington and Burling by $213,269. We therefore recognized a gain on extinguishment of debt in the amount of $63,269 in the first quarter of 2004. In April 2004, pursuant to the terms of the settlement agreement, we paid Covington and Burling $660,725, at a multiple of 1.33944, which resulted in full satisfaction of the outstanding indebtedness of $885,002, thereby recognizing a gain on extinguishment of debt in the amount of $223,197 in the second quarter of 2004.

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

Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows for the three and six-month periods ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss:

As reported	$(2,485,817)	$(2,674,460)	$(5,740,053)	$(5,127,116)
Add: Total employee and director stock-based compensation recognized	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(122,268)	(18,634)	(195,831)	(34,408)

Pro forma net loss	$(2,608,085)	$(2,693,094)	$(5,935,884)	$(5,161,524)

Basic and diluted net loss per share:

As reported	$(0.03)	$(0.03)	$(0.07)	$(0.07)

Pro forma	$(0.03)	$(0.03)	$(0.07)	$(0.07)

NOTE M – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (as of date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for the three and six-month periods ended June 30, 2005 and 2004 because our stock options and warrants (approximately 5,898,000 and 6,546,000 potential shares of common stock for the three and six month periods ended June 30, 2005 and approximately 5,768,000 and 6,112,000 potential shares of common stock for the three and six month periods ended June 30, 2004) would be antidilutive.

NOTE N – PATENTS AND OTHER INTANGIBLES

Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of an asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. As of June 30, 2005, nine of our patents had issued in the U.S. and forty had issued in various foreign countries. Various other applications are still pending.

Details of intangible assets are summarized as follows:

	June 30, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademark	$144,000	$128,000	$16,000	$144,000	$125,000	$19,000
Patents	1,200,000	715,000	485,000	1,116,000	678,000	438,000
Deferred Patents	653,000	0	653,000	580,000	0	580,000
Deferred Trademarks	17,000	0	17,000	21,000	0	21,000

	$2,014,000	$843,000	$1,171,000	$1,861,000	$803,000	$1,058,000

NOTE O – SUBSEQUENT EVENT: FDA APPROVAL OF FORTICAL® AND LAUNCH BY USL

Fortical® was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. This is our first product approval in the United States. This approval triggers the final $4,000,000 milestone payment from USL, payable within 30 days, as well as anticipated sales and royalties if USL successfully markets the product. The $1,986,000 invoiced to USL for second quarter shipments as well as the $1,218,000 in contingent payments for the shipments (see Note D) are expected to be recognized as revenue in the third quarter of 2005 as a result of the FDA approval of Fortical®.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding our company and our business, financial condition, results of operations and prospects. Such forward-looking statements include those which express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. These forward-looking statements include statements about the following: our financial condition, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the delay in obtaining or the failure to obtain regulatory approvals for our products and litigation. Factors that could cause or contribute to differences in results and outcomes include, without limitation, those discussed in “Risk Factors” below, such as uncertain revenue levels, rapidly changing technologies, stock price volatility, and other factors discussed in our various filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Introduction

Unigene is a biopharmaceutical company with two locations in New Jersey. Our single business segment focuses on research, production and delivery of peptides for medical use. We have concentrated most of our efforts to date on one peptide, calcitonin, for the treatment of osteoporosis and other indications. Our first approved product in Europe was injectable calcitonin. This product has not generated significant revenue. Our nasal calcitonin product, Fortical®, for the treatment of postmenopausal osteoporosis, was approved by the FDA on August 12, 2005 and was launched by USL on August 16, 2005. This is our first product approval in the United States. This approval triggers the final $4,000,000 milestone payment from USL, payable within 30 days, as well as anticipated sales and royalties if USL successfully markets the product. We licensed this product to USL in 2002. We are also developing other potential peptide products including parathyroid hormone, or PTH, for osteoporosis. For oral PTH, licensed to GSK in 2002, a Phase I human trial in 2004 demonstrated positive preliminary results by showing that the PTH delivered was intact and biologically active. In 2004, we licensed worldwide rights to our manufacturing technology to Novartis for their production of calcitonin. Currently, Novartis is implementing our patented manufacturing process at Novartis facilities to fulfill some of their calcitonin product needs. Our peptide products require clinical trials and/or approvals from regulatory agencies as well as acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive FDA approval or significant sales for these products. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do.

We generate revenue through licensing agreements with pharmaceutical companies and by achieving milestones in these agreements. These agreements, to date, have not been sufficient to generate all of the cash to meet our needs. In addition, there are risks that current agreements will not be successful and that future agreements will not be consummated. We have tried to mitigate these risks by developing additional proprietary technologies and by pursuing additional licensing opportunities but there is no guarantee that these efforts will be successful. We are also seeking to generate future revenue from sales of our nasal calcitonin product, but there is no guarantee that the product will generate significant revenue.

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

Revenue

Revenue is summarized as follows for the three and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Licensing Revenue	$189,189	$653,473	$378,378	$744,448
Development Services	11,729	—	11,729	122,172
Product Sales	—	202,000	357,456	250,700
Other	14,221	14,017	55,780	75,493

	$215,139	$869,490	$803,343	$1,192,813

Revenue for the three months ended June 30, 2005 decreased 75% to $215,000 from $869,000, in the comparable period in 2004. Revenue for the six months ended June 30, 2005 decreased 33% to $803,000 from $1,193,000 in the comparable period in 2004. Revenue for the three and six months ended June 30, 2005 and 2004 consisted primarily of sales of PTH and calcitonin sales and licensing revenue from previously deferred up-front and milestone payments. There were no product sales recognized in the second quarter of 2005.

Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees and is therefore subject to uncertain timing and not predictive of future revenue. In addition, product sales to our partners under license or supply agreements are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional sales of PTH to GSK will fluctuate based upon GSK’s future needs, which cannot currently be estimated. Sales revenue could increase in 2005 and future years if USL is able to successfully market and distribute Fortical®. We received FDA approval for Fortical® on August 12, 2005 and the product was launched by USL on August 16, 2005, but it is uncertain that the product will be marketed successfully.

During the second quarter of 2005, we shipped filled Fortical® product to USL with an aggregate invoice value of approximately $1,986,000. Revenue for this transaction was not recognized in the second quarter of 2005, as all elements required to recognize such revenues had not yet been met. Accordingly, the $1,986,000 invoiced to USL is considered deferred revenue and the corresponding cost to produce such product is included as deferred asset at June 30, 2005. We will receive an additional payment of $1,218,000 from USL for these shipments as a result of FDA approval, which amount had not been recognized as revenue or a deferred asset at June 30, 2005, since it was considered contingent payment. Fortical® was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. Therefore, the $1,986,000 invoiced to USL for second quarter shipments as well as the $1,218,000 in contingent payments for the shipments will both be recognized as revenue in the third quarter of 2005 as a result of FDA approval.

Costs and Expenses

Research and development, traditionally our largest expense, decreased 55% to $1,067,000 from $2,378,000 for the three months ended June 30, 2005, and decreased 37% to $2,527,000 from $4,013,000 for the six months ended June 30, 2005 as compared to the same periods in 2004. The three-and six-month decrease was primarily attributable to a reduction in salaries and production related costs due to the recharacterization of certain manufacturing expenses as inventory production functions (classified as inventory or deferred asset) rather than research and development functions due to our required calcitonin and Fortical® production under the USL agreement. There was a reduction in depreciation expense due to machinery and equipment becoming fully depreciated in 2004, outside research cost reductions of approximately $100,000 for the six months ended June 30, 2005 due to the scale-down of both the testing relating to the GSK project and a university collaboration, partially offset by increased personnel costs of approximately $150,000.

Cost of goods sold consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs such as depreciation and maintenance. Cost of goods sold were $0 and $293,000 for the three and six months ended June 30, 2005 and $146,000 and $195,000 for the comparable periods in 2004. The 2004 periods and first quarter 2005 cost of sales relates to PTH production under our agreements with GSK and/or calcitonin production under our Novartis agreements. Production related expenses should continue to increase in 2005 and future years as we anticipate a successful Fortical® launch, as well as increased peptide production to meet our partners’ needs.

The inventory reserve recorded during the three months ended March 31, 2005 of $887,000 represents the cost of calcitonin produced during our manufacturing start-up phase, for intended use in our nasal calcitonin product. Management determined that the saleability of the calcitonin inventory produced in the first quarter of 2005 did not meet all technical specifications. While the possible future use of this inventory may be discussed with regulatory authorities, this uncertainty contributed to management’s decision to fully reserve inventory produced during the first quarter of 2005. For second quarter 2005 production, Unigene resolved the production issues and recent batches have met all technical specifications. Based on this, management believes that production for the second quarter of 2005 will likely be saleable, and no additional reserve was deemed necessary.

General and administrative expenses increased 40% to $1,261,000 from $899,000 for the three months ended June 30, 2005, and increased 24% to $2,111,000 from $1,696,000 for the six months ended June 30, 2005 as compared to the same periods in 2004. The three-month increase was primarily due to increased salaries and related increases in payroll taxes and employee benefits of approximately $113,000, and increased professional fees of $270,000 primarily due to increased audit fees and Sarbanes-Oxley compliance costs. The six-month increase was primarily attributable to increased salaries of $219,000 and related increases in payroll taxes and employee benefits, increased professional fees of approximately $305,000 due to increased audit fees and Sarbanes-Oxley compliance costs and increased insurance expense of $25,000. The Company promoted three individuals to officers during 2005 and increased headcount by seven individuals between January 2005 and June 2005.

Other Income/Expense

Gain on the extinguishment of debt and related interest in 2004 resulted from our December 2003 settlement agreement with Covington and Burling. Under the agreement, any payments that we made to Covington and Burling before December 31, 2004 would reduce our total obligation of $1,098,000, consisting of principal and interest, by a multiple of the amount of the payment (multiples ranged from 1.46 to 1.19 depending on the month of payment). Until the obligation was paid in full, we agreed to remit to Covington and Burling certain percentages or dollar amounts of funds we received from licensing or financing arrangements and Covington and Burling received a temporary security interest in certain of our assets. During the three-month and six-month periods ended June 30, 2004, we made payments to Covington and Burling in the aggregate amounts of $660,725 and $810,725, respectively. These payments had average multiples of approximately 1.339 and 1.355 and reduced our debt to Covington and Burling by approximately $885,000 and $1,098,000, respectively, for the three-month and six-month periods ended June 30, 2004. We therefore recognized gains on extinguishment of debt in the amounts of approximately $223,000 and $286,000, respectively, for the three-month and six-month periods ended June 30, 2004.

Interest expense increased $18,000 and $11,000 or 5% and 2% to $373,000 and $727,000 for the three and six months ended June 30, 2005 from $355,000 and $716,000 for the comparable periods in 2004. Each year was affected by the fact that in 2001 we did not make principal and interest payments on certain officers’ loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest for the three and six-month periods was approximately $210,000 and $405,000 for 2005 and $181,000 and $360,000 for 2004. These increases were partially offset due to the February 2005 pay-off of the Tail Wind debt and a decrease in officers’ loans to us of $720,000 during 2004.

Net Loss

Due to a decrease in research and development expenses and cost of goods sold resulting from the recharacterization as inventory or deferred asset of certain manufacturing and personnel costs, partially offset by a decrease in revenue, a decrease in gain on the extinguishment of debt and an increase in general and administration expenses over the comparable period, net loss for the three months ended June 30, 2005 decreased 7% or approximately $188,000 to $2,486,000 from $2,674,000 for the corresponding period in 2004.

Due to an increase in the inventory reserve (in the first quarter of 2005) and higher general and administrative expenses, partially offset by decreased research and development costs and decreased gain on the extinguishment of debt over the comparable period, net loss for the six months ended June 30, 2005 increased 12% or approximately $613,000 to $5,740,000 from $5,127,000 for the corresponding period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have a number of future payment obligations under various agreements. They are summarized at June 30, 2005 as follows:

Contractual Obligations	Total	Calendar Year
		2005	2006	2007	2008	2009	Thereafter
Notes payable - stockholders	$10,553,323	10,553,323	—	—	—	—	—
Capital leases	242,068	168,954	34,252	30,923	7,939	—	—
Operating leases	1,758,591	109,013	213,313	206,718	205,062	201,950	822,535
Chinese joint ventures (SPG and Qingdao)	907,500	397,500	15,000	495,000	—	—	—
Executive compensation	378,750	378,750	—	—	—	—	—
Accrued interest – stockholders	6,560,194	6,560,194	—	—	—	—	—

Total Contractual Obligations	$20,127,297	17,893,634	262,565	733,693	212,920	201,950	822,535

At June 30, 2005, we had cash and cash equivalents of $292,000, a decrease of $3,943,000 from December 31, 2004. Our primary source of cash has been (1) licensing fees for new agreements, (2) milestone payments from those or existing agreements, (3) product sales under licensing agreements and (4) the sale of our common stock. None of these cash sources can be certain for 2005 or future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestones are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are neither controlled by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to determine. Sale of our common stock is dependent upon Unigene’s ability to attract interested investors, its ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular.

We believe that we will generate financial resources to apply toward funding our operations through sales of Fortical® to USL, royalties from USL sales of Fortical®, the achievement of milestones in the Novartis, GSK and USL agreements and/or through the sale of PTH to GSK. In addition, in April 2005, we completed a $3,000,000 private placement with Fusion and terminated the 2003 financing agreement with Fusion. However, we expect to have sufficient cash for the next twelve months if USL successfully markets Fortical® or if we sign a new significant revenue-generating license agreement, and/or enter into a new financing agreement in the near-term. Our financial position could be considerably improved by significant sales of our product to USL and royalties on USL’s sales of Fortical®. We have incurred annual operating losses since our inception and, as a result, at June 30, 2005, had an accumulated deficit of approximately $113,000,000 and a working capital deficiency of approximately $17,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $12,000,000 to $13,000,000 per year. In addition, we have principal and interest obligations under the outstanding notes payable to the Levys, our executive officers, as well as obligations relating to our current and former joint venture agreements in China. As discussed in Note F to the financial statements, we have stockholder demand notes in default at June 30, 2005. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received through June 30, 2005. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $5,000,000 from GSK for PTH sales and for support of our PTH development activities from inception through June 30, 2005. PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product.

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 in 2002 from USL and a $3,000,000 milestone payment in 2003. As a result of FDA approval of Fortical®, we will receive a milestone payment of $4,000,000, payable within 30 days, and royalty payments on product sales and will sell filled calcitonin product to USL. We will be responsible for manufacturing the product and USL will package the product and will distribute it nationwide. During the second quarter of 2005, we shipped completed Fortical® product to USL with an invoice value of approximately $1,986,000. Revenue for this transaction was not recognized in the second quarter of 2005, as all elements required to recognize such revenues had not yet been met. Accordingly, the $1,986,000 invoiced to USL is considered deferred revenue and the corresponding cost to produce such product is included as deferred asset at June 30, 2005. We will receive an additional payment of $1,218,000 from USL for these shipments due to FDA approval of Fortical®, which amount has not been recognized as revenue or deferred revenue at June 30, 2005 as it is considered a contingent payment. Fortical® was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. This approval triggers the final $4,000,000 milestone payment from USL, payable within 30 days, as well as anticipated sales and royalties if USL successfully markets the product. The $1,986,000 invoiced to USL for second quarter shipments as well as the $1,218,000 in contingent payments for the shipments will both be recognized as revenue in the third quarter of 2005 as a result of FDA approval.

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received a $2,000,000 milestone payment from Novartis associated with the transfer of our patented manufacturing technology. In January 2005, we received $600,000 from Novartis for the final payment on their calcitonin purchases. Initially, Novartis purchased calcitonin from us for use in their oral calcitonin development program. Currently, Novartis is implementing our patented manufacturing process at Novartis facilities to fulfill some of their calcitonin product needs. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us.

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

•	For nasal calcitonin, we filed an Investigational New Drug application (“IND”) with the FDA in February 2000 and successfully completed human studies using our product. A license agreement was signed in November 2002 with USL and an NDA was filed with the FDA in March 2003. The NDA was accepted for review by the FDA in May 2003. In January 2004 we announced the receipt of an approvable letter from the FDA. The letter is an official communication from the FDA indicating that the agency is prepared to approve the NDA upon the finalization of the labeling and the resolution of specific remaining issues, including the submission of additional information and data, which the Company subsequently provided to FDA. Fortical® was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. This approval triggers the final $4,000,000 milestone payment from USL, payable within 30 days, as well as anticipated sales and royalties if USL successfully markets the product.

•	For oral calcitonin, Pfizer terminated its license agreement with us in March 2001 and as a result we are seeking a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. We expect that the costs of these trials would be borne by our future licensee due to our limited financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, any product launch will take at least several years.

•	For oral PTH, a Phase I human trial, which commenced in June 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable product using our PTH. A license agreement for this product was signed with GSK in April 2002.

Due to our limited financial resources, any delay in achieving milestones in our existing license agreements, or in signing new license or distribution agreements for our products may have an adverse effect on our operations and our cash flow. Any delay in successfully marketing Fortical® would have an adverse effect on our operations and our cash flow.

We maintain our peptide production facility on leased premises in Boonton, New Jersey. We began production under cGMP guidelines at this facility in 1996. Our lease expires in 2014. We have a ten-year renewal option under the lease, as well as an option to purchase the facility. During the first six months of 2005, we invested approximately $255,000 in fixed assets and leasehold improvements. Currently, we have no material purchase commitments outstanding.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA (which was filed in September 2003) and up to an additional $495,000 in cash within two years thereafter. The approval of our NDA in China will require a review process of more than two years. These amounts may be reduced or offset by our share of the entity’s profits, if any.

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $405,000, and total interest expense on all Levy loans was approximately $710,000 for the six months ended June 30, 2005. As of June 30, 2005, total accrued interest on all Levy loans was approximately $6,560,000 and the outstanding loans by these individuals to us, classified as short-term debt totaled $10,553,323. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

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

If USL is unable to successfully market Fortical®, or if we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement in the near term, we would need to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product or another peptide product in the U.S. and abroad. However, it is uncertain whether or not any of our products other than Fortical® will be approved, or if any of our products will be commercially successful.

As of December 31, 2004, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $85,000,000, expiring from 2005 through 2023, which are available to reduce future earnings, which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Section 382 of the Internal Revenue Code of 1986, as amended. A portion of these net operating losses are related to gains on exercises of employee stock options. In addition, as of December 31, 2004, we have research and development credits in the approximate amount of $3,500,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2005 through 2024. We have New Jersey operating loss carryforwards in the approximate amount of $26,000,000, expiring from 2007 through 2010, which are available to reduce future earnings, otherwise subject to state income tax. Changes in New Jersey tax law in 2004 allow the use of a company’s own New Jersey net operating losses to offset 50% of its current taxable income. All of these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority (“NJEDA”). In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that are both important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 3 of the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available policy would not produce a materially different result.

Revenue Recognition: We recognize revenue from the sale of products, licensing agreements, research services and grants.

Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included in deferred assets. Revenue from research services are recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when work is conducted under the grant. Such revenues generally do not involve difficult, subjective or complex judgments.

Licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. We follow the accounting guidance of SEC Staff Accounting Bulletin No. 104 (which superseded SEC Staff Accounting Bulletin No. 101), (“SAB 104”) an analogy to EITF No. 91-6 and EITF No. 00-21 (which became effective for contracts entered into after June 2003). Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. For our USL and GSK agreements, the following describes our revenue recognition accounting policy. Non-refundable milestone payments that represent the completion of a separate earnings process and a substantive step in the research and development process are recognized as revenue when earned at the lesser of 1) the non-refundable cash received or 2) the proportionate level of effort expended to date during the development stage multiplied by the development stage revenue. This sometimes requires management to judge whether or not a milestone has been met, and when it should be recognized in the financial statements. Payments for milestones for which the completion of the earnings process is not yet complete (for example, payment received for the commencement of an activity that represents a separate earnings process) are recognized over the estimated performance period of such activity. This is to comply with the provisions of SAB 104, which provides for revenue to be recognized once delivery has occurred or services have been rendered. Royalties and/or milestones relating to sales of products by our licensees, and the delivery of products and research services will be recognized as such events occur as they represent the completion of a separate earnings process.

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

Accounting for Stock Options: We currently account for stock options granted to employees and directors in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Under SFAS No. 123 (revised 2004) “Share-Based Payment,” effective for our first quarter of 2006, we will recognize compensation cost for all awards granted after the effective date based on the grant date fair value (with limited exceptions). We account for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Had compensation cost for options granted to employees and directors been determined consistent with SFAS No. 123, our net loss would have increased for the quarter ended June 30, 2005 by approximately $122,000.

Inventory: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Finished goods and work in process inventory are generally fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and work in process inventory increased by $887,000 at June 30, 2005 from December 31, 2004. This increase negatively impacted both inventory on our balance sheet and our statement of operations by that amount. The determination of saleability of inventory can, at times, be subjective. Management determined that the calcitonin inventory produced in the first quarter of 2005 did not meet all technical specifications. While the possible future use of this inventory may be discussed with regulatory authorities, this additional uncertainty contributed to management’s decision to fully reserve production during the first quarter of 2005. For second quarter 2005 production, Unigene resolved the production issues and recent batches have met all specifications. Based on this, management believes that production for the second quarter of 2005 will likely be saleable, and no additional reserve was deemed necessary for the second quarter.

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

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

USL may not successfully market Fortical®.

Unigene’s operations for 2005 are highly dependent on the successful marketing of Fortical®. Fortical® was approved on August 12, 2005 and launched by USL on August 16, 2005. Any factors that adversely impact the marketing of Fortical®, including, but not limited to, delays related to production, distribution or regulatory issues, would have a severe negative impact on our cash flow and operating results.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at June 30, 2005, we had an accumulated deficit of approximately $113,000,000. Our gross revenues for the 6 months ended June 30, 2005 and the years ended December 31, 2004, 2003 and 2002 were $803,000, $8,400,000, $6,024,000, and $2,658,000, respectively. However, our revenues have not been sufficient to sustain our operations. Revenue for 2005 consists primarily of PTH sales and licensing revenue from previously deferred up-front and milestone payments. Revenue for 2004 consisted primarily of milestone revenue from GSK and calcitonin sales to Novartis. Revenue for 2003 consisted primarily of milestone payments from USL and GSK and PTH sales to GSK. As of August 1, 2005, we have three material revenue generating license agreements. Our injectable calcitonin product has been approved for commercial sale in a number of European countries, but we do not anticipate that these sales will produce significant revenues in the near-term. We believe that to achieve profitability we will require at least the successful commercialization of our nasal calcitonin or oral PTH products or another oral peptide product in the U.S. and abroad. On August 12, 2005, we received FDA approval of our nasal calcitonin product and the product was launched by USL on August 16, 2005.

During the years ended December 31, 2004, 2003 and 2002, we have incurred losses from operations of $5,344,000, $6,224,000 and $8,496,000, respectively. Our net losses for the years ended December 31, 2004, 2003 and 2002 were $5,941,000, $7,398,000 and $6,337,000, respectively. Our operating loss and net loss for the six months ended June 30, 2005 were $5,015,000 and $5,740,000, respectively. We might never be profitable.

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

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

•	USL’s ability to successfully market Fortical®;

•	the achievement of milestones in our Novartis and GSK agreements;

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	our partners’ ability to sell and market our products;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in expanding and maintaining our production facility;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the potential need to develop, acquire or license new technologies and products;

•	the continued ability to refinance demand loans from Jay Levy, Ronald Levy and Warren Levy; and

•	other factors beyond our control.

We had cash flow deficits from operations of $1,220,000, $4,632,000 and $1,315,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We had a cash flow deficit from operations of $5,564,000 for the six months ended June 30, 2005. We believe that we will generate financial resources to apply toward funding our operations through sales of Fortical® to USL, royalties from USL sales of Fortical®, the achievement of milestones in the Novartis, GSK and USL agreements and/or through the sale of PTH to GSK. However, if USL is unable to successfully market Fortical® or if we are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations.

We may need additional funds from financing or other sources to fully implement our business, operating and development plans. We sold 2,123,142 shares of our common and a five-year common stock purchase warrant to purchase up to 1,061,571 shares of our common stock at an exercise price of $1.77 per share to Fusion for gross proceeds of $3,000,000 in April 2005. The sale of our common stock by Fusion could cause the price of our common stock to decline. If our stock price declines, we may be unable to raise additional funds through the sale of our common stock to others. If we are able to sell shares of our common stock, the sales could result in significant dilution to our stockholders.

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

Our success depends on our ability to commercialize a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations. Except for our Fortical® product, most of our products are in early stages of development and we may never develop a calcitonin, PTH or other peptide product that makes us profitable. We have a contractual joint venture with SPG which may never generate significant profits. Our ability to achieve profitability is dependent on a number of factors, including our ability to complete development efforts, obtain regulatory approval for our product candidates, and commercialize successfully those product candidates or our technologies. We believe that the development of more desirable formulations is essential to expand consumer acceptance of peptide pharmaceutical products. However, we may not be successful in our development efforts, or other companies may develop such products, or superior products, before we do.

We may not be successful in our efforts to gain regulatory approval for our products other than Fortical® and, if approved, the approval may not be on a timely basis.

Even if we are successful in our development efforts, we may not be able to obtain the necessary regulatory approval for our products other than Fortical®. The FDA must approve the commercial manufacture and sale of pharmaceutical products in the United States. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the United States. We entered into a contractual joint venture agreement in China with SPG. The contractual joint venture may not be able to obtain regulatory approval in China. Although we have received regulatory approval in the European Union and Switzerland for the sale of our injectable calcitonin product, none of our products other than Fortical® has been approved for sale in the United States, and our other products may never receive the approvals necessary for commercialization. We must conduct further human testing on certain of our products before they can be approved for commercial sale. Any delay in receiving, or failure to receive, these approvals would adversely affect our ability to generate product revenues.

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

We have constructed and are operating a facility intended to produce Fortical®, calcitonin, PTH and other peptides. This facility has been inspected by European regulatory authorities who have determined that we were in compliance with the then-current European good manufacturing practice guidelines for the manufacture of calcitonin for human use, and we have also passed a pre-approval inspection conducted by the FDA for Fortical®. The risks associated with this facility include the failure to achieve targeted production and profitability goals, the development by others of superior processes and products, and the absence of a market for products produced by the facility. We have upgraded our manufacturing facility in order to expand our fill line in anticipation of the launch of our nasal calcitonin product. However, the successful commercialization of any of our other products may require us to make additional expenditures to expand or upgrade our manufacturing operations. We may be unable to make these capital expenditures when required.

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

Because we are a biopharmaceutical company, our operations are subject to extensive government regulation.

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

If USL successfully markets Fortical®, or if our other products receive regulatory approval, our competitors would include large pharmaceutical companies with superior resources.

We are engaged in developing pharmaceutical products, which is a rapidly changing and highly competitive field. To date, we have concentrated our efforts primarily on products to treat one indication — osteoporosis. Like the market for any pharmaceutical product, the market for treating osteoporosis has the potential for rapid, unpredictable and significant technological change. Competition is intense from specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. If USL is successful in marketing Fortical® or we are successful in obtaining approval for one of our other products, our future competitors will have substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major companies in the field of osteoporosis treatment include Novartis, Wyeth, Merck, Eli Lilly, Aventis and Procter and Gamble. We believe that we may be able to compete with these companies due both to our partnerships with GSK and USL and to our patented technologies. Any one of these potential competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

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

An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. Approval of our NDA in China will require a review of more than two years. Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of the entity’s profits, if any. As of June 30, 2005, we contributed $37,500 to the existing contractual joint venture.

In addition, we are obligated to pay to the Qingdao General Pharmaceutical Company, our former joint venture partner in China, an aggregate of $350,000 in monthly installment payments of $5,000 in order to terminate this joint venture, of which $45,000 is remaining as of June 30, 2005.

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

The 2,123,142 shares of common stock sold to Fusion are freely tradeable and the 1,061,571 warrant shares are also freely tradeable once the warrant is exercised by Fusion. All other shares sold under the previous common stock purchase agreements with Fusion are freely tradable. Fusion may sell none, some, or all of the shares of common stock purchased from us at any time.

The exercise of warrants and other issuances of shares will likely have a dilutive effect on our stock price.

As of June 30, 2005, there were outstanding warrants to purchase 1,976,073 shares of our common stock, all of which are currently exercisable at an average exercise price of $1.51 per share. The exercise of warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with other financing efforts.

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

The information below summarizes our market risks associated with debt obligations as of June 30, 2005. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Variable interest rates disclosed represent the rates at June 30, 2005. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

	Carrying Amount	Year of Maturity
		2005	2006	2007	2008	2009
Notes payable - stockholders	$2,973,323	2,973,323	—	—	—	—
Variable interest rate (1)	11.55%
Notes payable - stockholders	$5,710,000	5,710,000	—	—	—	—
Variable interest rate	6%
Notes payable - stockholders	$1,870,000	1,870,000	—	—	—	—
Fixed interest rate (2)	11%
Capital leases	$242,068	168,954	34,252	30,923	7,939	—
Fixed interest rate	11% - 16%

(1)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the variable interest rate on these notes has increased from the Merrill Lynch Margin Loan Rate plus .25% to the Merrill Lynch Margin Loan Rate plus 5.25%.
(2)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the fixed interest rate on these notes has increased from 6% to 11%.

Item 4. Controls and Procedures

For the quarterly period ending June 30, 2005 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation as of June 30, 2005, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the material weakness in our internal controls over financial reporting. We, along with Grant Thornton LLP (“Grant Thornton”), our independent registered public accounting firm, advised the Audit Committee of an internal control matter that was identified with respect to the valuation of inventory at June 30, 2005. Both management and Grant Thornton determined that there were certain errors in the calculation of certain inventory items that were detected prior to the completion and filing of the 10Q. Senior financial personnel have reviewed the inventory calculations and corrected these errors. No prior periods were affected. In response to the identified deficiency, we will implement the following modification to our internal controls and procedures, which we believe will address this matter: consistent with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002, we will document the procedures normally undertaken by the principal financial officer to review the calculations of inventory costs to be recorded in our financial statements. This will allow other personnel, in the absence of the principal financial officer to review the inventory costing process. Furthermore, our principal executive officer and our principal financial officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period. During the second quarter of 2005, we finalized the implementation of an IT disaster recovery plan and off-site storage of IT system backups.

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 3. Defalts Upon Senior Securities

(a)	See description of notes payable to stockholders in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 4. Submission of Matters to a Vote of Security Holders

On June 16, 2005, we held our Annual meeting of Stockholders in Parsippany, New Jersey. The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for and against or withheld and, as applicable, the number of abstentions as to each such matter.

Our stockholders voted to elect the following members of our Board of Directors for terms of one year each:

Nominee	For	Withheld
Jay Levy	68,849,017	885,576
Ronald S. Levy	68,825,917	908,676
Warren P. Levy	68,845,217	889,376
Allen Bloom	69,091,013	643,580
J. Thomas August	68,892,408	842,185
Robert F. Hendrickson	69,089,513	645,080
Marvin L. Miller	69,089,913	644,680

Our stockholders voted as follows to ratify the appointment of Grant Thornton LLP as our independent auditors for the fiscal year ending December 31, 2005:

For	Against	Abstain
69,331,605	352,884	50,104

Item 6. Exhibits

Number	Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

August 26, 2005	By:	/s/ Warren P. Levy
Warren P. Levy, President
(Chief Executive Officer)

August 26, 2005	By:	/s/ William Steinhauer
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