Form 10-Q
period 2005-09-30
UNIGENE LABORATORIES INC
filed 2005-11-21
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value— 82,060,166 shares as of November 14, 2005

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIGENE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,278,031	$4,235,801
Accounts receivable	2,836,600	625,955
Prepaid expenses	392,619	606,173
Inventory	3,652,563	1,370,275

Total current assets	11,159,813	6,838,204

Property, plant and equipment, net	1,902,835	1,831,203
Investment in joint venture	34,419	33,000
Patents and other intangibles, net	1,315,797	1,058,040
Other assets	12,662	377,178

Total assets	$14,425,526	$10,137,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$818,287	$637,786
Accrued expenses	1,462,766	1,744,036
Deferred licensing fees	756,752	756,752
Customer deposit for inventory purchases	—	357,456
Notes payable – stockholders	10,553,323	10,553,323
Accrued interest – stockholders	6,966,865	5,850,307
Current portion – capital lease obligations	79,331	243,908
Note payable – Tail Wind	—	920,167
Liabilities to be settled in common stock	—	2,500,002

Total current liabilities	20,637,324	23,563,737

Deferred licensing fees, excluding current portion	9,102,205	9,669,773
Capital lease obligations, excluding current portion	48,798	57,982

Total liabilities	29,788,327	33,291,492

Commitments and contingencies

Stockholders’ deficit:
Common Stock – par value $.01 per share, authorized 100,000,000 shares, issued 82,011,856 shares in 2005 and 78,395,895 shares in 2004	820,119	783,959
Additional paid-in capital	89,186,308	83,588,804
Accumulated deficit	(105,368,197)	(107,525,599)
Less: Treasury stock, at cost, 7,290 shares	(1,031)	(1,031)

Total stockholders’ deficit	(15,362,801)	(23,153,867)

	$14,425,526	$10,137,625

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Licensing and other revenue:
Licensing revenue	$4,189,190	$3,677,285	$4,567,568	$4,543,905
Product sales	5,675,142	1,526,300	6,032,598	1,777,000
Product royalties	2,006,876	—	2,006,876	—
Development services	—	—	11,729	—
Other	1,400	12,113	57,180	87,606

	11,872,608	5,215,698	12,675,951	6,408,511

Operating expenses:
Research and development	1,567,752	1,839,136	3,995,509	6,072,729
Cost of goods sold	848,771	1,311,840	1,141,619	1,506,600
Inventory reserve	134,313	—	1,120,585	—
General and administrative	1,011,550	809,917	3,122,699	2,279,561

	3,562,386	3,960,893	9,380,412	9,858,890

Operating income (loss)	8,310,222	1,254,805	3,295,539	(3,450,379)

Other income (expense):
Gain on the extinguishment of debt and related interest	—	—	—	286,466
Interest income	4,641	15,775	15,946	28,543
Interest expense-principally to stockholders	(412,408)	(328,447)	(1,139,083)	(1,044,413)

Income (loss) before income taxes	7,902,455	942,133	2,172,402	(4,179,783)

Income tax expense	5,000	10,000	15,000	15,200

Net income (loss)	$7,897,455	$932,133	$2,157,402	$(4,194,983)

Income (loss) per share – basic and diluted:
Net income (loss) per share – basic	$0.10	$0.01	$0.03	$(0.05)
Net income (loss) per share – diluted	$0.09	$0.01	$0.03	$(0.05)

Weighted average number of shares outstanding – basic	81,998,853	77,980,781	81,171,093	76,553,228
Weighted average number of shares outstanding – diluted	85,049,851	79,565,252	84,048,045	76,553,228

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

Nine Months Ended September 30, 2005

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2005	78,395,895	$783,959	$83,588,804	$(107,525,599)	$(1,031)	$(23,153,867)

Sale of common stock to Fusion at $1.87 to $2.00 per share (net of cash issuance costs of $12,000)	1,302,140	13,021	2,474,725	—	—	2,487,746

Exercise of stock options and warrants	190,679	1,907	132,168	—	—	134,075

Sale of common stock and warrants to Fusion (net of cash issuance costs of $55,000)	2,123,142	21,232	2,923,368	—	—	2,944,600
Recognition of stock option compensation expense	—	—	67,243	—	—	67,243
Net income, nine months ended September 30, 2005	—	—	—	2,157,402	—	2,157,402

Balance, September 30, 2005	82,011,856	$820,119	$89,186,308	$(105,368,197)	$(1,031)	$(15,362,801)

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2005	2004
Net cash provided by (used in) operating activities	$(1,539,706)	$542,912

Investing activities:
Purchase of equipment and furniture	(405,191)	(339,733)
Increase in patents and other intangibles	(319,335)	(132,643)
Increase (decrease) in other assets	364,516	(15,490)
Construction of leasehold and building improvements	(2,846)	(22,936)

Net cash used in investing activities	(362,856)	(510,802)

Financing activities:
Proceeds from sale of stock, net	2,932,344	3,459,292
Repayment of stockholder notes	—	(720,000)
Repayment of notes payable – Tail Wind	(920,167)	(57,519)
Repayment of capital lease obligations	(201,460)	(137,085)
Proceeds from exercise of stock options and warrants	134,075	509,302

Net cash provided by financing activities	1,944,792	3,053,990

Net increase in cash and cash equivalents	42,230	3,086,100

Cash and cash equivalents at beginning of period	4,235,801	511,865

Cash and cash equivalents at end of period	$4,278,031	$3,597,965

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Purchase of equipment through capital leases	$27,699	$57,643

Issuance of common stock in settlement of liabilities	$2,500,022	—

Cash paid for interest	$190,523	$23,800

Cash paid for income taxes	$15,000	$15,200

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

NOTE A - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to the 2004 financial statements to conform to the current presentation.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial condition or results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided alternative methods of disclosure for stock-based employee compensation. It also supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS

123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The effective date for SFAS 123(R) was modified by the SEC in April 2005 and now is effective for public entities that do not file as small business issuers as of the beginning of the next fiscal year that begins after June 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, which we currently estimate to be approximately $957,000 based upon the non-vested portion of current stock options, will be recognized as of the required effective date in 2006. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for either recognition or pro forma disclosures. The adoption of SFAS 123(R), in addition to the cumulative effect discussed above, will also have an impact on our results of operations based upon the grant of future options, the materiality of which will be determined by the amount and fair value of future stock option grants.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”). This statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted SFAS 153 during the third quarter of 2005 and the adoption did not have a material effect on our financial position or results of operations.

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

NOTE B – LIQUIDITY

At September 30, 2005, we had cash and cash equivalents of $4,278,000, an increase of $42,000 from December 31, 2004.

Fortical® was approved by the FDA on August 12, 2005 and launched on August 16, 2005 (see Note D). This approval triggered the final $4,000,000 milestone payment from Upsher-Smith Laboratories, Inc. (“USL”), which we received in September 2005. Through September 30, 2005, we generated sales of Fortical to USL in the amount of $5,675,000, partially representing launch quantities into distribution channels. We also earned royalties on USL’s sales of Fortical in the amount of $2,007,000 which was received in October 2005. The royalties covered a period of approximately three weeks after the approval and launch of Fortical. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the market place and, therefore, are difficult to predict. We believe that we will generate cash to apply toward funding our operations through sales of Fortical to USL, royalties from USL’s sales of Fortical, the achievement of milestones in the GlaxoSmithKline (“GSK”) and Novartis Pharma AG (“Novartis”) agreements and through the sale of parathyroid hormone (“PTH”) to GSK. We expect to have sufficient cash for the next twelve months if USL continues to successfully market Fortical, if we achieve significant milestones in our existing license agreements, or if we sign a new significant revenue-generating license agreement, and/or enter into a new financing agreement in the near-term. In addition, our cash position in both the short-term and long-term could be considerably improved by significant sales of our product to USL and royalties on USL’s sales of Fortical.

We have incurred annual operating losses since our inception and, as a result, at September 30, 2005, had an accumulated deficit of approximately $105,000,000 and a working capital deficiency of approximately $9,500,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $13,000,000 to $14,000,000 per year. In addition, we have principal and interest obligations under the outstanding notes payable to Jay Levy, Warren Levy and Ronald Levy (collectively the “Levys”), officers of Unigene, as well as obligations relating to our current and former joint venture agreements in China. As discussed in Note F to the financial statements, we have stockholder demand notes to the Levys in default at September 30, 2005, some of which were repaid in October 2005. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received through September 30, 2005. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $5,000,000 from GSK for PTH sales and for support of our PTH development activities from inception through September 30, 2005 (see Note C).

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002, a milestone payment of $3,000,000 in 2003 and a final milestone payment of $4,000,000 in the third quarter of 2005 (see Note D).

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

Our future ability to generate cash from operations will depend primarily, in the short-term, upon sales of Fortical to USL and royalties on USL’s sales of Fortical, the achievement of milestones in our existing license agreements, GSK-reimbursed development activities and the sale of PTH to GSK, and, in the long-term, on sales and royalties from the sale of Fortical and other licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for products that utilize our oral and nasal delivery technologies and/or our manufacturing technology. However, we may not be successful in achieving milestones in our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

NOTE C – GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through September 30, 2005. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through September 30, 2005. For the three and nine months ended September 30, 2005, we recognized $0 and $357,000, respectively, for PTH sales and an aggregate of $50,000 and $150,000 in licensing revenue, respectively. GSK could make additional milestone payments to us in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We will be responsible for manufacturing the product and USL will package the product and will distribute it nationwide. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. During 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin New Drug Application (“NDA”). During the third quarter of 2005, we received the final $4,000,000 milestone payment for the FDA’s approval of Fortical. Fortical was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. Revenue for the three and nine-month periods ended September 30, 2005 consists of the recognition of $39,000 and $118,000, respectively, of licensing revenue from USL in addition to $5,675,000 in sales to USL, the $4,000,000 milestone payment and $2,007,000 in royalties from USL for both the three-month and nine-month periods ended September 30, 2005. For USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Therefore, our quarterly reporting periods do not include royalty revenue for the last month of that period as such information would not be available and could not be reliably estimated at that time. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

During the second quarter of 2005, we shipped completed Fortical product to USL with an invoice value of approximately $1,986,000. Revenue for this transaction was not recognized in the second quarter of 2005, as all elements required to recognize such revenues had not yet been met. Accordingly, the $1,986,000 invoiced to USL was recognized as revenue and the corresponding cost to produce such product was included in cost of goods sold in the third quarter of 2005. We received an additional payment of $1,218,000 from USL for these shipments, which amount had not been recognized as revenue or deferred revenue at June 30, 2005 as it was considered a contingent payment pending FDA approval. In the third quarter of 2005 we recognized $3,204,000 of revenue and $453,000 of costs relating to shipments occurring prior to June 30, 2005. During the third quarter of 2005, we had additional Fortical sales to USL in the amount of $2,471,000.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. For the three and nine months ended September 30, 2005, we recognized $98,000 and $295,000 in licensing revenue. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program. Novartis has implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, has concluded a manufacturing campaign based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is projected to be used by Novartis in future studies including clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

NOTE F – NOTES PAYABLE – STOCKHOLDERS

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $229,000 and $634,000, and total interest expense on all Levy loans was approximately $407,000 and $1,117,000 for the three and nine months ended September 30, 2005, respectively. As of September 30, 2005, total accrued interest on all Levy loans was approximately $6,967,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,553,323. These loans are secured by security interests in our equipment, real property and/or certain of our patents. In October 2005, we repaid an aggregate of $448,000 in principal on these loans.

Outstanding stockholder loans consist of the following at September 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Jay Levy term loans (1)	$1,870	$1,870
Jay Levy demand loans (2) (3)	8,225	8,225
Warren Levy demand loans (4)	235	235
Ronald Levy demand loans (5)	223	223

	10,553	10,553
Accrued interest	6,967	5,850

Total loans and interest due to stockholders	$17,520	$16,403

(1)	Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes that matured January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at September 30, 2005 was approximately $1,550,000.
(2)	Loans from Jay Levy in the aggregate principal amount of $2,525,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (12.60% at September 30, 2005). These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at September 30, 2005 was approximately $3,233,000.
(3)	Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (7% at September 30, 2005) and are secured by a security interest in certain of our patents. Accrued interest on these loans at September 30, 2005 was approximately $1,375,000. On February 15, 2005, Jay Levy transferred these $5,700,000 of demand notes to the Jaynjean Levy Family Limited Partnership in exchange for partnership units. Warren Levy and Ronald Levy are general partners of that partnership.
(4)	Loans from Warren Levy in the aggregate principal amount of $230,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (12.60% at September 30, 2005). These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans plus accrued interest were repaid in full in October 2005. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (7% at September 30, 2005). These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at September 30, 2005 was approximately $409,000.
(5)	Loans from Ronald Levy in the aggregate principal amount of $218,323 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (12.60% at September 30, 2005). These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans plus accrued interest were repaid in full in October 2005. An additional loan in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (7% at September 30, 2005). These loans are secured by a secondary security interest in our equipment and real property. Accrued interest on these loans at September 30, 2005 was approximately $400,000.

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

NOTE H – INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

	September 30, 2005	December 31, 2004
Finished goods – net of allowances of $1,489,000 and $1,762,000, respectively	$2,216,190	$—
Work in process – net of allowances of $0 and $146,000, respectively	184,647	292,848
Raw materials	1,251,726	1,077,427

Total	$3,652,563	$1,370,275

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

In October 2003, we entered into a common stock purchase agreement, as amended, with Fusion under which Fusion agreed, if so requested by Unigene and subject to certain conditions, to purchase on each trading day during the term of the agreement $30,000 of our common stock up to an aggregate of $15,000,000. This agreement was terminated by us in April 2005. We had the ability to decrease or suspend purchases or terminate the agreement at any time. The sales price per share to Fusion was equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest three closing sale prices of our common stock during the twelve trading days prior to the date of purchase by Fusion. As compensation for its commitment, we issued to Fusion in October 2003, 1,000,000 shares of common stock and a five-year warrant, as amended, to purchase 250,000 shares of common stock at an exercise price of $0.90 per share which was charged to additional paid-in-capital. Fusion may sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant. In December 2004, we received an advance from Fusion in the aggregate amount of $2,500,002. This was classified on our balance sheet as “Liability to be settled in common stock.” This sale was contingent upon a prior Fusion registration statement becoming effective, which occurred in January 2005. Therefore, in January 2005 we issued an aggregate of 1,302,140 shares to Fusion to settle this liability. In December 2000, we issued a five-year warrant to purchase 373,002 shares of Unigene common stock to an investment banker as a fee in connection with our first Fusion financing agreement. The warrant has an exercise price of $1.126. During the first quarter of 2005, 30,779 shares of common stock were issued as a result of a cashless exercise of 58,500 warrant shares. As a result, at September 30, 2005 there are 314,502 shares remaining to be issued under this warrant and an aggregate of 1,626,073 shares to be issued under the Fusion and investment banker warrants.

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

Former joint venture

In 2000, we became obligated to pay to the Qingdao General Pharmaceutical Company (“Qingdao”), our former joint venture partner in China, an aggregate of $350,000 in monthly principal installment payments of $5,000 in order to terminate this joint venture of which $30,000 is remaining as of September 30, 2005. We recognized the entire $350,000 obligation as an expense in 2000.

NOTE K – GAIN ON THE EXTINGUISHMENT OF DEBT AND RELATED INTEREST

In July 2003, we were named in a lawsuit filed by Covington and Burling, our former attorneys. Covington and Burling alleged that we failed to pay certain statements rendered by the law firm for legal services and costs advanced and that we failed to pay the principal and interest on two promissory notes executed by us in favor of the law firm. Covington and Burling sought damages in the amount of $918,209 plus interest and counsel fees. In December 2003, we entered into a settlement agreement with Covington and Burling. Under the agreement, any payments we made to Covington and Burling before December 31, 2004 would reduce our total obligation of $1,098,000, consisting of principal and interest, by a multiple of the payment. During the three month period ended March 31, 2004, we made payments to Covington and Burling in the aggregate amount of $150,000. These payments had an average multiple of 1.42 and reduced our debt to Covington and Burling by $213,269. We therefore recognized a gain on extinguishment of debt in the amount of $63,269 in the first quarter of 2004. In April 2004, pursuant to the terms of the settlement agreement, we paid Covington and Burling $660,725, at a multiple of 1.33944, which resulted in full satisfaction of the outstanding indebtedness of $885,002, thereby recognizing a gain on extinguishment of debt in the amount of $223,197 in the second quarter of 2004.

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

Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows for the three and nine-month periods ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss):

As reported	$7,897,455	$932,133	$2,157,402	$(4,194,983)
Add: Total employee and director stock-based compensation recognized	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(90,055)	(26,756)	(285,886)	(61,164)

Pro forma net income (loss)	$7,807,400	$905,377	$1,871,516	$(4,256,147)

Basic net income (loss) per share:

As reported	$0.10	$0.01	$0.03	$(0.05)
Pro forma	$0.10	$0.01	$0.02	$(0.06)

Diluted net income (loss) per share:

As reported	$0.09	$0.01	$0.03	$(0.05)
Pro forma	$0.09	$0.01	$0.02	$(0.06)

NOTE M – EARNINGS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (as of date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for the nine-month period ended September 30, 2004 because our stock options and warrants (approximately 5,928,000 potential shares of common stock) would be antidilutive.

The following shows the reconciliation for weighted average number of shares outstanding for basic and diluted EPS at September 30:

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Weighted average number of common shares used in basic EPS	81,171,093	81,998,853	77,980,781

Effect of dilutive securities:
Stock options	2,279,575	2,367,828	1,532,000
Warrants	597,377	683,170	52,471

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	84,048,045	85,049,851	79,565,252

Shares underlying stock options and warrants that were not included in computing dilutive EPS because their effects were antidilutive	856,000	845,000	2,141,000

NOTE N – PATENTS AND OTHER INTANGIBLES

Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of an asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. As of September 30, 2005, nine of our patents had issued in the U.S. and forty-seven had issued in various foreign countries. Various other applications are still pending.

Details of intangible assets are summarized as follows:

	September 30, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$130,000	$14,000	$144,000	$125,000	$19,000
Patents	1,264,000	736,000	528,000	1,116,000	678,000	438,000
Deferred Patents	757,000	0	757,000	580,000	0	580,000
Deferred Trademarks	17,000	0	17,000	21,000	0	21,000

	$2,182,000	$866,000	$1,316,000	$1,861,000	$803,000	$1,058,000

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding our company and our business, financial condition, results of operations and prospects. Such forward-looking statements include those which express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “projects,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. These forward-looking statements include statements about the following: our financial condition, product sales and royalties, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the delay in obtaining or the failure to obtain regulatory approvals for our products and litigation. Factors that could cause or contribute to differences in results and outcomes include, without limitation, those discussed in “Risk Factors” below, such as uncertain revenue levels, rapidly changing technologies, stock price volatility and other factors discussed in our various filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Introduction

Unigene is a biopharmaceutical company with two locations in New Jersey. Our single business segment focuses on research, production and delivery of peptides for medical use. We have concentrated most of our efforts to date on one peptide, calcitonin, for the treatment of osteoporosis and other indications. Our first approved product in Europe was injectable calcitonin. This product has not generated significant revenue. Our nasal calcitonin product, Fortical, for the treatment of postmenopausal osteoporosis, was approved by the FDA on August 12, 2005 and was launched by USL on August 16, 2005. This is our first product approval in the United States. This approval triggered the final $4,000,000 milestone payment from USL, which was received in September 2005, as well as sales and royalties. In the third quarter of 2005, we recognized $5,675,000 in sales to USL and $2,007,000 in royalty revenue from USL. We licensed this product to USL in 2002. We are also developing other potential peptide products including parathyroid hormone, or PTH, for osteoporosis. For oral PTH, licensed to GSK in 2002, a Phase I human trial in 2004 demonstrated positive preliminary results by showing that the PTH delivered was intact and biologically active. In 2004, we licensed worldwide rights to our manufacturing technology to Novartis for their production of calcitonin. Novartis has implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, has concluded a manufacturing campaign based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is projected to be used by Novartis in future studies including clinical trials. Our peptide products other than Fortical will require clinical trials and/or approvals from regulatory agencies and all of our products will require acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive FDA approval or significant sales for these products. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do.

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

Revenue

Revenue is summarized as follows for the three and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Product Sales	$5,675,142	$1,526,300	$6,032,598	$1,777,000

Licensing Revenue	4,189,190	3,677,285	4,567,568	4,543,905
Product Royalties	2,006,876	—	2,006,876	—
Development Services	—	—	11,729	—
Other	1,400	12,113	57,180	87,606

	$11,872,608	$5,215,698	$12,675,951	$6,408,511

Revenue for the three months ended September 30, 2005 increased 128% to $11,873,000 from $5,216,000, in the comparable period in 2004. Revenue for the nine months ended September 30, 2005 increased 98% to $12,676,000 from $6,409,000 in the comparable period in 2004. These increases were due to our receipt of a $4,000,000 milestone payment from USL and recognition of sale revenues following our receipt of FDA approval for Fortical in August, 2005. Revenue for the three and nine months ended September 30, 2005 included $5,675,000 in Fortical sales to USL partially representing launch quantities into distribution channels as well as $2,007,000 in royalty revenue from USL. Revenue for the three months and nine months ended September 30, 2004 consisted primarily of calcitonin sales to Novartis and milestone revenue from GSK in the amount of $3,500,000 and $4,000,000, respectively, for the three-month and nine-month periods ended September 30, 2004. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict.

Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees and is therefore subject to uncertain timing and not predictive of future revenue. In addition, bulk product sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional sales of PTH to GSK will fluctuate based upon GSK’s future needs, which cannot currently be estimated. We expect that sales revenue and royalty revenue could increase in future years if USL is able to successfully market and distribute Fortical. We received FDA approval for Fortical on August 12, 2005 and the product was launched by USL on August 16, 2005, but it is uncertain whether or not the product will be marketed successfully and if Fortical will be accepted in the marketplace.

During the second quarter of 2005, we shipped filled Fortical product to USL with an aggregate invoice value of approximately $1,986,000. Revenue for this transaction was not recognized in the second quarter of 2005, as all elements required to recognize such revenues had not yet been met. Accordingly, the $1,986,000 invoiced to USL was considered deferred revenue and the corresponding cost to produce such product was included as a deferred asset at June 30, 2005. We received an additional payment of $1,218,000 from USL for these shipments as a result of FDA approval, which amount had not been recognized as revenue or a deferred asset at June 30, 2005, since it was considered a contingent payment. Fortical was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. Therefore, the $1,986,000 invoiced to USL for second quarter shipments, as well as the $1,218,000 in contingent payments for the shipments, were recognized as sales revenue in the third quarter of 2005 as a result of FDA approval.

Costs and Expenses

Research and development, traditionally our largest expense, decreased 15% to $1,568,000 from $1,839,000 for the three months ended September 30, 2005, and decreased 34% to $3,996,000 from $6,073,000 for the nine months ended September 30, 2005 as compared to the same periods in 2004. The three-and nine-month decreases were primarily attributable to more costs being associated with manufacturing and inventory production activities instead of research and development functions due to our required calcitonin and Fortical production under the USL agreement. There were also reductions in depreciation expense due to machinery and equipment becoming fully depreciated in 2004 in the amount of $246,000 for the nine months ended September 30, 2005 and a reduction in outside development costs for nasal calcitonin in the amount of $157,000 and $83,000, respectively, for the three months and nine months ended September 30, 2005. Salaries increased $306,000 for the three-month period ended September 30, 2005 as less payroll was allocated to 2005 production because Fortical utilizes less labor costs than bulk calcitonin production. In addition, consulting fees increased $191,000 and $202,000 for the three-month and nine-month periods ended September 30, 2005, respectively, primarily due to the USL collaboration.

Cost of goods sold consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs such as depreciation and maintenance. Cost of goods sold were $849,000 and $1,142,000, respectively, for the three and nine months ended September 30, 2005 and $1,312,000 and $1,507,000 for the comparable periods in 2004. The 2004 periods relate primarily to calcitonin production under our Novartis agreements. The 2005 periods relate primarily to Fortical production for USL. Fortical utilizes less labor costs than bulk calcitonin production. Current Fortical production also uses calcitonin that was previously fully-reserved prior to 2005, thereby reducing current costs. After we utilize the balance of our fully-reserved calcitonin, our cost of goods sold for Fortical will increase. Production related expenses should continue to increase in 2005 and future years as we anticipate a successful Fortical rollout, as well as increased peptide production to meet our partners’ needs.

The inventory reserve recorded during the three months ended March 31, 2005 of $887,000 represents the cost of calcitonin produced during our manufacturing start-up phase, for intended use in our nasal calcitonin product. A portion of this production was completed during the second quarter, adding approximately $99,000 to the inventory reserve. Management determined that the saleability of the calcitonin inventory produced in the first quarter of 2005 did not meet all technical specifications. While the possible future use of this inventory may be discussed with regulatory authorities, this uncertainty contributed to management’s decision to fully reserve inventory produced during the first quarter of 2005. The third quarter increase in inventory reserve of $134,000 relates to management’s decision to reserve calcitonin production that did not meet the yield specification.

General and administrative expenses increased 25% to $1,012,000 from $810,000 for the three months ended September 30, 2005, and increased 37% to $3,123,000 from $2,278,000 for the nine months ended September 30, 2005 as compared to the same periods in 2004. The three-month increase was primarily due to increased officer salaries of approximately $152,000 due to salary increases and the promotion of three new officers, as well as increased professional fees of $115,000 primarily due to increased audit and other fees related to Sarbanes-Oxley compliance. The nine-month increase was primarily attributable to increased officer salaries of $380,000 due to salary increases and the promotion of three new officers and increased professional fees of approximately $420,000 due to increased audit and other fees related to Sarbanes-Oxley compliance.

Other Income/Expense

Gain on the extinguishment of debt and related interest in 2004 resulted from our December 2003 settlement agreement with Covington and Burling. Under the agreement, any payments that we made to Covington and Burling before December 31, 2004 would reduce our total obligation of approximately $1,097,000, consisting of principal and interest, by a multiple of the amount of the payment. During the nine-month period ended September 30, 2004, we made payments to Covington and Burling in the aggregate amount of approximately $811,000. These payments had average multiples of approximately 1.355 and reduced our debt to Covington and Burling by the full amount of approximately $1,097,000, for the nine-month period ended September 30, 2004. We therefore recognized a gain on extinguishment of debt in the amount of approximately $286,000, for the nine-month period ended September 30, 2004.

Interest expense increased $84,000 and $95,000, or 26% and 9%, to $412,000 and $1,139,000 for the three and nine months ended September 30, 2005 from $328,000 and $1,044,000 for the comparable periods in 2004. Each period was affected by the fact that in 2001 we did not make principal and interest payments on certain officers’ loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest for the three and nine-month periods was approximately $229,000 and $634,000 for 2005 and $178,000 and $538,000 for 2004. In addition, interest rates have continued to rise during 2005. These increases were partially offset due to the February 2005 pay-off of the Tail Wind debt and a repayment of officers’ loans to us of $720,000 during 2004.

Net Income (Loss)

Due to increases in sales and royalty revenue and the related decrease in cost of goods sold resulting from the 2005 production of Fortical versus the 2004 production of calcitonin, partially offset by increases in inventory reserve and in general and administration expense, net income for the three months ended September 30, 2005 increased 747% or approximately $6,965,000 to $7,897,000 from $932,000 for the corresponding period in 2004.

Due to increases in sales and royalty revenue, decreased research and development expenses due to the recharacterization as inventory of certain manufacturing and personnel costs and decreased cost of goods sold, partially offset by increased inventory reserve and higher general and administrative expenses, we had net income for the nine months ended September 30, 2005 of $2,157,000 as compared to a net loss of ($4,195,000) for the corresponding period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have a number of future payment obligations under various agreements. They are summarized at September 30, 2005 as follows:

Contractual Obligations	Total	Calendar Year
		2005	2006	2007	2008	2009	Thereafter
Notes payable - stockholders	$10,553,323	10,553,323	—	—	—	—	—
Capital leases	128,129	53,642	34,252	31,975	8,260	—	—
Operating leases	1,704,086	54,506	213,313	206,718	205,062	201,950	822,537
Chinese joint ventures (SPG and Qingdao)	892,500	382,500	15,000	495,000	—	—	—
Executive compensation	126,250	126,250	—	—	—	—	—
Accrued interest – stockholders	6,966,865	6,966,865	—	—	—	—	—

Total Contractual Obligations	$20,371,153	18,137,086	262,565	733,693	213,322	201,950	822,537

At September 30, 2005, we had cash and cash equivalents of $4,278,000, an increase of $42,000 from December 31, 2004. Our primary source of cash has historically been (1) licensing fees for new agreements, (2) milestone payments from those or existing agreements, (3) product sales under licensing agreements and (4) the sale of our common stock. We cannot be certain that any of these cash sources will continue to be available to us in the rest of 2005 or in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestones are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to determine. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular.

We believe that in the short-term we will generate cash to apply toward funding our operations through sales of Fortical to USL and royalties on USL’s sales of Fortical, the achievement of milestones in our existing license agreements, GSK-reimbursed development activities and the sale of PTH to GSK, and, in the long-term, on sales and royalties from the sale of Fortical and other licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin, as well as for other peptides, and for our manufacturing technology. However, we may not be successful in achieving milestones in our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received through September 30, 2005. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $5,000,000 from GSK for PTH sales and for support of our PTH development activities from inception through September 30, 2005. PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product.

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002, a milestone payment of $3,000,000 in 2003 and a final milestone payment of $4,000,000 in the third quarter of 2005. Third quarter sales to USL of $5,675,000 included $3,204,000 from second quarter shipments, which were recognized as revenue in the third quarter of 2005 due to FDA approval. During the third quarter of 2005, we had additional

Fortical sales to USL in the amount of $2,471,000. Third quarter and nine month sales partially represent launch quantities into distribution channels. Fortical was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. This approval triggered the final $4,000,000 milestone payment from USL.

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received a $2,000,000 milestone payment from Novartis associated with the transfer of our patented manufacturing technology. In January 2005, we received $600,000 from Novartis for the final payment on their calcitonin purchases. Initially, Novartis purchased calcitonin from us for use in their oral calcitonin development program. Novartis has implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, has concluded a manufacturing campaign based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is projected to be used by Novartis in future studies including clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us.

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

•	For nasal calcitonin, we filed an Investigational New Drug application (“IND”) with the FDA in February 2000 and successfully completed human studies using our product. A license agreement was signed in November 2002 with USL and an NDA was filed with the FDA in March 2003. The NDA was accepted for review by the FDA in May 2003. In January 2004 we announced the receipt of an approvable letter from the FDA. Fortical was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. This approval triggered the final $4,000,000 milestone payment to us from USL, as well as sales and royalties.

•	For oral calcitonin, Pfizer terminated its license agreement with us in March 2001 and as a result we are seeking a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. The costs of these trials may be borne by a future licensee depending upon our future financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, any product launch will take at least several years.

•	For oral PTH, a Phase I human trial, which commenced in June 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable product using our PTH. A license agreement for this product was signed with GSK in April 2002.

Due to our limited financial resources, any delay in achieving milestones in our existing license agreements, or in signing new license or distribution agreements for our products may have an adverse effect on our operations and our cash flow. Any delay or failure in successfully marketing Fortical would have an adverse effect on our operations and our cash flow.

We maintain our peptide production facility on leased premises in Boonton, New Jersey. We began production under cGMP guidelines at this facility in 1996. Our lease expires in 2014. We have a ten-year renewal option under the lease, as well as an option to purchase the facility. During the first nine months of 2005, we invested approximately $436,000 in fixed assets and leasehold improvements. Currently, we have no material purchase commitments outstanding.

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

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $634,000, and total interest expense on all Levy loans was approximately $1,117,000 for the nine months ended September 30, 2005. As of September 30, 2005, total accrued interest on all Levy loans was approximately $6,967,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,553,323. These loans are secured by security interests in our equipment, real property and/or certain of our patents. In October 2005, we repaid an aggregate of $448,000 in principal on these loans.

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

If USL is unable to successfully market Fortical, or if we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement in the near term, we would need to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product or another peptide product in the U.S. and abroad. However, it is uncertain whether or not any of our products other than Fortical will be approved, or if any of our products will be commercially successful.

As of December 31, 2004, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $85,000,000, expiring from 2005 through 2023, which are available to reduce future earnings, which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Section 382 of the Internal Revenue Code of 1986, as amended. A portion of these net operating losses are related to gains on exercises of employee stock options. In addition, as of December 31, 2004, we had research and development credits in the approximate amount of $3,500,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2005 through 2024. We have New Jersey operating loss carryforwards in the approximate amount of $26,000,000, expiring from 2007 through 2010, which are available to reduce future earnings, otherwise subject to state income tax. Changes in New Jersey tax law in 2004 allow the use of a company’s own New Jersey net operating losses to offset 50% of its current taxable income. All of these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority (“NJEDA”). In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that are both important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 3 of the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an alternate policy would not produce a materially different result.

Revenue Recognition: We recognize revenue from the sale of products, and from royalties, licensing agreements, research services and grants.

Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included in deferred assets. Revenue from research services are recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when work is conducted under the grant. Such revenues generally do not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectibility is reasonably assured. In the case of USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Therefore, our quarterly reporting periods do not include royalty revenue for the last month of that period as such information would not be available and could not be reliably estimated at that time.

Licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. We follow the accounting guidance of SEC Staff Accounting Bulletin No. 104 (which superseded SEC Staff Accounting Bulletin No. 101) (“SAB 104”), an analogy to EITF No. 91-6 and EITF No. 00-21 (which became effective for contracts entered into after June 2003). Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. For our USL and GSK agreements, the following describes our revenue recognition accounting policy. Non-refundable milestone payments that represent the completion of a separate earnings process and a substantive step in the research and development process are recognized as revenue when earned at the lesser of 1) the non-refundable cash received or 2) the proportionate level of effort expended to date during the development stage multiplied by the development stage revenue. This sometimes requires management to judge whether or not a milestone has been met and when it should be recognized in the financial statements. Payments for milestones for which the completion of the earnings process is not yet complete (for example, payment received for the commencement of an activity that represents a separate earnings process) are recognized over the estimated performance period of such activity. This is to comply with the provisions of SAB 104, which provides for revenue to be recognized once delivery has occurred or services have been rendered. Royalties and/or milestones relating to sales of products by our licensees, and the delivery of products and research services, will be recognized as such events occur as they represent the completion of a separate earnings process.

In addition, EITF No. 00-21 requires companies to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 had a significant impact on our 2004 financial statements due to our Novartis agreement. Accordingly, up-front and development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement.

Accounting for Stock Options: We currently account for stock options granted to employees and directors in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Under SFAS No. 123 (revised 2004) “Share-Based Payment,” effective for our first quarter of 2006, we will recognize compensation cost for all awards granted after the effective date based on the grant date fair value (with limited exceptions). We account for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Had compensation cost for options granted to employees and directors been determined consistent with SFAS No. 123, our net loss would have increased for the quarter ended September 30, 2005 by approximately $90,000.

Inventory: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Finished goods and work in process inventory are generally fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for 2005 finished goods and work in process production increased by $1,121,000 at September 30, 2005 from December 31, 2004, primarily due to first quarter inventory reserves. This increase negatively impacted both inventory on our balance sheet and our statement of operations by that amount. The determination of saleability of inventory can, at times, be subjective. Management determined that the calcitonin inventory produced in the first quarter of 2005 did not meet all technical specifications. While the possible future use of this inventory may be discussed with regulatory authorities, this additional uncertainty contributed to management’s decision to fully reserve production during the first quarter of 2005. For second quarter 2005 production, Unigene resolved the production issues and recent batches have met all specifications. Based on this, management believes that production for the second and third quarters of 2005 will likely be saleable, and no additional reserve was deemed necessary for the second or third quarters except for one calcitonin batch produced in the third quarter which did not meet the yield specification and is therefore being fully reserved.

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

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

Unigene’s operations for 2005 and future years are highly dependent on the successful marketing of Fortical.

Fortical was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. Any factors that adversely impact the marketing of Fortical, including, but not limited to, competition or delays related to production and distribution or regulatory issues, would have a severe negative impact on our cash flow and operating results.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at September 30, 2005, we had an accumulated deficit of approximately $105,000,000. Our gross revenues for the nine months ended September 30, 2005 and the years ended December 31, 2004, 2003 and 2002 were $12,676,000, $8,400,000, $6,024,000, and $2,658,000, respectively. However, our revenues have not been sufficient to sustain our operations. Revenue for 2005 consists primarily of revenue generated from our agreement with USL for Fortical including sales, royalties and a milestone payment. Revenue for 2004 consisted primarily of milestone revenue from GSK and calcitonin sales to Novartis. Revenue for 2003 consisted primarily of milestone payments from USL and GSK and PTH sales to GSK. As of September 30, 2005, we had three material revenue generating license agreements. Our injectable calcitonin product has been approved for commercial sale in a number of European countries, but we do not anticipate that these sales will produce significant revenues. We believe that to achieve profitability we will require at least the successful commercialization of our nasal calcitonin or oral PTH products or another oral peptide product in the U.S. and abroad.

During the years ended December 31, 2004, 2003 and 2002, we have incurred losses from operations of $5,344,000, $6,224,000 and $8,496,000, respectively. Our net losses for the years ended December 31, 2004, 2003 and 2002 were $5,941,000, $7,398,000 and $6,337,000, respectively. Our operating income and net income for the nine months ended September 30, 2005 were $3,296,000 and $2,157,000, respectively. It is uncertain whether or not we will be profitable for the twelve months ended December 31, 2005. We might never be profitable.

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

We may require additional funding to sustain our operations and our ability to secure additional financing is uncertain.

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

•	USL’s ability to successfully market Fortical;

•	the achievement of milestones in our Novartis and GSK agreements;

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	our partners’ ability to sell and market our products;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in expanding and maintaining our production facility;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the potential need to develop, acquire or license new technologies and products;

•	the continued ability to manage demand loans from Jay Levy, Ronald Levy and Warren Levy; and

•	other factors beyond our control.

We had cash flow deficits from operations of $1,220,000, $4,632,000 and $1,315,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We had a cash flow deficit from operations of $1,540,000 for the nine months ended September 30, 2005. We believe that we will generate financial resources to apply toward funding our operations through sales of Fortical to USL, royalties from USL sales of Fortical, the achievement of milestones in the Novartis and GSK agreements and/or through the sale of PTH to GSK. However, if USL is unable to successfully market Fortical or if we are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations.

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

Some of our officers have made loans to us, some of which are in default, and they are entitled to remedies available to a secured creditor, which gives them a priority over the holders of our common stock.

Some of our officers have made loans to us under promissory notes in the aggregate principal amount of $10,553,323, of which a total of $4,843,323, plus accrued interest, is in default as of September 30, 2005. In October 2005, we repaid an aggregate of $448,000 in principal on these loans. Our obligations under these promissory notes are secured by, among other things, mortgages upon all of the real property we own and pledges of substantially all of our assets. If we become insolvent or are liquidated, or if payment under the default promissory notes is accelerated, the holders of the promissory notes will be entitled to exercise the remedies available to a secured lender under applicable law which would entitle them to full repayment before any funds could be paid to our shareholders.

Most of our products are in early stages of development and we may not be successful in our efforts to develop a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations.

Our success depends on our ability to commercialize a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations. Except for our Fortical product, most of our products are in early stages of development and we may never develop a calcitonin, PTH or other peptide product that makes us profitable. We have a contractual joint venture with SPG which may never generate significant profits. Our ability to achieve profitability is dependent on a number of factors, including our ability to complete development efforts, obtain regulatory approval for our product candidates, and commercialize successfully those product candidates or our technologies. We believe that the development of more desirable formulations is essential to expand consumer acceptance of peptide pharmaceutical products. However, we may not be successful in our development efforts, or other companies may develop such products, or superior products, before we do.

We may not be successful in our efforts to gain regulatory approval for our products other than Fortical and, if approved, the approval may not be on a timely basis.

Even if we are successful in our development efforts, we may not be able to obtain the necessary regulatory approval for our products other than Fortical. The FDA must approve the commercial manufacture and sale of pharmaceutical products in the United States. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the United States. We entered into a contractual joint venture agreement in China with SPG. The contractual joint venture may not be able to obtain regulatory approval in China. Although we have received regulatory approval in the European Union and Switzerland for the sale of our injectable calcitonin product, none of our products other than Fortical has been approved for sale in the United States, and our other products may never receive the approvals necessary for commercialization. We must conduct further human testing on certain of our products before they can be approved for commercial sale. Any delay in receiving, or failure to receive, these approvals would adversely affect our ability to generate product revenues.

We may not be successful in efficiently manufacturing or commercializing our products.

If any of our products are approved for commercial sale, we will need to manufacture the product in commercial quantities at a reasonable cost in order for it to be a successful product that will generate profits. Because of our limited clinical, manufacturing and regulatory experience and the lack of a marketing organization, we are likely to rely on licensees or other parties to perform one or more tasks for the commercialization of pharmaceutical products. For example, we rely on USL to market and distribute Fortical in the U.S. We may incur additional costs and delays while working with these parties, and these parties may ultimately be unsuccessful in the commercialization of a product.

We have made a substantial investment in our production facility which we may need to upgrade or expand in order to manufacture some of our products in commercial quantities required by our corporate partners.

We have constructed and are operating a facility intended to produce Fortical, calcitonin, PTH and other peptides. This facility has been inspected by European regulatory authorities who have determined that we were in compliance with the then-current European good manufacturing practice guidelines for the manufacture of calcitonin for human use, and we have also passed a pre-approval inspection conducted by the FDA for Fortical. The risks associated with this facility include the failure to achieve targeted production and profitability goals, the development by others of superior processes and products, and the absence of a market for products produced by the facility. We have upgraded our manufacturing facility in order to expand our fill line in anticipation of the launch of our nasal calcitonin product. However, the successful commercialization of any of our other products may require us to make additional expenditures to expand or upgrade our manufacturing operations. We may be unable to make these capital expenditures when required.

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

We currently have significant license agreements with Novartis worldwide for the production of calcitonin, with GSK worldwide for oral PTH and with USL in the United States for nasal calcitonin. We are pursuing additional opportunities to license, or enter into distribution arrangements for products that utilize our oral and nasal delivery technologies and/or our manufacturing technology . However, we may not be successful in any of these efforts.

In June 2000, we entered into a joint venture agreement with SPG for the manufacture and distribution of injectable and nasal calcitonin products in China and possibly, with our approval, other selected Asian markets, for the treatment of osteoporosis. The contractual joint venture began operations in March 2002; sales of its injectable calcitonin product began in April 2002, using SPG’s existing license. Sales are being used by the contractual joint venture to offset startup costs. Therefore, we expect that the contractual joint venture’s initial net income or loss will be immaterial to our overall results of operations. We have entered into distribution agreements for our injectable formulation of calcitonin in the United Kingdom, Ireland and Israel. We also have entered into a license agreement in Greece for nasal calcitonin. To date, we have not received material revenues from these agreements and may never do so.

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

Fortical currently faces competition from large pharmaceutical companies and if our other products receive regulatory approval, these other products would also face competition from large pharmaceutical companies with superior resources.

We are engaged in developing pharmaceutical products, which is a rapidly changing and highly competitive field. To date, we have concentrated our efforts primarily on products to treat one indication — osteoporosis. Like the market for any pharmaceutical product, the market for treating osteoporosis has the potential for rapid, unpredictable and significant technological change. Competition is intense from specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. There could also be future competition from products that are generic to our product or the innovator product. Fortical currently faces competition from large pharmaceutical companies and if other products receive regulatory approval, these other products would also face competition from large pharmaceutical companies with substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major companies in the field of osteoporosis treatment include Novartis, Merck, Eli Lilly, Aventis and Procter & Gamble. We believe that we should be able to compete with these companies due both to our partnerships with GSK and USL and to our patented technologies. However, one of these potential competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Our success depends upon our ability to protect our intellectual property rights.

We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral and nasal formulations that we have invented in the course of our research. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021. To date, nine U.S. patents have been issued and other applications are pending. We have also made patent application filings in selected foreign countries and forty-seven foreign patents have been issued with other applications pending. We face the risk that any of our pending applications will not be issued as patents. In addition, our patents may be found to be invalid or unenforceable. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

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

An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. Approval of our NDA in China will require a review of more than two years and the outcome of such review is uncertain. Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of the entity’s profits, if any. As of September 30, 2005, we contributed $37,500 to the existing contractual joint venture.

In addition, we are obligated to pay to the Qingdao General Pharmaceutical Company, our former joint venture partner in China, an aggregate of $350,000 in monthly installment payments of $5,000 in order to terminate this joint venture, of which $30,000 is remaining as of September 30, 2005.

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

The 2,123,142 shares of common stock sold to Fusion are freely tradeable and the 1,061,571 warrant shares are also freely tradeable once the warrant is exercised by Fusion. All other shares sold under the previous common stock purchase agreements with Fusion are freely tradable. Fusion may sell none, some, or all of the shares of common stock purchased from us at any time. The sale of these shares could cause the price of our common stock to decline.

The exercise of warrants and other issuances of shares will likely have a dilutive effect on our stock price.

As of September 30, 2005, there were outstanding warrants to purchase 1,846,073 shares of our common stock, all but 20,000 of which are currently exercisable at an average exercise price of $1.42 per share. The exercise of warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with other financing efforts.

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

The information below summarizes our market risks associated with debt obligations as of September 30, 2005. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Variable interest rates disclosed represent the rates at September 30, 2005. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

	Carrying Amount	Year of Maturity
		2005	2006	2007	2008	2009
Notes payable - stockholders	$2,973,323	2,973,323	—	—	—	—
Variable interest rate (1)	12.60%
Notes payable - stockholders	$5,710,000	5,710,000	—	—	—	—
Variable interest rate	7%
Notes payable - stockholders	$1,870,000	1,870,000	—	—	—	—
Fixed interest rate (2)	11%
Capital leases	$128,129	53,642	34,252	31,975	8,260	—
Fixed interest rate	11% -16%

(1)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the variable interest rate on these notes has increased from the Merrill Lynch Margin Loan Rate plus .25% to the Merrill Lynch Margin Loan Rate plus 5.25%.
(2)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the fixed interest rate on these notes has increased from 6% to 11%.

Item 4. Controls and Procedures

For the quarterly period ended September 30, 2005 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation as of September 30, 2005, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to a material weakness in our internal control over financial reporting regarding the allocation of expenses. Furthermore, our principal executive officer and our principal financial officer concluded that, with the exception of the changes described below regarding the inventory costing process, there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period.

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

In response to an identified material weakness from the second quarter of 2005, during the quarterly period ended September 30, 2005 we implemented the following modification to our internal controls and procedures, which we believe addressed the deficiency: consistent with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002, we have documented the procedures normally undertaken by the principal financial officer to review the calculations of inventory costs to be recorded in our financial statements. This will allow other personnel, in the absence of the principal financial officer to review the inventory costing process. We, along with Grant Thornton LLP (“Grant Thornton”), our independent registered public accounting firm, advised the Audit Committee of an internal control matter that was identified with respect to the allocation of expenses at September 30, 2005. Both management and Grant Thornton determined that there was an error in the allocation between cost of goods sold and research and development expenses that was detected prior to the completion and filing of the 10Q. Senior financial personnel have reviewed the allocations and corrected this error. No prior periods were affected. In addition, in response to the identified deficiency, we will implement the following modification to our internal control over financial reporting which we believe will address this matter: consistent with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002, we will hire additional personnel to improve segregation of duties and facilitate the review process related to the allocation of expenses to be disclosed in our financial statements. Additionally, our principal executive officer and principal financial officer determined that, with the exception of the changes described above in this paragraph, there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UNIGENE LABORATORIES, INC. (Registrant)

November 21, 2005	By:	/s/ Warren P. Levy
Warren P. Levy, President
(Chief Executive Officer)

November 21, 2005	By:	/s/ William Steinhauer
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