Form 10-K
period 2005-12-31
UNIGENE LABORATORIES INC
filed 2006-03-16
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Title of class:

Common Stock, $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of June 30, 2005 was $131,904,409.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value—83,418,815 shares as of March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in the items captioned “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of our business, or industry results, to be materially different from any future results, performance or activities expressed or implied by the forward-looking statements. These factors include: general economic and business conditions, our financial condition, product sales and royalties, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals for our products, litigation, and other factors discussed in this Form 10-K.

Item 1.	Business.

Overview

Unigene Laboratories, Inc., a biopharmaceutical company, was incorporated in the State of Delaware in 1980. Our single business segment focuses on the research, production and delivery of small proteins, referred to as peptides, for medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream. Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. Our revenue for the past three years has all been derived from domestic sources. We have licensed worldwide rights to our manufacturing and delivery technologies for oral parathyroid hormone, which we refer to as PTH, to GlaxoSmithKline, or GSK. We have also licensed in the U.S. our nasal calcitonin product, which we have trademarked as Fortical®, to Upsher-Smith Laboratories, Inc., or USL. Fortical was approved by the Food and Drug Administration, or FDA, in August 2005. This is our first product approval in the United States. Both of these products are being developed for the treatment of osteoporosis. We have also licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis Pharma AG, or Novartis. We have an injectable calcitonin product, Forcaltonin®, that is approved for sale in the European Union and in Switzerland for osteoporosis indications. This product has not generated significant revenue. Our peptide products other than Fortical in the United States will require clinical trials and/or approvals from regulatory agencies and all of our products will require acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive FDA approval or significant sales for these products. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do.

Our Accomplishments

Among our major accomplishments are:

•	Development and Licensing of a Proprietary Peptide Production Process. One of our principal scientific accomplishments is our success in developing a highly efficient biotechnology-based peptide production process. Several patents relating to this process have issued. We believe that these proprietary processes are key steps in the more efficient and economical commercial production of medically-useful peptides. Many of these peptides cannot be produced at a reasonable cost in sufficient quantities for human testing or commercial use by currently available production processes. We have constructed and are operating a manufacturing facility employing this process to produce PTH and calcitonin, and we have also produced laboratory-scale quantities of several other peptides. During 2004, we licensed worldwide rights to the technology to Novartis for their production of calcitonin.

•

Development and Licensing of Proprietary Technology for Oral Delivery. We have developed and patented an oral formulation that has successfully delivered therapeutically important quantities of calcitonin and PTH into the bloodstream of human subjects in studies performed by Unigene and our collaborators. We believe that the components of our patented oral product also can enable the delivery of other peptides and we have initiated studies to investigate this possibility internally and in collaboration with others. During 2001, we reported successful oral delivery in animal studies of various peptides including PTH for the treatment of osteoporosis and insulin for the treatment of diabetes. During 2002, we licensed rights to our manufacturing and delivery technologies for oral PTH to GSK. During 2004, GSK successfully completed a Phase I study for oral PTH.

•	Development and Licensing of Proprietary Technology for Nasal Delivery. We have developed and patented a nasal calcitonin formulation that, in human studies, demonstrated similar blood levels to an existing nasal calcitonin product and also demonstrated a comparable decrease in bone loss, as measured by several industry accepted blood markers, and a comparable increase in bone mineral density. During 2002, we licensed U.S. rights to our nasal calcitonin product, Fortical, to USL. We filed a new drug application, or NDA, for Fortical in March 2003 and Fortical was approved by the FDA in August 2005. This is our first product approval in the United States. This approval triggered the receipt of the final $4,000,000 milestone payment from USL and the launch of the product has resulted in sales and royalty payments from USL.

Strategy

These patented manufacturing and delivery technologies form the basis of our business strategy. The potential pharmaceutical products that we are developing use one or, in most cases, two of these technologies. Our oral calcitonin and oral PTH products would utilize our peptide production process as well as our oral delivery system for peptides. These products are currently in development and, if approved, they most likely would be introduced into the market years from now.

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

•	GlaxoSmithKline License Agreement. In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through December 31, 2005. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through December 31, 2005. For the year ended December 31, 2005, we recognized $357,000 for PTH sales and an aggregate of $200,000 in licensing revenue. GSK could make additional milestone payments to us in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

•

Upsher-Smith Laboratories License Agreement. In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin, Fortical, for the treatment of osteoporosis. We are responsible for manufacturing the product and USL is packaging the product and distributing it nationwide. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. During 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. During the third quarter of 2005, we received the final $4,000,000 milestone payment for the FDA’s approval of Fortical. Fortical was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. Revenue from USL for the year ended December 31, 2005 consists of the recognition of $158,000 of licensing revenue, in addition to $6,479,000 in sales, the $4,000,000 milestone payment and $2,613,000 in royalties. For USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Therefore, our quarterly reporting periods do not include royalty revenue for the last month of that period as such information is not available and cannot be reliably estimated at this time. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

•	Novartis License Agreement. In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. For the year ended December 31, 2005, we recognized $393,000 in licensing revenue. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is projected to be used by Novartis in future studies including clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

•	China Joint Venture. In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group, or SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG will contribute its existing injectable calcitonin license to the joint venture, which will allow the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. The timing of the approval of our NDA in China is uncertain. During this review process, brief local human trials will be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The existing joint venture began operations in March 2002 and sales of its injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. The existing joint venture’s results to date have been immaterial to our overall results of operations. We account for our investment in the joint venture under the equity method. Our investment and our share of the earnings in the existing joint venture have been immaterial to date.

•	Other License or Distribution Arrangements. In addition to the joint venture with SPG, we have licensed distributors in Greece, where the product is not yet approved, for our nasal calcitonin product and in the United Kingdom, Ireland and Israel for our injectable product. However, these agreements have not produced significant revenues. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin as well as for other oral peptides. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products.

Our revenue for the last three years has almost entirely been from our licenses with USL, GSK and Novartis.

Revenue from Licensees:

	2005	2004	2003
USL	93%	2%	52%
GSK	4%	61%	44%
Novartis	3%	36%	1%
Other	—	1%	3%

Competition

Our primary business activity has been biotechnology research and development. Biotechnology research is highly competitive, particularly in the field of human health care. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies, universities and other non-profit research organizations, many of which can devote considerably greater financial resources than we can to research activities. We believe that one of our main competitors in the field of oral delivery of peptides is Emisphere Technologies, Inc. Novartis is our main competitor for Fortical and the market-leader in the U.S. for a nasal calcitonin product. There could also be future competition from products that are generic to our product or the innovator product. Our calcitonin and PTH products have potential applications in the treatment of osteoporosis. Fortical currently faces competition from large pharmaceutical companies who produce osteoporosis products and, if any of our other products receive regulatory approval, these other products would also face competition from large pharmaceutical companies with substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major companies in the field of osteoporosis treatment include Novartis, Merck, Eli Lilly, Sanofi-Aventis and Procter & Gamble. We believe that we should be able to compete with these companies due both to our partnerships with GSK and USL and to our patented technologies. We believe that success in competing with others in the biotechnology industry will be based primarily upon scientific expertise and technological superiority. We also believe that success will be based on the ability to identify and to pursue scientifically feasible and commercially viable opportunities and to obtain proprietary protection for research achievements. Our success will further depend on our ability to obtain adequate funding and on developing, testing, protecting, producing and marketing products and obtaining their timely regulatory approval. However, any of our competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Product Manufacture

We have been producing calcitonin since 1992. We constructed a cGMP facility for the production of calcitonin at leased premises located in Boonton, New Jersey. The facility began producing calcitonin under cGMP guidelines in 1996. The facility also produces our proprietary amidating enzyme for use in producing calcitonin as well as PTH. The current maximum production level of the facility is approximately five kilograms of bulk calcitonin or PTH per year. We believe that our facility’s current capacity is sufficient to support expected Fortical sales. The facility also contains a filling line to fill and label Fortical. Most of the raw materials we use in our peptide production process are readily available in sufficient quantities from a number of sources. However, certain raw materials have a single supplier. For example, for Fortical production, the glass vials and pumps currently used are purchased from a single source. We are seeking to qualify additional suppliers for our single source items.

The facility can be modified to increase peptide production capacity. If we are successful in our efforts to commercialize a peptide product, we expect that we may incur additional expenditures to expand or upgrade our manufacturing operations. However, under our license agreement with Novartis, we have the ability to purchase significant quantities of calcitonin from Novartis, thereby avoiding the need to expand our facility in order to meet increased requirements for calcitonin. Although the facility currently is devoted primarily to calcitonin and PTH production, it also is suitable for producing other peptide products.

We are allowed to manufacture peptides for human use. European health authorities inspected the facility in connection with the filing of our injectable calcitonin dossier and found it to be in compliance with the then-current European good manufacturing practice guidelines, and we passed a pre-approval inspection conducted by the FDA for Fortical. However, there is always the risk that our operations might not remain in compliance or that approval by other agencies will not be obtained.

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

The regulatory approval process for a pharmaceutical product requires substantial resources and can take many years. There is always a risk that any additional regulatory approvals required for our production facility or for any of our products will not be obtained in a timely manner. Our inability to obtain, or delays in obtaining, these approvals, would adversely affect our ability to continue to fund our programs, to produce marketable products, or to receive revenue from milestone payments, product sales or royalties. We also cannot predict the extent of any adverse governmental regulation that may arise from future legislative and administrative action.

The FDA or other regulatory agencies may audit our production facility at any time to ensure that it is operating in compliance with cGMP guidelines. These guidelines require that production operations be conducted in strict compliance with our established rules for manufacturing and quality control. These agencies are empowered to suspend production operations and/or product sales if, in their opinion, significant or repeated changes from these guidelines have occurred. A suspension by any of these agencies could have a material adverse impact on our operations.

Development of a Nasal Calcitonin Product

A major pharmaceutical company received FDA approval in 1995 for the marketing of a nasally administered calcitonin product, which substantially increased sales of calcitonin products in the U.S. During 1999, we completed preliminary human studies for our proprietary nasal calcitonin product. In 2000, we filed an Investigational New Drug Application, or IND, with the FDA to begin human testing of our nasal product as a treatment for osteoporosis. We filed a patent application for our nasal calcitonin product in February 2000 and the patent issued in August 2002. In February 2000, we began U.S. human studies. In December 2000, we successfully completed a human study demonstrating similar blood levels between our product and that of an existing nasal calcitonin product. We successfully completed a second human study which showed a rapid and persistent reduction in bone loss as measured by several accepted blood markers. A substance in the bloodstream that measures the rate of bone loss in the tested subjects decreased by an average of over 40% in the first month of the study, and that reduction was maintained throughout the three-month dosing period during which the measurements were taken. In addition, statistically significant increases in bone mineral density were shown at the spine and hip. In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL and during 2003 we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. Fortical was approved by the FDA on August 12, 2005 and launched on August 16, 2005. This approval triggered the final $4,000,000 milestone payment from USL. Through December 31, 2005, we generated sales of Fortical to USL in the amount of $6,479,000, primarily representing launch quantities into distribution channels. We also earned royalties on USL’s sales of Fortical in the amount of $2,613,000. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the market place and, therefore, are difficult to predict. We are responsible for manufacturing the product and selling filled calcitonin product to USL. USL packages the product and distributes it nationwide. However, USL may not be successful in its efforts to commercialize Fortical. This agreement with USL is subject to certain termination provisions. We are currently dependent on USL to market and distribute Fortical and to provide a very significant portion of our future revenue. The loss of USL as a licensee could have a material adverse effect on our business.

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

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development activities, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In January 2003, we received a $1,000,000 milestone payment from GSK in acknowledgement of the performance demonstrated by our oral PTH formulation in animal studies. In June 2004, we received a $4,000,000 milestone payment from GSK for the commencement of a Phase I human trial. In October 2004, we announced the preliminary results of this trial. The formulation tested demonstrated that it can deliver PTH into the bloodstream of human subjects and that the PTH molecule was intact and biologically active. GSK could make additional milestone payments to us in the aggregate amount of up to $142,000,000, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and GSK will pay us a royalty on its worldwide sales of the product. From April 2002 through December 31, 2005, in addition to the aforementioned milestones, we have received an aggregate of $5,000,000 from GSK for development activities and sales of bulk PTH under a supply agreement. The royalty rate will be increased if certain sales milestones are achieved. However, we may not be successful in future clinical trials or in our efforts to obtain the approval of the FDA and other government entities for our oral PTH product or to manufacture and sell the product. This agreement with GSK is subject to certain termination provisions.

Regulatory Approval of Our Injectable Calcitonin Product

In January 1999, we received approval from the European Committee for Proprietary Medicinal Products, referred to as the CPMP, to market Forcaltonin, our injectable calcitonin product, in all 15 member states of the European Union as a treatment for Paget’s disease and for hypercalcemia. The active ingredient for this product is manufactured at our Boonton facility. We began to market this product in Europe for these indications in 1999. Sales of Forcaltonin, through 2005, have been insignificant. In 2001, we received an approval in Switzerland for our injectable calcitonin product that includes an osteoporosis indication. In November 2002, the CPMP completed its review of all calcitonin products currently marketed in the European Union, including all injectable and nasal formulations, and recommended revisions to and harmonization of the authorized indications for these products. Authorized indications for injectable calcitonin products now include the prevention of acute bone loss in men or women due to sudden immobilization (such as for patients with recent osteoporotic fractures) while nasal calcitonin products are indicated for the treatment of established post-menopausal osteoporosis to prevent vertebral fractures. In June 2003, we received notification from European regulatory authorities granting the above-mentioned osteoporosis indication for Forcaltonin. However, we may never successfully commercialize this product.

Development of our Oral Calcitonin Product

In 1995 and 1996, we successfully tested a proprietary calcitonin oral formulation in two separate human studies in the United Kingdom. These studies indicated that the majority of those who received oral calcitonin showed levels of the peptide in blood samples taken during the trial that were greater than the minimum levels generally regarded as being required for maximum medical benefit. We believe that these were the first studies to demonstrate that significant blood levels of calcitonin could be observed in humans following oral administration of the peptide. In 1996, we successfully conducted a third pilot human study in the United Kingdom which used lower calcitonin dosages than in the prior two human trials. The results of this trial indicated that every test subject showed levels of the peptide in their blood samples that exceeded the minimum levels generally regarded as required for maximum medical benefit.

In 1997, we entered into an agreement under which we granted to the Parke-Davis division of Warner-Lambert Company (which merged with Pfizer in 2000), a worldwide license to make, use and sell oral calcitonin. Under this agreement, Pfizer had the ability to terminate the license if (1) a product containing calcitonin manufactured by Unigene was disapproved in the U.S. or Europe; (2) peak blood levels were too low; (3) the product was infeasible for scientific or technical reasons; (4) we were declared bankrupt or insolvent; (5) there was an uncured material breach; or (6) Pfizer could not meet at least 25% of its sales projections.

During 1999, we, together with Pfizer, successfully concluded two pilot human studies using an oral calcitonin formulation manufactured by Warner-Lambert. Both studies showed significant measurable blood levels of calcitonin. In December 1999, Warner-Lambert filed an Investigational NDA with the FDA for the conduct of human trials in the U.S. of our oral calcitonin product as a treatment for osteoporosis. Warner-Lambert began a Phase I/II human study in April 2000 and patient dosing for this study was completed in December 2000. Pfizer analyzed the results of the study and informed us in March 2001 that the results of the study with regard to measurement of bone marker activity were inconclusive. Pfizer terminated the license agreement for scientific reasons citing this conclusion. We believe that this study, in which an FDA approved product, nasal calcitonin, also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral calcitonin product. We also believe that the results would have been more favorable if patients in the study had received calcium supplementation, in addition to calcitonin. Therefore, we intend to continue the development of our oral calcitonin product as a treatment for osteoporosis and, possibly, osteoarthritis, and we are seeking licensees for this product in the U.S. and other countries. In addition, due to the termination of the Pfizer agreement, the rights to all technologies and information developed in the course of the collaboration have reverted to us. We have no continuing commitments to Pfizer.

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

Patents and Proprietary Technology

We have filed a number of applications for U.S. patents relating to our proprietary peptide manufacturing process and our delivery technologies. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021. To date, the following nine U.S. patents have issued:

•	five patents covering improvements in our manufacturing technology

•	three patents covering oral delivery of peptides

•	one patent covering our nasal calcitonin formulation

We believe that our manufacturing patents give us a competitive advantage in producing peptides cost-effectively and in large quantities, because they cover a highly efficient bacterial fermentation process for producing peptides.

We also believe that our oral delivery patents give us a competitive advantage in enabling us to develop peptide products in oral forms, because they cover a process allowing delivery of significant quantities of peptides into the bloodstream. Peptides are small proteins that get broken down in the digestive system. Most commercial peptide products are currently available only in injectable or nasal spray formulations.

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

We believe that our manufacturing and oral delivery patent estates provide both a current and future advantage. Currently, the patent estates protect our intellectual property rights in the development of our manufacturing and oral delivery processes. In the future, we expect that the patent estates will give us a competitive advantage in commercializing our products.

Other applications are pending. We also have made filings in selected foreign countries, and forty-six foreign patents have issued. However, our pending applications may not issue as patents and our issued patents may not provide us with significant competitive advantages. Furthermore, our competitors may independently develop or obtain similar or superior technologies.

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

Employees

As of February 15, 2006, we had 88 full-time employees. Twenty-five were engaged in research, development and regulatory activities, 47 were engaged in production activities and 16 were engaged in general, administrative and support functions. Nine of our employees hold Ph.D. degrees. Our employees are experts in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; and quality control. None of our employees is covered by a collective bargaining agreement. Warren P. Levy, President, and Ronald S. Levy, Executive Vice President, both executive officers and directors, have signed employment agreements with us.

Research and Development

We have established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral and nasal delivery technologies to the development of proprietary products and processes. Approximately 82% of our employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. We spent $6 million on research and development activities in 2005, $7.9 million in 2004, and $8.4 million in 2003.

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

Item 1A.	Risk Factors.

Our business is subject to the following risk factors:

Unigene’s operations for 2006 and future years are highly dependent on the successful marketing of Fortical.

Fortical was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. Any factors that adversely impact the marketing of Fortical, including, but not limited to, competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will have a severe negative impact on our cash flow and operating results.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at December 31, 2005, we had an accumulated deficit of approximately $108,000,000. Our gross revenues for the years ended December 31, 2005, 2004 and 2003 were $14,276,000, $8,400,000 and $6,024,000, respectively. However, our revenues have not been sufficient to sustain our operations. Revenue for 2005 consists primarily of revenue generated from our agreement with USL for Fortical including sales, royalties and a milestone payment. Revenue for 2004 consisted primarily of milestone revenue from GSK and calcitonin sales to Novartis. Revenue for 2003 consisted primarily of milestone payments from USL and GSK and PTH sales to GSK. As of December 31, 2005, we had three material revenue generating license agreements. Our injectable calcitonin product has been approved for commercial sale in a number of European countries, but we do not anticipate that these sales will produce significant revenues. We believe that to achieve profitability we will require at least the successful commercialization of our nasal calcitonin or oral PTH products or another oral peptide product in the U.S. and abroad.

For 2005, we had operating income of $594,000 and during the years ended December 31, 2004 and 2003 we incurred losses from operations of $5,344,000 and $6,224,000, respectively. Our net losses for the years ended December 31, 2005, 2004 and 2003 were $496,000, $5,941,000 and $7,398,000, respectively. We might never be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for each of the years ended December 31, 2005, 2004 and 2003 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

•	USL’s ability to successfully market Fortical;

•	the achievement of milestones in our Novartis and GSK agreements;

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	our partners’ ability to sell and market our products;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in expanding and maintaining our production facility;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the potential need to develop, acquire or license new technologies and products; and

•	the continued ability to manage demand loans from Jay Levy.

We had cash flow deficits from operations of $1,500,000, $1,220,000 and $4,632,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We believe that we will generate financial resources to apply toward funding our operations through sales of Fortical to USL, royalties from USL sales of Fortical, the achievement of milestones in the Novartis and GSK agreements and/or through the sale of PTH to GSK. However, if USL is unable to successfully market Fortical or if we are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations.

We may need additional funds from financing or other sources to fully implement our business, operating and development plans. We sold 2,123,142 shares of our common stock and a five-year common stock purchase warrant to purchase up to 1,061,571 shares of our common stock at an exercise price of $1.77 per share to Fusion for gross proceeds of $3,000,000 in April 2005. The sale of our common stock by Fusion could cause the price of our common stock to decline. If our stock price declines, we may be unable to raise additional funds through the sale of our common stock to others.

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

Some of our officers have made loans to us under promissory notes in the aggregate principal amount of $10,105,000, of which a total of $4,395,000, plus $5,067,000 in accrued interest, is in default as of December 31, 2005. Our obligations under these promissory notes are secured by, among other things, mortgages upon all of the real property we own and pledges of substantially all of our assets. If we become insolvent or are liquidated, or if payment under the default promissory notes is accelerated, the holders of the promissory notes will be entitled to exercise the remedies available to a secured lender under applicable law which would entitle them to full repayment before any funds could be paid to our shareholders.

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

We may not be successful in efficiently developing, manufacturing or commercializing our products.

Because of our limited clinical, manufacturing and regulatory experience and our lack of a marketing organization, we are likely to rely on licensees or other parties to perform one or more tasks for the commercialization of pharmaceutical products, such as USL to market and distribute Fortical in the U.S. If any of our products are approved for commercial sale, the product will need to be manufactured in commercial quantities at a reasonable cost in order for it to be a successful product that will generate profits. We may incur additional costs and delays while working with these parties, and these parties may ultimately be unsuccessful in the commercialization of a product.

We have made a substantial investment in our production facility which we may need to upgrade or expand in order to manufacture some of our products in commercial quantities required by our corporate partners.

We have constructed and are operating a facility intended to produce Fortical, calcitonin, PTH and other peptides. This facility has been inspected by European regulatory authorities who have determined that we were in compliance with the then-current European good manufacturing practice guidelines for the manufacture of calcitonin for human use, and we have also passed a pre-approval inspection conducted by the FDA for Fortical. The risks associated with this facility include the failure to achieve targeted production and profitability goals, the development by others of superior processes and products, and the absence of a market for products produced by the facility. We upgraded our manufacturing facility in order to expand our fill line for Fortical. However, the successful commercialization of any of our other products may require us to make additional expenditures to expand or upgrade our manufacturing operations. We may be unable to make these capital expenditures when required.

Our success is dependent on our ability to establish and maintain commercial partnerships and currently we have only three significant license agreements.

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

We currently have significant license agreements with Novartis worldwide for the production of calcitonin, with GSK worldwide for oral PTH and with USL in the United States for nasal calcitonin. We are pursuing additional opportunities to license or enter into distribution arrangements for products that utilize our oral and nasal delivery technologies and/or our manufacturing technology. However, we may not be successful in any of these efforts.

In June 2000, we entered into a joint venture agreement with SPG for the manufacture and distribution of injectable and nasal calcitonin products in China and possibly, with our approval, other selected Asian markets, for the treatment of osteoporosis. The contractual joint venture began operations in March 2002; sales of its injectable calcitonin product began in April 2002, using SPG’s existing license. Sales are being used by the contractual joint venture to offset startup costs. Therefore, the contractual joint venture’s initial net income or loss will be immaterial to our overall results of operations. We have entered into distribution agreements for our injectable formulation of calcitonin in the United Kingdom, Ireland and Israel. We also have entered into a license agreement in Greece for nasal calcitonin. To date, we have not received material revenues from these agreements and may never do so.

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

The FDA or other regulatory agencies may audit our production facility at any time to ensure compliance with cGMP guidelines. These guidelines require that we conduct our production operation in strict compliance with our established rules for manufacturing and quality controls. Any of these agencies can suspend production operations and product sales if they find significant or repeated deviations from these guidelines. A suspension would likely cause us to incur additional costs or delays in product development.

Fortical currently faces competition from large pharmaceutical companies and if our other products receive regulatory approval, these other products would also face competition from large pharmaceutical companies with superior resources.

We are engaged in developing pharmaceutical products, which is a rapidly changing and highly competitive field. To date, we have concentrated our efforts primarily on products to treat one indication — osteoporosis. Like the market for any pharmaceutical product, the market for treating osteoporosis has the potential for rapid, unpredictable and significant technological change. Competition is intense from specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. There could also be future competition from products that are generic to our product or the innovator product. Fortical currently faces competition from large pharmaceutical companies who produce osteoporosis products and if any of our other products receive regulatory approval, these other products would also face competition from large pharmaceutical companies with substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we have. Major companies in the field of osteoporosis treatment include Novartis, Merck, Eli Lilly, Sanofi-Aventis and Procter & Gamble. We believe that we should be able to compete with these companies due both to our partnerships with GSK and USL and to our patented technologies. However, one of these potential competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Our success depends upon our ability to protect our intellectual property rights.

We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral and nasal formulations that we have invented in the course of our research. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021. To date, nine U.S. patents have been issued and other applications are pending. We have also made patent application filings in selected foreign countries and forty-six foreign patents have been issued with other applications pending. We face the risk that any of our pending applications will not be issued as patents. In addition, our patents may be found to be invalid or unenforceable. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

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

An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. The timing of the approval of our NDA in China is uncertain. Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of the entity’s profits, if any. As of December 31, 2005, we contributed $37,500 to the existing contractual joint venture.

In addition, we are obligated to pay to the Qingdao General Pharmaceutical Company, our former joint venture partner in China, an aggregate of $350,000 in monthly installment payments of $5,000 in order to terminate this joint venture, of which $15,000 is remaining as of December 31, 2005.

We may be unable to retain key employees or recruit additional qualified personnel.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical, production and managerial personnel. There is intense competition for qualified personnel in our business. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, production and managerial personnel in a timely manner, would harm our research and development programs and our business.

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

The 2,123,142 shares of common stock sold to Fusion in April 2005 are freely tradeable. All other shares previously sold under the prior common stock purchase agreements with Fusion are also freely tradable. Fusion may sell none, some, or all of the shares of common stock purchased from us at any time. The sale of these shares could cause the price of our common stock to decline.

The exercise of warrants and options, as well as other issuances of shares, will likely have a dilutive effect on our stock price.

As of December 31, 2005, there were outstanding warrants to purchase 1,331,571 shares of our common stock, all but 20,000 of which are currently exercisable, at an average exercise price of $1.61 per share. There are also outstanding stock options to purchase an aggregate of 3,647,315 shares of common stock, at an average exercise price of $1.01, of which 2,874,262 are currently exercisable. The exercise of warrants or options at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with other financing efforts.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

While these facilities are adequate for current purposes, we are considering the possibility of constructing or leasing some additional office space.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have not declared or paid any cash dividends since inception, and do not anticipate paying any in the near future.

We became a public company in 1987. As of February 15, 2006, there were 631 holders of record of our common stock. Our common stock is traded on the OTC Bulletin Board under the symbol UGNE. The prices below represent high and low sale prices per share of our common stock.

	2005	2004
	High-Low	High-Low
1st Quarter:	$2.63-1.49	$0.94-0.59
2nd Quarter:	2.04-1.48	1.09-0.61
3rd Quarter:	3.08-1.26	1.02-0.75
4th Quarter:	4.63-2.71	2.39-0.96

Item 6.	Selected Financial Data.

STATEMENT OF OPERATIONS DATA

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Revenue:
Licensing, product sales and other revenue	$14,276	$8,400	$6,024	$2,658	$865
Costs and expenses:
Research & development expenses, inventory reserve and cost of goods sold	9,042	10,667	9,361	8,376	9,122
General and administrative	4,640	3,077	2,877	2,778	2,700
Net loss	(496)	(5,941)	(7,398)	(6,337)	(12,472)
Net loss per share, basic and diluted	(.01)	(.08)	(.11)	(.11)	(.26)
Weighted average number of shares outstanding	81,482	76,959	65,598	57,877	47,483

BALANCE SHEET DATA

(In thousands)

	December 31,
	2005	2004	2003	2002	2001
Cash and cash equivalents	$4,146	$4,236	$512	$2,224	$405
Working capital deficiency	(10,974)	(16,726)	(18,666)	(15,534)	(21,684)
Total assets	12,774	10,138	5,067	7,064	9,047
Total long-term debt, obligations and deferred revenue, including current portion	11,729	13,519	8,778	8,706	4,314
Total liabilities	29,281	33,291	26,454	24,729	22,459
Total stockholders’ deficit	(16,507)	(23,154)	(21,387)	(17,965)	(15,840)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Years ended December 31, 2005, 2004 and 2003

Introduction

Unigene is a biopharmaceutical company engaged in the research, production and delivery of small proteins, referred to as peptides, for medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream. Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. Our revenue for the past three years has primarily been derived from domestic sources. We have licensed worldwide rights to our manufacturing and delivery technologies for oral parathyroid hormone, which we refer to as PTH, to GlaxoSmithKline, or GSK. We have also licensed in the U.S. our nasal calcitonin product, which we have trademarked as Fortical®, to Upsher-Smith Laboratories, Inc., or USL. Fortical was approved by the FDA in August 2005. This is our first product approval in the United States. Both of these products are being developed for the treatment of osteoporosis. We have also licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis Pharma AG, or Novartis. We have an injectable calcitonin product, Forcaltonin, that is approved for sale in the European Union and in Switzerland for osteoporosis indications. This product has not generated significant revenue. Our peptide products other than Fortical in the United States will require clinical trials and/or approvals from regulatory agencies and all of our products will require acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive FDA approval or significant sales for these products. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do.

We generate revenue through licensing agreements with pharmaceutical companies and by achieving milestones in these agreements. These agreements, to date, have not been sufficient to generate all of the cash to meet our needs. In addition, there are risks that current agreements will not be successful and that future agreements will not be consummated. We have tried to mitigate these risks by developing additional proprietary technologies and by pursuing additional licensing opportunities but there is no guarantee that these efforts will be successful. We are also seeking to generate future revenue from sales of Fortical, but there is no guarantee that the product will generate significant revenue.

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

Revenue

Revenue is summarized as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Product Sales	$6,836,524	$3,329,884	$1,287,936
Licensing Revenue	4,756,753	4,610,919	4,359,396
Royalty Revenue	2,613,364	—	—
Development Services	11,729	354,006	305,987
Other	57,180	105,233	70,663

	$14,275,550	$8,400,042	$6,023,982

Revenue for the year ended December 31, 2005 increased 70% to $14,276,000 from $8,400,000 in the comparable period in 2004. This increase was due to our receipt of a $4,000,000 milestone payment from USL and recognition of sale revenues and royalty revenue following our receipt of FDA approval for Fortical in August 2005. Revenue for the year ended December 31, 2005 included $6,479,000 in Fortical sales to USL, primarily representing launch quantities into distribution channels as well as $2,613,000 in royalty revenue from USL. Revenue for the year ended December 31, 2004 consisted primarily of peptide sales to Novartis and GSK of $3,330,000 as well as milestone revenue from GSK in the amount of $4,000,000. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict.

Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees and is therefore subject to uncertain timing and not predictive of future revenue. In addition, bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional sales of PTH to GSK will fluctuate based upon GSK’s future needs, which we cannot currently estimate. We expect that sales revenue and royalty revenue could increase in future years if USL is able to successfully market and distribute Fortical. We received FDA approval for Fortical on August 12, 2005 and the product was launched by USL on August 16, 2005, but it is uncertain whether or not the product will be marketed successfully and if Fortical will be accepted in the marketplace.

Revenue increased 39% to $8,400,000 for the year ended December 31, 2004 as compared to $6,024,000 for the year ended December 31, 2003. Revenue for 2004 included a $4,000,000 milestone payment from GSK related to a Phase I study for our oral PTH product, as well as $2,800,000 in calcitonin sales to Novartis. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. During 2004, we therefore recognized $247,000 in revenue from the up-front and milestone payments. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. Revenue for 2003 included a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA, a $1,000,000 milestone payment from GSK for a successful animal study as well as bulk PTH sales to GSK in the amount of $1,166,000.

Research and Development Expenses

Research and development, our largest expense, decreased 24% in 2005 to $6,034,000 from $7,896,000 in 2004 and decreased 6% in 2004 to $7,896,000 from $8,421,000 in 2003. Research and development expenses primarily consist of personnel costs, supplies and outside testing and consultants related to supporting development efforts of, or activities related to, our licensing partners, as well as depreciation and amortization expense. The 2005 decrease was primarily attributed to more of our Boonton facility costs being associated with manufacturing and inventory production activities, instead of research and development functions, due to our required calcitonin and Fortical production under the USL agreement. There were also reductions in depreciation expense due to machinery and equipment becoming fully depreciated in 2004 in the amount of $250,000 and a reduction in outside development costs for nasal calcitonin in the amount of $192,000. Personnel costs for research and development increased $862,000 for 2005 as less payroll was allocated to 2005 production because Fortical utilizes less labor costs than bulk calcitonin production. In addition, there were also increases in research personnel, salaries and health insurance costs. The 2004 decrease of $525,000 was primarily a result of a decrease in depreciation and amortization costs of $903,000 due to the complete depreciation and amortization of certain assets. This was partially offset by increased research costs of $437,000. The increase in research costs included outside testing for our GSK and Novartis collaborations, a university research sponsorship, and consulting and regulatory expenses related to our injectable calcitonin product in Europe. These were partially offset by a reduction in 2004 of expenses of $117,000 related to our nasal calcitonin product. Expenditures for the sponsorship of collaborative research programs were $223,000, $128,000 and $0 in 2005, 2004 and 2003, respectively, which are included as research and development expenses.

Research and Development Projects

GSK: In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through December 31, 2005. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through December 31, 2005. For the year ended December 31, 2005, we recognized $357,000 for PTH sales and an aggregate of $200,000 in licensing revenue. GSK could make additional milestone payments to us in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product. The timing of future milestones is also uncertain, as are our future costs to complete the project. However, most future costs will be borne by our licensee. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations. Cash received in advance of shipment is considered a customer deposit. During 2005, 2004, and 2003, and since inception, direct and indirect costs associated with this project were approximately $204,000, $1,235,000, $900,000 and $6,458,000, respectively.

USL: In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin, Fortical, for the treatment of osteoporosis. We are responsible for manufacturing the product and USL is packaging the product and distributing it nationwide. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. During 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. During the third quarter of 2005, we received the final $4,000,000 milestone payment for the FDA’s approval of Fortical. Fortical was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. Revenue from USL for the year ended December 31, 2005 consists of the recognition of $158,000 of licensing revenue in addition to $6,479,000 in sales , the $4,000,000 milestone payment and $2,613,000 in royalties. 2005 sales and royalties primarily represent launch quantities into distribution channels. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. We may not be successful in our efforts to commercialize Fortical. For USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Therefore, our quarterly reporting periods do not include royalty revenue for the last month of that period as such information is not available and cannot be reliably estimated at this time. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment. During 2005, 2004 and 2003, and since inception, direct and indirect costs associated with this project were approximately $3,634,000, $474,000, $2,500,000 and $11,198,000, respectively.

Novartis: In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. The timing of future milestones is uncertain, as are our future costs to complete the project. However, most future costs will be borne by our licensee. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. For the year ended December 31, 2005, we recognized $393,000 in licensing revenue. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is projected to be used by Novartis in future studies including clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us. During 2005 and 2004, and since inception, direct and indirect costs associated with this project were approximately $37,000, $3,903,000 and $3,940,000, respectively.

Cost of Goods Sold

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs such as depreciation and maintenance. Prior to 2003, certain of our calcitonin inventory had been fully reserved due to the uncertainty of its future utilization. This calcitonin, which was carried on our books at a zero cost basis, was used to produce Fortical. Cost of goods sold decreased 43% in 2005 to $1,448,000, and increased 169% in 2004 to $2,527,000 from $939,000 in 2003. 2005 costs relate primarily to Fortical production for USL. 2004 costs relate primarily to calcitonin production under our Novartis agreements. Fortical utilizes less labor and overhead costs than bulk calcitonin production. In addition, most of 2005 Fortical production used calcitonin that was previously fully-reserved prior to 2005, thereby further reducing current costs. Since the balance of our fully-reserved calcitonin was utilized in production during the fourth quarter of 2005, our future cost of goods sold for Fortical will increase. The 2004 increase was primarily related to increased calcitonin production for Novartis. Production related expenses should continue to increase in 2006 and future years to support Fortical sales, as well as possible increased peptide production to meet our partners’ needs.

General and Administrative Expenses

General and administrative expenses increased 51% to $4,640,000 in 2005 from $3,077,000 in 2004 and increased 7% in 2004 to $3,077,000 from $2,887,000 in 2003. The 2005 increase was primarily attributable to increased officer salaries of $684,000 due to salary increases, increased bonuses and the promotion of three new officers and increased professional fees of approximately $613,000, primarily due to increased audit and other fees related to Sarbanes-Oxley compliance. The 2004 increase of $190,000 was primarily due to increased personnel costs of $251,000, increased insurance costs of $65,000 and increased travel expenses of $40,000, partially offset by a decrease in professional fees of $80,000 and a decrease in non-cash compensation expenses related to public relations and financing in the amount of $73,000. The higher personnel costs are due to increased hiring, salaries, payroll taxes and health insurance and other benefits. The increased insurance costs are primarily related to increased coverage for both product liability and director and officer liability insurance. Increased travel expenses are related to the Novartis technology transfer, our injectable calcitonin product in Europe and our joint venture in China. Operating expenses should continue to increase in 2006 due to anticipated general escalation of personnel, insurance and other costs.

Gain on the Extinguishment of Debt and Related Interest

Gain on the extinguishment of debt and related interest in 2004 resulted from our December 2003 settlement agreement with Covington and Burling. Under the agreement, any payments that we made to Covington and Burling before December 31, 2004 reduced our total obligation of approximately $1,097,000, consisting of principal and interest, by a multiple of the amount of the payment (multiples ranged from 1.46 to 1.19 depending on the month of payment). During 2004, we made payments to Covington and Burling in the aggregate amount of approximately $811,000. These payments had average multiples of approximately 1.35 and reduced in full our debt to Covington and Burling. We therefore recognized a gain on extinguishment of debt in the amount of approximately $286,000 for the year ended December 31, 2004. There were no gains on the extinguishment of debt in 2005.

Interest Expense

Interest expense increased $136,000, or 10%, in 2005 to $1,543,000 from $1,407,000 in 2004 and decreased $44,000, or 3%, in 2004 to $1,407,000 from $1,451,000 in 2003. Interest expense increased in 2005 due to higher interest rates as well as default interest rates applying to both principal and interest. Interest expense for 2004 decreased due to the settlement with Covington and Burling. Officers’ loans to us decreased $448,000 during 2005 and $720,000 during 2004. Interest expense each year was affected by the fact that in 2001 we did not make principal and interest payments on certain officers’ loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $853,000 for 2005, $727,000 for 2004 and $653,000 for 2003.

Income Tax Benefit

The income tax benefit in 2005, 2004 and 2003 of $420,000, $486,000 and $265,000, respectively, consists primarily of proceeds received for sales of a portion of our state tax net operating loss carryforwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. The purpose of the New Jersey program is to provide financial assistance to high-technology and biotechnology companies in order to facilitate future growth and job creation.

Net Loss

Net loss for 2005 decreased 92% to $496,000 from $5,941,000 and decreased 20% in 2004 to $5,941,000 from $7,398,000 in 2003. Net losses may continue unless we achieve milestones in our GSK and Novartis agreements, sign new revenue generating research, licensing or distribution agreements or generate sufficient sales from Fortical. Net loss for 2005 decreased $5,445,000 primarily due to increased revenue of $5,876,000. Our total revenue of $14,276,000 was primarily from Fortical, which generated $6,479,000 in sales, $2,613,000 in royalties and a $4,000,000 milestone payment. Net loss for 2004 decreased due to increased revenue of $2,376,000 primarily from Novartis and GSK, a $286,000 gain on extinguishment of debt and increased income tax benefit of $221,000, partially offset by an increase in operating expenses of $1,496,000.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that are both important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 3 of the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.

Revenue Recognition: We recognize revenue from the sale of products, and from royalties, licensing agreements, research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services are recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when work is conducted under the grant. We recognized revenue from such grants in the approximate amounts of $5,000, $77,000 and $41,000 for 2005, 2004 and 2003, respectively. Such revenues generally do not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectibility is reasonably assured. In the case of USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Therefore, our quarterly reporting periods do not include royalty revenue for the last month of that period as such information is not available and cannot be reliably estimated at this time.

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

In addition, EITF No. 00-21 require a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 had a significant impact on our 2004 financial statements due to our Novartis agreement. Accordingly, up-front and development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement. As of December 31, 2005, approximately $3,063,000 of an up-front payment and approximately $1,798,000 of a milestone payment from Novartis are being deferred over the estimated performance period of 14 years. The non-refundable advances for inventory purchases made by Novartis were considered customer deposits until shipment of the product was made and the earnings process deemed complete. There are currently no customer deposits at December 31, 2005.

Accounting for Stock Options: We currently account for stock options granted to employees and directors in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Under SFAS No. 123 (revised 2004) “Share-Based Payment,” effective for our first quarter of 2006, we will recognize compensation cost for all awards granted after the effective date based on the grant date fair value (with limited exceptions). We account for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Had compensation cost for options granted to employees and directors been determined consistent with SFAS No. 123, our net loss would have increased for the year ended December 31, 2005 by approximately $411,000.

Inventory: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for 2005 finished goods and work in process production were $1,782,000 at December 31, 2005, a decrease of $126,000 from December 31, 2004. An aggregate of $1,685,000 of reserved calcitonin inventory at December 31, 2004 was used during 2005, primarily for Fortical production. This was offset by an aggregate of $1,559,000 of 2005 production, which did not meet specifications and was added to inventory reserve. The 2005 reserve negatively impacted both inventory on our balance sheet and our statement of operations. The determination of saleability of inventory can, at times, be subjective. Management determined that a portion of the calcitonin inventory produced in 2005 did not meet all technical or yield specifications. While the possible future use of some of this inventory may be discussed with regulatory authorities, this uncertainty contributed to management’s decision to fully reserve this production.

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

LIQUIDITY AND CAPITAL RESOURCES.

We have a number of future payment obligations under various agreements. They are summarized at December 31, 2005, as follows:

Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Chinese joint ventures (SPG & Qingdao)	$877,500	$382,500	$—	$495,000	$—	$—	$—
Notes payable – stockholders	10,105,000	10,105,000	—	—	—	—	—
Capital leases	188,951	73,429	71,154	42,506	1,862	—	—
Operating leases	1,639,852	210,241	203,646	201,990	201,438	201,438	621,099
Executive compensation	549,625	549,625	—	—	—	—
Accrued interest-stockholders	6,549,215	6,549,215	—	—	—	—	—

Total Contractual Obligations	$19,910,143	$17,870,010	$274,800	$739,496	$203,300	$201,438	$621,099

At December 31, 2005, we had cash and cash equivalents of $4,146,000, a decrease of $90,000 from December 31, 2004. Our primary source of cash has historically been (1) licensing fees for new agreements, (2) milestone payments from those or existing agreements, (3) bulk peptide sales under licensing agreements and (4) the sale of our common stock. Since August 2005, we have generated cash from sales and royalties on Fortical. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestones are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to determine. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and acceptance in the market place, and could be impacted by any manufacturing, distribution or regulatory issues.

We believe that in the short-term we will generate cash to apply toward funding our operations through sales of Fortical to USL and royalties on USL’s sales of Fortical, the achievement of milestones in our existing license agreements, GSK-reimbursed development activities and/or the sale of PTH to GSK, and, in the long-term, on sales and royalties from the sale of Fortical and other licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin, as well as for other peptides, and for our manufacturing technology. However, we may not be successful in achieving milestones in our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received through December 31, 2005. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $5,000,000 from GSK for PTH sales and for support of our PTH development activities from inception through December 31, 2005. PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product.

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin, Fortical, for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002, a milestone payment of $3,000,000 in 2003 and a final milestone payment of $4,000,000 in 2005 which was triggered by FDA approval. 2005 sales to USL were $6,479,000 and we had royalty revenue in the amount of $2,613,000 from USL. 2005 sales and royalties primarily represent launch quantities into distribution channels. Fortical was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005.

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received a $2,000,000 milestone payment from Novartis associated with the transfer of our patented manufacturing technology. In January 2005, we received $600,000 from Novartis for the final payment on their calcitonin purchases. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is projected to be used by Novartis in future studies including clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us.

We have licensed distributors in Greece, where the product is not yet approved, for our nasal calcitonin product and in the United Kingdom, Ireland and Israel for our injectable product. However, these agreements have not produced significant revenues. In June 2000, we entered into an agreement in China with SPG to create a joint venture to manufacture and market our injectable and nasal calcitonin products. We are actively seeking additional licensing and/or supply agreements with pharmaceutical and biotechnology companies for oral, nasal and injectable forms of calcitonin, as well as for other oral peptides. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products.

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

•	For nasal calcitonin, we filed an IND with the FDA in 2000 and successfully completed human studies using our product. A license agreement was signed in November 2002 with USL and an NDA was filed with the FDA in March 2003. The NDA was accepted for review by the FDA in May 2003. In January 2004 we announced the receipt of an approvable letter from the FDA. Fortical was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. This approval triggered the final $4,000,000 milestone payment to us from USL, as well as sales and royalties.

•	For oral calcitonin, Pfizer terminated its license agreement with us in March 2001 and as a result we are seeking a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. The costs of these trials may be borne by a future licensee depending upon our future financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, any product launch will take at least several years.

•	For oral PTH, a Phase I human trial, which commenced in June 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable product using our PTH. A license agreement for this product was signed with GSK in April 2002.

Due to our limited financial resources, any delay in achieving milestones in our existing license agreements, or in signing new license or distribution agreements for our products may have an adverse effect on our operations and our cash flow. Any delay or failure in successfully marketing, manufacturing or distributing Fortical will have an adverse effect on our operations and our cash flow.

We maintain our peptide production facility on leased premises in Boonton, New Jersey. We began production under cGMP guidelines at this facility in 1996. Our lease expires in 2014. We have a ten-year renewal option under the lease, as well as an option to purchase the facility. During 2005, we invested approximately $753,000 in fixed assets and leasehold improvements. Currently, we have no material purchase commitments outstanding.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA (which was filed in September 2003) and up to an additional $495,000 in cash within two years thereafter. These amounts may be reduced or offset by our share of the entity’s profits, if any. The timing of the approval of our NDA in China is uncertain.

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain of these loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $853,000, and total interest expense on all Levy loans was approximately $1,516,000 for the year ended December 31, 2005. As of December 31, 2005, total accrued interest on all Levy loans was approximately $6,549,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,105,000. In October 2005, we repaid an aggregate of $448,000 in principal on these loans. These loans are secured by security interests in our equipment, real property and/or certain of our patents and consist of:

•	Loans from Jay Levy in the aggregate principal amount of $2,525,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (13% at December 31, 2005 and 11% at December 31, 2004) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at December 31, 2005 was approximately $3,421,000.

•	Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes that matured January 2002, and bear interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at December 31, 2005 was approximately $1,646,000.

•	Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (7.5% at December 31, 2005 and 5.5% at December 31, 2004) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at December 31, 2005 was approximately $1,479,000. On February 15, 2005, Jay Levy transferred these $5,700,000 of demand notes to the Jaynjean Levy Family Limited Partnership in exchange for partnership units. Warren Levy and Ronald Levy are general partners of that partnership.

•	Loan from Warren Levy in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (7.5% at December 31, 2005 and 5.5% at December 31, 2004) and is classified as short-term debt. This loan is secured by a secondary security interest in our equipment and real property. Accrued interest on this loan at December 31, 2005 was approximately $1,500. An additional loan in the aggregate principal amount of $230,000 was repaid in full in October 2005.

•	Loan from Ronald Levy in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (7.5% at December 31, 2005 and 5.5% at December 31, 2004) and is classified as short-term debt. This loan is secured by a secondary security interest in our equipment and real property. Accrued interest on this loan at December 31, 2005 was approximately $1,500. An additional loan in the aggregate principal amount of $218,323 was repaid in full in October 2005.

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

As of December 31, 2005, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $85,000,000, expiring from 2006 through 2023, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. Approximately $2,500,000 of these net operating losses are related to gains on exercises of employee stock options. The tax benefit related to these stock options would be credited to additional paid-in capital when realized. In addition, as of December 31, 2005, we have research and development credits in the approximate amount of $3,600,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2006 through 2024. We have New Jersey operating loss carryforwards in the approximate amount of $26,000,000, expiring from 2007 through 2012, which are available to reduce future earnings, otherwise subject to state income tax. Changes in New Jersey tax law in 2004 allow the use of a company’s own New Jersey net operating losses to offset 50% of its current taxable income in 2004 and 2005. Beginning in calendar year 2006, New Jersey net operating losses will be deductible in full. As of December 31, 2005, approximately $22,000,000 of these New Jersey loss carryforwards have been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We sold tax benefits and realized a total of $440,000 in 2005.

Off-Balance Sheet Arrangements.

None.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 was issued to improve financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. Providing a fair value measurement election also results in more financial instruments being measured at what the FASB regards as the most relevant attribute for financial instruments, fair value. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of FAS 155 to have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued FASB Statement 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 changes the requirements of the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have a material impact on our financial condition or results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided alternative methods of disclosure for stock-based employee compensation. It also supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The effective date for SFAS 123(R) was modified by the SEC in April 2005 and now is effective for public entities that do not file as small business issuers as of the beginning of the next fiscal year that begins after June 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, which we currently estimate to be approximately $1,000,000 based upon the non-vested portion of current stock options, will be recognized in 2006 through 2009, beginning in the first quarter of 2006. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for either recognition or pro forma disclosures. The adoption of SFAS 123(R), in addition to the cumulative effect discussed above, will also have an impact on our results of operations based upon the grant of future options, the materiality of which will be determined by the amount and fair value of future stock option grants.

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

Related Parties

One of our directors serves as our Research Director, receiving $73,500 in annual compensation. One of our officers exercised a stock option in December 2005 with payment of $55,000 paid to us in January 2006. This amount is included in Accounts and Other Receivable at December 31, 2005. One of our directors has retired from, and was of counsel in 2004, and a partner in, during 2003, a law firm that we have engaged for legal services. In 2004 and 2003, respectively, we incurred an aggregate of $334,000 and $547,000 in legal fees with this firm. Jay Levy, the Chairman of the Board and an officer of Unigene, and Warren Levy and Ronald Levy, directors and officers of Unigene, and another Levy family member from time to time have made loans to us. We have not made principal and interest payments on certain of these loans when due. However, the Levys waived all default provisions, including additional interest penalties due under these loans through December 31, 2000. As of December 31, 2005, total accrued interest on all Levy loans was approximately $6,549,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,105,000, of which approximately $4,395,000 are in default. For a further discussion, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The information below summarizes our market risks associated with interest bearing debt obligations as of December 31, 2005. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Variable interest rates disclosed represent the rates at December 31, 2005. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

		Year of Maturity
	Carrying Amount	2006	2007	2008	2009	2010
Notes payable - stockholders	$2,525,000	2,525,000	—	—	—	—
Variable interest rate (1)	13.1%
Notes payable - stockholders	$5,710,000	5,710,000	—	—	—	—
Variable interest rate	7.5%
Notes payable – stockholders	$1,870,000	1,870,000	—	—	—	—
Fixed interest rate (2)	11%
Capital leases	$188,951	73,429	71,154	42,506	1,862	—
Fixed interest rate	9% - 13%

(1)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the variable interest rate on these notes has increased from the Merrill Lynch Margin Loan Rate plus .25% to the Merrill Lynch Margin Loan Rate plus 5.25%.

(2)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the fixed interest rate on these notes has increased from 6% to 11%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Unigene Laboratories, Inc.

We have audited the accompanying balance sheets of Unigene Laboratories, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficiency. Also, as discussed in Note 4 to the financial statements the Company has stockholder demand loans in default at December 31, 2005. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Unigene Laboratories, Inc.’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2006 expressed a qualified opinion on management’s assessment and a qualified opinion on the effectiveness of the company’s internal control over financial reporting, for the effect of matters we might have discovered had we been able to examine sufficient evidence about the operating effectiveness of the controls over the review of the accuracy of the cost allocation between cost of goods sold and research and development. Although the Company implemented controls to review and verify the accuracy of the cost allocation between cost of goods sold and research and development, the controls have not been in operation for a sufficient period of time to enable us to obtain sufficient evidence about their operating effectiveness.

/s/ GRANT THORNTON LLP

Edison, New Jersey

March 16, 2006

Item 8.	Financial Statements and Supplementary Data.

UNIGENE LABORATORIES, INC.

BALANCE SHEETS

DECEMBER 31, 2005 and 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,146,486	$4,235,801
Accounts and other receivable	661,467	625,955
Prepaid expenses	288,789	606,173
Inventory	4,181,210	1,370,275

Total current assets	9,277,952	6,838,204
Property, plant and equipment, net	2,075,459	1,831,203
Patents and other intangibles, net	1,376,318	1,058,040
Investment in joint venture	33,885	33,000
Other assets	10,388	377,178

Total assets	$12,774,002	$10,137,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$756,004	$637,786
Accrued expenses - other	2,011,687	1,744,036
Deferred licensing fees	756,752	756,752
Notes payable - stockholders	10,105,000	10,553,323
Accrued interest – stockholders	6,549,215	5,850,307
Note Payable – Tail Wind	—	920,167
Customer Deposit	—	357,456
Liability to be settled in common stock	—	2,500,002
Current portion - capital lease obligations	73,429	243,908

Total current liabilities	20,252,087	23,563,737
Deferred licensing fees, excluding current portion	8,913,021	9,669,773
Capital lease obligations, excluding current portion	115,522	57,982

Total liabilities	29,280,630	33,291,492
Commitments and contingencies
Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 100,000,000 shares; issued and outstanding: 83,201,515 shares issued in 2005, 78,395,895 shares issued and 78,388,605 shares outstanding in 2004.	832,015	783,959
Additional paid-in capital	90,682,549	83,588,804
Accumulated deficit	(108,021,192)	(107,525,599)
Less: Treasury stock, at cost, 7,290 shares in 2004	—	(1,031)

Total stockholders’ deficit	(16,506,628)	(23,153,867)

Total liabilities and stockholders’ deficit	$12,774,002	$10,137,625

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenue:
Licensing revenue	$4,756,753	$4,610,919	$4,359,396
Product sales	6,836,524	3,329,884	1,287,936
Royalties	2,613,364	—	—
Development services	11,729	354,006	305,987
Other	57,180	105,233	70,663

	14,275,550	8,400,042	6,023,982

Operating expenses:
Research and development	6,034,343	7,895,725	8,421,362
Cost of goods sold	1,448,472	2,526,608	939,440
General and administrative	4,639,638	3,077,344	2,887,231
Inventory reserve	1,558,689	244,824	—

	13,681,142	13,744,501	12,248,033

Operating income (loss)	594,408	(5,344,459)	(6,224,051)
Other income (expense):
Gain on the extinguishment of debt and related interest	—	286,466	—
Interest income	32,799	38,155	12,281
Interest expense-principally to stockholders	(1,542,711)	(1,406,967)	(1,450,654)

Loss before income taxes	(915,504)	(6,426,805)	(7,662,424)
Income tax benefit – principally from sale of New Jersey tax benefits	419,911	485,976	264,500

Net loss	$(495,593)	$(5,940,829)	$(7,397,924)

Loss per share – basic and diluted:
Net loss per share	$(0.01)	$(0.08)	$(0.11)

Weighted average number of shares outstanding – basic and diluted	81,482,223	76,959,299	65,597,776

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2005, 2004, and 2003

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Number of Shares	Par Value
Balance, January 1, 2003	62,651,359	$626,514	$75,596,520	$(94,186,846)	$(1,031)	$(17,964,843)
Sale of Common Stock to Fusion at $.31 to $.67 per share (net of cash issuance costs of $432,000)	8,345,538	83,455	3,762,799	—	—	3,846,254
Issuance of common stock and warrant as a commitment fee to Fusion	1,000,000	10,000	(10,000)	—	—	—
Exercise of stock options	116,250	1,162	55,350	—	—	56,512
Recognition of stock option compensation expense	—	—	73,124	—	—	73,124
Net loss	—	—	—	(7,397,924)	—	(7,397,924)

Balance, December 31, 2003	72,113,147	721,131	79,477,793	(101,584,770)	(1,031)	(21,386,877)
Sale of common stock to Fusion at $0.69 to $0.75 per share (net of cash issuance costs of $76,000)	4,863,048	48,631	3,375,727	—	—	3,424,358
Exercise of Warrant by Fusion at $0.50	1,000,000	10,000	490,000	—	—	500,000
Recognition of stock option compensation expense	—	—	48,027	—	—	48,027
Exercise of stock options	419,700	4,197	197,257	—	—	201,454
Net loss	—	—	—	(5,940,829)	—	(5,940,829)

Balance, December 31, 2004	78,395,895	783,959	83,588,804	(107,525,599)	(1,031)	(23,153,867)
Sale of common stock to Fusion at $1.87 to $2.00 per share (net of cash issuance costs of $12,000)	1,302,140	13,021	2,474,725	—	—	2,487,746
Sale of common stock to Fusion in private placement at $1.41 per share (net of issuance costs of $55,000)	2,123,142	21,232	2,923,368	—	—	2,944,600
Exercise of stock options and warrants	1,380,338	13,803	1,552,797	—	—	1,566,600
Issuance of treasury stock as compensation	—	—	28,494	—	1,031	29,525
Recognition of stock option compensation expense	—	—	114,361	—	—	114,361
Net loss	—	—	—	(495,593)	—	(495,593)

Balance, December 31, 2005	83,201,515	$832,015	$90,682,549	$(108,021,192)	$0	$(16,506,628)

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(495,593)	$(5,940,829)	$(7,397,924)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of deferred revenue	(756,752)	(610,920)	(359,396)
Non-cash stock bonus and stock option compensation	143,886	48,027	73,124
Depreciation and amortization	593,506	1,013,043	1,935,811
Gain on extinguishment of debt	—	(286,466)	—
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(885)	(275)	245
Increase in accounts receivables	(35,512)	(441,187)	(66,676)
Increase in prepaid expenses and inventory	(2,493,551)	(1,104,971)	(330,290)
Increase (decrease) in customer deposits	(357,456)	357,456	—
Increase (decrease) in accounts payable and accrued expenses-other and due to Covington and Burling	385,869	(1,061,980)	159,163
Proceeds from deferred revenue	0	5,500,000	60,000
Increase in accrued interest-stockholders	698,908	1,308,584	1,293,790

Net cash used in operating activities	(2,317,580)	(1,219,518)	(4,632,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction of leasehold and building improvements	(8,268)	(28,206)	(265,809)
Purchase of equipment and furniture	(563,621)	(468,250)	(189,850)
Increase in patents and other intangibles	(402,757)	(177,645)	(50,892)
(Increase) decrease in other assets	366,789	(35,805)	(197,921)

Net cash used in investing activities	(607,857)	(709,906)	(704,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, net	2,932,344	3,424,358	3,845,752
Advance from Fusion, payable in common stock	—	2,500,002	—
Repayment of stockholder notes	(448,323)	(720,000)	(100,000)
Repayment of capital lease obligations	(294,332)	(194,935)	(169,996)
Repayment of note payable - Tail Wind	(920,167)	(57,519)	(7,976)
Proceeds from exercise of stock options and warrants	1,566,600	701,454	56,512

Net cash provided by financing activities	2,836,122	5,653,360	3,624,292

Net increase (decrease) in cash and cash equivalents	(89,315)	3,723,936	(1,712,333)
Cash and cash equivalents at beginning of year	4,235,801	511,865	2,224,198

Cash and cash equivalents at end of year	$4,146,486	$4,235,801	$511,865

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Purchase of equipment through capital leases	$181,393	$103,764	$550,000

Issuance of common stock in payment of advances, accounts payable and accrued expenses	$2,500,002	$—	$300,000

Cash payments:
Cash paid for interest, principally to stockholders in 2005	$1,011,800	$31,900	$19,500

Cash paid for income taxes	$20,000	$16,000	$17,000

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. Description of Business

Unigene Laboratories, Inc. (“Unigene”), a biopharmaceutical company, was incorporated in the State of Delaware in 1980. Our single business segment focuses on research, production and delivery of peptides for medical use. We have concentrated most of our efforts to date on one peptide - calcitonin, for the treatment of osteoporosis and other indications. Our nasal calcitonin product, Fortical, for the treatment of postmenopausal osteoporosis, was approved by the FDA in August 2005. This is our first product approval in the United States. We are also developing other peptide products including parathyroid hormone, or PTH, for osteoporosis. Our peptide products require clinical trials and/or approvals from regulatory agencies as well as acceptance in the marketplace. Our injectable calcitonin product has been approved for marketing in all member states of the European Union, as well as Switzerland. Through December 31, 2005, sales of injectable calcitonin have not been significant. Although we believe our patents and patent applications are valid, the invalidation of our patents or the failure of certain of our pending patent applications to issue as patents could have a material adverse effect upon our business. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do. We have licensed worldwide rights to our manufacturing and delivery technologies for oral PTH to GlaxoSmithKline, or GSK. We have licensed in the U.S. our nasal calcitonin product, Fortical®, to Upsher-Smith Laboratories, or USL. We have also licensed worldwide rights to our patented calcitonin production technology to Novartis. During 2005, most of our revenue was generated from one customer, USL (see Note 19).

2. Liquidity

Our primary source of cash has historically been (1) licensing fees for new agreements, (2) milestone payments from those or existing agreements, (3) bulk peptide sales under licensing agreements and (4) the sale of our common stock. Since August 2005, we have generated cash from sales and royalties on Fortical. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestones are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to determine. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and acceptance in the marketplace, and could be impacted by any manufacturing, distribution or regulatory issues.

We believe that in the short-term we will generate cash to apply toward funding our operations through sales of Fortical to USL and royalties on USL’s sales of Fortical, the achievement of milestones in our existing license agreements, GSK-reimbursed development activities and/or the sale of PTH to GSK, and, in the long-term, on sales and royalties from the sale of Fortical and other licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin, as well as for other peptides, and for our manufacturing technology. However, we may not be successful in achieving milestones in our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received through December 31, 2005. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $5,000,000 from GSK for PTH sales and for support of our PTH development activities from inception through December 31, 2005. PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product.

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002, a milestone payment of $3,000,000 in 2003 and a final milestone payment of $4,000,000 in 2005 which was triggered by FDA approval. 2005 sales to USL were $6,479,000 and we had royalty revenue in the amount of $2,613,000 from USL. 2005 sales and royalties primarily represent launch quantities into distribution channels. Fortical was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. We expect Fortical sales and royalties to continue in 2006, but we cannot predict the levels of activity.

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received a $2,000,000 milestone payment from Novartis associated with the transfer of our patented manufacturing technology. In January 2005, we received $600,000 from Novartis for the final payment on their calcitonin purchases. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is projected to be used by Novartis in future studies including clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us.

We have licensed distributors in Greece, where the product is not yet approved, for our nasal calcitonin product and in the United Kingdom, Ireland and Israel for our injectable product. In June 2000, we entered into an agreement in China with SPG to create a joint venture to manufacture and market our injectable and nasal calcitonin products. However, these agreements have not produced significant revenues. We are actively seeking additional licensing and/or supply agreements with pharmaceutical and biotechnology companies for oral, nasal and injectable forms of calcitonin as well as for other oral peptides. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products.

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

•	For nasal calcitonin, we filed an IND with the FDA in February 2000 and successfully completed human studies using our product. A license agreement was signed in November 2002 with USL and an NDA was filed with the FDA in March 2003. The NDA was accepted for review by the FDA in May 2003. In January 2004 we announced the receipt of an approvable letter from the FDA. Fortical was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. This approval triggered the final $4,000,000 milestone payment to us from USL, as well as sales and royalties.

•	For oral calcitonin, Pfizer terminated its license agreement with us in March 2001 and as a result we are seeking a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. The costs of these trials may be borne by a future licensee depending upon our future financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, any product launch will take at least several years.

•	For oral PTH, a Phase I human trial, which commenced in June 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable product using our PTH. A license agreement for this product was signed with GSK in April 2002.

Due to our limited financial resources, any delay in achieving milestones in our existing license agreements, or in signing new license or distribution agreements for our products may have an adverse effect on our operations and our cash flow. Any delay or failure in successfully marketing, manufacturing or distributing Fortical will have an adverse effect on our operations and our cash flow.

During 2005, we invested approximately $753,000 in fixed assets and leasehold improvements. Currently, we have no material purchase commitments outstanding.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA (which was filed in September 2003) and up to an additional $495,000 in cash within two years thereafter. The timing of the approval of our NDA in China is uncertain. These amounts may be reduced or offset by our share of the entity’s profits, if any.

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain of these loans when due. However, the Levys waived all default provisions, including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $853,000, and total interest expense on all Levy loans was approximately $1,516,000, $1,309,000 and $1,294,000, respectively, for the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005, total accrued interest on all Levy loans was approximately $6,549,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,105,000 at December 31, 2005 and $10,553,000 at December 31, 2004. In 2005 and 2004, we repaid an aggregate of $448,000 and $720,000, respectively, in principal on certain of these loans. In addition, in 2005, we repaid an aggregate of $817,000 in accrued interest on certain of these loans.

We have incurred annual losses since our inception. As a result, at December 31, 2005, we had an accumulated deficit of approximately $108,000,000. Our gross revenues for the years ended December 31, 2005, 2004 and 2003 were $14,276,000, $8,400,000 and $6,024,000, respectively. However, our revenues have not been sufficient to sustain our operations. For 2005, we had operating income of $594,000 and during the years ended December 31, 2004 and 2003 we incurred losses from operations of $5,344,000 and $6,224,000, respectively. Our net losses for the years ended December 31, 2005, 2004 and 2003 were $496,000, $5,941,000 and $7,398,000, respectively. We might never be profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies & Practices

Revenue Recognition – We recognize revenue from the sale of products, and from licensing agreements, royalties, research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services are recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when work is conducted under the grant. We recognized revenue from such grants in the approximate amounts of $5,000, $77,000 and $41,000 for 2005, 2004 and 2003, respectively. Such revenues generally do not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectibility is reasonably assured. In the case of USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Therefore, our quarterly reporting periods do not include royalty revenue for the last month of that period as such information is not available and cannot be reliably estimated at this time.

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

In addition, EITF No. 00-21 requires companies to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). The adoption of EITF No. 00-21 had a significant impact on our 2004 financial statements due to our Novartis agreement. Accordingly, up-front and development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement. As of December 31, 2005 and December 31, 2004, respectively, approximately $3,063,000 and $3,313,000 of an up-front payment and approximately $1,798,000 and $1,940,000 of a milestone payment from Novartis were being deferred over the estimated performance period of 14 years. The non-refundable advances for inventory purchases made by Novartis were considered customer deposits until shipment of the product was made and the earnings process deemed complete. There are currently no customer deposits at December 31, 2005.

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

Accounts Receivable - During 2005, almost all of our accounts receivable involved transactions with established pharmaceutical companies such as GSK, Novartis and Upsher-Smith. The terms of payments and collections in these transactions are governed by contractual agreements. Our policy is that an allowance for doubtful accounts is established for estimated losses resulting from the inability of our customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances in excess of 90 days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will write-off the account receivables.

Inventory - Inventories are stated at the lower of cost (using the first-in, first-out method) or market. We will acquire or manufacture inventory to meet our obligations under our license agreements. Typically, finished goods and work-in-process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for 2005 finished goods and work-in-process production were $1,782,000 at December 31, 2005, a decrease of $126,000 from from December 31, 2004. An aggregate of $1,685,000 of reserved calcitonin inventory at December 31, 2004 was used during 2005, primarily for Fortical production. This was offset by an aggregate of $1,559,000 of 2005 production, which did not meet specifications and was added to inventory reserve. The 2005 reserve negatively impacted both inventory on our balance sheet and our statement of operations. The determination of saleability of inventory can, at times, be subjective. Management determined that a portion of the calcitonin inventory produced in 2005 did not meet all technical or yield specifications. While the possible future use of this inventory may be discussed with regulatory authorities, this uncertainty contributed to management’s decision to fully reserve this production.

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

Patents and Other Intangibles - Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. Other intangibles are recorded at cost and are amortized over their estimated useful lives. Charges to research and development expense to write off certain abandoned intangible assets were $4,000, $17,000 and $88,000 for 2005, 2004 and 2003, respectively, representing their carrying value. As of December 31, 2005, nine of our patents had issued in the U.S. and forty-six had issued in various foreign countries. Various other applications are still pending.

Details of intangible assets are summarized as follows:

	December 31, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$133,000	$11,000	$144,000	$125,000	$19,000
Patents	1,264,000	755,000	509,000	1,116,000	678,000	438,000
Deferred Patents	841,000	—	841,000	580,000	0	580,000
Deferred Trademarks	15,000	—	15,000	21,000	0	21,000

	$2,264,000	$888,000	$1,376,000	$1,861,000	$803,000	$1,058,000

Trademarks and patents are all intangible assets with definite useful lives and therefore continue to be amortized under SFAS 142 and amortization expense amounted to $82,000, $202,000, and $181,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Future amortization expense on our amortizable intangible assets is estimated as follows:

2006	$92,000
2007	91,000
2008	71,000
2009	51,000
2010	40,000

$345,000

Fair Value of Financial Instruments - The fair value of a financial instrument, such as notes payable, represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. Given our financial condition described in Note 2, it is not practicable to estimate the fair value of our notes payable at December 31, 2005. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature.

Research and Development - Research and development expenses include the costs associated with our internal research and development and research and development conducted for us by third parties. These costs primarily consist of salaries, clinical trials, outside consultants, supplies, and indirect costs. Indirect costs such as depreciation, rent, utilities, insurance, taxes, and maintenance are allocated to research and development based on specific criteria such as square footage utilized. All research and development costs discussed above are expensed as incurred. Third-party expenses reimbursed under research and development contracts, which are not refundable, are recorded as a reduction to research and development expense in the statement of operations. These expenses have not been material.

Stock Options - We currently account for stock options granted to employees and directors in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Under SFAS No. 123 (revised 2004) “Share-Based Payment,” effective for our first quarter of 2006, we will recognize compensation cost for all awards granted after the effective date based on the grant date fair value (with limited exceptions). We account for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force Issue No. 96-18, “Accounting

for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock.

Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Net loss:
As reported	$(495,593)	$(5,940,829)	$(7,397,924)
Add: Total employee and director stock-based compensation recognized	—	—	44,095
Deduct: Total stock-based employee and director compensation expense determined under fair-value-based method for all awards	(411,000)	(174,000)	(261,000)

Pro forma	$(906,593)	$(6,114,829)	$(7,614,829)

Basic and diluted net loss per share:
As reported	$(.01)	$(0.08)	$(0.11)

Pro forma	$(.01)	$(0.08)	$(0.12)

Sales Concentrations – Our revenue for the last three years has almost entirely been from our licenses with USL, GSK and Novartis.

Revenue from Licensees:

	2005	2004	2003
USL	93%	2%	52%
GSK	4%	61%	44%
Novartis	3%	36%	1%
Other	—	1%	3%

Concentrations of Credit Risk – Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash with high quality financial institutions in the U.S. to limit credit exposure. At December 31, 2005, our bank balances in excess of FDIC insurance are approximately $3,800,000.

We have concentrations of credit risk with respect to accounts receivable, as most of our accounts receivable are concentrated among a very small number of customers. As of December 31, 2005, one customer, USL, accounted for 92% of our accounts receivable. At December 31, 2004, one customer, Novartis, accounted for 96% of our accounts receivable. We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable.

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

Net Loss per Share - We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (as of date of issuance if issued in the current year) being reported on and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 2005, 2004 and 2003 because our stock options and warrants were not included in the calculation since the inclusion of such potential shares (approximately 5,925,000, 5,784,000 and 6,465,000 potential shares of common stock at December 31, 2005, 2004 and 2003, respectively) would be antidilutive.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 was issued to improve financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. Providing a fair value measurement election also results in more financial instruments being measured at what the FASB regards as the most relevant attribute for financial instruments, fair value. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of FAS 155 to have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued FASB Statement 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 changes the requirements of the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have a material impact on our financial condition or results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided alternative methods of disclosure for stock-based employee compensation. It also supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The effective date for SFAS 123(R) was modified by the SEC in April 2005 and now is effective for public entities that do not file as small business issuers as of the beginning of the next fiscal year that begins after June 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, which we currently estimate to be approximately $1,000,000 based upon the non-vested portion of current stock options, will be recognized in 2006 through 2009, beginning in the first quarter of 2006. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for either recognition or pro forma disclosures. The adoption of SFAS 123(R), in addition to the cumulative effect discussed above, will also have an impact on our results of operations based upon the grant of future options, the materiality of which will be determined by the amount and fair value of future stock option grants.

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

4. Related Party Transactions

Levy Loans

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain of these loans when due. However, the Levys waived all default provisions, including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $853,000, $727,000 and $653,000, respectively, for the years ended December 31, 2005, 2004 and 2003 and total interest expense on all Levy loans was approximately $1,516,000, $1,309,000 and $1,294,000, respectively, for the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005, total accrued interest on all Levy loans was approximately $6,549,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,105,000 at December 31, 2005 and $10,553,000 at December 31, 2004. In 2005 and 2004, we repaid an aggregate of $448,000 and $720,000, respectively, in principal on certain of these loans. In addition, in 2005, we repaid an aggregate of $817,000 in accrued interest on certain of these loans.

Outstanding stockholder loans consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Jay Levy term loans (1)	$1,870	$1,870
Jay Levy demand loans (2)	8,225	8,225
Warren Levy demand loans (3)	5	235
Ronald Levy demand loans (4)	5	223

	10,105	10,553
Accrued interest	6,549	5,850

Total loans and interest due to stockholders	$16,654	$16,403

(1)	Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes that matured January 2002, and bear interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at December 31, 2005 was approximately $1,646,000 and was approximately $1,282,000 at December 31, 2004.

(2)	Loans from Jay Levy in the aggregate principal amount of $2,525,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (13% at December 31, 2005 and 11% at December 31, 2004) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at December 31, 2005 was approximately $3,421,000 and was approximately $2,752,000 at December 31, 2004.

(2)

Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (7.5% at December 31, 2005 and 5.5% at December 31, 2004) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at December 31, 2005 was approximately $1,479,000 and was approximately $1,113,000 at December 31, 2004. On February 15, 2005, Jay Levy transferred these $5,700,000 of demand notes to the Jaynjean Levy Family Limited Partnership in exchange for partnership units. Warren Levy and Ronald Levy are general partners of that partnership.

(3)	Loan from Warren Levy in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (7.5% at December 31, 2005 and 5.5% at December 31, 2004) and is classified as short-term debt. This loan is secured by a secondary security interest in our equipment and real property. Accrued interest on this loan at December 31, 2005 was approximately $1,500 and was approximately $1,100 at December 31, 2004. An additional loan in the aggregate principal amount of $230,000 was repaid in full in October 2005.

(4)	Loan from Ronald Levy in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (7.5% at December 31, 2005 and 5.5% at December 31, 2004) and is classified as short-term debt. This loan is secured by a secondary security interest in our equipment and real property. Accrued interest on this loan at December 31, 2005 was approximately $1,500 and was approximately $1,100 at December 31, 2004. An additional loan in the aggregate principal amount of $218,323 was repaid in full in October 2005.

Other Related Party Transactions

One of our directors serves as our Research Director, receiving $73,500 in annual compensation in 2005, 2004, and 2003. One of our officers exercised a stock option in December 2005 with payment of $55,000 paid to us in January 2006. This amount is included in Accounts and Other Receivable at December 31, 2005. One of our directors has retired from, and was of counsel in 2004, and a partner in, during 2003, a law firm that we have engaged for legal services. In 2004 and 2003, respectively, we incurred an aggregate of $334,000 and $547,000 in legal fees with this firm.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2005 and 2004:

	2005	2004	Estimated Useful Lives
Building and improvements	$1,454,960	$1,454,960	25 years
Leasehold improvements	8,992,353	8,984,086	Lesser of lease term or useful life
Manufacturing equipment	4,749,399	4,471,457	10 years
Laboratory equipment	3,088,494	2,994,118	5 years
Other equipment	659,423	524,773	10 years
Office equipment and furniture	533,902	477,248	5 years
Equipment under capital leases (See Note 11)	1,093,424	912,030	Lesser of lease term or useful life

	20,571,955	19,818,672
Less accumulated depreciation and amortization	(18,617,663)	(18,108,636)

	1,954,292	1,710,036
Land	121,167	121,167

Property, plant and equipment, net	$2,075,459	$1,831,203

Depreciation and amortization expense on property, plant and equipment was $509,000, $799,000 and $1,742,000 in 2005, 2004 and 2003, respectively. Our fully depreciated assets included above at December 31, 2005 and December 31, 2004 were approximately $16,100,000 and $15,750,000, respectively.

6. China Joint Ventures

Current joint venture

In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group, or SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG contributed its existing injectable calcitonin license to the joint venture, which will allow the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. The timing of the approval of our NDA in China is uncertain. During this review process, brief local human trials will be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require local financing by the joint venture. The existing joint venture began operations in March 2002 and sales of its injectable calcitonin product began in April 2002. Initial sales will be used by the joint venture to offset startup costs. The existing joint venture’s results to date have been immaterial to our overall results of operations. We account for our investment in the joint venture under the equity method. Our investment and our share of the earnings in the existing joint venture has been immaterial to date. Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter.

Former joint venture

In 2000, we became obligated to pay to the Qingdao General Pharmaceutical Company, our former joint venture partner in China, an aggregate of $350,000 in monthly principal installment payments of $5,000 in order to terminate this joint venture of which $15,000 is remaining as of December 31, 2005. We recognized the entire $350,000 obligation as an expense in 2000.

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

8. Fusion Capital Financing

On April 7, 2005, we completed the sale of a total of 2,123,142 shares of our common stock and a common stock warrant to purchase up to 1,061,571 shares of our common stock (which remains outstanding at December 31, 2005) at an exercise price per share of $1.77 to Fusion in a private placement pursuant to a common stock purchase agreement for gross proceeds to us of $3,000,000. The shares became freely tradable after a registration statement, filed April 25, 2005, was declared effective by the SEC on July 1, 2005.

In October 2003, we entered into a common stock purchase agreement, as amended, with Fusion under which Fusion agreed, if so requested by Unigene and subject to certain conditions, to purchase on each trading day during the term of the agreement $30,000 of our common stock up to an aggregate of $15,000,000. This agreement was terminated by us in April 2005. We had the ability to decrease or suspend purchases or terminate the agreement at any time. The sales price per share to Fusion was equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion, or the average of the lowest three closing sale prices of our common stock during the twelve trading days prior to the date of purchase by Fusion. As compensation for its commitment, we issued to Fusion in October 2003, 1,000,000 shares of common stock and a five-year warrant, as amended, to purchase 250,000 shares of common stock at an exercise price of $0.90 per share which was charged to additional paid-in-capital. Fusion may sell the shares issued as a commitment fee or the shares issuable upon the exercise of the warrant. In December 2004, we received an advance from Fusion in the aggregate amount of $2,500,002. This was classified on our balance sheet as “Liability to be settled in common stock.” This sale was contingent upon a prior Fusion registration statement becoming effective, which occurred in January 2005. Therefore, in January 2005 we issued an aggregate of 1,302,140 shares to Fusion to settle this liability. In December 2000, we issued a five-year warrant to purchase 373,002 shares of Unigene common stock to an investment banker as a fee in connection with our first Fusion financing agreement. The warrant had an exercise price of $1.126. During 2005, 243,338 shares of common stock were issued as a result of a cashless exercise of the 373,002 warrant shares.

9. Inventory

Inventories consisted of the following as of December 31, 2005 and 2004:

	2005	2004
Finished goods – calcitonin and PTH, net of allowances of $1,782,000 and $1,762,000, respectively	$2,556,996	$—
Work in process – PTH, net of allowance of $146,424 in 2004	—	292,848
Raw materials	1,624,214	1,077,427

Total	$4,181,210	$1,370,275

10. Accrued expenses-other

Accrued expenses - other consisted of the following at December 31, 2005 and 2004:

	2005	2004
Former China joint venture (Note 6)	$15,000	$75,000
Interest – note payable to Tail Wind (Note 7)	—	167,997
Vacation, payroll taxes and other payroll-related expenses	897,298	489,419
Consultants	713,124	714,879
Professional fees and other	386,265	296,741

Total	$2,011,687	$1,744,036

11. Obligations Under Capital Leases

We entered into various lease arrangements which qualify as capital leases. The future years’ minimum lease payments under the capital leases, together with the present value of the net minimum lease payments, as of December 31, 2005 were as follows:

2006	$87,883
2007	84,499
2008	50,499
2009	2,297

Total minimum lease payments	225,178
Less amount representing interest	(36,227)

Present value of net minimum lease payments	188,951
Less current portion	(73,429)

Obligations under capital leases, excluding current portion	$115,522

The interest rates on these leases vary from 9% to 13%.

Following is a summary of property held under capital leases:

	2005	2004
Lab equipment	$435,787	$315,401
Manufacturing equipment	575,433	547,732
Office equipment	82,204	48,897

	1,093,424	912,030
Less: accumulated depreciation	(861,133)	(669,272)

	$232,291	$242,758

12. Obligations Under Operating Leases

We were obligated under a 10-year net-lease, which began in February 1994, for our manufacturing facility located in Boonton, New Jersey. That lease was renewed in 2003 and now expires in 2014. We have a 10-year renewal option as well as an option to purchase the facility. In addition, we lease laboratory, production, and office equipment under various operating leases expiring in 2006 through 2008. Total future minimum rentals under these noncancelable operating leases are as follows:

2006	$210,000
2007	204,000
2008	202,000
2009	201,000
2010	201,000
2011 and thereafter	622,000

$1,640,000

Total rent expense was approximately $217,000, $254,000 and $236,000 for 2005, 2004, and 2003, respectively.

13. Warrants

As of December 31, 2005, there were warrants outstanding, primarily to Fusion, all but 20,000 of which are currently exercisable, to purchase an aggregate of 1,331,571 shares of Common Stock at exercise prices ranging from $.90 to $2.00 per share. The following summarizes warrant activity for the past three years:

	Warrants	Warrants Exercisable At End of Year	Weighted Average Exercise Price
Outstanding December 31, 2002	1,728,002	1,648,002

Granted to Fusion	250,000		$0.90
Cancelled	(5,000)		2.38
Exercised	—		—

Outstanding December 31, 2003	1,973,002	1,973,002

Granted	—		$—
Cancelled	—		—
Exercised – Fusion	(1,000,000)		0.50

Outstanding December 31, 2004	973,002	973,002	$1.20

Granted to Fusion and other	1,081,571		$1.77
Cancelled	(150,000)		2.66
Exercised	(573,002)		0.95

Outstanding December 31, 2005	1,331,571	1,311,571	$1.61

A summary of warrants outstanding (all but 20,000 of which are exercisable) as of December 31, 2005 follows:

	Warrants Outstanding
Exercise Price	Number Outstanding	Weighted Ave. Remaining Life (years)	Weighted Ave. Exercise Price
$0.90	250,000	2.8	$.90
$1.77	1,061,571	4.3	1.77
$2.00	20,000	9.4	2.00

	1,331,571		$1.61

14. Rights Plan

On December 30, 2002, pursuant to a rights agreement, we distributed common stock purchase rights to stockholders of record as a dividend at the rate of one right for each share of common stock. Each right entitles the holder to purchase from us one ten-thousandth of a share of common stock at an exercise price of $4.00. Initially the rights are attached to the common stock and are not exercisable. There is one right outstanding for every share of common stock outstanding.

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

15. Stock Option Plans

During 1994, our stockholders approved the adoption of the 1994 Employee Stock Option Plan (the “1994 Plan”). All of our employees were eligible to participate in the 1994 Plan, including executive officers and directors who are our employees. The 1994 Plan terminated on June 6, 2000; however, 653,100 options previously granted continue to be outstanding, all of which are currently exercisable under that plan as of December 31, 2005. There are no additional shares reserved for issuance under this plan.

At our 1999 Annual Meeting, the stockholders approved the adoption of a 1999 Directors Stock Option Plan (the “1999 Plan”) under which each person elected to the Board after June 23, 1999 who is not an employee will receive, on the date of his initial election, an option to purchase 21,000 shares of Common Stock. In addition, on May 1st of each year, each non-employee director will receive an option to purchase 10,000 shares of Common Stock if he or she has served as a non-employee director for at least six months prior to the May 1st grant. Each option granted under the 1999 Plan will have a ten-year term and the exercise price of each option will be equal to the market price of Unigene’s Common Stock on the date of the grant. A total of 350,000 shares of Common Stock are reserved for issuance under the 1999 Plan.

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

The following summarizes activity for options granted to directors and employees:

	Options	Weighted Average Exercise Price	Options Exercisable At End of Year	Weighted Average Grant-date Fair Value
Outstanding January 1, 2003	3,857,240	$1.05	3,195,290

Granted	830,900	$0.31		$0.29
Cancelled	(79,500)	0.56
Exercised	(116,250)	0.49

Outstanding December 31, 2003	4,492,390	$0.94	3,620,490

Granted	199,000	$1.13		$1.14
Cancelled	(61,375)	0.79
Exercised	(419,700)	0.48
Expired	(500)	3.00

Outstanding December 31, 2004	4,209,815	$0.99	3,554,762

Granted	616,865	$2.07		$1.86
Cancelled	(58,500)	.63
Exercised	(937,000)	1.54
Expired	(183,865)	1.63

Outstanding December 31, 2005	3,647,315	$1.01	2,874,262	$0.90

The fair value of the stock options granted in 2005, 2004 and 2003 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0%; expected volatility of 97% in 2005, 115% in 2004 and 116% in 2003; a risk-free interest rate of 4% in 2005, 3.6% in 2004 and 3.0% in 2003; and expected lives of 5 years.

A summary of options outstanding and exercisable as of December 31, 2005, follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Ave. Remaining Life (years)	Weighted Ave. Exercise Price	Number Exercisable	Weighted Ave. Exercise Price
$ 0.28-0.49	1,899,700	6.2	$.40	1,658,224	$.41
$ 0.50-0.99	552,750	4.7	.69	475,750.65
$ 1.00-1.99	669,865	5.8	1.82	466,788	1.88
$ 2.00-2.99	502,000	6.2	2.47	263,500	2.61
$ 3.00-4.36	23,000	9.9	3.59	10,000	3.32

	3,647,315			2,874,262

As of December 31, 2005, options to purchase 179,000 shares and 638,610 shares of Common Stock were available for grant under the 1999 and 2000 Plans, respectively.

16. Gain on the Extinguishment of Debt and Related Interest

Gain on the extinguishment of debt and related interest in 2004 resulted from our December 2003 settlement agreement with Covington and Burling. Under the agreement, any payments that we made to Covington and Burling before December 31, 2004 reduced our total obligation of approximately $1,097,000, consisting of principal and interest, by a multiple of the amount of the payment (multiples ranged from 1.46 to 1.19 depending on the month of payment). During 2004, we made payments to Covington and Burling in the aggregate amount of approximately $811,000. These payments had average multiples of approximately 1.35 and reduced in full our debt to Covington and Burling. We therefore recognized a gain on extinguishment of debt in the amount of approximately $286,000 for the year ended December 31, 2004. There were no gains on the extinguishment of debt in 2005.

17. Income Taxes

As of December 31, 2005, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $85,000,000, expiring from 2006 through 2025, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. Approximately $2,500,000 of these net operating losses are related to gains on exercises of employee stock options. The tax benefit related to these stock options would be credited to additional paid-in capital when realized. In addition, as of December 31, 2005, we had federal research and development credits in the approximate amount of $3,600,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2006 through 2025.

We have New Jersey operating loss carryforwards in the approximate amount of $26,000,000, expiring from 2007 through 2012, which are available to reduce future earnings, which would otherwise be subject to state income tax. Changes in New Jersey tax law in 2004 allow the use of a company’s own New Jersey net operating losses to offset 50% of its current taxable income in 2004 and 2005. Beginning in calendar year 2006, New Jersey net operating losses will be deductible in full. As of December 31, 2005, approximately $22,000,000 of these New Jersey loss carryforwards had been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We sold tax benefits and realized a total of $440,000 in 2005, $502,000 in 2004 and $269,500 in 2003. In addition, as of December 31, 2005, we had New Jersey research and development credits in the approximate amount of $1,400,000, which are available to reduce the amount of future New Jersey income taxes. These credits expire from 2006 through 2016.

Income tax benefits recorded are summarized as follows:

	Year ended December 31,
	2005	2004	2003
Proceeds from sale of New Jersey tax benefits	$440,000	$502,000	$269,500
State tax expense	(20,000)	(16,000)	(5,000)

Total income tax benefit	$420,000	$486,000	$264,500

The reconciliation for the benefit from income taxes and the amount computed by applying the federal statutory income tax rate (34%) is summarized as follows:
Tax benefit at expected rate	$168,000	$2,185,000	$2,605,000
(Increase) decrease in valuation allowance for deferred tax assets and other	398,000	(1,650,000)	(3,107,000)
Changes in prior years’ net operating losses	(889,000)	(625,600)	(204,680)
Permanent tax differences	458,320	130,560	43,044
State taxes	69,500	60,725	257,647
Net change in tax credits	(54,000)	140,000	400,989
Net proceeds from sale of New Jersey tax benefits	264,000	301,000	269,500
Other items	5,180	(55,685)	—

Recorded income tax benefit	$420,000	$486,000	$264,500

Deferred tax assets are summarized as follows:

	December 31,
	2005		2004
Federal net operating loss carryforwards		$29,051,000		$28,900,000
State net operating loss carryforwards		1,588,000		1,579,000
Tax credits carryforward		4,957,000		5,011,000
Deferred revenue basis differences		3,868,000		4,171,000
Fixed asset basis differences		2,518,000		2,720,000

		41,982,000		42,381,000
Valuation allowance		(41,982,000)		(42,381,000)

Net deferred tax assets	$	— 0 —	$	— 0 —

18. Employee Benefit Plan

We maintain a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to an annual maximum for each employee set by the Internal Revenue Service. Our discretionary matching contribution expense for 2005, 2004 and 2003 was approximately $103,000, $66,000 and $54,000, respectively.

19. Research, Licensing and other Revenue

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will fund all development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. An aggregate of $8,000,000 in up-front and milestone payments was received in 2002 through 2004. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through December 31, 2005. For the year ended December 31, 2005, we recognized $357,000 for PTH sales and an aggregate of $200,000 in licensing revenue. GSK could make additional milestone payments to us in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product. The timing of future milestones is also uncertain, as are our future costs to complete the project. However, most future costs will be borne by our licensee. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations. Cash received in advance of shipment is considered a customer deposit. During 2005, 2004, and 2003, and since inception, direct and indirect costs associated with this project were approximately $204,000, $1,235,000, $900,000 and $6,458,000, respectively.

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL is packaging the product and distributing it nationwide. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. During 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. During the third quarter of 2005, we received the final $4,000,000 milestone payment for the FDA’s approval of Fortical. Fortical was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. Revenue for the year ended December 31, 2005 consists of the recognition of $158,000 of licensing revenue from USL in addition to $6,479,000 in sales to USL, the $4,000,000 milestone payment and $2,613,000 in royalties from USL for the year ended December 31, 2005. 2005 sales and royalties primarily represent launch quantities into distribution channels. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the market place and, therefore, are difficult to predict. It is uncertain whether or not we will successfully commercialize Fortical. . This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment. During 2005, 2004 and 2003, and since inception, direct and indirect costs associated with this project were approximately $3,634,000, $474,000, $2,500,000 and $11,198,000, respectively.

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. The timing of future milestones is uncertain, as are our future costs to complete the project. However, most future costs will be borne by our licensee. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. For the year ended December 31, 2005, we recognized $393,000 in licensing revenue. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is projected to be used by Novartis in future studies including clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us. During 2005 and 2004, and since inception, direct and indirect costs associated with this project were approximately $37,000, $3,903,000 and $3,940,000, respectively.

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

21. Selected Quarterly Financial Data (Unaudited)

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$588,204	$215,139	$11,872,608	$1,599,599
Operating income (loss)	(2,902,465)	(2,112,218)	8,310,222	(2,701,131)
Net income (loss)	(3,254,236)	(2,485,817)	7,897,455	(2,652,995)
Net income (loss) per share, basic	$(.04)	$(0.03)	$0.10	$(.03)
Net income (loss) per share, diluted	$(.04)	$(0.03)	$0.09	$(.03)

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$323,323	$869,490	$5,215,698	$1,991,531
Operating income (loss)	(2,157,068)	(2,553,316)	1,244,805	(1,878,880)
Net income (loss)	(2,452,656)	(2,674,460)	932,133	(1,745,846)
Net income (loss) per share, basic and diluted	$(0.03)	$(0.03)	$0.01	$(0.02)

22. Commitments and Contingencies

On December 14, 2005, the Board of Directors of Unigene Laboratories, Inc. approved the adoption of a deferred compensation plan for Dr. Ronald Levy, Executive Vice President and Director of the Company, and Dr. Warren Levy, President, Chief Executive Officer and Director of the Company. Previously, Drs. Levy were the beneficiaries of split-dollar life insurance policies owned by us with a face value of $1,000,000 each that were originally purchased in 1988. These policies were terminated without any consideration paid to them in 2005 due to changes in the tax law as well as Sarbanes-Oxley regulations, and the entire cash proceeds were received by Unigene. In recognition of the services of Drs. Levy and the cancellation of the split-dollar life insurance policies, the Board recommended the adoption of a deferred compensation plan. The major features of the plan are as follows: we agree to credit a book account with $25,000 per year on the January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for each participant; the credits to the accounts would be 100% vested; upon the death of a participant, any remaining contributions would be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions shall be made to each participant’s account. The related contracts were finalized and executed in February 2006. Therefore, we will recognize this liability in the first quarter of 2006.

The entire value of the account would be distributed as follows: upon attainment of age 75, 25% of balance, upon attainment of age 76, 33.33% of remaining balance, upon attainment of age 77, 50% of remaining balance, and the remainder of the balance upon attainment of age 78; in the event of a participant’s death or disability, 50% of the participant’s account balance shall be distributed following his death or disability and the remainder distributed on the first anniversary of his death or disability.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Furthermore, our principal executive officer and our principal financial officer concluded that, with the exception of the changes described below regarding the hiring of additional personnel, there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period ended December 31, 2005.

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

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Unigene’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. During the third quarter of 2005, we identified a material weakness over our internal controls according to which the cost allocation between cost of goods sold and research and development expenses was not properly reviewed and verified. In response to this material weakness from the third quarter of 2005, during the quarterly period ended December 31, 2005, consistent with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002, we hired additional personnel to improve segregation of duties and facilitate the review process related to the allocation of expenses to be disclosed in our financial statements.

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Unigene’s independent registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting. Our principal executive officer and principal financial officer determined that, with the exception of the change described above, there were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Unigene Laboratories, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Unigene Laboratories, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Unigene Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

Except as described below, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness was identified and has been included in management’s assessment. During the 3rd quarter of 2005, the accuracy of cost allocation between cost of goods sold and research and development was not properly reviewed and verified. This caused a material reclassification adjustment for the period ended September 30, 2005, which was corrected prior to the filing of the September 30, 2005 Form 10-Q. We believe this condition was a material weakness in the design and operation of the internal control of the Company in the 3rd quarter of 2005. Although the Company has implemented controls to review and verify this allocation and has determined that these controls were operating effectively as of December 31, 2005, the controls have not been in operation for a sufficient period of time to enable us to obtain sufficient evidence about their operating effectiveness.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, except for the effect of matters we might have discovered had we been able to examine sufficient evidence about the operating effectiveness of the controls over the review of the accuracy of the cost allocation between cost of goods sold and research and development, management’s assessment that Unigene Laboratories, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, except for the effect of matters we might have discovered had we been able to examine sufficient evidence about the operating effectiveness of the controls over the review of the accuracy of the cost allocation between cost of goods sold and research and development, Unigene Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Unigene Laboratories, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Edison, New Jersey

March 16, 2006

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

INFORMATION REGARDING DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

Name	Age	Year Joined Unigene	Position
Warren P. Levy (1)	54	1980	President, CEO and Director
Ronald S. Levy (1)	57	1980	Executive Vice President and Director
Jay Levy (1)	82	1980	Treasurer, Chairman of the Board and Director
James P. Gilligan	53	1981	Vice President of Product Development
Nozer M. Mehta	58	1982	Vice President, Biological R & D
Paul P. Shields	45	1989	Vice President, Mfg. Operations
William J. Steinhauer	51	1987	Vice President of Finance
Allen Bloom	62	1998	Director
J. Thomas August	78	1990	Director of Research and Director
Robert F. Hendrickson	73	2004	Director
Marvin L. Miller	69	2005	Director
Bruce Morra	52	2006	Director
Peter Slusser	76	2006	Director

(1)	Warren P. Levy and Ronald S. Levy are brothers and are the sons of Jay Levy.

Dr. Warren P. Levy, a founder of the Company, has served as President, Chief Executive Officer and Director of the Company since its formation in November 1980. Dr. Levy holds a Ph.D. in biochemistry and molecular biology from Northwestern University and a bachelor’s degree in chemistry from the Massachusetts Institute of Technology.

Dr. Ronald S. Levy, a founder of the Company, has served as Director of the Company since its formation in November 1980, as Executive Vice President since April 1999 and as Secretary since May 1986. From November 1980 through March 1999, he served as Vice President of the Company. Dr. Levy holds a Ph.D. in bioinorganic chemistry from Pennsylvania State University and a bachelor’s degree in chemistry from Rutgers University.

Mr. Jay Levy, a founder of the Company, has served as Chairman of the Board of Directors and Treasurer of the Company since its formation in November 1980. Mr. Levy was Chief Financial Officer of the Company from 1980 through February 2005. He holds a B.B.A. degree from City College of New York and has more than 25 years of progressively responsible experience leading to senior accounting and financial management positions with several internationally known manufacturing corporations. For 17 years he was the principal financial advisor for the late Nathan Cummings, a noted industrialist and philanthropist. From 1985 through 1991 he served in similar capacity to the estate of Nathan Cummings and to the Nathan Cummings Foundation, a large charitable foundation. Mr. Levy is a part-time employee and devotes approximately 15% of his time to the Company.

Dr. Allen Bloom, a patent attorney, has been an independent consultant since January 2004. He was a partner at Dechert LLP, a law firm, from 1994 through December 31, 2003, where he was Co-Chair of the Intellectual Property Group and headed a patent practice group which focused on biotechnology, pharmaceuticals and medical devices. For the nine years prior thereto, he was Vice President, General Counsel and Secretary of The Liposome Company, Inc., a biotechnology company. His responsibilities there included patent, regulatory and licensing activities. Dr. Bloom serves on the Board of Directors of Cytogen Corporation. Dr. Bloom holds a Ph.D. in Organic Chemistry from Iowa State University, a J.D. degree from New York Law School and a B.S. in Chemistry from Brooklyn College.

Dr. J. Thomas August is a Distinguished Service Professor of the Departments of Oncology, Pharmacology and Molecular Sciences at the Johns Hopkins University School of Medicine, where he has been employed since 1976. He is also Director, Johns Hopkins Singapore Biomedical Centre. Dr. August has served as Unigene’s Director of Research since 1990.

He serves on the Board of Directors of Bioqual, Inc. and is also a consultant for various biotechnology and medical companies. Dr. August received his medical degree from Stanford University School of Medicine.

Dr. James P. Gilligan has been employed by Unigene since 1981 and has served as Vice President of Product Development since April 1999. From February 1995 to March 1999, he served as Director of Product Development. Dr. Gilligan holds a Ph.D. in pharmacology from the University of Connecticut and a Masters of International Business from Seton Hall University.

Mr. Robert F. Hendrickson was Senior Vice President, Manufacturing and Technology, for Merck & Co., Inc., an international pharmaceutical company, from 1985 to 1990. Since 1990, Mr. Hendrickson has been a management consultant with a number of biotechnology and pharmaceutical companies among his clients. He previously served as a director of Unigene from 1997 through 2001 before rejoining the Board in 2004 and is currently a director of Cytogen Corporation. Mr. Hendrickson received an A.B. degree from Harvard College and a Master in Business Administration degree from the Harvard Graduate School of Business Administration.

Dr. Bruce S. Morra has been an independent consultant since February 2000. He was the President of West Drug Delivery Systems, a division of West Pharmaceutical Services, Inc. from April 2003 through December 2004. He served as the President, COO, CFO, and board member of Biopore Corporation and Polygenetics, Inc., two related companies developing technology for drug delivery and medical devices for biomedical and industrial applications from 1998 through 2002, then served as Executive Vice President, Chief Business Officer and board member from 2002 to 2004. From 1993 through 2000, he served as President and COO of Flamel Technologies, Inc., a company developing, manufacturing and licensing drug and agrochemical delivery technologies and products. Dr. Morra previously served as director of Unigene from 2001 to 2003 before rejoining the Board in 2006. He currently serves as a director for Medisys Technologies, Inc. and InforMedix Holdings, Inc. Dr. Morra holds a Ph.D. in polymer science and engineering and an M.B.A. from the University of Massachusetts, Amherst and a B.S.E. in chemical engineering from Princeton University.

Mr. Peter Slusser was elected a director of Unigene in February 2006. Since July 1988, Mr. Slusser has been the President and Chief Executive Officer of Slusser Associates, Inc., a private investment banking company. From December 1975 to March 1988, he was Managing Director and head of Mergers and Acquisitions for Paine Webber Incorporated. Mr. Slusser currently serves as a director of Sparton Corporation, an undersea defense products and electronics contract manufacturer, and as a director of Ampex Corporation, a manufacturer of high speed digital recording equipment with a significant portfolio of digital video technology patents.

Mr. Marvin L. Miller has been the Executive Chairman of Onconova Therapeutics, Inc., a biotechnology company, since 2002. From 1994 through 2002, he served as President of Nextran Inc., a biotechnology company. Mr. Miller is currently a director of GTC Biotherapeutics, Inc. Mr. Miller received a BS degree in Pharmacy from the Philadelphia College of Pharmacy & Science and an MBA degree from the University of Wisconsin.

Dr. Nozer M. Mehta has served as our Vice President, Biological Research and Development since March 1, 2005. Dr. Mehta served as Director of Biological Research and Development from May 2003 through February 2005, as Director of Molecular and Cell Biology from 1999 through May 2002 and in various other capacities from 1982 through 1999. Dr. Mehta obtained a Doctorat d’Universite degree (equivalent to a Ph.D.) from the Universite Louis Pasteur in Strasbourg, France in 1976. Prior to joining Unigene, Dr. Mehta worked at the Cancer Research Institute in Bombay, India, and at the University of Nebraska at Lincoln.

Dr. Paul P. Shields has served as our Vice President, Manufacturing Operations since March 1, 2005. Dr. Shields served as Director of Plant Operations from 2001 through February 2005, as Plant Manager from 1995 through 2001, and in various other capacities from 1989 through 1995. Dr. Shields holds a Ph.D. in Biochemistry from the University of Pennsylvania and a B.S. in Chemical Engineering from the University of Michigan.

Mr. William J. Steinhauer, CPA, has served as our Vice President of Finance since March 1, 2005. Mr. Steinhauer served as Unigene’s Director of Finance from October 2003 through February 2005 and as Controller from July 1987 through September 2003. Prior thereto, Mr. Steinhauer served as Chief Financial Officer, Treasurer and Secretary of Refac Technology Development Corporation, a company involved in patent licensing and technology transfer. Mr. Steinhauer holds a Bachelor of Science degree in Accounting from Brooklyn College.

The Board has a standing audit committee. The responsibilities of the Audit Committee are to (i) annually select a firm of independent public accountants to act as auditors of the Company; (ii) review the scope of the annual audit with the auditors in advance of the audit, (iii) review the results of the audit and the adequacy of the Company’s accounting, financial and operating controls; (iv) review the Company’s accounting and reporting principles, policies and practices; and (v) approve fees paid to the auditors for audit and non-audit services. The current members of the Audit Committee are Allen Bloom (Chairman), Robert F. Hendrickson, Marvin L. Miller, and Peter Slusser. The Audit Committee held thirteen meetings during 2005. All members of the Audit Committee are considered to be “independent” as that term is defined under the listing standards of the National Association of Securities Dealers and two members, Robert F. Hendrickson and Peter Slusser, are considered by the Board of Directors to be “financial experts” as described in Rule 401(h) of Regulation S-K, promulgated under the Securities Act of 1933, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners complied with all section 16(a) filing requirements during 2005, except that: (i) Mr. Gilligan failed to file Form 4 for stock option transactions on December 7 and December 8, 2005 for 160,000 shares since he was out of the country and, upon discovery of the oversight, Mr. Gilligan filed a Form 4 on December 23, 2005, and (ii) Mr. Gilligan, through inadvertence, failed to file a Form 4 for one transaction on December 21, 2005 relating to a pre-arranged sale of 20,000 shares of Company common stock and, upon discovery of the oversight, Mr. Gilligan filed a Form 4 on January 26, 2006.

Code of Ethics

The Company has adopted a Code of Ethics. It describes specific policies concerning the ethical conduct of the Company’s business and applies to all officers, directors and employees. The Company’s Code of Ethics is posted on its internet website which can be found at http://www.unigene.com. Upon written request to Unigene Laboratories, Inc., 110 Little Falls Road, Fairfield, NJ 07004, we will provide without charge a copy of our Code of Ethics.

Item 11.	Executive Compensation.

REPORT OF THE COMPENSATION COMMITTEE ON 2005 EXECUTIVE COMPENSATION

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or “incorporated by reference” in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee was responsible for determining the 2005 compensation of the executive officers of the Company. This Report describes the policies and other considerations used by the Compensation Committee in establishing such compensation.

The members of the Compensation Committee are familiar with various forms and types of remuneration from reports of other public corporations and from their own business experience.

The Compensation Committee determined that, because the Company was still in a research and preproduction phase at the start of 2005, compensation for 2005 for executive officers could not be related primarily to the performance of the Company’s stock or to the annual profit performance of the Company. A primary consideration for the compensation of an executive officer of the Company is his leadership effort in the development of proprietary products and processes, and in planning for future growth and profitability. Of particular importance is the signing of revenue-generating licensing and distribution agreements as well as the achievement of milestones in these agreements. Other significant factors considered by the Compensation Committee in determining executive officers’ compensation were salaries paid by other public companies in the health-care related biotechnology field to comparable officers, the duties and responsibilities of the executive officers in the past and as projected, their past performance and commitment to the Company, and incentives for future performance, although no specific weighting was allocated to any of these considerations. The executive officers were also consulted with respect to their compensation and their plans for compensation for other personnel in order to coordinate all compensation policies of the Company. These factors were used to determine compensation for the executives under their employment agreements. See “Employment Agreements.”

The compensation for the Chief Executive Officer for 2005 was based on the same policies and considerations set forth above for executive officers generally.

SUBMITTED BY THE COMPENSATION COMMITTEE

OF THE COMPANY’S BOARD OF DIRECTORS

Robert F. Hendrickson, Chairman

Allen Bloom

Marvin L. Miller

March 3, 2006

Employment Agreements

The Company entered into an employment agreement, effective January 1, 2000, with Warren P. Levy for an initial term of two years. Dr. Levy serves as President and Chief Executive Officer of the Company and received an annual salary of $160,000 for the initial year of the agreement. Salary increases beyond the first year are at the discretion of the Compensation Committee. Dr. Levy’s annual salary increased in February 2006 to $250,000 from $220,000 in 2005.

The Company entered into an employment agreement, effective January 1, 2000, with Dr. Ronald S. Levy for an initial term of two years. Dr. Levy serves as Executive Vice President of the Company and received an annual salary of $155,000 for the initial year of the agreement. Salary increases beyond the first year are at the discretion of the Compensation Committee. Dr. Levy’s annual salary increased in February 2006 to $231,000 from $210,000 in 2005.

Each agreement provides that, after the initial two-year term, the agreement will be renewed on a year-to-year basis unless either party notifies the other of the desire not to renew the agreement no later than three months prior to the scheduled termination date. Each agreement also provides that, upon (a) termination of the employment of the executive by the Company without cause or (b) resignation of the executive for good reason (which is defined to mean a change of control of the Company or a material diminution of the executive’s responsibilities without his consent), the Company will make a lump-sum severance payment to the executive equal to (i) the salary that the executive would have earned for the remaining term of this agreement, if the remaining term (either the initial term or as extended) is more than one year or (ii) the executive’s then-current annual salary, if the remaining term of the agreement (either the initial term or as extended) is one year or less.

Director Compensation

Directors who are not employees received an annual retainer in 2005 of $8,000 as well as a fee of $1,500 for each Board of Directors meeting attended. Allen Bloom, J. Thomas August and Robert F. Hendrickson are the current directors who received such fees in 2005. The annual retainer increased to $12,000 in 2006. Board members earn additional compensation for service on the Audit and Compensation Committees as follows: $500 per committee conference call, $1,000 per meeting of the committee if such meeting is convened solely to transact committee business, or $500 per meeting if such meeting is convened on a date or in conjunction with other activities of the Company or its Board of Directors or other committees for purposes in addition to committee business. The Chairmen of the Audit and Compensation Committees received 115% of the aforementioned fees in 2005. Beginning in 2006, the Chairmen of the Audit and Compensation Committees will receive annual retainers of $10,000 and $6,000, respectively, in addition to the annual Board retainer. Jay Levy receives annual compensation of $75,000 in his capacities as Chairman of the Board, Treasurer, and Assistant Secretary.

At the 1999 Annual Meeting, the stockholders approved a new Directors Stock Option Plan (the “1999 Plan”) to replace the 1994 Outside Directors Stock Option Plan (the “1994 Plan”). Under the 1999 Plan, each person elected to the Board of Directors who is not an employee receives, on the date of his initial election, an option to purchase 21,000 shares of Common Stock (an “Initial Option”). On May 1st of each year, each non-employee director receives an option to purchase 10,000 shares of Common Stock if he has served as a non-employee director for at least six months prior to the May 1st grant date (an “Additional Option”). Each option granted under the 1999 Plan has a ten-year term and an exercise price equal to the market price of the Common Stock on the date of the grant. Each Initial Option vests in equal installments of 1/3 over a period of three years, commencing on the date of the grant and each Additional Option vests in its entirety on the first anniversary of the grant.

All options become exercisable upon the vesting thereof, and remain exercisable for the remaining term of the option, unless the director’s service as a non-employee director terminates prior to the expiration of the term. If the grantee’s service as a director terminates prior to the expiration of the option, the option will remain exercisable for a 90-day period following termination of service, except (i) if a non-employee director resigns due to disability, the option will remain exercisable for 180 days following termination, and (ii) if a non-employee director dies while serving as a director, or within 90 days following termination of service (180 days in the case of disability), the option will remain exercisable for 180 days following the person’s death. After such period, the option will terminate and cease to be exercisable. Under the 1999 Plan, Allen Bloom has received options to purchase 70,000 shares of Common Stock (60,000 of which are currently exercisable), J. Thomas August has received options to purchase 61,000 shares of Common Stock (51,000 shares of which are currently exercisable), Robert F. Hendrickson has received options to purchase 31,000 shares of Common Stock (7,000 of which are currently exercisable), Marvin L. Miller has received options to purchase 21,000 shares of Common Stock (7,000 of which are currently exercisable) and Bruce Morra and Peter Slusser have each received options to purchase 21,000 shares of Common Stock (none of which are currently exercisable).

Under the 1994 Plan, each person who was an outside director at the time of the adoption of the 1994 Plan was granted, and each person who subsequently was elected as an outside director was granted, a ten-year option to purchase 30,000 shares of Common Stock at an exercise price equal to the market price of the Common Stock on the date of the grant. The options vest in equal increments over the three-year period following the grant. If the recipient’s service as a director terminates, the option will expire three months after the date of such termination. Under the 1994 Plan, Allen Bloom has received a grant of options to purchase 30,000 shares (all of which are currently exercisable).

On December 5, 2001, the Board of Directors granted stock options to the entire Board of Directors as follows:

Jay Levy	300,000
Allen Bloom	150,000
J. Thomas August	120,000
Warren P. Levy	100,000
Ronald S. Levy	100,000

The exercise price of these options is $.47 per share, the closing stock price on December 5, 2001. These ten-year options vested 10% on December 5, 2001 and 30% on each of June 5, 2002, December 5, 2002 and June 5, 2003. For the stock options granted to Allen Bloom and J. Thomas August, upon termination of their status as director, their time to exercise after termination will be based upon tenure as follows:

Tenure as Director	Time period after Termination to Exercise

Up to 1 year	90 days
Greater than 1 and up to 3 years	180 days
Greater than 3 and up to 5 years	1 year
Greater than 5 years	2 years

For the stock options granted to Jay Levy, Warren P. Levy and Ronald S. Levy, in the event of termination, the option holder has three months to exercise their options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Executive compensation for 2005 was determined by the Compensation Committee of the Company, at the time consisting of Robert F. Hendrickson, Marvin Miller, and Allen Bloom. None of Mr. Hendrickson, Mr. Miller or Mr. Bloom currently serves as an officer of the Company. There are no compensation committee interlocks between the Company and any other entity involving the Company’s or such entity’s executive officers or board members.

No member of the Compensation Committee had a relationship that requires disclosure under Item 402(j)(3) of Regulation S-K.

EXECUTIVE COMPENSATION

The following table sets forth, for the years 2005, 2004 and 2003, compensation paid to the Chief Executive Officer of the Company and the four other most highly compensated officers of the Company, for services rendered by such executive officers in all capacities in which they served:

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Securities Underlying Options	All Other Compensation(1)
Warren P. Levy, President, Chief Executive Officer and Director	2005 2004 2003	$218,270 194,689 179,453	$22,000 2,450 1,600	$-0- -0- -0-		-0- -0- -0-	$8,169 14,004 13,989

Ronald S. Levy, Executive Vice President and Director	2005 2004 2003	209,033 190,438 175,103	21,000 2,375 1,550	-0- -0- -0-		-0- -0- -0-	9,968 17,004 16,914

James P. Gilligan, Vice President for Product Development	2005 2004 2003	193,424 174,741 158,713	19,500 2,250 1,450	7,269 7,385 8,365	(2) (2) (2)	120,000 -0- 90,000	-0- -0- -0-

Nozer M. Mehta, Vice President, Biological Research and Development	2005 2004 2003	183,597 166,916 155,118	18,500 2,125 1,450	11,252 5,862 23,586	(2) (3) (4)	65,000 -0- 75,000	-0- -0- -0-

Paul P. Shields, Vice President Manufacturing Operations	2005 2004 2003	166,746 142,923 137,755	17,000 1,850 1,300	3,701 11,740 5,625	(2) (5) (6)	40,000 -0- 75,000	-0- -0- -0-

(1)	Represents premium paid by the Company on executive split-dollar life insurance.

(2)	Represents reimbursement for unused vacation days.

(3)	Represents reimbursement for unused vacation days in the amount of $3,462 and retroactive pay adjustment in the amount of $2,400.

(4)	Represents reimbursement for unused vacation days in the amount of $10,695 and retroactive pay adjustment in the amount of $12,891.

(5)	Represents reimbursement for unused vacation days in the amount of $4,169 and retroactive pay adjustment in the amount of $7,571.

(6)	Represents reimbursement for unused vacation days in the amount of $4,566 and retroactive pay adjustment in the amount of $1,059.

STOCK OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 2005

The following table sets forth certain information relating to stock options grants to each of the executive officers named in the Summary Compensation Table during the year ended December 31, 2005:

Name	Number of Shares Underlying Options Granted	Percent of Total Option shares Granted to Employees(1)	Exercise Price per Share(2)	Expiration Date	Grant Date Value
Warren P. Levy	-0-	—	$—	—	$—
Ronald S. Levy	-0-	—	$—	—	$—
James P. Gilligan	45,000	8%	$2.30	2/28/15	$93,047	(3)
James P. Gilligan	75,000	13.3%	$1.58	4/05/15	$106,373	(4)
Nozer M. Mehta	40,000	7.1%	$2.30	2/28/15	$82,708	(3)
Nozer M. Mehta	25,000	4.4%	$1.58	4/05/15	$35,458	(4)
Paul P. Shields	40,000	7.1%	$2.30	2/28/15	$82,708	(3)

(1)	Options exercisable for an aggregate of 565,865 shares of Common Stock were granted to employees in 2005 under the 2000 Stock Option Plan.

(2)	Fair market value on the date of grant.

(3)	The fair value of the stock option granted is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 97.2%; a risk-free interest rate of 4.0%; and expected life of 5 years.

(4)	The fair value of the stock option granted is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 96.7%; a risk-free interest rate of 4.1%; and expected life of 5 years.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

The following table sets forth information as to the exercises of options during the year ended December 31, 2005, and the number and value of unexercised options held as of December 31, 2005, by each of the executive officers named in the Summary Compensation Table:

	Exercises During The Fiscal Year		Number of Shares Underlying Unexercised Options		Value of Unexercised In-the-Money Options (1)
	Number of Shares Acquired	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Warren P. Levy	0	$0	100,000	0	$394,000	$0
Ronald S. Levy	0	$0	100,000	0	$394,000	$0
James P. Gilligan	200,000	$453,119	295,000	110,000	$1,004,775	$327,950
Nozer M. Mehta	100,000	$204,134	178,333	71,667	$676,782	$213,093
Paul P. Shields	170,000	$438,461	132,750	55,000	$462,120	$165,925

(1)	Based upon a closing price of $4.41 on December 31, 2005.

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock to the cumulative total return of the NASDAQ Market Index, and the RDG Microcap Biotechnology Index.

[GRAPHIC – GRAPH PLOTTED TO POINTS IN CHART BELOW]

COMPARISON OF CUMULATIVE TOTAL RETURN

OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

FISCAL YEAR ENDING

COMPANY/INDEX/MARKET	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005
Unigene Laboratories, Inc.	100.00	42.45	25.47	41.79	146.93	287.99
NASDAQ Market Index	100.00	79.57	56.48	84.08	91.61	93.72
RDG Microcap Biotechnology Index	100.00	81.00	31.96	48.43	40.58	26.40

Assumes $100 Invested on January 1, 2001

Assumes Dividends Reinvested

Fiscal Years Ending December 31.

The industry index chosen was the RDG Microcap Biotechnology Index.

The Broad Market index chosen was the NASDAQ Market Index

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For details of our equity compensation plans, please see footnotes 13 and 15 included in our Notes to Financial Statements.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information as of March 3, 2006, concerning the beneficial ownership of Common Stock by each director and nominee for director of the Company, each executive officer of the Company listed in the Summary Compensation Table, and all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Warren P. Levy	2,593,800	(2) (3) (4)	3.1%
Ronald S. Levy	2,408,800	(3) (5)	2.9%
Jay Levy	430,160	(6)	*
James P. Gilligan	429,760	(7)	*
Nozer M. Mehta	226,826	(8)	*
Paul P. Shields	147,910	(9)	*
William Steinhauer	105,666	(10)	*
Allen Bloom	251,000	(11)	*
J. Thomas August	193,552	(12)	*
Robert F. Hendrickson	67,000	(13)	*
Marvin L. Miller	7,000	(14)	*
Bruce Morra	101,000		*
Peter Slusser	0		0
Officers and Directors as a Group (13 persons)	6,449,379	(2) (3) (15)	7.6%

*	Less than one percent.

(1)	Unless otherwise noted, each person or group member has reported sole voting and sole dispositive power with respect to securities shown as beneficially owned by him.

(2)	Includes 200,000 shares of Common Stock held in a family trust over which Warren P. Levy in his capacity as trustee has voting and dispositive power. Warren Levy disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.

(3)	Warren Levy and Ronald Levy are general partners of, and have a pecuniary interest in, the W&R Levy Family Limited Partnership, which owns 513,095 shares of Unigene Laboratories, Inc. common stock. Warren Levy and Ronald Levy each disclaim beneficial ownership of the reported securities, except to the extent of their pecuniary interest therein.

(4)	Includes 100,000 shares of Common Stock that Warren P. Levy has the right to acquire upon the exercise of stock options that are exercisable either immediately or within 60 days.

(5)	Includes 100,000 shares of Common Stock that Ronald S. Levy has the right to acquire upon the exercise of stock options that are exercisable either immediately or within 60 days.

(6)	Includes 420,000 shares of Common Stock that Jay Levy has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

(7)	Includes 365,000 shares of Common Stock that James P. Gilligan has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

(8)	Includes 126,666 shares of Common Stock that Nozer M. Mehta has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

(9)	Includes 147,750 shares of Common Stock that Paul P. Shields has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

(10)	Includes 66,666 shares of Common Stock that William Steinhauer has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

(11)	Includes 250,000 shares of Common Stock that Allen Bloom has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

(12)	Includes 181,000 shares of Common Stock that J. Thomas August has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

(13)	Includes 17,000 shares of Common Stock that Robert F. Hendrickson has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

(14)	Consists of 7,000 shares of Common Stock that Marvin L. Miller has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

(15)	Includes an aggregate of 1,781,082 shares of Common Stock that such persons have the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

The table below summarizes the status of our equity compensation plans at December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,377,315	$1.05	817,610
Equity compensation plans not approved by security holders	1,601,571	$1.42	—

Total	4,978,886	$1.17	817,610

Item 13.	Certain Relationships and Related Transactions.

Related Party Transactions

One of our directors, J. Thomas August, serves as our Research Director, receiving $73,500 in annual compensation. One of our officers, James Gilligan, exercised a stock option in December 2005 with payment of $55,000 paid to us in January 2006. This amount is included in Accounts and Other Receivable at December 31, 2005. One of our directors has retired from, and was of counsel in 2004, and a partner in, during 2003, a law firm that we have engaged for legal services. In 2004 and 2003, respectively, we incurred an aggregate of $334,000 and $547,000 in legal fees with this firm.

Three of the current nine-member Board of Directors, Warren P. Levy, Ronald S. Levy and Jay Levy, are executive officers of the Company. Jay Levy is the father of Warren and Ronald Levy.

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $853,000, and total interest expense on all Levy loans was approximately $1,516,000 for the year ended December 31, 2005. As of December 31, 2005, total accrued interest on all Levy loans was approximately $6,549,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $10,105,000. In October 2005, we repaid an aggregate of $448,000 in principal on these loans.

Outstanding stockholder loans consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Jay Levy term loans (1)	$1,870	$1,870
Jay Levy demand loans (2)	8,225	8,225
Warren Levy demand loans (3)	5	235
Ronald Levy demand loans (4)	5	223

	10,105	10,553
Accrued interest	6,549	5,850

Total loans and interest due to stockholders	$16,654	$16,403

(1)	Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes that matured January 2002, and bear interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at December 31, 2005 was approximately $1,646,000.

(2)	Loans from Jay Levy in the aggregate principal amount of $2,525,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (13% at December 31, 2005 and 11% at December 31, 2004) that are classified as short-term debt. These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at December 31, 2005 was approximately $3,421,000.

(2)	Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (7.5% at December 31, 2005 and 5.5% at December 31, 2004) and are classified as short-term debt and which are secured by a security interest in certain of our patents. Accrued interest on these loans at December 31, 2005 was approximately $1,479,000. On February 15, 2005, Jay Levy transferred these $5,700,000 of demand notes to the Jaynjean Levy Family Limited Partnership in exchange for partnership units. Warren Levy and Ronald Levy are general partners of that partnership.

(3)	Loan from Warren Levy in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (7.5% at December 31, 2005 and 5.5% at December 31, 2004) and is classified as short-term debt. This loan is secured by a secondary security interest in our equipment and real property. Accrued interest on this loan at December 31, 2005 was approximately $1,500. An additional loan in the aggregate principal amount of $230,000 was repaid in full in October 2005.

(4)	Loan from Ronald Levy in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (7.5% at December 31, 2005 and 5.5% at December 31, 2004) and is classified as short-term debt. This loan is secured by a secondary security interest in our equipment and real property. Accrued interest on this loan at December 31, 2005 was approximately $1,500. An additional loan in the aggregate principal amount of $218,323 was repaid in full in October 2005.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. During the fiscal years ended December 31, 2005 and December 31, 2004, the fees billed by the principal accountant for the audit of the Company’s financial statements for such fiscal years and for the reviews of the Company’s interim financial statements were approximately $337,000 and $126,000, respectively.

Tax Fees. During the fiscal years ended December 31, 2005 and December 31, 2004, Grant Thornton provided tax services in the amounts of $-0- and $13,000, respectively. The 2004 tax services were related to determining the tax impact in connection with the potential restructuring of Unigene’s debt to corporate officers.

All Other Fees. During the fiscal years ended December 31, 2005 and December 31, 2004, Grant Thornton did not provide any professional services other than audit and tax services for the Company.

Before Grant Thornton is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company’s Audit Committee. The Audit Committee approved 100% of the tax fees incurred in 2004.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements.

The Financial Statements and Supplementary Data set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

(b) Exhibits.

See Index to Exhibits which appears on Pages 75-78.

(c) Financial Statement Schedules.

None.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant and Amendments thereto to July 1, 1986 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

3.1.1	Certificate of Amendments of Certificate of Incorporation filed July 29, 1986 and May 22, 1987 (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

3.1.2	Certificate of Amendments of Certificate of Incorporation filed August 22, 1997 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

3.1.3	Amendment to Certificate of Incorporation filed July 18, 2001 (incorporated by reference to Exhibit 3.1.3 of Post-Effective Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

3.2	Amended By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.1	Rights Agreement between Unigene Laboratories, Inc. and Registrar and Transfer Company, dated December 20, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated December 23, 2002).

4.2	Specimen Certificate for Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

10.1	Lease agreement between the Registrant and Fulton Street Associates, dated May 20, 1993 (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16005)).

10.2	1994 Employee Stock Option Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement dated April 28, 1994, which is set forth as Appendix A to Exhibit 28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16005)).

10.3	Directors Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-16005)).**

10.4	Mortgage and Security Agreement between the Registrant and Jean Levy dated February 10, 1995 (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.5	Loan and Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy dated March 2, 1995 (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.6	Employment Agreement between the Registrant and Warren P. Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.7	Employment Agreement between the Registrant and Ronald S. Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.8	Employment Agreement between the Registrant and Jay Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.9	Split Dollar Agreement dated September 30, 1992 between the Registrant and Warren P. Levy (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).**

10.10	Split Dollar Agreement dated September 30, 1992 between the Registrant and Ronald S. Levy (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).**

10.12	Amendment to Loan Agreement and Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated March 20, 1995 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.14	Amendment to Loan and Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated June 29, 1995 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.15	Promissory Note between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated June 29, 1995 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.17	License Agreement, dated as of July 15, 1997, between the Registrant and Warner-Lambert Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 15, 1997).*

10.19	Purchase Agreement, dated June 29, 1998, between the Registrant and The Tail Wind Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.21	Form of Promissory Note between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.22	Form of Promissory Note between the Registrant and Warren Levy and Ronald Levy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.23	Amendment to Loan Agreement and Security Agreement between the Registrant and Jay Levy, Warren Levy and Ronald Levy, dated June 25, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.24	Amended and Restated Secured Note between the Registrant and Jay Levy, dated July 13, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.25	Amended and Restated Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated July 13, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.26	Subordination Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated July 13, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.27	Mortgage and Security Agreement, dated July 13, 1999, between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.28	$70,000 Secured Note between the Registrant and Jay Levy dated July 30, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.29	$200,000 Secured Note between the Registrant and Jay Levy dated August 5, 1999 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.30	Modification of Mortgage and Security Agreement between the Registrant and Jay Levy dated August 5, 1999 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.31	Amendment to Security Agreement and Subordination Agreement between the Registrant and Jay Levy, Warren Levy and Ronald Levy, dated August 5, 1999 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.32	Joint Venture Contract between Shijiazhuang Pharmaceutical Group Company, Ltd., and Unigene Laboratories, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)*

10.33	Articles of Association of Shijiazhuang-Unigene Pharmaceutical Corporation Limited, dated June 15, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)*

10.34	2000 Stock Option Plan (incorporated by reference to Attachment A to the Registrant’s Schedule 14A, dated April 28, 2000, containing the Registrant’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (File No. 0-16005)). **

10.35	Common Stock Purchase Agreement, dated May 9, 2001, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement No. 333-60642 on Form S-1, filed May 10, 2001).

10.37	Warrant, dated March 30, 2001, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement No. 333-60642 on Form S-1, filed May 10, 2001).

10.38	Patent Security Agreement, dated March 13, 2001, between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.38 of Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.39	First Amendment to Patent Security Agreement, dated May 29, 2001, between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.39 of Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.42	License agreement between Unigene Laboratories, Inc. and SmithKline Beecham Corporation dated April 13, 2002 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, dated April 26, 2002). *

10.43	License and development agreement between Upsher-Smith Laboratories, Inc. and Unigene Laboratories, Inc. dated November 26, 2002 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on form 8-K, dated January 9, 2003). *

10.44	Settlement agreement between The Tail Wind Fund, Ltd. and Unigene Laboratories, Inc., dated April 9, 2002 (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.45	Director Stock Option Agreement between Allen Bloom and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).**

10.46	Director Stock Option Agreement between J. Thomas August and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).**

10.48	Second Amendment to Lease between Fulton Street Associates and Unigene Laboratories, Inc. dated as of May 15, 2003 (incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 1 to Registrant’s Registration Statement No. 333-75960, filed August 1, 2003).

10.49	Common Stock Purchase Agreement, dated October 9, 2003, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.49 to Registrant’s Registration Statement No. 333-109655, filed October 10, 2003).

10.51	Amendment No. 1 to Common Stock Purchase Agreement, dated October 9, 2003, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.51 to Amendment No. 1 to Registrant’s Registration Statement No. 333-109655, filed November 7, 2003).

10.52	Settlement Agreement dated December 18, 2003 between Covington and Burling and Unigene Laboratories, Inc. (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.53	License Agreement, dated April 7, 2004, between Unigene Laboratories, Inc. and Novartis Pharma AG (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).*

10.54	Form of Stock Option Agreement under 2000 Stock Option Plan (incorporated by reference to Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).**

10.55	Common Stock Purchase Agreement, dated April 7, 2005, between Unigene and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, dated April 13, 2005).

10.56	Registration Rights Agreement, dated April 7, 2005, between Unigene and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, dated April 13, 2005).

10.57	Summary of Deferred Compensation Plan between the Registrant and Dr. Warren P. Levy and Dr. Ronald S. Levy, dated December 14, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, dated December 14, 2005).**

23.1	Consent of Grant Thornton LLP.

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.

March 16, 2006	/s/ Warren P. Levy
Warren P. Levy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2006	/s/ Warren P. Levy
Warren P. Levy, President, Chief Executive Officer and Director (Principal Executive Officer)

March 16, 2006	/s/ Jay Levy
Jay Levy, Treasurer and Director

March 16, 2006	/s/ Ronald S. Levy
Ronald S. Levy, Secretary, Executive Vice President and Director

March 16, 2006	/s/ William J. Steinhauer
William J. Steinhauer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

March 16, 2006	/s/ J. Thomas August
J. Thomas August, Director

March 16, 2006	/s/ Allen Bloom
Allen Bloom, Director

March 16, 2006	/s/ Robert F. Hendrickson
Robert F. Hendrickson, Director

March 16, 2006	/s/ Marvin L. Miller
Marvin L. Miller, Director

March 16, 2006	/s/ Bruce S. Morra, Director
Bruce S. Morra, Director

March 16, 2006	/s/ Peter Slusser, Director
Peter Slusser, Director