Form 10-Q
period 2006-06-30
UNIGENE LABORATORIES INC
filed 2006-08-09
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Common Stock, $.01 Par Value— 87,723,765 shares as of July 25, 2006

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIGENE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,663,982	$4,146,486
Accounts and other receivable	347,944	661,467
Prepaid expenses	264,643	288,789
Inventory	4,857,031	4,181,210

Total current assets	13,133,600	9,277,952

Property, plant and equipment, net	2,221,681	2,075,459
Investment in joint venture	33,081	33,885
Patents and other intangibles, net	1,448,055	1,376,318
Other assets	33,794	10,388
Noncurrent inventory	1,442,779	—

Total assets	$18,312,990	$12,774,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$755,308	$756,004
Accrued expenses	1,345,363	2,011,687
Current portion - deferred licensing fees	762,752	756,752
Notes payable - stockholders	8,105,000	10,105,000
Accrued interest - stockholders	7,310,234	6,549,215
Current portion - capital lease obligations	73,429	73,429

Total current liabilities	18,352,086	20,252,087

Deferred licensing fees, excluding current portion	8,534,643	8,913,021
Capital lease obligations, excluding current portion	77,508	115,522
Deferred compensation	312,700	—

Total liabilities	27,276,937	29,280,630

Commitments and contingencies

Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 135,000,000 shares, issued and outstanding:
87,721,765 shares in 2006 and 83,201,515 shares in 2005	877,218	832,015
Additional paid-in capital	104,424,480	90,682,549
Accumulated deficit	(114,265,645)	(108,021,192)

Total stockholders’ deficit	(8,963,947)	(16,506,628)

Total liabilities and stockholders’ deficit	$18,312,990	$12,774,002

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30
	2006	2005	2006	2005
Revenue:
Licensing revenue	$189,189	$189,189	$378,378	$378,378
Product sales	—	—	—	357,456
Royalties	347,944	—	545,646	—
Development services and other	18,854	25,950	18,854	67,509

	555,987	215,139	942,878	803,343

Operating expenses:
Research, development and facility expenses	1,860,699	1,021,789	3,403,805	2,465,610
Cost of goods sold	—	—	—	292,848
Inventory reserve	—	—	—	887,419
General and administrative	1,439,708	1,305,568	3,139,585	2,172,149

	3,300,407	2,327,357	6,543,390	5,818,026

Operating loss	(2,744,420)	(2,112,218)	(5,600,512)	(5,014,683)

Other income (expense):
Interest income	114,012	4,610	141,036	11,305
Interest expense-principally to stockholders	(371,373)	(373,209)	(784,977)	(726,675)

Loss before income taxes	(3,001,781)	(2,480,817)	(6,244,453)	(5,730,053)

Income tax expense	—	(5,000)	—	(10,000)

Net loss	$(3,001,781)	$(2,485,817)	$(6,244,453)	$(5,740,053)

Loss per share – basic and diluted:
Net loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.07)

Weighted average number of shares outstanding - basic and diluted	87,663,388	81,837,622	85,884,031	80,757,644

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2006

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number of Shares	Par Value
Balance, January 1, 2006	83,201,515	$832,015	$90,682,549	$(108,021,192)	$(16,506,628)
Sale of common stock to Magnetar at $3.25 per share (net of cash issuance costs of $193,000)	4,000,000	40,000	12,767,466	—	12,807,466
Exercise of stock options and warrants	520,250	5,203	547,731	—	552,934
Recognition of stock option compensation expense – employees and directors	—	—	448,767	—	448,767
Recognition of stock option compensation benefit - consultants	—	—	(22,033)	—	(22,033)
Net loss	—	—	—	(6,244,453)	(6,244,453)

Balance, June 30, 2006	87,721,765	$877,218	$104,424,480	$(114,265,645)	$(8,963,947)

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,244,453)	$(5,740,053)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of deferred revenue	(378,378)	(378,379)
Non-cash stock option compensation	426,734	(3,431)
Depreciation and amortization	271,646	277,791

Changes in operating assets and liabilities:
Increase in other assets	(1,050)	(378,543)
(Increase) decrease in accounts receivables	313,523	(429,653)
Increase in inventory	(2,118,600)	(1,096,701)
Decrease in customer deposits	—	(357,456)
Decrease in accounts payable, accrued expenses and deferred compensation	(354,320)	(153,787)
Proceeds from deferred revenue	6,000	1,986,238
Increase in accrued interest – stockholders	761,019	709,887

Net cash used in operating activities	$(7,317,879)	$(5,564,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(333,152)	(252,176)
Increase in patents and other intangibles	(117,792)	(170,241)
(Increase) decrease in other assets	2,595	(4,053)
Construction of leasehold and building improvements	(38,662)	(2,846)

Net cash used in investing activities	(487,011)	(429,316)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of stock, net	12,807,466	2,932,897
Repayment of stockholder notes	(2,000,000)	—
Repayment of notes payable – Tail Wind	—	(920,167)
Repayment of capital lease obligations	(38,014)	(87,521)
Proceeds from exercise of stock options and warrants	552,934	124,873

Net cash provided by financing activities	11,322,386	2,050,082

Net increase (decrease) in cash and cash equivalents	3,517,496	(3,943,321)
Cash and cash equivalents at beginning of period	4,146,486	4,235,801

Cash and cash equivalents at end of period	$7,663,982	$292,480

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:

Purchase of equipment through capital leases	$—	$27,700

Issuance of common stock in settlement of liabilities	$—	$2,500,002

Cash payments:
Cash paid for interest	$8,900	$193,200

Cash paid for income taxes	$—	$10,000

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE A - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2005.

Reclassifications

Certain reclassifications to prior years’ financial statements have been made to conform to the current presentation.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have not yet evaluated the impact that the adoption of FIN 48 will have on our financial condition or results of operations.

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

Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the three and six months ended June 30, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method, we have not restated prior period results. For the three months ended June 30, 2006, we recognized share-based compensation cost of $271,000, which consisted of $202,000 in general and administrative expenses and $69,000 in research, development and facility expenses. For the six months ended June 30, 2006, we recognized share-based compensation costs of $449,000, which consisted of $300,000 in general and administrative expense and $149,000 in research, development and facility expense. We did not capitalize any share-based compensation cost. As a result of adopting SFAS 123(R), loss before income taxes and net loss for the three and six months ended June 30, 2006, respectively, were $271,000 and $449,000 higher than if we had continued to account for share-based compensation under APB 25. The effect of adopting SFAS 123(R) on basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.0 per share. SFAS 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS 123(R). The pool includes the net excess tax benefits that would have been recognized if we had adopted SFAS 123 for recognition purposes on its effective date. We have elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. We are in a net operating loss position therefore no excess tax benefits from share-based payment arrangements have been recognized for the three and six months ended June 30, 2006. In addition to the current effects discussed above, the adoption of SFAS 123(R) will also have an impact on our future results of operations based upon the grant of future options, the materiality of which will be determined by the amount and fair value of future stock option grants.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43B, Chapter 4” (“SFAS 151”). SFAS 151 retains the general principle of ARB 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facilities, freight, handling costs, and spoilage should be recognized as charges of the current period and allocation of fixed production overheads to inventories should be based on the normal capacity of the production facilities. SFAS 151 defines normal capacity as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Accordingly, an entity will have to use judgment to determine when production is outside the range of expected variation in production (either abnormally low or abnormally high). In periods of abnormally low production the amount of fixed overhead allocated to each unit of production should not be increased. However, in periods of abnormally high production the amount of fixed overhead allocated to each unit of production is decreased to assure inventories are not measured above cost. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and should be applied prospectively. We adopted SFAS 151 during the first quarter of 2006 and the adoption did not have a material impact on our financial condition or results of operations.

NOTE B – LIQUIDITY

At June 30, 2006, we had cash and cash equivalents of $7,664,000, an increase of $3,517,000 from December 31, 2005. On March 16, 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar Capital Master Fund, Ltd. pursuant to a common stock purchase agreement. The five-year warrant is exercisable immediately at an exercise price per share of $4.25. We received gross proceeds of $13,000,000 before expenses of approximately $193,000.

Our primary source of cash has historically been (1) up-front licensing fees for new agreements, (2) milestone payments from those or existing agreements, (3) bulk peptide sales under licensing agreements and (4) the sale of our common stock. Since August 2005, we have also generated cash from U.S. sales and royalties on Fortical, our nasal calcitonin product for the treatment of osteoporosis. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestones are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to determine. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and acceptance in the marketplace, and could be impacted by any manufacturing, distribution or regulatory issues.

We believe that in the short-term we will generate cash to apply toward funding our operations through sales of Fortical to our U.S. licensee Upsher-Smith Laboratories, Inc., or USL, and royalties on USL’s sales of Fortical, the achievement of milestones in our existing license agreements, GlaxoSmithKline, or GSK-reimbursed development activities and/or the sale of parathyroid hormone, or PTH to GSK, and, in the long-term, on sales and royalties from the sale of Fortical and other licensed products and technologies. In the first half of 2006, because distributors’ inventories were sufficient to meet demand, we did not have any sales of Fortical to USL. Fortical sales to USL are scheduled to resume in August 2006. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin, as well as for other peptides, and for our manufacturing technology. However, we may not be successful in achieving milestones in our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

We have incurred annual operating losses since our inception and, as a result, at June 30, 2006, had an accumulated deficit of approximately $114,000,000 and a working capital deficiency of approximately $5,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $15,000,000 per year. In addition, we have principal and interest obligations under the outstanding notes payable to Jay Levy, Warren Levy and Ronald Levy (collectively the “Levys”), officers of Unigene, some of which are in default (see Note F), as well as obligations relating to our current joint venture agreement in China. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

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

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. In 2005, sales to USL were $6,479,000 and royalty revenue from USL was $2,613,000. 2005 sales and royalties primarily represented the initial launch of Fortical into distribution channels following our receipt of FDA approval in August 2005. In the first half of 2006, because distributors’ inventories were sufficient to meet demand, we did not have any sales of Fortical to USL. Royalties from USL’s Fortical sales for the second quarter of 2006 were $348,000. Fortical sales to USL are scheduled to resume in August 2006. We expect Fortical sales and royalties to continue in 2006, but we cannot predict the levels of activity (see Note D).

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

NOTE C- GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will reimburse us for development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through June 30, 2006. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through June 30, 2006. For the three and six months ended June 30, 2006 we recognized $50,000 and $100,000, respectively, in licensing revenue. There were no PTH sales to GSK in the first half of 2006. Bulk product sales to licensees, prior to product approval, are typically inconsistent and subject to the needs of the licensee. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. During 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin New Drug Application (“NDA”). During 2005, we received the final $4,000,000 milestone payment for the FDA’s approval of Fortical. Fortical was approved by the FDA and launched by USL in August, 2005. In 2005, sales to USL were $6,479,000 and royalty revenue from USL was $2,613,000. 2005 sales and royalties primarily represented the initial launch of Fortical into distribution channels following our receipt of FDA approval in August 2005. Revenue for the three month period ended June 30, 2006 consists of $348,000 in royalties and $39,000 in licensing revenue. Revenue for the six month period ended June 30, 2006 consists of $546,000 in royalties and $79,000 in licensing revenue. In the first half of 2006, because distributors’ inventories were sufficient to meet demand, we did not have any sales of Fortical to USL. Fortical sales to USL are scheduled to resume in August 2006. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Therefore, our quarterly reporting periods do not include royalty revenue for the last month of that period as such information would not be available and could not be reliably estimated at that time. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. For the three and six months ended June 30, 2006, we recognized $98,000 and $196,000, respectively, in licensing revenue. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is projected to be used by Novartis in future studies including clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

NOTE F – NOTES PAYABLE – STOCKHOLDERS

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. As per such loan agreements, beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $205,000 and $210,000, respectively, for the three months ended June 30, 2006 and 2005, and $423,000 and $405,000, respectively, for the six months ended June 30, 2006 and 2005. Total interest expense on all Levy loans was approximately $360,000 and $367,000, respectively, for the three months ended June 30, 2006 and 2005, and $761,000 and $710,000, respectively, for the six months ended June 30, 2006 and 2005. As of June 30, 2006, total accrued interest on all Levy loans was approximately $7,310,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $8,105,000. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

Outstanding stockholder loans consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	2006	2005
Jay Levy term loans (1)	$1,870	$1,870
Jay Levy demand loans (2)	6,225	8,225
Warren Levy demand loans (3)	5	5
Ronald Levy demand loans (4)	5	5

	8,105	10,105
Accrued interest	7,310	6,549

Total loans and interest due to stockholders	$15,415	$16,654

(1)	Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes that matured January 2002, and bearing interest at the fixed rate of 11% per year. These loans were originally at 6%. These loans are secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at June 30, 2006 was approximately $1,842,000.
(2)	Loans from Jay Levy in the aggregate principal amount of $525,000, after we repaid an aggregate of $2,000,000 in principal on certain of these notes in March 2006, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (14.2% at June 30, 2006). These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at June 30, 2006 was approximately $3,762,000.

Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25% (8.5% at June 30, 2006), and which are secured by a security interest in certain of our patents. Accrued interest on these loans at June 30, 2006 was approximately $1,703,000. In 2005, Jay Levy transferred these $5,700,000 of demand notes to the Jaynjean Levy Family Limited Partnership in exchange for partnership units. Warren Levy and Ronald Levy are general partners of that partnership.

(3)	Loan from Warren Levy in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (8.5% at June 30, 2006). This loan is secured by a secondary security interest in our equipment and real property. Accrued interest on this loan at June 30, 2006 was approximately $1,700.
(4)	Loan from Ronald Levy in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus .25% (8.5% at June 30, 2006). This loan is secured by a secondary security interest in our equipment and real property. Accrued interest on this loan at June 30, 2006 was approximately $1,700.

NOTE G – INVENTORY

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following:

Current Inventory	June 30, 2006	December 31, 2005
Finished goods – net of allowances of $1,670,000 and $1,782,000, respectively	$3,255,750	$2,556,996
Raw materials	1,601,281	1,624,214

Total	$4,857,031	$4,181,210

Noncurrent Inventory	June 30, 2006	December 31, 2005
Finished goods	$1,272,431	$—
Raw materials	170,348	—

Total	$1,442,779	$—

During 2006, based on customer projections, we determined that approximately $1,443,000 of our calcitonin and other inventory should be classified as a noncurrent asset. We expect this inventory to be fully recoverable based upon expected future orders and, based upon expiration dates, no reserve is necessary.

NOTE H - MAGNETAR CAPITAL FUND FINANCING

On March 16, 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar Capital Master Fund, Ltd. pursuant to a common stock purchase agreement. The five-year warrant is exercisable immediately at an exercise price per share of $4.25. We received gross proceeds of $13,000,000 before expenses of approximately $193,000. Pursuant to the registration rights agreement executed in connection with the private placement, we agreed to file a registration statement with the Securities and Exchange Commission as soon as practicable, but in no event later than 30 calendar days after the closing of the private placement, to register the resale of the shares and the warrant shares. We agreed to use our reasonable best efforts to have the registration statement declared effective as soon as practicable, but in no event later than 150 days after the closing of the private placement. The registration statement was filed April 14, 2006 and was declared effective on April 28, 2006. We also agreed to keep the registration statement effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144(k), (ii) the date 24 months after the closing of the private placement or (iii) the date on which all of the registrable securities covered by such registration statement have been sold. If, on any day after the date on which the Registration Statement is declared effective, sales of all the registrable securities cannot be made (other than during a specified grace period), then we shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of the aggregate purchase price on the date sales cannot be made, after the applicable grace period, and two percent (2%) of the aggregate purchase price for each 30 day period (pro rated for periods totaling less than 30 days). We do not believe that this provision will have a material impact on our financial condition.

NOTE I – CHINA JOINT VENTURE

In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group, or SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG contributed its existing injectable calcitonin license to the joint venture, which allowed the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. The timing of the approval of our NDA in China is uncertain. During this review process, brief local human trials will be required. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require the joint venture to obtain local financing. The existing joint venture began operations in March 2002 and sales of its injectable calcitonin product began in April 2002. Sales by the joint venture have been used to offset its costs. We account for our investment in the joint venture under the equity method. Our investment and our share of the earnings in the existing joint venture have been immaterial to date.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits, if any.

NOTE J – STOCK OPTION COMPENSATION

Effective January 1, 2006, we adopted SFAS 123 (R). SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the three and six months ended June 30, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method, we have not restated prior period results. For the three months ended June 30, 2006, we recognized share-based compensation cost of $271,000, which consisted of $202,000 in general and administrative expenses and $69,000 in research, development and facility expenses. For the six months ended June 30, 2006, we recognized share-based compensation costs of $449,000, which consisted of $300,000 in general and administrative expense and $149,000 in research, development and facility expense. We did not capitalize any share-based compensation cost. As a result of adopting SFAS 123(R), loss before income taxes and net loss for the three and six months ended June 30, 2006, respectively, were $271,000 and $449,000 higher than if we had continued to account for share-based compensation under APB 25. The effect of adopting SFAS 123(R) on basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.00 per share. SFAS 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS 123(R). The pool includes the net excess tax benefits that would have been recognized if we had adopted SFAS 123 for recognition purposes on its effective date. We have elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. We are in a net operating loss position; therefore no excess tax benefits from share-based payment arrangements have been recognized for the three and six months ended June 30, 2006.

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

We have shareholder-approved stock option plans for employees and directors under which we have granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a one to four year period and expire ten years from the date of grant. Shares for option exercises are issued from authorized and unissued shares. On June 15, 2006, our stockholders approved the 2006 Stock-Based Incentive Compensation Plan (the “Plan”) at our annual meeting of stockholders. The Plan provides for the grant of common stock in the form of options, restricted stock, stock appreciation rights, deferred stock, phantom stock and other stock-based awards to our employees, directors and consultants. The Plan replaces our older stock option plans. At June 30, 2006, we have reserved approximately 3,425,000 shares for future stock option grants under the Plan.

As of June 30, 2006, there was approximately $1,393,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1 year.

We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. The Company has no present intention of declaring any dividends.

For the three and six months ended June 30, 2006 and June 30, 2005, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We based expected volatility on historical volatility. We estimated the expected term of stock options using historical exercise experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	82.0%	96.7%	83.0%	96.9%
Expected dividends	—	—	—	—
Expected term (in years)	5.0	5.0	5.0	5.0
Risk-free rate	4.9%	4.0%	4.9%	4.0%

A summary of option activity as of June 30, 2006 and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,647,315	$1.01
Granted	392,000	3.89
Exercised	(520,250)	1.10
Forfeited or expired	0	0

Outstanding at June 30, 2006	3,519,065	1.32	6.2	$5,924,795

Exercisable at June 30, 2006	2,951,532	1.06	5.6	$5,738,525

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 was $3.39 and $1.50, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $3.32 and $1.81, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended June 30, 2006 and 2005 was $322,000 and $1,000, respectively, and for the six months ended June 30, 2006 and 2005 was $1,384,000 and $154,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2006 and 2005 was $378,000 and $60,000, respectively. Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2006 and 2005 was $553,000 and $125,000, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for the three months and six months ended June 30, 2006 and 2005, respectively.

Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows for the three- and six-month periods ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss:
As reported	$(2,485,817)	$(5,740,053)
Add: Total employee and director stock-based compensation recognized	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(122,268)	(195,831)

Pro forma net loss	$(2,608,085)	$(5,935,884)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.07)
Pro forma	$(0.03)	$(0.07)

NOTE K – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (as of date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for the three- and six-month periods ended June 30, 2006 and 2005 because inclusion of our stock options and warrants (approximately 5,833,000 and 5,898,000 shares of common stock, if exercised, for the three-month periods ended June 30, 2006 and June 30, 2005, respectively, and approximately 5,419,000 and 6,546,000 shares of common stock, if exercised, for the six-month periods ended June 30, 2006 and June 30, 2005, respectively), would be antidilutive.

NOTE L – PATENTS AND OTHER INTANGIBLES

Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. Other intangibles are recorded at cost and are amortized over their estimated useful lives. As of June 30, 2006, nine of our patents had issued in the U.S. and forty-seven had issued in various foreign countries. Various other applications are still pending.

Details of intangible assets are summarized as follows:

	June 30, 2006			December 31, 2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$135,000	$9,000	$144,000	$133,000	$11,000
Patents	1,275,000	800,000	475,000	1,264,000	755,000	509,000
Deferred Patents	949,000	—	949,000	841,000	—	841,000
Deferred Trademarks	15,000	—	15,000	15,000	—	15,000

	$2,383,000	$935,000	$1,448,000	$2,264,000	$888,000	$1,376,000

NOTE M – DEFERRED COMPENSATION PLAN

On December 14, 2005, the Board of Directors of Unigene Laboratories, Inc. approved the adoption of a deferred compensation plan for Dr. Ronald Levy, Executive Vice President and Director of the Company, and Dr. Warren Levy, President, Chief Executive Officer and Director of the Company. Previously, Drs. Levy were the beneficiaries of split-dollar life insurance policies owned by the Company with a face value of $1,000,000 each that were originally purchased in 1988. These policies were terminated without any consideration paid to them in 2005 due to changes in the tax law as well as Sarbanes-Oxley regulations, and the entire cash proceeds were received by Unigene. In recognition of the services of Drs. Levy and the cancellation of the split-dollar life insurance policies, the Board recommended the adoption of a deferred compensation plan. The major features of the plan are as follows: The Company agrees to credit a book account with $25,000 per year on January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for each participant; the credits to the accounts would be 100% vested; upon the death of a participant, any remaining contributions would be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions shall be made to each participant’s account. As of June 30, 2006, one of these accounts had been funded in the amount of $26,000 ($25,000 plus $1,000 in interest and gains) and is included on the Balance Sheet in other assets. The related contracts were finalized and executed in February 2006. Therefore, we recognized this liability in the first quarter of 2006 in the amount of $304,000 which represented the net present value of the future payments.

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

NOTE N – SUBSEQUENT EVENT – LEGAL PROCEEDINGS

Fortical®, our nasal calcitonin product for the treatment of postmenopausal osteoporosis, is covered by U.S. Patent No. 6,440,392 (the “Fortical Patent”). In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product which is the subject of an Apotex pending Abbreviated New Drug Application (“ANDA”). On July 24, 2006, we and Upsher-Smith jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary, in the U.S. District Court for the Southern District of New York for infringement of our Fortical patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provides for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. We are seeking a ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical Patent and its ANDA should not be approved before the expiration date of the Fortical Patent. We are also seeking an injunction to prevent Apotex from commercializing its ANDA product before the expiration of the Fortical Patent and the attorneys’ fees and costs which we and Upsher-Smith incur in connection with these proceedings. However, there is the usual litigation risk that we will not be successful in the suit. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects. Such forward-looking statements include those which express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. These forward-looking statements include statements about the following: our financial condition, competition, product sales and performance, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the delay in obtaining or the failure to obtain regulatory approvals for our products and litigation. Factors that could cause or contribute to differences in results and outcomes include, without limitation, those discussed in “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2005, such as uncertain revenue levels, rapidly changing technologies, stock price volatility, and other factors discussed in our various filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We have also generated cash from officer loans and from stock offerings. The officer loans, some of which are in default, have added debt to our balance sheet and will require repayment at some time in the future. Our various stock offerings have provided needed cash but it is uncertain whether they will be available in the future or, if available, on favorable terms. On March 16, 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar Capital Master Fund, Ltd. pursuant to a common stock purchase agreement. The five-year warrant is exercisable immediately at an exercise price per share of $4.25. We received gross proceeds of $13,000,000 before expenses of approximately $193,000.

The current need of major pharmaceutical companies to add products to their pipeline is a favorable sign for us and for other small biopharmaceutical companies. But this need is subject to rapid change and it is uncertain whether any additional pharmaceutical companies would have interest in licensing our products or technologies.

Revenue

Revenue is summarized as follows for the three-month and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Licensing Revenue	$189,189	$189,189	$378,378	$378,378
Product Sales	—	—	—	357,456
Royalties	347,944	—	545,646	—
Development Services and other	18,854	25,950	18,854	67,509

	$555,987	$215,139	$942,878	$803,343

Revenue for the three months ended June 30, 2006 increased 158% to $556,000 from $215,000 in the comparable period in 2005, due to Fortical royalties of $348,000 in the second quarter of 2006. Revenue for the six months ended June 30, 2006 increased 17% to $943,000 from $803,000 in the comparable period in 2005, due to Fortical royalties of $546,000 in the first half of 2006, partially offset by the lack of product sales in the first half of 2006. In the first half of 2006, because distributors’ inventories were sufficient to meet demand, we did not have any sales of Fortical to USL. Fortical sales to USL are scheduled to resume in August 2006. Revenue for the three and six months ended June 30, 2006 consisted primarily of royalty revenue from USL. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Revenue for the six months ended June 30, 2005 included PTH sales to GSK. Revenue for all periods included licensing revenue from Novartis, GSK and USL. Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years.

Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees and is therefore subject to uncertain timing and not predictive of future revenue. In addition, bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional sales of PTH to GSK will fluctuate based upon GSK’s future needs, which we cannot currently estimate. We expect that sales revenue and royalty revenue could increase in future years if USL is able to successfully market and distribute Fortical. Sales revenue from Fortical in 2006 will depend on how quickly the 2005 launch quantities are sold to the marketplace, thereby requiring replenishment as well as Fortical’s acceptance in the marketplace. We received FDA approval for Fortical and the product was launched by USL in August 2005, but it is uncertain whether or not the product will generate significant revenue.

Costs and Expenses

Research, development and facility expenses primarily consist of personnel costs, supplies, outside testing and consultants primarily related to our development efforts or activities related to our license agreements as well as depreciation and amortization expense. All of our production and a portion of our research, development and facility costs are associated with our facility in Boonton, New Jersey, where costs are relatively fixed month to month. We allocate such costs to the manufacture of production batches for inventory purposes, cost of goods sold or to research, development and facility activities, based upon the activities undertaken by the personnel in Boonton each period. Research, development and facility expense increased 82% to $1,861,000 from $1,022,000 for the three months ended June 30, 2006 as compared to the same period in 2005. The increase was primarily attributable to lower levels of inventory production during 2006 as compared to 2005 and therefore a higher percentage of the facility and personnel costs in 2006 were allocated to research, development and facility activities rather than inventory production activities. Therefore the costs of the facility allocated in 2006 were higher than those in 2005, including increased material and supply costs in the amount of $580,000. Furthermore, salaries increased $194,000, which included non-cash stock option compensation of $69,000.

Research, development and facility expense increased 38% to $3,404,000 from $2,466,000 for the six months ended June 30, 2006 as compared to the same period in 2005. The increase of $938,000 was primarily attributed to an aggregate of $1,179,000 of 2005 expenses, primarily salaries and materials, being allocated to cost of goods sold and inventory reserve related to 2005 production of PTH and calcitonin, and a lesser amount of 2005 costs being allocated to research, development and facility activities. During 2006, a greater amount of effort was expended on research, development and facility activities as compared to 2005. Research, development and facility expenses for the six months ended June 30, 2006 also included an aggregate of $149,000 in non-cash stock option compensation expense.

Cost of goods sold consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs such as depreciation and maintenance. Cost of goods sold were $0 for the three and six months ended June 30, 2006 due to the absence of sales in those periods; and $0 and $293,000, respectively, for the comparable periods in 2005. The 2005 period relates to PTH production for GSK. We expect production related expenses to increase in 2006 and future years to support Fortical sales and peptide production which may need to be increased to meet our partners’ needs.

Inventory reserve of $887,000 for the six months ended June 30, 2005 represents the cost of calcitonin produced during our manufacturing start-up phase during the first quarter of 2005 for intended use in Fortical. Management determined that the saleability of the calcitonin inventory produced in the first quarter of 2005 was uncertain because the material did not meet all specifications and therefore was not suitable to produce Fortical. This uncertainty contributed to management’s decision to fully reserve first quarter 2005 production. If this inventory eventually is deemed to be suitable by regulatory authorities, our future cost of goods sold related to this inventory would be reduced, resulting in a higher gross profit.

General and administrative expenses increased 10% to $1,440,000 from $1,306,000 for the three months ended June 30, 2006 as compared to the same period in 2005. The three-month increase was primarily due to increased compensation costs of $197,000, increased directors’ fees of $91,000 and increased corporate expenses and insurance costs of $102,000. Compensation costs and directors’ fees include $135,000 and $67,000, respectively, in non-cash stock option compensation expense. These increases were mostly offset by a decrease in professional fees of $283,000, representing reduced audit and Sarbanes-Oxley compliance costs.

General and administrative expenses increased 45% to $3,140,000 from $2,172,000 for the six months ended June 30, 2006 as compared to the same period in 2005. The increase was primarily attributable to increased compensation for our seven officers of $653,000, which includes $296,000 in non-cash deferred compensation expense recognized in the first quarter due to the execution of the related agreements (see note M to the financial statements), as well as $213,000 in non-cash stock option compensation expense. In addition, directors’ fees increased $113,000, of which $83,000 represented non-cash stock option compensation expense. An additional $4,000 in non-cash stock option compensation expense was included in other salaries. We expect general and administrative expenses to continue to increase in 2006 due to additional non-cash stock option compensation expense that is now required to be recognized and to anticipated escalation of personnel, insurance and other costs.

Other Income/Expense

Interest expense decreased $2,000 for the three months ended June 30, 2006 to $371,000 from $373,000 in 2005. Interest expense increased $58,000 or 8% for the six months ended June 30, 2006 to $785,000 from $727,000 in 2005. Interest expense for the six months ended June 30, 2006 increased due to higher interest rates, partially offset by reduced loan balances. All periods were affected by the fact that in 2001 we did not make principal and interest payments on certain officers’ loans when due. Therefore, the interest rate on certain prior loans contractually increased by an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $205,000 and $210,000, respectively, for the three months ended June 30, 2006 and 2005, and $423,000 and $405,000, respectively, for the six months ended June 30, 2006 and 2005. We repaid $2,000,000 in principal on certain of Jay Levy’s default loans on March 31, 2006. We expect interest expense to eventually decline as we anticipate making additional repayments on this debt. Future interest income is dependent upon our potential cash flow as well as upcoming interest rates, both of which are variable and difficult to predict.

Net Loss

Net loss for the three months ended June 30, 2006 increased approximately $516,000 to $3,002,000 from $2,486,000 for the corresponding period in 2005. Net loss for the three months ended June 30, 2006 included $271,000 in non-cash stock option compensation. The net loss was primarily due to increased operating expenses of $973,000, partially offset by increased operating revenue of $341,000 and increased interest income of $109,000.

Net loss for the six months ended June 30, 2006 increased approximately $504,000 to $6,244,000 from $5,740,000 for the corresponding period in 2005. Net loss for the six months ended July 30, 2006 included $449,000 in non-cash stock option compensation, as well as $296,000 in non-cash deferred compensation costs recognized in the first quarter. The net loss was due to increased research, development and facility expense and general and administrative expenses of $1,906,000 and decreased sales of $357,000, mostly offset by increased royalty revenue of $546,000 and decreased cost of goods sold and inventory reserve of $1,180,000.

LIQUIDITY AND CAPITAL RESOURCES

We have a number of future payment obligations under various agreements. They are summarized at June 30, 2006 as follows:

	Total	Calendar Year
Contractual Obligations		2006	2007	2008	2009	2010	Thereafter
Notes payable - stockholders	$8,105,000	$8,105,000	$—	$—	$—	$—	$—
Deferred compensation	312,700	—	—	—	—	—	312,700
Capital leases	150,937	36,715	71,157	41,204	1,861	—	—
Operating leases	1,532,376	102,765	203,646	201,990	201,438	201,438	621,099
Chinese joint venture - SPG	862,500	367,500	—	495,000	—	—	—
Executive compensation	278,000	278,000	—	—	—	—	—
Accrued interest – stockholders	7,310,234	7,310,234	—	—	—	—	—

Total Contractual Obligations	$18,551,747	$16,200,214	$274,803	$738,194	$203,299	$201,438	$933,799

At June 30, 2006, we had cash and cash equivalents of $7,664,000, an increase of $3,517,000 from December 31, 2005. On March 16, 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar Capital Master Fund, Ltd. pursuant to a common stock purchase agreement. The five-year warrant is exercisable immediately at an exercise price per share of $4.25. We received gross proceeds of $13,000,000 before expenses of approximately $193,000.

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

We have incurred annual operating losses since our inception and, as a result, at June 30, 2006, had an accumulated deficit of approximately $114,000,000 and a working capital deficiency of approximately $5,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products are approximately $15,000,000 per year. In addition, we have principal and interest obligations under the outstanding notes payable to Jay Levy, Warren Levy and Ronald Levy (collectively the “Levys”), officers of Unigene, as well as obligations relating to our current joint venture agreement in China. As discussed in Note F to the financial statements, we had stockholder demand notes in default at June 30, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received through June 30, 2006. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also received an additional $5,000,000 from GSK for PTH sales and for support of our PTH development activities from inception through June 30, 2006. There were no PTH sales to GSK in the first half of 2006. Bulk product sales to licensees, prior to product approval, are typically inconsistent and subject to the needs of the licensee. PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product (see Note C to the financial statements).

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002, a milestone payment of $3,000,000 in 2003 and a final milestone payment of $4,000,000 in 2005 which was triggered by FDA approval of Fortical. Fortical was launched by USL in August 2005. In 2005, sales to USL were $6,479,000 and royalty revenue from USL was $2,613,000. 2005 sales and royalties primarily represented the initial launch of Fortical into distribution channels following our receipt of FDA approval in August 2005. Royalty revenues for the three- and six-month periods ended June 30, 2006 were $348,000 and $546,000, respectively. In the first half of 2006, because distributors’ inventories were sufficient to meet demand, we did not have any sales of Fortical to USL. Fortical sales to USL are scheduled to resume in August 2006. We expect Fortical sales and royalties to continue in 2006, but we cannot predict the levels of activity (see Note D to the financial statements).

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

We have licensed distributors in Greece and Israel, where the product is not yet approved, for our nasal calcitonin product and in the United Kingdom, Ireland and Israel for our approved injectable product. However, these agreements have not produced significant revenues. In June 2000, we entered into an agreement in China with SPG to create a joint venture to manufacture and market our injectable and nasal calcitonin products (see Note I to the financial statements). We are actively seeking additional licensing and/or supply agreements with pharmaceutical and biotechnology companies for oral, nasal and injectable forms of calcitonin, as well as for other peptides. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products.

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

•	For nasal calcitonin, a license agreement was signed in November 2002 with USL and Fortical was approved by the FDA on August 12, 2005 and launched by USL on August 16, 2005. This approval triggered the final $4,000,000 milestone payment to us from USL in 2005, as well as sales and royalties.

•	For oral calcitonin, Pfizer terminated its license agreement with us in March 2001 and as a result we are seeking a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. The costs of these trials may be borne by a future licensee depending upon our future financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, any product launch will take at least several years.

•	For oral PTH, a Phase I human trial, which commenced in June 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable product using our PTH. We signed a license agreement for this product with GSK in April 2002.

Due to our limited financial resources, any delay in achieving milestones in our existing license agreements, or in signing new license or distribution agreements for our products, or loss of patent protection, may have an adverse effect on our cash flow and operations. In July 2006, we and Upsher-Smith jointly filed a patent infringement lawsuit against Apotex, Inc. and Apotex Corp. for infringement of our nasal calcitonin patent. If we are unsuccessful in our lawsuit, and if Apotex receives FDA approval and is able to launch its product, the launch of this generic product could have an adverse effect on our cash flow and operations. In addition, any material interruption or failure in manufacturing, marketing or distribution of Fortical will have an adverse effect on our cash flow and operations.

We maintain our peptide production facility on leased premises in Boonton, New Jersey. We began production under cGMP guidelines at this facility in 1996. Our lease expires in 2014. We have a ten-year renewal option under the lease, as well as an option to purchase the facility. During the first six months of 2006, we invested approximately $372,000 in fixed assets and leasehold improvements. Currently, we have no material purchase commitments outstanding.

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

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain of these loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $205,000 and $210,000, respectively, for the three months ended June 30, 2006 and 2005, and $423,000 and $405,000, respectively, for the six months ended June 30, 2006 and 2005. Total interest expense on all Levy loans was approximately $360,000 and $367,000, respectively, for the three months ended June 30, 2006 and 2005, and $761,000 and $710,000, respectively, for the six months ended June 30, 2006 and 2005. As of June 30, 2006, total accrued interest on all Levy loans was approximately $7,310,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $8,105,000. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

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

Revenue Recognition: We recognize revenue from the sale of products, and from royalties, licensing agreements, research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services are recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when work is conducted under the grant. Sales and grant revenues generally do not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectibility is reasonably assured. In the case of USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Therefore, our quarterly reporting periods do not include royalty revenue for the last month of that period as such information is not available and cannot be reliably estimated at that time.

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

Accounting for Stock Options: Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the three and six months ended June 30, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective transition method, we have not restated prior period results. For the three months ended June 30, 2006, we recognized share-based compensation cost of $271,000, which consisted of $202,000 in general and administrative expenses and $69,000 in research, development and facility expenses. For the six months ended June 30, 2006, we recognized share-based compensation costs of $449,000, which consisted of $300,000 in general and administrative expenses and $149,000 in research, development and facility expenses. We did not capitalize any share-based compensation cost. As a result of adopting SFAS 123(R), loss before income taxes and net loss for the three and six months ended June 30, 2006 were higher by $271,000 and $449,000, respectively, than if we had continued to account for share-based compensation under APB 25. The effect of adopting SFAS 123(R) on basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.00 per share. SFAS 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS 123(R). The pool includes the net excess tax benefits that would have been recognized if we had adopted SFAS 123 for recognition purposes on its effective date. We have elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. We are in a net operating loss position therefore no excess tax benefits from share-based payment arrangements have been recognized for the three and six months ended June 30, 2006. In addition to the current effects discussed above, the adoption of SFAS 123(R) will also have an impact on our future results of operations based upon the grant of future options, the materiality of which will be determined by the amount and fair value of future stock option grants.

Inventory: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods production were $1,670,000 at June 30, 2006, a decrease of $112,000 from December 31, 2005. The determination of saleability of inventory can, at times, be subjective. Management determined that a portion of the calcitonin inventory produced in 2005 did not meet all technical or yield specifications and therefore was not suitable to produce Fortical. This uncertainty contributed to management’s decision to fully reserve a portion of 2005 production. Inventory that is not expected to be sold within one year is classified as a noncurrent asset. During 2006, based on customer projections, we determined that approximately $1,443,000 of our calcitonin and other inventory should be classified as a noncurrent asset. We expect this inventory to be fully recoverable based upon expected future orders and, based upon expiration dates, no reserve is necessary.

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

Patents and Other Intangibles: Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. Other intangibles are recorded at cost and are amortized over their estimated useful lives.

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

The information below summarizes our market risks associated with debt obligations as of June 30, 2006. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Variable interest rates disclosed represent the rates at June 30, 2006. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

	Carrying Amount	Year of Maturity
		2006	2007	2008	2009	2010
Notes payable - stockholders	$525,000	$525,000	$—	$—	$—	$—
Variable interest rate (1)	14.2%
Notes payable - stockholders	$5,710,000	5,710,000	—	—	—	—
Variable interest rate	8.5%
Notes payable - stockholders	$1,870,000	1,870,000	—	—	—	—
Fixed interest rate (2)	11%
Interest payable stockholders	$3,761,889	3,761,889	—	—	—	—
Variable interest rate (1)	14.2%
Interest payable stockholders	$1,842,492	1,842,492	—	—	—	—
Fixed interest rate (2)	11%
Interest payable stockholders	$1,705,854	1,705,854	—	—	—	—
Variable interest rate	8.5%
Capital leases	$150,937	36,715	71,157	41,204	1,861	—
Fixed interest rate	9% - 13%

Total	$15,566,172	$15,451,950	$71,157	$41,204	$1,861	$—

(1)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the variable interest rate on these notes and accrued interest has increased from the Merrill Lynch Margin Loan Rate plus .25% to the Merrill Lynch Margin Loan Rate plus 5.25%.
(2)	Due to the fact that we did not make principal and interest payments on our notes payable to stockholders when due, the fixed interest rate on these notes and accrued interest has increased from 6% to 11%.

Item 4. Controls and Procedures

For the quarterly period ending June 30, 2006 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2006, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Furthermore, our principal executive officer and our principal financial officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period ended June 30, 2006.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Fortical®, our nasal calcitonin product for the treatment of postmenopausal osteoporosis, is covered by U.S. Patent No. 6,440,392 (the “Fortical Patent”). In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product which is the subject of an Apotex pending Abbreviated New Drug Application (“ANDA”). On July 24, 2006, we and Upsher-Smith jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary, in the U.S. District Court for the Southern District of New York for infringement of our Fortical patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provides for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. We are seeking a ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical Patent and its ANDA should not be approved before the expiration date of the Fortical Patent. We are also seeking an injunction to prevent Apotex from commercializing its ANDA product before the expiration of the Fortical Patent and the attorneys fees and costs which we and Upsher-Smith incur in connection with these proceedings. However, there is the usual litigation risk that we will not be successful in the suit. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

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

We have incurred annual losses since our inception. As a result, at June 30, 2006, we had an accumulated deficit of approximately $114,000,000. Our gross revenues for the six months ended June 30, 2006, and the years ended December 31, 2005, 2004 and 2003 were $943,000, $14,276,000, $8,400,000 and $6,024,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue for 2006 consists of royalty revenue from USL and licensing revenue. Revenue for 2005 consisted primarily of revenue generated from our agreement with USL for Fortical including sales, royalties and a milestone payment. Revenue for 2004 consisted primarily of milestone revenue from GSK and calcitonin sales to Novartis. Revenue for 2003 consisted primarily of milestone payments from USL and GSK and PTH sales to GSK. As of June 30, 2006, we had three material revenue generating license agreements. Our injectable calcitonin product has been approved for commercial sale in a number of European countries, but we do not anticipate that these sales will produce significant revenues. We believe that to achieve profitability we will require at least the successful commercialization of our nasal calcitonin or oral PTH products or another oral peptide product in the U.S. and abroad.

For 2005, we had operating income of $594,000 and during the years ended December 31, 2004 and 2003 we incurred losses from operations of $5,344,000 and $6,224,000, respectively. Our net losses for the years ended December 31, 2005, 2004 and 2003 were $496,000, $5,941,000 and $7,398,000, respectively. Our operating loss and net loss for the six months ended June 30, 2006 were $5,601,000 and $6,244,000, respectively. We might never be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for each of the years ended December 31, 2005, 2004 and 2003 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional cash will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

•	USL’s ability to successfully market Fortical;

•	our ability to successfully defend our Fortical patent against Apotex Inc.’s ANDA;

•	the achievement of milestones in our Novartis and GSK agreements;

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	our partners’ ability to sell and market our products;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in maintaining our production facility;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including our current litigation regarding Apotex Inc.’s ANDA;

•	the potential need to develop, acquire or license new technologies and products; and

•	the continued ability to manage demand loans from Jay Levy.

We had cash flow deficits from operations of $2,318,000, $1,220,000 and $4,632,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We had a cash flow deficit from operations of $7,318,000 for the six months ended June 30, 2006. We believe that we will generate cash to apply toward funding our operations through sales of Fortical to USL, royalties from USL sales of

Fortical, the achievement of milestones in the Novartis and GSK agreements and/or through the sale of PTH to GSK. However, if USL is unable to successfully market Fortical or if we are unable to achieve the milestones and sales on a timely basis, we would need additional cash to continue our operations.

We may need additional cash from financing or other sources to fully implement our business, operating and development plans. We sold 2,123,142 shares of our common stock and a five-year common stock purchase warrant to purchase up to 1,061,571 shares of our common stock at an exercise price of $1.77 per share to Fusion Capital Fund II LLC, or Fusion, for gross proceeds of $3,000,000 in April 2005. In March 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar Capital Master Fund, Ltd. pursuant to a common stock purchase agreement. The five-year warrant is exercisable immediately at an exercise price per share of $4.25. We received gross proceeds of $13,000,000 before expenses of approximately $193,000. The sale of our common stock by Fusion or Magnetar could cause the price of our common stock to decline. If our stock price declines, we may be unable to raise additional funds through the sale of our common stock to others.

We believe that satisfying our long-term capital requirements will require at least the successful commercialization of one of our peptide products. However, our products may never become commercially successful.

Our success depends upon our ability to protect our intellectual property rights.

We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral and nasal formulations that we have invented in the course of our research. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021. To date, nine U.S. patents have been issued and other applications are pending. We have also made patent application filings in selected foreign countries and forty-seven foreign patents have been issued with other applications pending. We face the risk that any of our pending applications will not be issued as patents. In addition, our patents may be found to be invalid or unenforceable, and competitors may try to challenge or circumvent our patents. On July 24, 2006, we and Upsher-Smith jointly filed a patent infringement lawsuit against Apotex Inc., a Canadian generic pharmaceutical manufacturer, and Apotex Corp., its U.S. subsidiary, in the U.S. District Court for the Southern District of New York for infringement of our Fortical patent with respect to a pending ANDA filed by Apotex Inc. (see Part II, Item 1 of this Form 10-Q). There is the risk that we will not be successful in this suit. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product upon the FDA’s final approval of the Apotex ANDA application. This could have a material adverse impact on our results and financial position. In addition, we could incur substantial costs in connection with and as a result of this, and other potential future, litigation.

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

As of June 30, 2006, there were outstanding warrants to purchase 2,331,571 shares of our common stock, all but 20,000 of which are currently exercisable, at an average exercise price of $2.74 per share. There were also outstanding stock options to purchase an aggregate of 3,519,065 shares of common stock, at an average exercise price of $1.32, of which 2,951,532 are currently exercisable. The exercise of warrants or options at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with other financing efforts.

Item 3. Defaults Upon Senior Securities

(a) See description of notes payable to stockholders in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 4. Submission of Matters to a Vote of Security Holders

On June 15, 2006, we held our Annual Meeting of Stockholders in Parsippany, New Jersey. The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for and against or withheld and, as applicable, the number of abstentions and broker non-votes as to each such matter.

Our stockholders voted to elect the following members of our Board of Directors for terms of one year each:

Nominee	For	Withheld
Jay Levy	74,225,994	2,793,620
Ronald S. Levy	74,044,194	2,975,420
Warren P. Levy	74,051,194	2,968,420
Allen Bloom	75,594,446	1,425,168
J. Thomas August	74,617,304	2,402,310
Robert F. Hendrickson	75,858,790	1,160,824
Marvin L. Miller	75,841,140	1,178,474
Bruce Morra	75,860,890	1,158,724
Peter Slusser	75,856,342	1,163,272

Our stockholders voted as follows to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares:

For	Against	Abstain
70,328,073	6,428,672	262,869

Our stockholders voted as follows to approve the adoption of our 2006 Stock-Based Incentive Compensation Plan:

For	Against	Abstain	Broker Non-Vote
29,447,009	10,045,073	240,616	37,286,916

Our stockholders voted as follows to ratify the appointment of Grant Thornton LLP as our independent auditors for the fiscal year ending December 31, 2006:

For	Against	Abstain
76,037,121	396,807	585,686

Item 6. Exhibits

Number	Description
31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

August 9, 2006	By:	/s/ Warren P. Levy
Warren P. Levy, President
(Chief Executive Officer)

August 9, 2006	By:	/s/ William Steinhauer
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