Form 10-K
period 2006-12-31
UNIGENE LABORATORIES INC
filed 2007-03-16
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐   Accelerated filer    ☒   Non-accelerated filer     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of June 30, 2006 was $249,158,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value 87,731,015 shares as of March 6, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of Unigene’s definitive proxy statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2006.

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

Overview

Unigene Laboratories, Inc., a biopharmaceutical company, was incorporated in the State of Delaware in 1980. Our single business segment focuses on the research, production and delivery of small proteins, referred to as peptides, for medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream. Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. Our revenue for the past three years has all been derived from domestic sources. We have licensed worldwide rights to our manufacturing and delivery technologies for oral parathyroid hormone, or PTH, to GlaxoSmithKline, or GSK. We have also licensed in the U.S. our nasal calcitonin product, which we have trademarked as Fortical®, to Upsher-Smith Laboratories, Inc., or USL. Fortical was approved by the Food and Drug Administration, or FDA, in August 2005. This is our first product approval in the United States. Both of these products are being developed for the treatment of osteoporosis. We have also licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis Pharma AG, or Novartis. We have an injectable calcitonin product, Forcaltonin®, that is approved for sale in the European Union for osteoporosis indications. This product has not generated significant revenue. Our peptide products other than Fortical in the United States will require clinical trials and/or approvals from regulatory agencies and all of our products will require acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive regulatory approval or significant sales for these products. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do.

Our Accomplishments

Among our major accomplishments are:

•

Development and Licensing of a Proprietary Peptide Production Process. One of our principal scientific accomplishments is our success in developing a highly efficient biotechnology-based peptide production process. Several patents relating to this process have issued. We believe that this proprietary process is a key step in the more efficient and economical commercial production of medically-useful peptides. Many of these peptides cannot be produced at a reasonable cost in sufficient quantities for human testing or commercial use by currently available production processes. We have constructed and are operating a manufacturing facility employing this process to produce PTH and calcitonin, and we have also produced laboratory-scale quantities of several other peptides. During 2002, we licensed worldwide rights to the technology to GSK for the production of PTH and during 2004 we licensed worldwide rights to the technology to Novartis for their production of calcitonin. In 2007, we licensed worldwide rights to this technology to Novartis for the production of a novel osteoporosis treatment.

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

Strategy

These patented manufacturing and delivery technologies form the basis of our business strategy. The potential pharmaceutical products that we are developing use one or, in most cases, two of these technologies. Our oral calcitonin and oral PTH products would utilize our peptide production process, as well as our oral delivery system for peptides. These products are currently in development and, if approved, they most likely would be introduced into the market years from now.

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

•

GlaxoSmithKline License Agreement. In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through December 31, 2006. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through December 31, 2006. For 2006 we recognized $200,000 in licensing revenue. There were no PTH sales to GSK during 2006. Bulk product sales to licensees, prior to product approval, are typically inconsistent and subject to the needs of the licensee. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

•

Upsher-Smith Laboratories License Agreement. In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. During 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. During 2005, we received the final $4,000,000 milestone payment for the FDA’s approval of Fortical. Fortical was approved by the FDA and launched by USL in August 2005. In 2005, sales to USL were $6,479,000 and royalty revenue from USL was $2,613,000. 2005 sales and royalties primarily represented the initial launch of Fortical into distribution channels following our receipt of FDA approval. Revenue for 2006 consisted of $2,822,000 in Fortical sales, $2,451,000 in royalties and $158,000 in licensing revenue. From January 2006 through July 2006, because distributors’ inventories were sufficient to meet demand, we did not have any sales of Fortical to USL. Fortical sales to USL resumed in August 2006. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Therefore, our quarterly reporting periods do not include royalty revenue for the last month of that period as such information would not be available and could not be reliably estimated at that time. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

•

Novartis License Agreement. In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is projected to be used by Novartis in future studies including clinical trials. For 2006, we recognized $393,000 in licensing revenue. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. In 2007, under our 2004 agreement, we earned a $5,500,000 milestone payment from Novartis for the initiation of their oral calcitonin Phase III clinical study. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

•

China Joint Venture. In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group, or SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the Chinese NDA discussed below, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG contributed its existing injectable calcitonin license to the joint venture, which allowed the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. The timing of the approval of our NDA in China is uncertain. Brief local human trials were initiated in 2006. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require the joint venture to obtain local financing. The existing joint venture began operations in March 2002 and sales of its injectable calcitonin product began in April 2002 under the aforementioned SPG license. Sales by the joint venture have been used to offset its costs. We account for our investment in the joint venture under the equity method. Our investment and our share of the earnings in the existing joint venture have been immaterial to date.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and the issuance of the business license and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits, if any.

•

Other License or Distribution Arrangements. In addition to the joint venture with SPG, we have licensed distributors in Greece and Israel, where the product is not yet approved, for our nasal calcitonin product and in the United Kingdom, Ireland and Israel for our injectable product. However, these agreements have not produced significant revenues. In January 2007, we signed a supply agreement with Novartis. The agreement specifies that we will receive a $2.5 million payment to supply Novartis with specified quantities of a bulk peptide necessary to support Novartis’ development program for a novel osteoporosis treatment. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral and nasal forms of calcitonin, as well as for other oral peptides. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products.

Our revenue for the last three years has almost entirely been from our licenses with USL, GSK and Novartis, all U.S. sources.

Revenue from Licensees:

	2006	2005	2004
USL	90%	93%	2%
GSK	3%	4%	61%
Novartis	7%	3%	36%
Other	—	—	1%

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

Product Manufacture

We have been producing calcitonin since 1992. We constructed a facility that complies with current good manufacturing practice guidelines, or cGMP, for the production of calcitonin at leased premises located in Boonton, New Jersey. The facility began producing calcitonin under cGMP guidelines in 1996. The facility also produces our proprietary amidating enzyme for use in producing calcitonin as well as PTH. The current maximum production level of the facility is approximately five kilograms of bulk peptide per year. We are working on refinements to our manufacturing process in order to improve productivity and efficiency. We believe that our facility’s current capacity is sufficient to support expected Fortical sales. The facility also contains a filling line to fill and label Fortical. Most of the raw materials we use in our peptide production process are readily available in sufficient quantities from a number of sources. However, certain raw materials have a single supplier. For example, for Fortical production, the glass vials and pumps currently used are purchased from a single source. We are seeking to qualify additional suppliers for our single source items.

The facility can be modified to increase peptide production capacity. If we are successful in our efforts to commercialize a peptide product, we expect that we may incur additional expenditures to expand or upgrade our manufacturing operations. However, under our license agreement with Novartis, we have the ability to purchase significant quantities of calcitonin from Novartis, thereby avoiding the need to expand our facility in order to meet increased requirements for calcitonin. Although our facility currently is devoted primarily to calcitonin and PTH production, it also is suitable for producing other peptide products.

We manufacture peptides for human use. The FDA, European health authorities and our licensing partners have all inspected our facility at various times. However, there is always the risk that our operations might not remain in compliance or that approval by other agencies will not be obtained.

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

In addition, we are subject to the U.S. Foreign Corrupt Practices Act, which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has and will continue to be subject to various other laws, rules and/or regulations applicable to us as a result of our international business.

Development of a Nasal Calcitonin Product

A major pharmaceutical company received FDA approval in 1995 for the marketing of a nasally administered calcitonin product, which substantially increased sales of calcitonin products in the U.S. During 1999, we completed preliminary human studies for our proprietary nasal calcitonin product. In 2000, we filed an Investigational New Drug Application, or IND, with the FDA to begin human testing of our nasal product as a treatment for osteoporosis. We filed a patent application for our nasal calcitonin product in February 2000 and the patent issued in August 2002. In February 2000, we began U.S. human studies. In December 2000, we successfully completed a human study demonstrating similar blood levels between our product and that of an existing nasal calcitonin product. We successfully completed a second human study which showed a rapid and persistent reduction in bone loss as measured by several accepted blood markers. A substance in the bloodstream that measures the rate of bone loss in the tested subjects decreased by an average of over 40% in the first month of the study, and that reduction was maintained throughout the three-month dosing period during which the measurements were taken. In addition, statistically significant increases in bone mineral density were shown at the spine and hip. In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of up to $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL and during 2003 we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. Fortical was approved by the FDA on August 12, 2005 and launched on August 16, 2005. This approval triggered the final $4,000,000 milestone payment from USL. During 2006, we generated sales of Fortical to USL in the amount of $2,822,000. We also earned royalties on USL’s sales of Fortical in the amount of $2,451,000 during 2006. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the market place and, therefore, are difficult to predict. We are responsible for manufacturing the product and selling filled calcitonin product to USL. USL packages the product and distributes it nationwide. However, USL may not be successful in its efforts to further increase the market share for Fortical. This agreement with USL is subject to certain termination provisions. We are currently dependent on USL to market and distribute Fortical and to provide a very significant portion of our future revenue. The loss of USL as a licensee could have a material adverse effect on our business.

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

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development activities, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, of which an aggregate of $8,000,000 in up-front and milestone payments has been received. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In January 2003, we received a $1,000,000 milestone payment from GSK in acknowledgement of the performance demonstrated by our oral PTH formulation in animal studies. In June 2004, we received a $4,000,000 milestone payment from GSK for the commencement of a Phase I human trial. In October 2004, we announced the preliminary results of this trial. The formulation tested demonstrated that it can deliver PTH into the bloodstream of human subjects and that the PTH molecule was intact and biologically active. GSK could make additional milestone payments to us in the aggregate amount of up to $142,000,000, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and GSK will pay us a royalty on its worldwide sales of the product. From April 2002 through December 31, 2006, in addition to the aforementioned milestones, we have received an aggregate of $5,000,000 from GSK for development activities and sales of bulk PTH under a supply agreement. The royalty rate will be increased if certain sales milestones are achieved. However, we may not be successful in future clinical trials or in our efforts to obtain the approval of the FDA and other government entities for our oral PTH product or to manufacture and sell the product. This agreement with GSK is subject to certain termination provisions.

Regulatory Approval of Our Injectable Calcitonin Product

In January 1999, we received approval from the European Committee for Proprietary Medicinal Products, referred to as the CPMP, to market Forcaltonin our injectable calcitonin product, in all member states of the European Union as a treatment for Paget’s disease and for hypercalcemia. The active ingredient for this product is manufactured at our Boonton facility. We began to market this product in Europe for these indications in 1999. Sales of Forcaltonin, through 2006, have been insignificant. In 2001, we received an approval in Switzerland for our injectable calcitonin product that includes an osteoporosis indication. In November 2002, the CPMP completed its review of all calcitonin products currently marketed in the European Union, including all injectable and nasal formulations, and recommended revisions to and harmonization of the authorized indications for these products. Authorized indications for injectable calcitonin products now include the prevention of acute bone loss in men or women due to sudden immobilization (such as for patients with recent osteoporotic fractures) while nasal calcitonin products are indicated for the treatment of established post-menopausal osteoporosis to prevent vertebral fractures. In June 2003, we received notification from European regulatory authorities granting the above-mentioned osteoporosis indication for Forcaltonin. However, we may never successfully commercialize this product.

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

During 1999, we, together with Pfizer, successfully concluded two pilot human studies using an oral calcitonin formulation manufactured by Warner-Lambert. Both studies showed significant measurable blood levels of calcitonin. In December 1999, Warner-Lambert filed an Investigational NDA with the FDA for the conduct of human trials in the U.S. of our oral calcitonin product as a treatment for osteoporosis. Warner-Lambert began a Phase I/II human study in April 2000 and patient dosing for this study was completed in December 2000. Pfizer analyzed the results of the study and informed us in March 2001 that the results of the study with regard to measurement of bone marker activity were inconclusive. Pfizer terminated the license agreement for scientific reasons citing this conclusion. We believe that this study, in which an FDA approved product, nasal calcitonin, also did not work and which produced results contrary to many published studies, was not capable of determining the performance of our oral calcitonin product. We also believe that the results would have been more favorable if patients in the study had received calcium supplementation, in addition to calcitonin. Therefore, we are continuing the development of our oral calcitonin product as a treatment for osteoporosis and, possibly, osteoarthritis, and we are seeking licensees for this product in the U.S. and other countries. In addition, due to the termination of the Pfizer agreement, the rights to all technologies and information developed in the course of the collaboration have reverted to us. We have no continuing commitments to Pfizer.

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

Patents and Proprietary Technology

We have filed a number of applications for U.S. patents relating to our proprietary peptide manufacturing process and our delivery technologies. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021. To date, the following nine U.S. patents have issued:

•	five patents covering improvements in our manufacturing technology;

•	three patents covering oral delivery of peptides; and

•	one patent covering our nasal calcitonin formulation.

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

Other applications are pending. We also have made filings in selected foreign countries, and seventy-seven foreign patents have issued. However, our pending applications may not issue as patents and our issued patents may not provide us with significant competitive advantages. Furthermore, our competitors may independently develop or obtain similar or superior technologies.

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

Employees

As of February 15, 2007, we had 91 full-time employees. Twenty-eight were engaged in research, development and regulatory activities, 46 were engaged in production activities and 17 were engaged in general, administrative and support functions. Ten of our employees hold Ph.D. degrees. Our employees are experts in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; and quality control. None of our employees is covered by a collective bargaining agreement. Warren P. Levy, President, and Ronald S. Levy, Executive Vice President, both executive officers and directors, have signed employment agreements with us.

Research and Development

We have established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral and nasal delivery technologies to the development of proprietary products and processes. Approximately 81% of our employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. We spent $8.6 million on research and development activities in 2006, $6 million in 2005, and $7.9 million in 2004.

Availability of Reports

Our Internet website address is www.unigene.com. The contents of our website are not part of this annual report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and all amendments to those reports and statements filed by us with the Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. The SEC also maintains a website at http://www.sec.gov where such information is available.

Item 1A.	Risk Factors.

Our business is subject to the following risk factors:

Unigene’s operations for 2007 and future years are highly dependent on the successful marketing of Fortical.

Fortical was approved by the FDA and launched by USL in August 2005. Any factors that adversely impact the marketing of Fortical, including, but not limited to, competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will have a severe negative impact on our cash flow and operating results.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at December 31, 2006, we had an accumulated deficit of approximately $120,000,000. Our gross revenues for the years ended December 31, 2006, 2005 and 2004 were $6,059,000, $14,276,000 and $8,400,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue for 2006 consisted primarily of Fortical sales and royalties. Revenue for 2005 consisted primarily of revenue from USL for Fortical sales and royalties, as well as a milestone payment. Revenue for 2004 consisted primarily of milestone revenue from GSK and calcitonin sales to Novartis. As of December 31, 2006, we had three material revenue generating license agreements. Our injectable calcitonin product has been approved for commercial sale in a number of European countries, but we do not anticipate that these sales will produce significant revenues. We believe that to achieve profitability we will require at least the successful commercialization of our nasal calcitonin or oral PTH products or another oral peptide product in the U.S. and abroad.

For 2006 we had a loss from operations of $10,980,000. For 2005, we had operating income of $594,000 and for the year ended December 31, 2004 we had a loss from operations of $5,344,000. Our net losses for the years ended December 31, 2006, 2005 and 2004, were $11,784,000, $496,000, and $5,941,000 respectively. We might never be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for each of the years ended December 31, 2006, 2005 and 2004 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

•	USL’s ability to successfully market Fortical;

•	our ability to successfully defend our Fortical Patent against Apotex’s abbreviated NDA, or ANDA;

•	the achievement of milestones in our Novartis and GSK agreements;

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	our partners’ ability to sell and market our products;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in maintaining our production facility;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; including our current litigation regarding Apotex’s ANDA;

•	the potential need to develop, acquire or license new technologies and products; and

•	the continued ability to manage demand loans from Jay Levy.

We had cash flow deficits from operations of $10,962,000, $2,318,000 and $1,220,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We believe that we will generate financial resources to apply toward funding our operations through sales of Fortical to USL, royalties from USL sales of Fortical, the achievement of milestones in the Novartis and GSK agreements and/or through the sale of PTH to GSK. However, if USL is unable to further increase the market share for Fortical or if we are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations.

We may need additional funds from financing or other sources to fully implement our business, operating and development plans. We sold 4,000,000 shares of our common stock and a five-year common stock purchase warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $4.25 per share to Magnetar Capital Master Fund, Ltd. (“Magnetar”) for gross proceeds of $13,000,000 in March 2006. The sale of our common stock by Magnetar could cause the price of our common stock to decline. If our stock price declines, we may be unable to raise additional funds through the sale of our common stock to others.

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

Some of our officers have made loans to us under promissory notes in the aggregate principal amount of $8,105,000, with accrued interest of $8,081,000, of which a total of $2,395,000 in principal plus $6,131,000 in accrued interest, is in default as of December 31, 2006. Our obligations under these promissory notes are secured by, among other things, mortgages upon all of the real property we own and pledges of substantially all of our assets. If we become insolvent or are liquidated, or if payment under the default promissory notes is accelerated, the holders of the promissory notes will be entitled to exercise the remedies available to a secured lender under applicable law which would entitle them to full repayment before any funds could be paid to our shareholders.

Most of our products are in early stages of development and we may not be successful in our efforts to develop a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations.

Our success depends on our ability to commercialize a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations. Except for Fortical, most of our products are in early stages of development and we may never develop a calcitonin, PTH or other peptide product that makes us profitable. We have a contractual joint venture with the Shijiazhuang Pharmaceutical Group, or SPG, which may never generate significant profits. Our ability to achieve profitability is dependent on a number of factors, including our ability to complete development efforts, obtain regulatory approval for our product candidates and successfully commercialize those product candidates or our technologies. We believe that the development of more desirable formulations is essential to expand consumer acceptance of peptide pharmaceutical products. However, we may not be successful in our development efforts, or other companies may develop such products, or superior products, before we do.

We may not be successful in our efforts to gain regulatory approval for our products other than Fortical and, if approved, the approval may not be on a timely basis.

Even if we are successful in our development efforts, we may not be able to obtain the necessary regulatory approval for our products other than Fortical. The FDA must approve the commercial manufacture and sale of pharmaceutical products in the United States. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the United States. We entered into a contractual joint venture agreement in China with SPG. The contractual joint venture may not be able to obtain regulatory approval in China. Although we have received regulatory approval in the European Union for the sale of our injectable calcitonin product, none of our products other than Fortical has been approved for sale in the United States, and our other products may never receive the approvals necessary for commercialization. We must conduct further human testing on certain of our products before they can be approved for commercial sale. Any delay in receiving, or failure to receive, these approvals would adversely affect our ability to generate product revenues.

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

We have constructed and are operating a facility intended to produce Fortical, calcitonin, PTH and other peptides. This facility has been inspected by U.S. and European regulatory authorities. The risks associated with this facility include the failure to achieve targeted production and profitability goals, the development by others of superior processes and products, and the absence of a market for products produced by the facility. We upgraded our manufacturing facility in order to expand our fill line for Fortical. However, the successful commercialization of any of our other products may require us to make additional expenditures to expand or upgrade our manufacturing operations. We may be unable to make these capital expenditures when required.

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

In June 2000, we entered into a joint venture agreement with SPG for the manufacture and distribution of injectable and nasal calcitonin products in China and possibly, with our approval, other selected Asian markets, for the treatment of osteoporosis. The contractual joint venture began operations in March 2002. Sales of its injectable calcitonin product began in April 2002, using SPG’s existing license. Sales are being used by the contractual joint venture to offset startup costs. Therefore, the contractual joint venture’s initial net income or loss has been immaterial to our overall results of operations to date. We have entered into distribution agreements for our injectable formulation of calcitonin in the United Kingdom, Ireland and Israel. We also have entered into license agreements in Greece and Israel for nasal calcitonin. To date, we have not received material revenues from these agreements and may never do so.

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

The FDA and other regulatory agencies may audit our production facility at any time to ensure compliance with cGMP guidelines. These guidelines require that we conduct our production operation in strict compliance with our established rules for manufacturing and quality controls. Any of these agencies can suspend production operations and product sales if they find significant or repeated deviations from these guidelines. A suspension would likely cause us to incur additional costs or delays in product development.

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

Our business exposes us to the risk of product liability claims from human testing, manufacturing and sale of pharmaceutical products. The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our products are not actually at fault for causing an injury. Furthermore, our products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend and may result in large judgments against us. Even if a product liability claim is not successful, the adverse publicity, time and expense involved in defending such a claim may interfere with our business. We may not have sufficient resources to defend against or satisfy these claims. We currently maintain $10,000,000 in product liability insurance coverage. However, this amount may not be sufficient to protect us against losses or may be unavailable in the future on acceptable terms, if at all.

We have financial obligations under our joint venture agreement in China.

An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. The timing of the approval of our NDA in China is uncertain. Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of the entity’s profits, if any. As of December 31, 2006, we contributed $37,500 to the existing contractual joint venture.

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

The market price of our common stock has been, and we expect it to continue to be, highly unstable. Factors, including our announcement of technological improvements or announcements by other companies, regulatory matters, research and development activities, new or existing products or procedures, signing or termination of licensing agreements, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and public concern over the safety of activities or products have had a significant impact on the market price of our stock. We expect such factors to continue to impact our market price for the foreseeable future. In addition, potential dilutive effects of future sales of shares of Unigene common stock by us or our stockholders, including sales by Magnetar and by the exercise and subsequent sale of Unigene common stock by the holders of outstanding and future warrants and options, could have an adverse effect on the price of our stock.

Our common stock is classified as a “penny stock” under SEC rules, which may make it more difficult for our stockholders to resell our common stock.

Our common stock is traded on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it was listed on a stock exchange. Because Unigene common stock is not traded on a stock exchange and the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock.” Rule 15g-9 of the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” These include the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

The sale of the shares of common stock acquired by Magnetar and Fusion could cause the price of our common stock to decline.

The 4,000,000 shares of common stock sold to Magnetar in March 2006 and the 2,123,142 shares of common stock sold to Fusion Capital Fund II, LLC (“Fusion”) in April 2005 are freely tradable. All other shares previously sold under the prior common stock purchase agreements with Fusion are also freely tradable. Magnetar and Fusion may sell none, some, or all of the shares of common stock purchased from us at any time. The sale of these shares could cause the price of our common stock to decline.

The exercise of warrants and options, as well as other issuances of shares, will likely have a dilutive effect on our stock price.

As of December 31, 2006, there were outstanding warrants to purchase 2,371,571 shares of our common stock, all but 20,000 of which are currently exercisable, at an average exercise price of $2.73 per share. There are also outstanding stock options to purchase an aggregate of 3,783,415 shares of common stock, at an average exercise price of $1.38, of which 3,003,642 are currently exercisable. The exercise of warrants or options at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with other financing efforts.

If provisions in our stockholder rights plan or Delaware law delay or prevent a change in control of Unigene, we may be unable to consummate a transaction that our stockholders consider favorable.

In December 2002, we adopted a stockholder rights plan. This stockholder rights plan increases the costs that would be incurred by an unwanted third party acquirer if such party owns or announces its intent to commence a tender offer for more than 15% of our outstanding common stock. The plan is designed to assure our board of directors a full opportunity to review any proposal to acquire us. However, the plan could prolong the take-over process and, arguably, deter a potential bidder. These provisions apply even if the offer may be considered beneficial by some stockholders, and a takeover bid otherwise favored by a majority of our stockholders might be rejected by our board of directors. In addition, specific sections of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We own a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey. At December 31, 2006, Jay Levy, Warren Levy and Ronald Levy each had security interests in this property.

Our 32,000 square foot cGMP production facility, which is currently being used for the production of Fortical, calcitonin and PTH and can be used for the production of other peptides, was constructed in a building located in Boonton, New Jersey. We lease the facility under a lease which began in February 1994. The current lease was renewed in 2003 and will expire in 2014. We have a 10-year renewal option under the lease, as well as an option to purchase the facility.

While these facilities are adequate for current purposes, we are considering the possibility of leasing and constructing additional office space in Boonton.

Item 3.	Legal Proceedings.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have not declared or paid any cash dividends since inception, and do not anticipate paying any in the near future.

We became a public company in 1987. As of February 23, 2007, there were 585 holders of record of our common stock. In addition, we have approximately 7,000 street name holders. Our common stock is traded on the OTC Bulletin Board under the symbol UGNE. The prices below represent high and low sale prices per share of our common stock.

	2006	2005
	High-Low	High-Low
1st Quarter:	$4.52-3.00	$2.63-1.49
2nd Quarter:	4.18-2.70	2.04-1.48
3rd Quarter:	3.00-2.06	3.08-1.26
4th Quarter:	2.98-2.05	4.63-2.71

Item 6.	Selected Financial Data.

STATEMENT OF OPERATIONS DATA

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Revenue:
Licensing, product sales, royalties and other revenue	$6,059	$14,276	$8,400	$6,024	$2,658
Costs and expenses:
Research, development and facility expenses, inventory reserve and cost of goods sold	10,616	9,042	10,667	9,361	8,376
General and administrative	6,423	4,640	3,077	2,877	2,778
Net loss	(11,784)	(496)	(5,941)	(7,398)	(6,337)
Net loss per share, basic and diluted	(.14)	(.01)	(.08)	(.11)	(.11)
Weighted average number of shares outstanding	86,813	81,482	76,959	65,598	57,877

BALANCE SHEET DATA

(In thousands)

	December 31,
	2006	2005	2004	2003	2002
Cash and cash equivalents	$3,357	$4,146	$4,236	$512	$2,224
Working capital deficiency	(9,527)	(10,974)	(16,726)	(18,666)	(15,534)
Total assets	14,051	12,774	10,138	5,067	7,064
Total stockholder debt, including accrued interest	16,186	16,654	16,404	15,815	14,621
Long-term obligations, primarily deferred revenue, including current portion	9,361	9,859	11,649	6,908	6,836
Total liabilities	28,239	29,281	33,291	26,454	24,729
Total stockholders’ deficit	(14,188)	(16,507)	(23,154)	(21,387)	(17,965)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Years ended December 31, 2006, 2005 and 2004

Introduction

We are a biopharmaceutical company engaged in the research, production and delivery of small proteins, referred to as peptides, for medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream. We have two locations: a laboratory research facility with administrative offices in Fairfield, New Jersey and a pharmaceutical production facility in Boonton, New Jersey. Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. Our revenue for the past three years has primarily been derived from domestic sources. We have licensed worldwide rights to our manufacturing and delivery technologies for oral PTH to GSK. We have also licensed in the U.S. our nasal calcitonin product, which we have trademarked as Fortical, to USL. Fortical was approved by the FDA in August 2005. This is our first product approval in the United States. Both of these products are being developed for the treatment of osteoporosis. We have also licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis. We have an injectable calcitonin product, Forcaltonin® that is approved for sale in the European Union for osteoporosis indications. This product has not generated significant revenue. Our peptide products other than Fortical in the United States will require clinical trials and/or approvals from regulatory agencies and all of our products will require acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive regulatory approval or significant revenue for these products. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do.

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

We have also generated cash from officer loans and from stock offerings. The officer loans, some of which are in default, have added debt to our balance sheet and will require repayment at some time in the future. Our various stock offerings have provided needed cash but it is uncertain whether they will be available in the future or, if available, on favorable terms. In March 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar pursuant to a common stock purchase agreement. The five-year warrant is exercisable immediately at an exercise price per share of $4.25. We received gross proceeds of $13,000,000 before expenses of approximately $250,000.

The current need of major pharmaceutical companies to add products to their pipeline is a favorable sign for us and for other small biopharmaceutical companies. But this need is subject to rapid change and it is uncertain whether any additional pharmaceutical companies would have interest in licensing our products or technologies.

Revenue

Revenue is summarized as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Product Sales	$2,829,678	$6,836,524	$3,329,884
Licensing Revenue	756,759	4,756,753	4,610,919
Royalty Revenue	2,450,531	2,613,364	—
Development Services	—	11,729	354,006
Other	21,964	57,180	105,233

	$6,058,932	$14,275,550	$8,400,042

Revenue for the year ended December 31, 2006 decreased 58% to $6,059,000 from $14,276,000 in the comparable period in 2005. The decrease was due to reduced Fortical revenue from 2005, including a $4,000,000 milestone payment received in 2005. Revenue for the year ended December 31, 2006 primarily consisted of Fortical revenue, including $2,822,000 in sales and $2,451,000 in royalties. Revenue for the year ended December 31, 2005 increased 70% to $14,276,000 from $8,400,000 in the comparable period in 2004. This increase was due to our receipt of a $4,000,000 milestone payment from USL and recognition of sale revenues and royalty revenue following our receipt of FDA approval for Fortical in August 2005. Revenue for the year ended December 31, 2005 included $6,479,000 in Fortical sales to USL, primarily representing launch quantities into distribution channels as well as $2,613,000 in royalty revenue from USL. Revenue for the year ended December 31, 2004 consisted primarily of peptide sales to Novartis and GSK of $3,330,000, as well as milestone revenue from GSK in the amount of $4,000,000. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict.

Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees and is therefore subject to uncertain timing and not predictive of future revenue. Bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional sales of PTH to GSK will fluctuate based upon GSK’s future needs, which we cannot currently estimate. We expect that sales revenue and royalty revenue could increase in future years if USL is able to successfully market and distribute Fortical. Sales revenue from Fortical in 2007 and future years will depend on Fortical’s acceptance in the marketplace, competition and other factors. It is uncertain whether or not Fortical will generate significant enough revenue for us to achieve profitability.

Research, Development and Facility Expenses

Research, development and facility expenses primarily consist of personnel costs, supplies, outside testing and consultants primarily related to our development efforts or activities related to our license agreements, as well as depreciation and amortization expense. All of our production and a portion of our research, development and facility costs are associated with our facility in Boonton, New Jersey, where costs are relatively fixed month-to-month. We allocate such costs to the manufacture of production batches for inventory purposes, to cost of goods sold or to research, development and facility activities, based upon the activities undertaken by the personnel in Boonton each period.

Research, development and facilities expense, our largest expense, increased 42% in 2006 to $8,567,000 from $6,034,000 in 2005 and decreased 24% in 2005 from $7,896,000 in 2004. The 2006 increase was attributable to a reduction in Fortical sales, whereby less Boonton facility costs were allocated to cost of goods sold, as well as an increase in production for research, i.e., non-commercial development purposes. These development batches represent various peptides that were produced for testing purposes including manufacturing process development and formulation/tableting development. Due to increased peptide production for research purposes, as compared to 2005, a higher percentage of the facility and personnel costs in 2006 were allocated to research, development and facility activities rather than inventory production activities. Therefore, the costs of the Boonton facility allocated to research, development and facility expenses in 2006 were higher than those in 2005. There was also an increase of $1,189,000 in payroll costs ($138,000 of which represents non-cash stock option compensation) and $728,000 in manufacturing supply costs allocated to research, development and facility expenses. The 2005 decrease was primarily attributed to more of our Boonton facility costs being associated with manufacturing and inventory production activities, instead of research and development functions, due to our required calcitonin and Fortical production under the USL agreement. There were also reductions in depreciation expense due to machinery and equipment becoming fully depreciated in 2004 in the amount of $250,000 and a reduction in outside development costs for nasal calcitonin in the amount of $192,000. Personnel costs for research and development increased $862,000 for 2005 as less payroll was allocated to 2005 production because the Fortical filling and labeling process utilizes less labor costs than bulk calcitonin production. In addition, in 2005, there were also increases in research personnel, salaries and health insurance costs. Research and development expenses should increase in 2007 due to our continuing expenditures to further develop our oral calcitonin and oral PTH products, possibly including clinical trials; sponsorship of clinical trials in China; and support for our site-directed bone growth program. Expenditures for the sponsorship of collaborative research programs were $246,000, $223,000 and $128,000 in 2006, 2005 and 2004, respectively, which are included as research and development expenses.

Research and Development Projects

GSK: In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through December 31, 2006. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through December 31, 2006. For the year ended December 31, 2006, we recognized an aggregate of $200,000 in licensing revenue. GSK could make additional milestone payments to us in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product. The timing of future milestones is also uncertain, as are our future costs to complete the project. However, most future costs will be borne by our licensee. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations. Cash received in advance of shipment is considered a customer deposit. During 2006, 2005, and 2004, and since inception, direct and indirect costs associated with this project were approximately $1,147,000, $204,000, $1,235,000, and $7,605,000, respectively.

Novartis: In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. The timing of future milestones is uncertain, as are our future costs to complete the project. However, most future costs will be borne by our licensee. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. For the year ended December 31, 2006, we recognized $393,000 in licensing revenue. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is projected to be used by Novartis in future studies including clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us. During 2006, 2005 and 2004, and since inception, direct and indirect costs associated with this project were approximately $0, $37,000, $3,903,000 and $3,940,000, respectively.

Other research and development projects include oral calcitonin, new peptide discovery, various feasibility studies for peptide delivery and manufacturing, as well as improvements to our delivery and manufacturing technologies.

Cost of Goods Sold

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs such as depreciation and maintenance. Prior to 2003, certain of our calcitonin inventory had been fully reserved due to the uncertainty of its future utilization. This calcitonin, which was carried on our books at a zero cost basis, was used to produce Fortical in 2005 thereby reducing 2005 cost of goods sold. Cost of goods sold increased 21% in 2006 to $1,753,000 from $1,448,000 in 2005 and decreased 43% in 2005 from $2,527,000 in 2004. 2006 and 2005 costs relate primarily to Fortical production for USL. 2004 costs relate primarily to calcitonin production under our Novartis agreement.

Most of 2005 Fortical production used calcitonin that was previously fully-reserved, thereby reducing 2005 costs. Since the balance of our fully-reserved calcitonin was utilized in production during the fourth quarter of 2005, our cost of goods sold for Fortical in 2006 increased from 21% in 2005 to approximately 60%. Production related expenses should continue to increase in 2007 and future years to support Fortical sales, as well as possible increased peptide production to meet our partners’ needs.

Inventory Reserve

Inventory reserve charges in 2006 were $296,000, representing excess peptide production under our 2007 supply agreement with Novartis. Inventory reserve charges in 2005 were $1,559,000, representing certain calcitonin production in 2005 that did not meet all technical or yield specifications. Inventory reserve charges in 2004 were $245,000, representing excess peptide production in 2004 under our agreements with Novartis and GSK.

General and Administrative Expenses

General and administrative expenses increased 38% to $6,423,000 in 2006 from $4,640,000 in 2005 and increased 51% in 2005 from $3,077,000 in 2004. The 2006 increase was primarily attributable to non-cash expenses including $503,000 in stock option compensation for officers, directors and others, as well as $300,000 in deferred officer compensation, an increase in compensation expense of $295,000 and a patent impairment charge of $124,000. In addition, legal and accounting fees increased $240,000, primarily related to patent infringement litigation. The 2005 increase was primarily attributable to increased officer salaries of $684,000 due to salary increases, increased bonuses and the promotion of three new officers as well as increased professional fees of approximately $613,000, primarily due to increased audit and other fees related to Sarbanes-Oxley compliance. Operating expenses should continue to increase in 2007 due to continuing patent litigation expenses, as well as anticipated general escalation of personnel, insurance and other costs.

Gain on the Extinguishment of Debt and Related Interest

Gain on the extinguishment of debt and related interest in 2004 resulted from our December 2003 settlement agreement with Covington and Burling. Under the agreement, any payments that we made to Covington and Burling before December 31, 2004 reduced our total obligation of approximately $1,097,000, consisting of principal and interest, by a multiple of the amount of the payment. During 2004, we made payments to Covington and Burling in the aggregate amount of approximately $811,000. These payments had average multiples of approximately 1.35 and reduced in full our debt to Covington and Burling. We therefore recognized a gain on extinguishment of debt in the amount of approximately $286,000 for the year ended December 31, 2004. There were no gains on the extinguishment of debt in 2006 or 2005.

Interest Income

Interest income increased $233,000 or 706% in 2006 to $265,000 from $33,000 in 2005. This increase was primarily due to additional funds available for investment as a result of our $13,000,000 financing with Magnetar in March 2006.

Interest Expense

Interest expense increased $55,000, or 4%, in 2006 to $1,598,000 from $1,543,000 in 2005 and increased $136,000, or 10%, in 2005 from $1,407,000 in 2004. Interest expense in 2006 increased due to the continuing accrual of interest on all past due principal and interest. Interest expense increased in 2005 due to higher interest rates as well as default interest rates applying to both principal and interest. Officers’ loans to us decreased due to partial repayments in the amounts of $2,000,000, $448,000 and $720,000 during 2006, 2005 and 2004, respectively. Interest expense each year was affected by the fact that in 2001 we did not make principal and interest payments on certain officers’ loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% and applied to both past due principal and interest. This additional interest was approximately $871,000 for 2006, $853,000 for 2005 and $727,000 for 2004.

Income Tax Benefit

The income tax benefit in 2006, 2005 and 2004 of $529,000, $420,000 and $486,000, respectively, consists primarily of proceeds received for sales of a portion of our state tax net operating loss carry forwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. The purpose of the New Jersey program is to provide financial assistance to high-technology and biotechnology companies in order to facilitate future growth and job creation.

Net Loss

Net loss for 2006 increased 2,276% to $11,784,000 from $496,000 in 2005 and decreased 92% in 2005 from $5,941,000 in 2004. Net losses may continue unless we achieve, milestones in our GSK and Novartis agreements, sign new revenue generating research, licensing or distribution agreements or generate sufficient sales and royalties from Fortical. Net loss for 2006 increased $11,289,000 primarily due to a decrease in revenue of $8,200,000, principally from the Fortical launch in 2005. Our total revenue of $14,276,000 in 2005 was primarily from Fortical, which generated $6,479,000 in sales, $2,613,000 in royalties and a $4,000,000 milestone payment. In addition, operating expenses increased $3,400,000. Net loss for 2005 decreased $5,445,000 primarily due to increased revenue in 2005 of $5,876,000.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that are both important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 3 of the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application.

Revenue Recognition: We recognize revenue from the sale of products, and from royalties, licensing agreements, research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services are recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when work is conducted under the grant. We recognized revenue from such grants in the approximate amounts of $0, $5,000 and $77,000 for 2006, 2005 and 2004, respectively. Sales and grant revenues generally do not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectibility is reasonably assured. In the case of USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Therefore, our quarterly reporting periods do not include royalty revenue for the last month of that period as such information is not available and cannot be reliably estimated at the time.

Licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product and the delivery of product and/or research services to the licensor. We follow the accounting guidance of SEC Staff Accounting Bulletin No. 104 (which superseded SEC Staff Accounting Bulletin No. 101) (“SAB 104”), an analogy to EITF No. 91-6 and EITF No. 00-21 (which became effective for contracts entered into after June 2003). Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. For our USL and GSK agreements, the following describes our revenue recognition accounting policy. Non-refundable milestone payments that represent the completion of a separate earnings process and a substantive step in the research and development process are recognized as revenue when earned at the lesser of 1) the non-refundable cash received or 2) the proportionate level of effort expended to date during the development stage multiplied by the development stage revenue. This sometimes requires management to judge whether or not a milestone has been met and when it should be recognized in the financial statements. Payments for milestones for which the completion of the earnings process is not yet complete (for example, payment received for the commencement of an activity that represents a separate earnings process) are recognized over the estimated performance period of such activity. This is to comply with the provisions of SAB 104, which provides for revenue to be recognized once delivery has occurred or services have been rendered. Royalties and/or milestones relating to sales of products by our licensees, and the delivery of products and research services, will be recognized as such events occur as they represent the completion of a separate earnings process.

In addition, EITF No. 00-21 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 had a significant impact on our 2004 financial statements due to our Novartis agreement. Accordingly, up-front and development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement. As of December 31, 2006, approximately $2,813,000 of an up-front payment and approximately $1,655,000 of a milestone payment from Novartis are being deferred over the estimated performance period of 14 years. The non-refundable advances for inventory purchases made by Novartis were considered customer deposits until shipment of the product was made and the earnings process deemed complete. There were no customer deposits at December 31, 2006.

Accounting for Stock Options: Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the year ended December 31, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective transition method, we have not restated prior period results. For the year ended December 31, 2006, we recognized share-based compensation cost of $641,000, which consisted of $503,000 in general, and administrative expenses and $138,000 in research, development and facility expenses. We did not capitalize any share-based compensation cost. As a result of adopting SFAS 123(R), loss before income taxes and net loss for the year ended December 31, 2006 were higher by $641,000 than if we had continued to account for share-based compensation under APB 25. The effect of adopting SFAS 123 (R) on basic and diluted earnings per share for the year ended December 31, 2006 was $0.01 per share. SFAS 123 (R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS 123(R). The pool includes the net excess tax benefits that would have been recognized if we had adopted SFAS 123 (R) for recognition purposes on its effective date. We have elected to calculate the pool of excess tax benefits under the alternative transition method described in FSP 123 (R)-3, which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. We are in a net operating loss position therefore no excess tax benefits from share-based payment arrangements have been recognized for the year ended December 31, 2006.

In addition to the current effects discussed above, the adoption of SFAS 123(R) will also have an impact on our future results of operations based upon the grant of future options, the materiality of which will be determined by the amount and fair value of future stock option grants.

Inventory: Boonton inventories are stated at the lower of cost or market, valued at actual cost which approximates the first-in, first out method (FIFO). Fairfield inventories are stated at the lower of cost (using the FIFO method) or market. Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for 2006 finished goods and work in process production were $801,000 at December 31, 2006, a decrease of $980,000 from December 31, 2005. An aggregate of $1,276,000 of previously reserved calcitonin inventory at December 31, 2005 was used during 2006, primarily for various testing purposes. This was offset by an aggregate reserve of $296,000 for 2006 production, which represented excess peptide production and was added to inventory reserve. The 2006 reserve negatively impacted both inventory on our balance sheet and our statement of operations. The determination of salability of inventory can, at times, be subjective. Management determined that a portion of the calcitonin inventory produced in 2005 did not meet all technical or yield specifications and therefore was not suitable to produce Fortical. This uncertainty contributed to management’s decision to fully reserve a portion of 2005 production. This reserved 2005 calcitonin is being used for development and testing purposes.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

LIQUIDITY AND CAPITAL RESOURCES.

We have a number of future payment obligations under various agreements. They are summarized at December 31, 2006, as follows:

Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Chinese joint venture	$862,500	$—	$—	$—	$367,500	$—	$495,000
Notes payable – stockholders	8,105,000	8,105,000	—	—	—	—	—
Deferred compensation	450,000	—	—	—	—	—	450,000
Capital leases	111,660	71,159	38,640	1,861	—	—	—
Operating leases	1,429,611	203,646	201,990	201,438	201,438	201,438	419,661
Executive compensation	556,000	556,000	—	—	—	—	—
Accrued interest-stockholders	8,081,180	8,081,180	—	—	—	—	—

Total Contractual Obligations	$19,595,951	$17,016,985	$240,630	$203,299	$568,938	$201,438	$1,364,661

At December 31, 2006 we had cash and cash equivalents of $3,357,000, a decrease of $789,000 from December 31, 2005. On March 16, 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar pursuant to a common stock purchase agreement. We received gross proceeds of $13,000,000 before expenses of approximately $250,000. The five-year warrant is exercisable immediately at an exercise price per share of $4.25 and was outstanding at December 31, 2006.

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

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product (see Note 19 to the financial statements).

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During 2006, Fortical sales were $2,822,000 and Fortical royalties were $2,451,000. We expect Fortical sales and royalties to continue in 2007 and future years, but we cannot predict the levels of activity (see Note 19 to the financial statements).

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us (see Note 19 to the financial statements). In 2007, under our 2004 agreement, we earned a $5,500,000 milestone payment from Novartis for the initiation of their oral calcitonin Phase III clinical study. (See Note 23 to the financial statements.)

In January 2007, we signed a supply agreement with Novartis. The agreement specifies that we will receive a $2.5 million payment to supply Novartis with specified quantities of a bulk peptide necessary to support Novartis’ development program for a novel osteoporosis treatment. (See Note 23 to the financial statements.)

We have licensed distributors in Greece and Israel, where the product is not yet approved, for our nasal calcitonin product and in the United Kingdom, Ireland and Israel for our approved injectable product. However, these agreements have not produced significant revenues. In June 2000, we entered into an agreement in China with SPG to create a joint venture to manufacture and market our injectable and nasal calcitonin products (see Note 7 to the financial statements). We are actively seeking additional licensing and/or supply agreements with pharmaceutical and biotechnology companies for oral and nasal forms of calcitonin, as well as for other peptides. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products.

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

•

For nasal calcitonin, a license agreement was signed in November 2002 with USL. Fortical was approved by the FDA and launched by USL in August 2005. This approval triggered the final $4,000,000 milestone payment to us from USL in 2005, as well as sales and royalties.

•

For oral calcitonin, Pfizer terminated its license agreement with us in March 2001 and as a result we are seeking a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. The costs of these trials may be borne by a future licensee depending upon our future financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, any product launch will take at least several years. We will incur certain additional development costs.

•

For oral PTH, a Phase I human trial, which commenced in June 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable product using our PTH. We signed a license agreement for this product with GSK in April 2002. We will incur certain additional development costs.

Due to our limited financial resources, any delay in achieving milestones in our existing license agreements, or in signing new license or distribution agreements for our products, or loss of patent protection, may have an adverse effect on our cash flow and operations. In July 2006, we and USL jointly filed a patent infringement lawsuit against Apotex for infringement of our nasal calcitonin patent. If we are unsuccessful in our lawsuit, and if Apotex receives FDA approval, and is able to launch its product, the launch of this generic product could have an adverse effect on our cash flow and operations. In addition, any material interruption or failure in manufacturing, marketing or distribution of Fortical will have an adverse effect on our cash flow and operations.

We maintain our peptide production facility on leased premises in Boonton, New Jersey. We began production under cGMP guidelines at this facility in 1996. Our lease expires in 2014. We have a ten-year renewal option under the lease, as well as an option to purchase the facility. During 2006, we invested approximately $758,000 in fixed assets and building and leasehold improvements.

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

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain of these loans when due. However, the Levy’s waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $871,000 for the year ended December 31 2006. Total interest expense on all Levy loans was approximately $1,532,000 for the year ended December 31, 2006. As of December 31, 2006, total accrued interest on all Levy loans was approximately $8,081,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $8,105,000. We repaid $2,000,000 in principal on certain of these loans in 2006. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

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

We have incurred annual operating losses since our inception and, as a result, at December 31, 2006, had an accumulated deficit of approximately $120,000,000 and a working capital deficiency of approximately $9,500,000. Our 2006 cash requirements to operate our research and peptide manufacturing facilities and develop our products was approximately $15,000,000. However, our cash requirements should increase in 2007 due to anticipated spending on internal research projects, including oral calcitonin and oral PTH, as well as patent infringement litigation costs. In addition, we have principal and interest obligations under the outstanding notes payable to Jay Levy, Warren Levy and Ronald Levy (collectively the “Levys”), our officers, some of which are in default (see Note 4 to the financial statements), as well as obligations relating to our joint venture agreement in China (see Note 7 to the financial statements). We need additional cash from sales, milestones or upfront payments or from financings in order to meet our obligations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements.

None.

New Accounting Pronouncements.

In February 2007, the Financial Accounting Standards Board (“FASB”) Issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact on the Company’s financial statements.

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 requires an issuer of financial instruments, such as debt, convertible debt, equity shares or warrants, to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with Statement 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss. That accounting applies regardless of whether the registration payment arrangement is a provision in a financial instrument or a separate agreement. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified after December 21, 2006. The FSP is effective for fiscal years beginning after December 15, 2006, for registration payment arrangements and financial instruments subject to those arrangements that are entered into prior to December 21, 2006.

The Company intends to adopt FSP EITF 00-19-2 effective January 1, 2007, and does not believe that the adoption will have a significant effect on its financial statements.

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FAS 157 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have not yet evaluated the impact that the adoption of FAS 157 will have on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The primary concepts set forth in SAB 108 are as follows: registrants should quantify errors using both the “rollover” approach (current year statement of operations effect) and “iron curtain” approach (year end balance sheet effect) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If correcting the item in the current year materially affects the current year but the item was not material in any prior year, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. However, in this circumstance, correcting the prior year financial statements for immaterial errors does not require amending previously filed financial statements. The correction can be made the next time the prior year financial statements are filed. SAB 108 is effective for our year ending December 31, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect that the adoption of FIN 48 will have a material impact on our financial condition or results of operations.

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

In the normal course of business, we are exposed to fluctuations in interest rates due to the use of debt as a component of the funding of our operations. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. Beginning in the first quarter of 2001, our interest rate exposure on our notes payable-stockholders has been affected by our failure to make principal and interest payments when due. For a further discussion, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” as well as Note 4 to the financial statements. Our exposure to interest rate fluctuations over the near-term and long-term will continue to be affected by these events until these notes are repaid in full. In addition, increases in general interest rates over the past few years have increased the interest expense on our variable rate debt. We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

The information below summarizes our market risks associated with interest bearing debt obligations as of December 31, 2006. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Variable interest rates disclosed represent the rates at December 31, 2006. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

		Year of Maturity
	Carrying Amount	2007	2008	2009	2010	2011
Notes payable – stockholders	$525,000	525,000	—	—	—	—
Variable interest rate(1)	14.2%
Notes payable – stockholders	$5,710,000	5,710,000	—	—	—	—
Variable interest rate	8.5%
Notes payable – stockholders	$1,870,000	1,870,000	—	—	—	—
Fixed interest rate(2)	11%
Interest payable stockholders	$4,077,000	4,077,000	—	—	—	—
Variable interest rate	14.2%
Interest payable stockholders	$2,053,000	2,053,000	—	—	—	—
Fixed interest rate	11%
Capital leases	$112,000	71,000	39,000	2,000	—	—
Fixed interest rate	9%-13%

Total	$14,347,000	$14,306,000	$39,000	$2,000	—	—

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Unigene Laboratories, Inc.

We have audited the accompanying balance sheets of Unigene Laboratories, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficiency. Also, as discussed in Note 4 to the financial statements the Company has stockholder demand loans in default at December 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006 in connection with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of Unigene Laboratories, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Edison, New Jersey
March 15, 2007

UNIGENE LABORATORIES, INC.

BALANCE SHEETS

DECEMBER 31, 2006 and 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,357,351	$4,146,486
Accounts and other receivable	1,240,114	661,467
Prepaid expenses	303,444	288,789
Inventory	5,283,000	4,181,210

Total current assets	10,183,909	9,277,952

Property, plant and equipment, net	2,364,141	2,075,459
Patents and other intangibles, net	1,438,848	1,376,318
Investment in joint venture	30,545	33,885
Other assets	33,879	10,388

Total assets	$14,051,322	$12,774,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$884,958	$756,004
Accrued expenses - other	1,806,707	2,011,687
Current portion - deferred licensing fees	762,752	756,752
Notes payable - stockholders	8,105,000	10,105,000
Accrued interest – stockholders	8,081,180	6,549,215
Current portion - capital lease obligations	70,780	73,429

Total current liabilities	19,711,377	20,252,087

Deferred licensing fees, excluding current portion	8,156,262	8,913,021
Capital lease obligations, excluding current portion	40,880	115,522
Deferred compensation	330,643	—

Total liabilities	28,239,162	29,280,630

Commitments and contingencies
Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 135,000,000 shares; issued and outstanding: 87,731,015 shares in 2006 and 83,201,515 shares in 2005.	877,310	832,015
Additional paid-in capital	104,740,178	90,682,549
Accumulated deficit	(119,805,328)	(108,021,192)

Total stockholders’ deficit	(14,187,840)	(16,506,628)

Total liabilities and stockholders’ deficit	$14,051,322	$12,774,002

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenue:
Licensing revenue	$756,759	$4,756,753	$4,610,919
Product sales	2,829,678	6,836,524	3,329,884
Royalties	2,450,531	2,613,364	—
Development services	—	11,729	354,006
Other	21,964	57,180	105,233

	6,058,932	14,275,550	8,400,042

Operating expenses:
Research, development and facility expenses	8,567,452	6,034,343	7,895,725
Cost of goods sold	1,752,680	1,448,472	2,526,608
General and administrative	6,422,693	4,639,638	3,077,344
Inventory reserve	296,266	1,558,689	244,824

	17,039,091	13,681,142	13,744,501

Operating income (loss)	(10,980,159)	594,408	(5,344,459)

Other income (expense):
Gain on the extinguishment of debt and related interest	—	—	286,466
Interest income	265,489	32,799	38,155
Interest expense - principally to stockholders	(1,598,265)	(1,542,711)	(1,406,967)

Loss before income taxes	(12,312,935)	(915,504)	(6,426,805)
Income tax benefit – principally from sale of New Jersey tax benefits	528,799	419,911	485,976

Net loss	$(11,784,136)	$(495,593)	$(5,940,829)

Loss per share – basic and diluted:
Net loss per share	$(0.14)	$(0.01)	$(0.08)

Weighted average number of shares outstanding – basic and diluted	86,813,378	81,482,223	76,959,299

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2006, 2005 and 2004

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2004	72,113,147	$721,131	$79,477,793	$(101,584,770)	$(1,031)	$(21,386,877)
Sale of common stock to Fusion at $0.69 to $0.75 per share (net of cash issuance costs of $76,000)	4,863,048	48,631	3,375,727	—	—	3,424,358
Exercise of Warrant by Fusion at $0.50	1,000,000	10,000	490,000	—	—	500,000
Recognition of stock option compensation expense	—	—	48,027	—	—	48,027
Exercise of stock options	419,700	4,197	197,257	—	—	201,454
Net loss	—	—	—	(5,940,829)	—	(5,940,829)

Balance, December 31, 2004	78,395,895	783,959	83,588,804	(107,525,599)	(1,031)	(23,153,867)

Sale of common stock to Fusion at $1.87 to $2.00 per share (net of cash issuance costs of $12,000)	1,302,140	13,021	2,474,725	—	—	2,487,746
Sale of common stock to Fusion in private placement at $1.41 per share (net of issuance costs of $55,000)	2,123,142	21,232	2,923,368	—	—	2,944,600
Exercise of stock options	1,380,338	13,803	1,552,797	—	—	1,566,600
Issuance of treasury stock as compensation	—	—	28,494	—	1,031	29,525
Recognition of stock option compensation expense	—	—	114,361	—	—	114,361
Net loss	—	—	—	(495,593)	—	(495,593)

Balance, December 31, 2005	83,201,515	832,015	90,682,549	(108,021,192)	—	(16,506,628)

Sale of common stock to Magnetar at $3.25 per share (net of cash issuance costs of $250,000)	4,000,000	40,000	12,712,301	—	—	12,752,301
Exercise of stock options	529,500	5,295	550,845	—	—	556,140
Recognition of stock option compensation expense-employees and directors	—	—	640,670	—	—	640,670
Recognition of stock option compensation expense - consultants	—	—	153,813	—	—	153,813
Net loss	—	—	—	(11,784,136)	—	(11,784,136)

Balance, December 31, 2006	87,731,015	$877,310	$104,740,178	$(119,805,328)	$—	$(14,187,840)

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,784,136)	$(495,593)	$(5,940,829)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of deferred revenue	(756,759)	(756,752)	(610,920)
Non-cash stock bonus and stock option compensation	794,483	143,886	48,027
Depreciation, amortization and impairment	711,691	593,506	1,013,043
Increase in accrued interest-stockholders	1,531,965	698,908	1,308,584
Inventory reserve expense	296,266	1,558,689	244,824
Increase in deferred compensation	330,643	—	—
Gain on extinguishment of debt	—	—	(286,466)

Changes in operating assets and liabilities:
(Increase) decrease in other assets	(39,504)	316,499	(376,433)
Increase in accounts receivables	(578,647)	(35,512)	(441,187)
Increase in inventory	(1,398,056)	(4,369,624)	(973,637)
Increase (decrease) in customer deposits	—	(357,456)	357,456
Increase (decrease) in accounts payable, accrued expenses and other	(76,027)	385,869	(1,061,980)
Proceeds from deferred revenue	6,000	0	5,500,000

Net cash used in operating activities	(10,962,081)	(2,317,580)	(1,219,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction of leasehold and building improvements	(38,662)	(8,268)	(28,206)
Purchase of equipment and furniture	(719,427)	(563,621)	(468,250)
Increase in patents and other intangibles	(304,815)	(402,757)	(177,645)
(Increase) decrease in other assets	4,700	366,789	(35,805)

Net cash used in investing activities	(1,058,204)	(607,857)	(709,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, net	12,752,301	2,932,344	3,424,358
Advance from Fusion, payable in common stock	—	—	2,500,002
Repayment of stockholder notes	(2,000,000)	(448,323)	(720,000)
Repayment of capital lease obligations	(77,291)	(294,332)	(194,935)
Repayment of note payable - Tail Wind	—	(920,167)	(57,519)
Proceeds from exercise of stock options and warrants	556,140	1,566,600	701,454

Net cash provided by financing activities	11,231,150	2,836,122	5,653,360

Net increase (decrease) in cash and cash equivalents	(789,135)	(89,315)	3,723,936
Cash and cash equivalents at beginning of year	4,146,486	4,235,801	511,865

Cash and cash equivalents at end of year	$3,357,351	$4,146,486	$4,235,801

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Purchase of equipment through capital leases	$—	$181,393	$103,764

Issuance of common stock in payment of advances	$—	$2,500,002	$—

Cash payments:
Cash paid for interest, principally to stockholders in 2005	$16,100	$1,011,800	$31,900

Cash paid for income taxes	$2,000	$20,000	$16,000

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. Description of Business

Unigene Laboratories, Inc. (“Unigene”), a biopharmaceutical company, was incorporated in the State of Delaware in 1980. Our single business segment focuses on research, production and delivery of peptides for medical use. Our primary focus has been on the development of various peptide products for the treatment of osteoporosis, including nasal and oral calcitonin and oral PTH. Our nasal calcitonin product, Fortical, for the treatment of postmenopausal osteoporosis, was approved by the FDA in August 2005. This is our first product approval in the United States. We are also developing other peptide products including parathyroid hormone, or PTH, for osteoporosis. Our peptide products require clinical trials and/or approvals from regulatory agencies as well as acceptance in the marketplace. Our injectable calcitonin product has been approved for marketing in all member states of the European Union, as well as Switzerland. Through December 31, 2006, sales of injectable calcitonin have not been significant. Although we believe our patents and patent applications are valid, the invalidation of our patents or the failure of certain of our pending patent applications to issue as patents could have a material adverse effect upon our business. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do. We have licensed worldwide rights to our manufacturing and delivery technologies for oral PTH to GSK. We have licensed in the U.S. our nasal calcitonin product, Fortical®, to USL. We have also licensed worldwide rights to our patented calcitonin production technology to Novartis. During 2006, most of our revenue was generated from one customer, USL (see Note 19 to the financial statements).

2. Liquidity

On March 16, 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar Capital Master Fund, Ltd. pursuant to a common stock purchase agreement. We received gross proceeds of $13,000,000 before expenses of approximately $250,000. The five-year warrant is exercisable immediately at an exercise price per share of $4.25 and was outstanding at December 31, 2006.

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

We believe that in the short-term we will generate cash to apply toward funding our operations through sales of Fortical to our U.S. licensee, USL, and royalties on USL’s sales of Fortical, the achievement of milestones in our existing license agreements, our 2007 supply agreement with Novartis, development activities reimbursed by GSK and/or the sale of PTH to GSK and, in the long-term, on sales and royalties from the sale of Fortical and other licensed products and technologies. In the first half of 2006, because distributors’ inventories were sufficient to meet demand, we did not have any sales of Fortical to USL. Fortical sales to USL resumed in August 2006. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin, as well as for other peptides, and for our peptide manufacturing technology. However, we may not be successful in achieving milestones in our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product (see Note 19 to the financial statements).

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During 2006, Fortical sales were $2,822,000 and Fortical royalties were $2,451,000. We expect Fortical sales and royalties to continue in 2007 and future years, but we cannot predict the levels of activity (see Note 19 to the financial statements).

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us (see Note 19 to the financial statements). In 2007, under our 2004 agreement, we earned a $5,500,000 milestone payment from Novartis for the initiation of their oral calcitonin Phase III clinical study. (See Note 23 to the financial statements.)

In January 2007, we signed a supply agreement with Novartis. The agreement specifies that we will receive a $2.5 million payment to supply Novartis with specified quantities of bulk peptide necessary to support Novartis’ development program for a novel osteoporosis treatment. (See Note 23 to the financial statements.)

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

•	For nasal calcitonin, a license agreement was signed in November 2002 with USL. Fortical was approved by the FDA and launched by USL in August 2005. This approval triggered the final $4,000,000 milestone payment to us from USL in 2005, as well as sales and royalties.

•	For oral calcitonin, Pfizer terminated its license agreement with us in March 2001 and as a result we are seeking a new licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. The costs of these trials may be borne by a future licensee depending upon our future financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, any product launch will take at least several years. We will incur certain additional development costs.

•	For oral PTH, a Phase I human trial, which commenced in June 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable product using our PTH. We signed a license agreement for this product with GSK in April 2002. We will incur certain additional development costs.

•	Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA (which was filed in September 2003) and up to an additional $495,000 in cash within two years thereafter. These amounts may be reduced or offset by our share of the entity’s profits, if any. The timing of the approval of our NDA in China is uncertain.

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

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain of these loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $871,000 for the year ended December 31 2006. Total interest expense on all Levy loans was approximately $1,532,000 for the year ended December 31, 2006. As of December 31, 2006, total accrued interest on all Levy loans was approximately $8,081,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $8,105,000. We repaid $2,000,000 in principal on certain of these loans in 2006. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

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

We have incurred annual operating losses since our inception and, as a result, at December 31, 2006, had an accumulated deficit of approximately $120,000,000 and a working capital deficiency of approximately $9,500,000. Our 2006 cash requirements to operate our research and peptide manufacturing facilities and develop our products was approximately $15,000,000. However, our cash requirements should increase in 2007 due to anticipated spending on internal research projects, including oral calcitonin and oral PTH, as well as patent infringement litigation costs. We need additional cash from sales, milestones or upfront payments or from financings in order to meet our obligations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies & Practices

Revenue Recognition We recognize revenue from the sale of products, and from royalties, licensing agreements, research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured, and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services are recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when work is conducted under the grant. We recognized revenue from such grants in the approximate amounts of $0, $5,000 and $77,000 for 2006, 2005 and 2004, respectively. Sales and grant revenues generally do not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectibility is reasonably assured. In the case of USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Therefore, our quarterly reporting periods do not include royalty revenue for the last month of that period as such information is not available and cannot be reliably estimated at the time.

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

In addition, EITF No. 00-21 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 had a significant impact on our 2004 financial statements due to our Novartis agreement. Accordingly, up-front and development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement. As of December 31, 2006, approximately $2,813,000 of an up-front payment and approximately $1,655,000 of a milestone payment from Novartis are being deferred over the estimated performance period of 14 years. The non-refundable advances for inventory purchases made by Novartis were considered customer deposits until shipment of the product was made and the earnings process deemed complete. There were no customer deposits at December 31, 2006.

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

Accounts Receivable - During 2006, almost all of our accounts receivable involved transactions with an established pharmaceutical company, USL. The terms of payments and collections in these transactions are governed by contractual agreements. Our policy is that an allowance for doubtful accounts is established for estimated losses resulting from the inability of our customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances in excess of 90 days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will write-off the account receivables.

Inventory – Boonton inventories are stated at the lower of cost or market, valued at actual cost which approximates the first-in, first-out method (FIFO). Fairfield inventories are stated at the lower of cost (using the FIFO method) or market. Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements.

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

Patents and Other Intangibles - Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. Other intangibles are recorded at cost and are amortized over their estimated useful lives. Charges to research and development expense to write off certain abandoned intangible assets were $124,000, $4,000 and $17,000 for 2006, 2005 and 2004, respectively, representing their carrying value. As of December 31, 2006, nine of our patents had issued in the U.S., seventy-seven had issued in various foreign countries and various other applications were pending.

Fair Value of Financial Instruments - The fair value of a financial instrument, such as notes payable, represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. Given our financial condition described in Note 2, it is not practicable to estimate the fair value of our notes payable at December 31, 2006. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature.

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

Stock Options - Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the year ended December 31, 2006 includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective transition method, we have not restated prior period results. For the year ended December 31, 2006, we recognized share-based compensation cost of $641,000, which consisted of $503,000 in general and administrative expenses and $138,000 in research, development and facility expenses. We did not capitalize any share-based compensation cost. As a result of adopting SFAS 123(R), loss before income taxes and net loss for the year ended December 31, 2006 were higher by $641,000 than if we had continued to account for share-based compensation under APB 25. The effect of adopting SFAS 123 (R) on basic and diluted earnings per share for the year ended December 31, 2006 was $0.01 per share. SFAS 123 (R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS 123(R). The pool includes the net excess tax benefits that would have been recognized if we had adopted SFAS 123 (R) for recognition purposes on its effective date. We have elected to calculate the pool of excess tax benefits under the alternative transition method described in FSP 123 (R)-3, which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. We are in a net operating loss position therefore no excess tax benefits from share-based payment arrangements have been recognized for the year ended December 31, 2006. In addition to the current effects discussed above, the adoption of SFAS 123(R) will also have an impact on our future results of operations based upon the grant of future options, the materiality of which will be determined by the amount and fair value of future stock option grants. For stock options granted to other than employees and directors, such as consultants, we follow EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under EITF No. 96-18 we recognize compensations costs by measuring the fair value of the equity instruments using the stock price and other measurement assumptions as of the earlier of either of the following: the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or the date at which the counterparty’s performance is complete.

Sales Concentrations – Our revenue for the last three years has almost entirely been from licensing revenue, product sales and royalties under our agreements with USL, GSK and Novartis.

Revenue from Licensees:

	2006	2005	2004
USL	90%	93%	2%
GSK	3%	4%	61%
Novartis	7%	3%	36%
Other	—	—%	1%

Concentrations of Credit Risk – Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash with high quality financial institutions in the U.S. to limit credit exposure. We have concentrations of credit risk with respect to accounts receivable, as most of our accounts receivable are concentrated among a very small number of customers. As of December 31, 2006 and December 31, 2005, respectively, one customer, USL, accounted for 99% and 92%, respectively, of our accounts receivable. We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable.

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

Net Loss per Share - We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of date of issuance if issued in the current year) being reported on and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 2006, 2005 and 2004 because inclusion of our stock options and warrants (approximately 5,657,000, 5,925,000 and 5,784,000 shares of common stock, if exercised, at December 31, 2006, 2005 and 2004, respectively) would be antidilutive.

New Accounting Pronouncements

In February 2007, the FASB Issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact on the Company’s financial statements.

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 requires an issuer of financial instruments, such as debt, convertible debt, equity shares or warrants, to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with Statement 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss. That accounting applies regardless of whether the registration payment arrangement is a provision in a financial instrument or a separate agreement. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified after December 21, 2006. The FSP is effective for fiscal years beginning after December 15, 2006, for registration payment arrangements and financial instruments subject to those arrangements that are entered into prior to December 21, 2006. The Company intends to adopt FSP EITF 00-19-2 effective January 1, 2007, and does not believe that the adoption will have a significant effect on its financial statements.

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FAS 157 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have not yet evaluated the impact that the adoption of FAS 157 will have on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The primary concepts set forth in SAB 108 are as follows: registrants should quantify errors using both the “rollover” approach (current year statement of operations effect) and “iron curtain” approach (year end balance sheet effect) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If correcting the item in the current year materially affects the current year but the item was not material in any prior year, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. However, in this circumstance, correcting the prior year financial statements for immaterial errors does not require amending previously filed financial statements. The correction can be made the next time the prior year financial statements are filed. SAB 108 is effective for our year ending December 31, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect that the adoption of FIN 48 will have a material impact on our financial condition or results of operations.

4. Related Party Transactions

Levy Loans

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain of these loans when due. However, the Levy’s waived all default provisions, including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% and is calculated on both past due principal and interest. This additional interest was approximately $871,000, $853,000 and $727,000 respectively, for the years ended December 31, 2006, 2005 and 2004 and total interest expense on all Levy loans was approximately $1,532,000, $1,516,000 and $1,309,000, respectively, for the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006, total accrued interest on all Levy loans was approximately $8,081,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $8,105,000 at December 31, 2006 and $10,105,000 at December 31, 2005. In 2006 and 2005, we repaid an aggregate of $2,000,000 and $448,000, respectively, in principal on certain of these loans. In addition, in 2005, we repaid an aggregate of $817,000 in accrued interest on certain of these loans. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

Outstanding stockholder loans consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Jay Levy term loans(1)	$1,870	$1,870
Jay Levy demand loans(2)	6,225	8,225
Warren Levy demand loans(3)	5	5
Ronald Levy demand loans(4)	5	5

	8,105	10,105
Accrued interest	8,081	6,549

Total loans and interest due to stockholders	$16,186	$16,654

(1)

Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes that matured January 2002 and bear interest at the fixed rate of 11% per year. These loans were originally at 6% per year. These loans are secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at December 31, 2006 was approximately $2,053,000 and was approximately $1,646,000 at December 31, 2005.

(2)

Loans from Jay Levy in the aggregate principal amount of $525,000, after we repaid an aggregate of $2,000,000 in principal on certain of these notes in March 2006, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (14.2% at December 31, 2006 and 13% at December 31, 2005). These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at December 31, 2006 was approximately $4,077,000 and was approximately $3,421,000 at December 31, 2005.

(2)

Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (8.5% at December 31, 2006 and 7. 5% at December 31, 2005) and which are secured by a security interest in certain of our patents. Accrued interest on these loans at December 31, 2006 was approximately $1,947,000 and was approximately $1,479,000 at December 31, 2005. In 2005, Jay Levy transferred these $5,700,000 of demand notes to the Jaynjean Levy Family Limited Partnership in exchange for partnership units. Warren Levy and Ronald Levy are general partners of that partnership.

(3)

Loan from Warren Levy in the amount of $5,000 bears interest at the Merrill Lynch Loan Rate plus .25% (8.5% at December 31, 2006 and 7.5% at December 31, 2005). This loan is secured by a secondary security interest in our equipment and real property. Accrued interest on this loan at December 31, 2006 was approximately $1,900 and was approximately $1,500 at December 31, 2005. This loan was repaid in full in January 2007.

(4)

Loan from Ronald Levy in the amount of $5,000 bears interest at the Merrill Lynch Margin Loan Rate plus ..25% (8.5% at December 31, 2006 and 7.5% at December 31, 2005). This loan is secured by a secondary security interest in our equipment and real property. Accrued interest on this loan at December 31, 2006 was approximately $1,900 and was approximately $1,500 at December 31, 2005. This loan was repaid in full in January 2007.

Other Related Party Transactions

One of our directors, J. Thomas August, serves as our Research Director, receiving $73,500 in annual compensation in 2006, 2005, and 2004.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2006 and 2005:

	2006	2005	Estimated Useful Lives
Building and improvements	$1,489,694	$1,454,960	25 years
Leasehold improvements	8,996,281	8,992,353	Lesser of lease term or useful life
Manufacturing equipment	5,208,817	4,749,399	10 years
Laboratory equipment	3,255,705	3,088,494	5 years
Other equipment	671,489	659,423	10 years
Office equipment and furniture	614,633	533,902	5 years
Equipment under capital leases (See Note 11)	1,093,424	1,093,424	Lesser of lease term or useful life

	21,330,043	20,571,955
Less accumulated depreciation and amortization	(19,087,069)	(18,617,663)

	2,242,974	1,954,292
Land	121,167	121,167

Property, plant and equipment, net	$2,364,141	$2,075,459

Depreciation and amortization expense on property, plant and equipment was $469,000, $509,000 and $799,000 in 2006, 2005 and 2004, respectively. Manufacturing equipment includes equipment construction in progress of approximately $125,000. Our fully depreciated assets included above at December 31, 2006 and December 31, 2005 were approximately $16,600,000 and $16,100,000, respectively.

6. Intangible Assets

Details of intangible assets are summarized as follows:

	December 31, 2006			December 31, 2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$136,000	$8,000	$144,000	$133,000	$11,000
Patents	1,388,000	870,000	518,000	1,264,000	755,000	509,000
Deferred Patents	898,000	—	898,000	841,000	—	841,000
Deferred Trademarks	15,000	—	15,000	15,000	—	15,000

	$2,445,000	$1,006,000	$1,439,000	$2,264,000	$888,000	$1,376,000

Trademarks and patents are all intangible assets with definite useful lives and therefore continue to be amortized in accordance with the provisions of SFAS 142. Amortization expense amounted to $118,000, $82,000 and $202,000, for the years ended December 31, 2006, 2005 and 2004, respectively. Future amortization expense on our amortizable intangible assets is estimated as follows:

2007	$92,000
2008	72,000
2009	52,000
2010	40,000
2011	29,000

$285,000

7. China Joint Venture

In June 2000, we entered into a joint venture agreement with SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the Chinese NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG contributed its existing injectable calcitonin license to the joint venture, which allowed the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. The timing of the approval of our NDA in China is uncertain. Brief local human trials were initiated in 2006. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require the joint venture to obtain local financing. The existing joint venture began operations in March 2002 and sales of its injectable calcitonin product began in April 2002 under the aforementioned SPG license. Sales by the joint venture have been used to offset its costs. We account for our investment in the joint venture under the equity method. Our investment and our share of the earnings in the existing joint venture have been immaterial to date.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and the issuance of the business license and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits, if any.

8. Financing

Magnetar

In March 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar pursuant to a common stock purchase agreement. The shares are freely tradable. The five-year warrant is exercisable immediately at an exercise price per share of $4.25 and was outstanding at December 31, 2006. We received gross proceeds of $13,000,000 before expenses of approximately $250,000. Pursuant to the registration rights agreement executed in connection with the private placement, we agreed to keep the registration statement effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144(k), (ii) the date 24 months after the closing of the private placement or (iii) the date on which all of the registrable securities covered by such registration statement have been sold. If, on any day after the date on which the Registration Statement is declared effective, sales of all the registrable securities cannot be made (other than during a specified grace period), then we shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of the aggregate purchase price on the date sales cannot be made, after the applicable grace period, and two percent (2%) of the aggregate purchase price for each 30 day period (pro rated for periods totaling less than 30 days). A registration statement was declared effective in September 2006. We do not believe that this provision will have a material impact on our financial condition.

Fusion

In April 2005, we completed the sale of a total of 2,123,142 shares of our common stock and a common stock warrant to purchase up to 1,061,571 shares of our common stock (which remains outstanding at December 31, 2006) at an exercise price per share of $1.77 to Fusion in a private placement pursuant to a common stock purchase agreement for gross proceeds to us of $3,000,000. The shares are freely tradable.

In October 2003, we entered into a common stock purchase agreement, as amended, with Fusion under which Fusion agreed to purchase our common stock up to an aggregate of $15,000,000. This agreement was terminated by us in April 2005. As compensation for its commitment, we issued to Fusion in October 2003, 1,000,000 shares of common stock and a five-year warrant, as amended, to purchase 250,000 shares of common stock at an exercise price of $0.90 per share. This warrant remains outstanding at December 31, 2006.

9. Inventory

Inventories consisted of the following as of December 31, 2006 and 2005:

	2006	2005
Finished goods – calcitonin and PTH, net of allowances of $801,000 and $1,782,000, respectively	$3,531,147	$2,556,996
Raw materials	1,751,853	1,624,214

Total	$5,283,000	$4,181,210

Our reserves for 2006 finished goods and work in process production were $801,000 at December 31, 2006, a decrease of $980,000 from December 31, 2005. An aggregate of $1,276,000 of reserved calcitonin inventory at December 31, 2005 was used during 2006, primarily for various testing purposes. This was offset by an aggregate reserve of $296,000 for 2006 production, which represented excess peptide production and was added to inventory reserve. The 2006 reserve negatively impacted both inventory on our balance sheet and our statement of operations. The determination of salability of inventory can, at times, be subjective. Management determined that a portion of the calcitonin inventory produced in 2005 did not meet all technical or yield specifications and therefore was not suitable to produce Fortical. This uncertainty contributed to management’s decision to fully reserve a portion of 2005 production.

10.	Accrued expenses-other

Accrued expenses - other consisted of the following at December 31, 2006 and 2005:

	2006		2005
Former China joint venture	$	___	$15,000
Vacation, payroll taxes and other payroll-related expenses		733,535	897,298
Consultants		730,229	713,124
Professional fees and other		342,943	386,265

Total		$1,806,707	$2,011,687

11. Obligations Under Capital Leases

We entered into various lease arrangements which qualify as capital leases. The future years’ minimum lease payments under the capital leases, together with the present value of the net minimum lease payments, as of December 31, 2006 were as follows:

2007	$84,500
2008	46,629
2009	2,298

Total minimum lease payments	133,427
Less amount representing interest	(21,767)

Present value of net minimum lease payments	111,660
Less current portion	(70,780)

Obligations under capital leases, excluding current portion	$40,880

The interest rates on these leases vary from 9% to 13%.

Following is a summary of property held under capital leases:

	2006	2005
Lab equipment	$435,787	$435,787
Manufacturing equipment	575,433	575,433
Office equipment	82,204	82,204

	1,093,424	1,093,424
Less: accumulated depreciation	(957,310)	(861,133)

	$136,114	$232,291

12. Obligations Under Operating Leases

We were obligated under a net-lease for our manufacturing facility located in Boonton, New Jersey that expires in 2014. We have a 10-year renewal option as well as an option to purchase the facility. In addition, we lease office equipment under an operating lease expiring in 2008. Total future minimum rentals under these noncancelable operating leases are as follows:

2007	$204,000
2008	202,000
2009	201,000
2010	201,000
2011	201,000
2012 and thereafter	420,000

$1,429,000

Total rent expense was approximately $210,000, $217,000 and $254,000 for 2006, 2005, and 2004, respectively.

13. Warrants

As of December 31, 2006, there were warrants outstanding, primarily to Fusion and Magnetar, all but 20,000 of which are currently exercisable, to purchase an aggregate of 2,371,571 shares of Common Stock at exercise prices ranging from $.90 to $4.25 per share. The following summarizes warrant activity for the past three years:

	Warrants	Warrants Exercisable At End of Year	Weighted Average Exercise Price
Outstanding January 1, 2004	1,973,002	1,973,002
Granted	—		$—
Cancelled	—		—
Exercised – Fusion (granted in 2001)	(1,000,000)		0.50

Outstanding December 31, 2004	973,002	973,002	$1.20

Granted to Fusion and other	1,081,571		$1.77
Cancelled	(150,000)		2.66
Exercised	(573,002)		0.95

Outstanding December 31, 2005	1,331,571	1,311,571	$1.61

Granted to Magnetar and other	1,040,000		$4.17
Cancelled	—		—
Exercised	—		—

Outstanding December 31, 2006	2,371,571	2,351,571	$2.73

A summary of warrants outstanding (all but 20,000 of which are exercisable) as of December 31, 2006 follows:

	Warrants Outstanding
Exercise Price	Number Outstanding	Weighted Ave. Remaining Life (years)	Weighted Ave. Exercise Price
$0.90	250,000	1.8	$.90
$1.77	1,061,571	3.3	1.77
$2.00 – 2.20	60,000	6.7	2.13
$4.25	1,000,000	4.2	4.25

	2,371,571		$2.73

14. Rights Plan

In December 2002, pursuant to a rights agreement, we distributed common stock purchase rights to stockholders of record as a dividend at the rate of one right for each share of common stock. Each right entitles the holder to purchase from us one ten-thousandth of a share of common stock at an exercise price of $4.00. Initially the rights are attached to the common stock and are not exercisable. There is one right outstanding for every share of common stock outstanding.

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

During 1994, our stockholders approved the adoption of the 1994 Employee Stock Option Plan (the “1994 Plan”). All of our employees were eligible to participate in the 1994 Plan, including executive officers and directors who are our employees. The 1994 Plan terminated on June 6, 2000; however, 468,100 options previously granted continue to be outstanding, all of which are currently exercisable under that plan as of December 31, 2006. There are no additional shares reserved for issuance under this plan.

At our 1999 Annual Meeting, the stockholders approved the adoption of a 1999 Directors Stock Option Plan (the “1999 Plan”) under which each person elected to the Board after June 23, 1999 who is not an employee would receive, on the date of his initial election, an option to purchase 21,000 shares of common stock. In addition, on May 1st of each year, each non-employee director would receive an option to purchase 10,000 shares of common stock if he or she has served as a non-employee director for at least six months prior to the May 1st grant. Each option granted under the 1999 Plan had a ten-year term and the exercise price of each option was equal to the market price of Unigene’s common stock on the date of the grant. A total of 350,000 shares of Common Stock were reserved for issuance under the 1999 Plan. This plan was replaced by the 2006 Stock Based Incentive Compensation Plan (the “2006 Plan”).

In November 1999, the Board of Directors approved the adoption of a new Stock Option Plan (the “2000 Plan”) to replace the 1994 Plan. All employees (including directors who are employees), as well as certain consultants, were eligible to receive option grants under the 2000 Plan. Options granted under the 2000 Plan have a ten-year term and an exercise price equal to the market price of the Common Stock on the date of the grant. A total of 4,000,000 shares of Common Stock were reserved for issuance under the 2000 Plan. This plan was replaced by the 2006 Plan.

At our June 2006 Annual Meeting, the stockholders approved the adoption of the 2006 Plan. All employees and directors, as well as certain consultants, are eligible to receive grants under the 2006 Plan. Allowable grants under the 2006 Plan include stock options, phantom stock, stock appreciation rights, restricted stock and deferred stock. Options granted under the 2006 Plan have a ten-year term and an exercise price equal to the market price of the common stock on the date of the grant. The 2006 Plan replaces our older stock option plans and, initially, had 3,426,000 shares authorized for issuance. At December 31, 2006, we have approximately 3,149,000 shares authorized for future stock option grants under the 2006 Plan.

Prior to 2006, we accounted for stock options issued to employees and directors in accordance with the provisions of APB 25 and related interpretations. As such, compensation expense was recorded on fixed stock option grants for employees and directors only if the current market price of the underlying stock exceeded the exercise price of the option at the date of grant and it was recognized on a straight-line basis over the vesting period; compensation expense on variable stock option grants was estimated until the measurement date. As permitted by SFAS 123 and SFAS No. 148, we provided pro forma net loss and pro forma loss per share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We accounted for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under SFAS 123 (R) effective with our first quarter of 2006, we did and will continue to recognize compensation cost for all awards granted after the effective date using the fair value method.

During 2006, we recognized an aggregate of $641,000 in non-cash compensation costs to employees and directors. Due to our losses, there is no income tax benefit or cash flow effect. For stock subject to graded vesting, we allocate compensation costs over the vesting periods utilizing the straight-line method. As of December 31, 2006, there was approximately $1,004,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of approximately one year. We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. The Company has no present intention of declaring any dividends. For the year ended December 31, 2006, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We based expected volatility on historical volatility. We estimated the expected term and forfeiture rate of stock options using historical experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	2006	2005	2004
Expected volatility	83%	97%	115%
Expected dividends	0	0	0
Expected term (in years)	5.3	5.0	5.0
Risk-free rate	4.7%	4.0%	3.6%
Forfeiture rate	20%	20%	20%

The weighted-average grant-date fair value of options granted during 2006, 2005 and 2004 was $2.28, $1.86 and $1.14, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during 2006, 2005 and 2004 was $1,404,000, $2,084,000 and $510,000, respectively. The aggregate intrinsic value for all fully vested shares at December 31, 2006 was $4,563,000.

Cash received from option exercises under all share-based payment arrangements for 2006, 2005 and 2004 was $556,000, $1,441,000 and $201,000, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for 2006, 2005 and 2004.

Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS 123(R), our pro forma net loss and pro forma net loss per share would have been as follows for 2005 and 2004:

	2005	2004
Net loss:
As reported	$(495,593)	$(5,940,829)
Add: Total employee and director stock-based compensation recognized	—	—
Deduct: Total stock-based employee and director compensation expense determined under fair-value-based method for all awards	(411,000)	(174,000)

Pro forma	$(906,593)	$(6,114,829)

Basic and diluted net loss per share:
As reported	$(.01)	$(0.08)

Pro forma	$(.01)	$(0.08)

The following summarizes activity for options granted to directors, employees and consultants:

	Options	Weighted Average Exercise Price	Options Exercisable At End of Year	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Outstanding January 1, 2004	4,492,390	$0.94	3,620,490
Granted	199,000	$1.13			$1.14

Cancelled	(61,375)	0.79
Exercised	(419,700)	0.48
Expired	(500)	3.00

Outstanding December 31, 2004	4,209,815	$0.99	3,554,762	$1.10

Granted	616,865	$2.07			$1.86

Cancelled	(58,500)	.63
Exercised	(937,000)	1.54
Expired	(183,865)	1.63

Outstanding December 31, 2005	3,647,315	$1.01	2,874,262	$0.90

Granted	678,000	$3.19			$2.27

Cancelled	(9,400)	2.61
Exercised	(529,500)	1.09
Expired	(3,000)	2.19

Outstanding December 31, 2006	3,783,415	$1.38	3,003,642	$1.07

A summary of options outstanding and exercisable as of December 31, 2006, follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Ave. Remaining Life (years)	Weighted Ave. Exercise Price	Number Exercisable	Weighted Ave. Exercise Price
$ 0.28-0.49	1,565,550	5.2	$.41	1,565,550	$.41
$ 0.50-0.99	525,000	3.8	.69	472,250.67
$ 1.00-1.99	634,365	5.0	1.82	522,827	1.85
$ 2.00-2.99	648,500	8.5	2.29	278,010	2.35
$ 3.00-4.36	410,000	9.3	3.88	165,005	3.98

	3,783,415			3,003,642

16. Gain on the Extinguishment of Debt and Related Interest

Gain on the extinguishment of debt and related interest in 2004 resulted from our December 2003 settlement agreement with Covington and Burling. Under the agreement, any payments that we made to Covington and Burling before December 31, 2004 reduced our total obligation of approximately $1,097,000, consisting of principal and interest, by a multiple of the amount of the payment. During 2004, we made payments to Covington and Burling in the aggregate amount of approximately $811,000. These payments had average multiples of approximately 1.35 and reduced in full our debt to Covington and Burling. We therefore recognized a gain on extinguishment of debt in the amount of approximately $286,000 for the year ended December 31, 2004. There were no gains on the extinguishment of debt in 2005 and 2006.

17. Income Taxes

As of December 31, 2006, we had available for federal income tax reporting purposes net operating loss carry forwards in the approximate amount of $95,000,000, expiring from 2007 through 2026, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. Approximately $3,200,000 of these net operating losses are related to gains on exercises of employee stock options. The tax benefit related to these stock options would be credited to additional paid-in capital when realized. In addition, as of December 31, 2006, we had federal research and development credits in the approximate amount of $3,600,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2007 through 2025.

We have New Jersey operating loss carry forwards in the approximate amount of $39,000,000, expiring from 2007 through 2013, which are available to reduce future earnings, which would otherwise be subject to state income tax. As of December 31, 2006, approximately $22,000,000 of these New Jersey loss carry forwards had been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We sold tax benefits and realized a total of $531,000 in 2006, $440,000 in 2005 and $502,000 in 2004. In addition, as of December 31, 2006, we had New Jersey research and development credits in the approximate amount of $1,000,000, which are available to reduce the amount of future New Jersey income taxes. These credits expire from 2008 through 2016.

Income tax benefits recorded are summarized as follows:

	Year ended December 31,
	2006	2005	2004
Proceeds from sale of New Jersey tax benefits	$531,000	$440,000	$502,000
State tax expense	(2,000)	(20,000)	(16,000)

Total income tax benefit	$529,000	$420,000	$486,000

The reconciliation for the benefit from income taxes and the amount computed by applying the federal statutory income tax rate (34%) is summarized as follows:
Tax benefit at expected rate	$4,227,000	$168,000	$2,185,000
(Increase) decrease in valuation allowance for deferred tax assets and other	(3,344,000)	398,000	(1,650,000)
Changes in prior years’ net operating losses	(1,046,000)	(889,000)	(625,600)
Permanent tax differences	49,000	458,320	130,560
State taxes	671,000	69,500	60,725
Net change in tax credits	(349,000)	(54,000)	140,000
Net proceeds from sale of New Jersey tax benefits	319,000	264,000	301,000
Other items	2,000	5,180	(55,685)

Recorded income tax benefit	$529,000	$420,000	$486,000

Deferred tax assets are summarized as follows:

	December 31,
	2006		2005
Federal net operating loss carry forwards		$32,250,000		$29,051,000
State net operating loss carry forwards		2,337,000		1,588,000
Tax credits carry forward		4,608,000		4,957,000
Deferred revenue basis differences		3,568,000		3,868,000
Fixed asset basis differences		2,298,000		2,518,000
Stock options		248,000		—
Other		19,000		—

		45,328,000		41,982,000
Valuation allowance		(45,328,000)		(41,982,000)

Net deferred tax assets	$	— 0 —	$	— 0 —

18. Employee Benefit Plan

We maintain a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to an annual maximum for each employee set by the Internal Revenue Service. Our discretionary matching contribution expense for 2006, 2005 and 2004 was approximately $114,000, $103,000 and $66,000, respectively.

19. Research, Licensing and other Revenue

Research Agreements

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the licenses agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through December 31, 2006. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through December 31, 2006. For 2006 we recognized $200,000 in licensing revenue. There were no PTH sales to GSK during 2006. Bulk product sales to licensees, prior to product approval, are typically inconsistent and subject to the needs of the licensee. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the licenses agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations. Cash received in advance of shipment is considered a customer deposit. During 2006, 2005 and 2004, and since inception, direct and indirect costs associated with this project were approximately $1,147,000, $204,000, $1,235,000 and $7,605,000, respectively.

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. For 2006, we recognized $393,000 in licensing revenue. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is projected to be used by Novartis in future studies including clinical trials. In 2007, under our 2004 agreement, we earned a $5,500,000 milestone payment from Novartis for the initiation of their oral calcitonin Phase III clinical study. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us. During 2006, 2005 and 2004, and since inception, direct and indirect costs associated with this project were approximately $0, $37,000, $3,903,000 and $3,940,000, respectively.

Research and development costs primarily consist of personnel costs, supplies, outside consultants and indirect costs and are included in research and development expenses.

License Agreement

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. During 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. During 2005, we received the final $4,000,000 milestone payment for the FDA’s approval of Fortical. Fortical was approved by the FDA and launched by USL in August 2005. Revenue for the year ended December 31, 2005 consists of the recognition of $158,000 of licensing revenue from USL in addition to $6,479,000 in sales to USL, the $4,000,000 milestone payment and $2,613,000 in royalties from USL. 2005 sales and royalties primarily represented the initial launch of Fortical into distribution channels following our receipt of FDA approval in August 2005. Revenue for 2006 consists of $2,822,000 in Fortical sales, $2,451,000 in royalties and $158,000 in licensing revenue. From January 2006 through July 2006, because distributors’ inventories were sufficient to meet demand, we did not have any sales of Fortical to USL. Fortical sales to USL resumed in August 2006. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Therefore, our quarterly reporting periods do not include royalty revenue for the last month of that period as such information would not be available and could not be reliably estimated at that time. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the market place and, therefore, are difficult to predict. It is uncertain whether or not we will successfully commercialize Fortical. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

20. Legal Matters

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis is covered by the Fortical Patent. In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product which is the subject of an Apotex pending ANDA. On July 24, 2006, we and USL jointly filed a lawsuit against Apotex in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provides for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. We are seeking a ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical Patent and its ANDA should not be approved before the expiration date of the Fortical Patent. We are also seeking an injunction to prevent Apotex from commercializing its ANDA product before the expiration of the Fortical Patent and the attorneys’ fees and costs which we and USL incur in connection with these proceedings. However, there is the usual litigation risk that we will not be successful in the suit. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

21. Selected Quarterly Financial Data (Unaudited)

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$386,891	$555,987	$1,700,870	$3,415,184
Operating loss	(2,856,092)	(2,744,420)	(2,195,649)	(3,183,998)
Net loss	(3,242,672)	(3,001,781)	(2,514,834)	(3,024,849)
Net loss per share basic and diluted	$(0.04)	$(0.03)	$(0.03)	$(0.03)

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$588,204	$215,139	$11,872,608	$1,599,599
Operating income (loss)	(2,902,465)	(2,112,218)	8,310,222	(2,701,131)
Net income (loss)	(3,254,236)	(2,485,817)	7,897,455	(2,652,995)
Net income (loss) per share, basic	$(0.04)	$(0.03)	$0.10	$(0.03)
Net income (loss) per share, diluted	$(0.04)	$(0.03)	$0.09	$(0.03)

22. Commitments and Contingencies

In December 2005, our Board of Directors approved the adoption of a deferred compensation plan for Dr. Ronald Levy, Executive Vice President and Director of the Company, and Dr. Warren Levy, President, Chief Executive Officer and Director of the Company. Previously, Drs. Levy were the beneficiaries of split-dollar life insurance policies owned by the Company with a face value of $1,000,000 each that were originally purchased in 1988. These policies were terminated without any consideration paid to them in 2005 due to changes in the tax law as well as Sarbanes-Oxley regulations, and we received the entire cash proceeds. In recognition of the services of Drs. Levy and the cancellation of the split-dollar life insurance policies, the Board recommended the adoption of a deferred compensation plan. The major features of the plan are as follows: The Company agrees to credit a book account with $25,000 per year on January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for each participant; the credits to the accounts would be 100% vested; upon the death of a participant, any remaining contributions would be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions shall be made to each participant’s account. As of December 31, 2006, one of these accounts had been funded in the amount of $28,000 ($25,000 plus $3,000 in interest and gains) and is included on the Balance Sheet in other assets. In 2007, both accounts have been fully funded through 2007. The related contracts were finalized and executed in February 2006. Therefore, we recognized this liability in the first quarter of 2006 in the amount of $304,000 which represented the net present value of the future payments. As of December 31, 2006, this liability was approximately $331,000.

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

23. Subsequent Events

In January 2007, we signed a supply agreement with Novartis. The agreement specifies that we will receive a $2.5 million payment to supply Novartis with specified quantities of a bulk peptide necessary to support Novartis’ development program for a novel osteoporosis treatment. Over the next several months, we will use our patented manufacturing technology to develop an FDA-compliant process for the peptide and Novartis will have the opportunity to purchase additional quantities as necessary. Some of this material may be used in clinical studies. In 2004, Novartis exclusively licensed our technology to manufacture another peptide, calcitonin, and it now runs the scaled-up process at its manufacturing facility in Kundl, Austria.

The initiation of a Phase III clinical study for osteoporosis in February 2007 by Nordic Bioscience, the development partner of Novartis, with oral calcitonin has triggered a $5.5 million milestone to be paid to us by Novartis. Salmon calcitonin, the active pharmaceutical ingredient in Novartis’ oral product, was produced using our patented manufacturing process, which was licensed to Novartis in 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Furthermore, our principal executive officer and our principal financial officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period ended December 31, 2006.

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

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Unigene’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Unigene’s independent registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting. Our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Unigene Laboratories, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Unigene Laboratories, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Unigene Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Unigene Laboratories, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Unigene Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Unigene Laboratories, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Edison, New Jersey
March 15, 2007

Item 9B.	Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is included in the sections entitled “Information Regarding Directors, Nominees and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 15, 2007 and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by this item is included in the sections entitled “Compensation Committee Interlocks and Insider Participation” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 15, 2007 and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included in the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 15, 2007 and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 15, 2007 and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is included in the section entitled “Proposal 2: Ratification of the Appointment of Independent Auditors” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 15, 2007 and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements.

The Financial Statements and Supplementary Data are listed under Item 8 of this Report on Form 10-K.

(b) Exhibits.

See Index to Exhibits which appears on Pages 55-57.

(c) Financial Statement Schedules.

None.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Unigene Laboratories, Inc., dated October 31, 1980, as filed with the Secretary of State in the State of Delaware on November 3, 1980, and all amendments thereto (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10Q (for the quarter ended September 30, 2006).

3.2	Amended By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.1	Rights Agreement between Unigene Laboratories, Inc. and Registrar and Transfer Company, dated December 20, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated December 23, 2002).

4.2	Specimen Certificate for Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

10.1	Lease agreement between the Registrant and Fulton Street Associates, dated May 20, 1993 (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16005)).

10.2	1994 Employee Stock Option Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement dated April 28, 1994, which is set forth as Appendix A to Exhibit 28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16005)).

10.3	Directors Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-16005)).**

10.4	Mortgage and Security Agreement between the Registrant and Jean Levy dated February 10, 1995 (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.5	Loan and Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy dated March 2, 1995 (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.6	Employment Agreement between the Registrant and Warren P. Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.7	Employment Agreement between the Registrant and Ronald S. Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.8	Employment Agreement between the Registrant and Jay Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.12	Amendment to Loan Agreement and Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated March 20, 1995 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.14	Amendment to Loan and Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated June 29, 1995 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.15	Promissory Note between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated June 29, 1995 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.21	Form of Promissory Note between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.22	Form of Promissory Note between the Registrant and Warren Levy and Ronald Levy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.23	Amendment to Loan Agreement and Security Agreement between the Registrant and Jay Levy, Warren Levy and Ronald Levy, dated June 25, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.24	Amended and Restated Secured Note between the Registrant and Jay Levy, dated July 13, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.25	Amended and Restated Security Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated
July 13, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.26	Subordination Agreement between the Registrant and Jay Levy, Warren P. Levy and Ronald S. Levy, dated July 13, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.27	Mortgage and Security Agreement, dated July 13, 1999, between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.29	$200,000 Secured Note between the Registrant and Jay Levy dated August 5, 1999 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.30	Modification of Mortgage and Security Agreement between the Registrant and Jay Levy dated August 5, 1999 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.31	Amendment to Security Agreement and Subordination Agreement between the Registrant and Jay Levy, Warren Levy and Ronald Levy, dated August 5, 1999 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.32	Joint Venture Contract between Shijiazhuang Pharmaceutical Group Company, Ltd., and Unigene Laboratories, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)*

10.33	Articles of Association of Shijiazhuang-Unigene Pharmaceutical Corporation Limited, dated June 15, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)*

10.34	2000 Stock Option Plan (incorporated by reference to Attachment A to the Registrant’s Schedule 14A, dated April 28, 2000, containing the Registrant’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (File No. 0-16005)). **

10.35	Common Stock Purchase Agreement, dated May 9, 2001, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement No. 333-60642 on Form S-1, filed May 10, 2001).

10.37	Warrant, dated March 30, 2001, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement No. 333-60642 on Form S-1, filed May 10, 2001).

10.38	Patent Security Agreement, dated March 13, 2001, between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.38 of Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.39	First Amendment to Patent Security Agreement, dated May 29, 2001, between the Registrant and Jay Levy (incorporated by reference to Exhibit 10.39 of Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.42	License agreement between Unigene Laboratories, Inc. and SmithKline Beecham Corporation, dated April 13, 2002 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, dated April 26, 2002). *

10.43	License and development agreement between Upsher-Smith Laboratories, Inc. and Unigene Laboratories, Inc., dated November 26, 2002 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on form 8-K, dated January 9, 2003). *

10.45	Director Stock Option Agreement between Allen Bloom and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).**

10.46	Director Stock Option Agreement between J. Thomas August and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).**

10.48	Second Amendment to Lease between Fulton Street Associates and Unigene Laboratories, Inc., dated as of May 15, 2003 (incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 1 to Registrant’s Registration Statement No. 333-75960, filed August 1, 2003).

10.49	Common Stock Purchase Agreement, dated October 9, 2003, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.49 to Registrant’s Registration Statement No. 333-109655, filed October 10, 2003).

10.51	Amendment No. 1 to Common Stock Purchase Agreement, dated October 9, 2003, between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.51 to Amendment No. 1 to Registrant’s Registration Statement No. 333-109655, filed November 7, 2003).

10.52	Settlement Agreement dated December 18, 2003 between Covington and Burling and Unigene Laboratories, Inc. (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.53	License Agreement, dated April 7, 2004, between Unigene Laboratories, Inc. and Novartis Pharma AG (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).*

10.54	Form of Stock Option Agreement under 2000 Stock Option Plan (incorporated by reference to Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).**

10.55	Common Stock Purchase Agreement, dated April 7, 2005, between Unigene and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, dated April 13, 2005).

10.56	Registration Rights Agreement, dated April 7, 2005, between Unigene and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, dated April 13, 2005).

10.57	Summary of Deferred Compensation Plan between the Registrant and Dr. Warren P. Levy and Dr. Ronald S. Levy, dated December 14, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, dated December 14, 2005).**

23.1	Consent of Grant Thornton LLP.

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.

March 16, 2007	/s/ Warren P. Levy
Warren P. Levy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2007	/s/ Warren P. Levy
Warren P. Levy, President, Chief Executive Officer and Director (Principal Executive Officer)

March 16, 2007	/s/ Jay Levy
Jay Levy, Treasurer and Director

March 16, 2007	/s/ Ronald S. Levy
Ronald S. Levy, Secretary, Executive Vice President and Director

March 16, 2007	/s/ William Steinhauer
William Steinhauer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

March 16, 2007	/s/ J. Thomas August
J. Thomas August, Director

March 16, 2007	/s/ Allen Bloom
Allen Bloom, Director

March 16, 2007	/s/ Robert F. Hendrickson
Robert F. Hendrickson, Director

March 16, 2007	/s/ Marvin L. Miller
Marvin L. Miller, Director

March 16, 2007	/s/ Bruce S. Morra
Bruce S. Morra, Director

March 16, 2007	/s/ Peter Slusser
Peter Slusser, Director