Form 10-Q
period 2007-03-31
UNIGENE LABORATORIES INC
filed 2007-05-10
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Common Stock, $.01 Par Value— 87,734,515 shares as of May 2, 2007

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIGENE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,645,627	$3,357,351
Accounts receivable	7,345,442	1,240,114
Inventory	4,554,028	5,283,000
Prepaid expenses and other current assets	281,303	303,444

Total current assets	16,826,400	10,183,909

Property, plant and equipment, net	2,403,297	2,364,141
Investment in joint venture	30,656	30,545
Patents and other intangibles, net	1,483,009	1,438,848
Other assets	111,389	33,879

Total assets	$20,854,751	$14,051,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$928,954	$884,958
Accrued expenses - other	1,877,721	1,806,707
Current portion - deferred licensing fees	2,162,756	762,752
Notes payable - stockholders	8,095,000	8,105,000
Accrued interest - stockholders	8,467,004	8,081,180
Current portion - capital lease obligations	65,108	70,780

Total current liabilities	21,596,543	19,711,377

Deferred licensing fees, excluding current portion	12,925,402	8,156,262
Capital lease obligations, excluding current portion	28,202	40,880
Deferred compensation	340,016	330,643

Total liabilities	34,890,163	28,239,162

Commitments and contingencies

Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 135,000,000 shares, issued and outstanding:
87,734,515 shares in 2007 and
87,731,015 shares in 2006	877,345	877,310
Additional paid-in capital	105,136,739	104,740,178
Accumulated deficit	(120,049,496)	(119,805,328)

Total stockholders’ deficit	(14,035,412)	(14,187,840)

	$ 20,854,751	$14,051,322

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenue:
Product sales	$4,023,732	$—
Royalties	1,845,442	197,702
Licensing revenue	230,856	189,189
Development fees and other	228,242	—

	6,328,272	386,891

Operating expenses:
Research, development and facility expenses	2,124,135	1,581,106
Cost of goods sold	2,019,651	—
General and administrative	2,060,235	1,661,877

	6,204,021	3,242,983

Operating income (loss)	124,251	(2,856,092)

Other income (expense):
Interest income	31,723	27,024
Interest expense-principally to stockholders	(400,142)	(413,604)

Loss before income taxes	(244,168)	(3,242,672)

Income tax expense	—	—

Net loss	$(244,168)	$(3,242,672)

Loss per share – basic and diluted:
Net loss per share	$(0.00)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	87,731,376	84,084,903

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2007

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number of Shares	Par Value
Balance, January 1, 2007	87,731,015	$877,310	$104,740,178	$(119,805,328)	$(14,187,840)

Exercise of stock options	3,500	35	3,235	—	3,270

Recognition of stock option compensation expense – employees and directors	—	—	310,843	—	310,843

Recognition of stock option compensation expense - consultants	—	—	82,483	—	82,483

Net loss	—	—	—	(244,168)	(244,168)

Balance, March 31, 2007	87,734,515	$877,345	$105,136,739	$(120,049,496)	$(14,035,412)

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(244,168)	$(3,242,672)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(189,189)	(189,189)
Non-cash stock option compensation	393,326	164,737
Depreciation, amortization and impairment of long-lived assets	150,330	132,288
Increase in accrued interest-stockholders	385,824	400,804
Inventory reserve provision	6,599	—
Increase in deferred compensation	9,373	303,692

Changes in operating assets and liabilities:
Increase in other assets	(56,835)	(100,845)
(Increase) decrease in accounts receivable	(6,105,328)	460,866
(Increase) decrease in inventory	722,373	(1,217,267)
Increase (decrease) in accounts payable and accrued expenses	115,011	(511,037)
Increase in deferred revenue	6,358,333	—

Net cash provided by (used in) operating activities	$1,545,649	$(3,798,623)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment and furniture	(163,040)	(126,941)
Increase in patents and other intangibles	(70,607)	(53,074)
Decrease in other assets	1,354	—
Construction of leasehold and building improvements	—	(29,453)

Net cash used in investing activities	(232,293)	(209,468)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of stockholder notes	(10,000)	(2,000,000)
Proceeds from sale of stock, net	—	12,913,483
Repayment of capital lease obligations	(18,350)	(19,660)
Proceeds from exercise of stock options	3,270	174,898

Net cash provided by (used in) financing activities	(25,080)	11,068,721

Net increase in cash and cash equivalents	1,288,276	7,060,630
Cash and cash equivalents at beginning of period	3,357,351	4,146,486

Cash and cash equivalents at end of period	$4,645,627	$11,207,116

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments:
Cash paid for interest	$7,400	$5,300
Cash paid for income taxes	—	—

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE A - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2006.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) Issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact that the adoption of SFAS 159 will have on the Company’s financial statements.

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 requires an issuer of financial instruments, such as debt, convertible debt, equity shares or warrants, to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with Statement 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss. That accounting applies regardless of whether the registration payment arrangement is a provision in a financial instrument or a separate agreement. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified after December 21, 2006. The FSP is effective for fiscal years beginning after December 15, 2006, for registration payment arrangements and financial instruments subject to those arrangements that are entered into prior to December 21, 2006. The Company adopted FSP EITF 00-19-2 effective January 1, 2007 and the adoption did not have a significant effect on its financial statements. However, it could have a significant impact on future financial statements depending on the terms of future arrangements.

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice.

The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FAS 157 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that the adoption of FAS 157 will have on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material impact on our financial condition or results of operations.

NOTE B – LIQUIDITY

At March 31, 2007, we had cash and cash equivalents of $4,646,000, an increase of $1,288,000 from December 31, 2006. The increase was primarily a result of Fortical® sales and royalties received under our agreement with Upsher-Smith Laboratories, Inc., or USL, (See Note D), as well as a $2,500,000 upfront payment from Novartis related to a supply agreement signed in January 2007 (See Note E). In April 2007, we received an additional $5,500,000 from Novartis for a milestone achieved in February 2007 (See Note E).

Our primary source of cash has historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans and (5) the sale of our common stock. Since August 2005, we have also generated cash from sales and royalties on Fortical. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestones are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to determine. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and acceptance in the marketplace and could be impacted by any manufacturing, distribution or regulatory issues.

We believe that in the short-term we will generate cash to apply toward funding our operations primarily through sales of Fortical to our U.S. licensee, USL, royalties on USL’s sales of Fortical and the achievement of milestones in our existing license agreements and, in the long-term, on sales and royalties from the sale of Fortical and other licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin, as well as for other peptides, for our peptide manufacturing technology and for our site-directed bone growth technology. However, we may not be successful in achieving milestones in our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

In April 2002, we signed a licensing agreement with GlaxoSmithKline, or GSK, for a value before royalties, bulk product sales and reimbursement for development expenses of up to $150,000,000 to develop an oral formulation of an analog of parathyroid hormone, or PTH, currently in clinical development for the treatment of osteoporosis. PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product (see Note C).

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During the first quarter of 2007, Fortical sales were $2,616,000 and Fortical royalties were $1,845,000. We expect Fortical sales and royalties to continue in 2007 and future years, but we cannot predict the levels of activity (see Note D).

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us. In the first quarter of 2007, under this agreement, we earned a $5,500,000 milestone payment from Novartis, which was received in April 2007, for the initiation of their oral calcitonin Phase III clinical study for osteoporosis. (See Note E.)

In January 2007, we signed a supply agreement with Novartis. Under this agreement, in March 2007, we received a $2.5 million payment to supply Novartis with specified quantities of bulk peptide necessary to support Novartis’ development program for a novel osteoporosis treatment. (See Note E.)

We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of various peptide products for the treatment of osteoporosis, including nasal and oral calcitonin and oral PTH. We are also developing potential products in the area of site-directed bone growth, or SDBG. In general, we seek to develop the basic product and then license the product to an established pharmaceutical company to complete the development, clinical trials and regulatory process. As a result, we will not control the nature, timing or cost of bringing our products to market. Each of these products is in various stages of completion.

•

For nasal calcitonin, a license agreement was signed in November 2002 with USL. Fortical was approved by the U.S. Food and Drug Administration, or FDA, and launched by USL in August 2005, generating sales and royalties.

•

For oral calcitonin, we are seeking a licensee to participate in the product’s development. The costs of future clinical trials may be borne by a future licensee depending upon our future financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, any product launch will take at least several years. We will incur certain additional development costs.

•

For oral PTH, a Phase I human trial, which commenced in June 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable oral PTH product. We signed a license agreement for this product with GSK in April 2002. We will incur certain additional development costs.

•

Under the terms of the joint venture agreement in China with Shijiazhuang Pharmaceutical Group, or SPG, we are obligated to contribute up to $405,000 in cash after approval of its New Drug Application or NDA (which was filed in China in September 2003) and up to an additional $495,000 in cash within two years thereafter. These amounts may be reduced or offset by our share of the entity’s profits, if any. The timing of the approval of our NDA in China is uncertain.

•

For our SDBG program, we have conducted various preclinical studies. This program is in a very early stage of development and therefore it is too early to speculate on the probability or timing of a license agreement for this technology or on a possible commercial product.

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

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain of these loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $231,000 for the three months ended March 31, 2007. Total interest expense on all Levy loans was approximately $390,000 for the three months ended March 31, 2007. As of March 31, 2007, total accrued interest on all Levy loans was approximately $8,467,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $8,095,000. We repaid $10,000 and $2,000,000 in principal on certain of these loans in 2007 and 2006, respectively. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

If USL is unable to successfully market Fortical, or if we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement in the near term, we would need to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and abroad. However, it is uncertain whether or not any of our products other than Fortical will be approved, or if any of our products will be commercially successful.

We have incurred annual operating losses since our inception and, as a result, at March 31, 2007, had an accumulated deficit of approximately $120,000,000 and a working capital deficiency of approximately $5,000,000. Our 2007 cash requirements to operate our research and peptide manufacturing facilities and develop our products should increase due to anticipated spending on internal research projects, including oral calcitonin and oral PTH, as well as patent infringement litigation costs. We need additional cash from sales, milestones or upfront payments or from financings in order to meet our obligations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C- GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through March 31, 2007. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through March 31, 2007. For the first three months of 2007, we recognized $50,000 in licensing revenue. There were no PTH sales to GSK during 2007. Bulk product sales to licensees, prior to product approval, are typically inconsistent and subject to the needs of the licensee. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. During 2003, we received a $3,000,000 milestone payment from USL for the

FDA’s acceptance for review of our nasal calcitonin NDA. During 2005, we received the final $4,000,000 milestone payment for the FDA’s approval of Fortical. Fortical was approved by the FDA and launched by USL in August 2005. Revenue for the first three months of 2007, consisted of $2,616,000 in Fortical sales, $1,845,000 in royalties and $39,000 in licensing revenue. From August 2005 through March 2007, we have recognized an aggregate of $11,916,000 in Fortical sales and $6,909,000 in Fortical royalties. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Therefore, our previous quarterly reporting periods did not include royalty revenue for the last month of that period as such information was not available and could not be reliably estimated at that time. Beginning in the first quarter of 2007, USL is providing royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only this quarter) includes royalty revenue for 4 months, from December 2006 through March 2007. Future quarters will report three months of royalty revenue, corresponding to our calendar quarters. The effect of the inclusion of the 4th month of revenue in the quarter ended March 31, 2007 is an additional $536,000 of revenue. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

NOTE E – NOVARTIS AGREEMENTS

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

During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is projected to be used by Novartis in future studies including clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. In the first three months of 2007, under our 2004 agreement, we earned a $5,500,000 milestone payment from Novartis, which was received in April 2007, for the initiation of their oral calcitonin Phase III clinical study. This milestone will be recognized over the estimated remaining 11-year performance period of the license agreement, beginning March 2007. For the first three months of 2007, we recognized an aggregate of $140,000 in licensing revenue. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

In January 2007, we signed a supply agreement with Novartis. In March 2007, we received a $2,500,000 payment from Novartis to supply them with specified quantities of a bulk peptide necessary to support Novartis’ development program for a novel osteoporosis treatment and to provide certain product development services. Unigene is using its patented manufacturing technology to develop an FDA-compliant process for the peptide and Novartis will have the opportunity to purchase additional quantities as necessary. Some of this material may be used in clinical studies. In the first quarter of 2007, based upon production and development expenditures incurred through March 31, 2007, we recognized $1,600,000 in revenue from this agreement consisting of $1,408,000 in product sales revenue and $192,000 in development services revenue. The $1,600,000 in first quarter revenue was allocated between sales revenue and development services revenue based upon the proportion of costs incurred for the two revenue categories. The balance of the $2,500,000 payment is expected to be recognized as revenue in the second quarter of 2007.

NOTE F – NOTES PAYABLE – STOCKHOLDERS

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member (collectively, the “Levys”), from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $231,000 and $218,000, respectively, for the three months ended March 31, 2007 and 2006, and total interest expense on all Levy loans was approximately $390,000 and $401,000, respectively, for the three months ended March 31, 2007 and 2006. As of March 31, 2007, total accrued interest on all Levy loans was approximately $8,467,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $8,095,000. In the first quarter of 2007 and 2006, we repaid an aggregate of $10,000 and $2,000,000, respectively, in principal on certain of these loans. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

Outstanding stockholder loans consist of the following at March 31, 2007 and December 31, 2006 (in thousands):

	2007	2006
Jay Levy term loans (1)	$1,870	$1,870
Jay Levy demand loans (2)	525	525
Levy Partnership loans (3)	5,700	5,700
Warren Levy demand loans (4)	—	5
Ronald Levy demand loans (5)	—	5

	8,095	8,105
Accrued interest	8,467	8,081

Total loans and interest due to stockholders	$16,562	$16,186

(1)	Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes that matured January 2002 and bear interest at the fixed rate of 11% per year. These loans were originally at 6% per year. These loans are secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments have been made to date. Accrued interest on these loans at March 31, 2007 was approximately $2,161,000.

(2)	Loans from Jay Levy in the aggregate principal amount of $525,000, which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (14.2% at March 31, 2007). These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans are secured by a security interest in our equipment and real property. Accrued interest on these loans at March 31, 2007 was approximately $4,240,000.
(3)	Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which are evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (8.5% at March 31, 2007) and which are secured by a security interest in certain of our patents. Accrued interest on these loans at March 31, 2007 was approximately $2,066,000. In 2005, Jay Levy transferred these $5,700,000 of demand notes to the Jaynjean Levy Family Limited Partnership in exchange for partnership units. Warren Levy and Ronald Levy are general partners of that partnership.
(4)	Loan from Warren Levy in the amount of $5,000 bore interest at the Merrill Lynch Loan Rate plus .25% (8.5% at December 31, 2006). This loan was secured by a secondary security interest in our equipment and real property. Accrued interest on this loan at December 31, 2006 was approximately $1,900. This loan was repaid in full in January 2007.
(5)	Loan from Ronald Levy in the amount of $5,000 bore interest at the Merrill Lynch Margin Loan Rate plus .25% (8.5% at December 31, 2006). This loan was secured by a secondary security interest in our equipment and real property. Accrued interest on this loan at December 31, 2006 was approximately $1,900. This loan was repaid in full in January 2007.

NOTE G – INVENTORY

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Finished goods – net of allowances of $808,000 and $801,000, respectively	$2,568,567	$3,531,147
Work in process	202,269	—
Raw materials	1,783,192	1,751,853

Total	$4,554,028	$5,283,000

Production inventories, at our Boonton, NJ location, are stated at the lower of cost or market, valued at actual cost which approximates the first-in, first out method (FIFO). Research inventories, at our Fairfield, NJ location, are stated at the lower of cost (using the FIFO method) or market. Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and work in process production were $808,000 at March 31, 2007, an increase of $7,000 from December 31, 2006.

NOTE H – FINANCING

Magnetar

In March 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar Capital Master Fund, Ltd. (“Magnetar”) pursuant to a common stock purchase agreement. The shares are freely tradable. T he five-year warrant is exercisable immediately at an exercise price per share of $4.25 and was outstanding at March 31, 2007. We received gross proceeds of $13,000,000 before expenses of approximately $250,000. Pursuant to the registration rights agreement executed in connection with the private placement, we agreed to file and keep a registration statement effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144(k), (ii) the date 24 months after the closing of the private placement or (iii) the date on which all of the registrable securities covered by such registration statement have been sold. A registration statement was declared effective in September 2006. If, on any day after the date on which the registration statement is declared effective, sales of all the registrable securities cannot be made (other than during a specified grace period), then we shall pay to each holder of registrable securities an amount in cash equal to 2% of the aggregate purchase price on the date sales cannot be made, after the applicable grace period, and 2% of the aggregate purchase price for each 30 day period (pro-rated for periods totaling less than 30 days). We do not believe that this penalty provision will have a material impact on our financial condition.

NOTE I – CHINA JOINT VENTURE

In June 2000, we entered into a joint venture agreement with SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG contributed its existing injectable calcitonin license to the joint venture, which allowed the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. The timing of the approval of our NDA in China is uncertain. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the Chinese NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. Brief local human trials were initiated in 2006. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require the joint venture to obtain local financing. The existing joint venture began operations and sales of its injectable calcitonin product in 2002 under the aforementioned SPG license. Sales by the joint venture have been used to offset its costs. We account for our investment in the joint venture under the equity method. Our investment and our share of the earnings in the existing joint venture have been immaterial to date.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and the issuance of the business license and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits, if any.

NOTE J – STOCK OPTION COMPENSATION

We have shareholder-approved stock option plans for employees and directors under which we have granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a one to four year period and typically expire ten years from the date of grant. Shares for option exercises are issued from authorized and unissued shares. At March 31, 2007, we had reserved approximately 3,198,000 shares for future stock option grants.

We account for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS No. 123 (R) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested. Based upon options issued to consultants, we recognized $82,000 in compensation expense in the first quarter of 2007 and we recognized a compensation benefit of $13,000 in the first quarter of 2006. These amounts are included in research, development and facility expenses.

Under SFAS 123(R), compensation cost for the three months ended March 31, 2007 and 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). For the three months ended March 31, 2007, we recognized share-based compensation cost of $311,000, which consisted of $208,000 in general and administrative expenses and $103,000 in research, development and facility expenses. For the three months ended March 31, 2006, we recognized share-based compensation cost of $178,000, which consisted of $82,000 in general and administrative expenses and $96,000 in research and development expenses. We did not capitalize any share-based compensation cost.

As of March 31, 2007, there was $697,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of less than 1 year.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended March 31,
	2007	2006
Expected volatility	69.3%	89.8%
Expected dividends	—	—
Expected term (in years)	5.3	5.0
Risk-free rate	4.5%	4.6%
Forfeiture rate	20%	20%

We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. The Company has no present intention of declaring any dividends. For the three months ended March 31, 2007 and March 31, 2006, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We based expected volatility on historical volatility. We estimated the expected term of stock options using historical exercise experience.

A summary of option activity as of March 31, 2007 and changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,783,415	$1.38
Granted	3,000	2.53
Exercised	(3,500)	0.93
Forfeited or expired	(52,500)	1.83

Outstanding at March 31, 2007	3,730,415	$1.38	5.7	$3,990,000

Exercisable at March 31, 2007	3,191,002	$1.15	5.2	$3,869,000

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $1.59 and $2.86, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended March 31, 2007 and 2006 was $5,000 and $1,062,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2007 and 2006 was $3,000 and $175,000, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for the three months ended March 31, 2007 and 2006.

NOTE K – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for the three-month periods ended March 31, 2007 and 2006 because inclusion of our stock options and warrants (approximately 6,133,000 and 5,700,000 shares of common stock, if exercised, for the three-month periods ended March 31, 2007 and March 31, 2006, respectively), would be antidilutive.

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

Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. Other intangibles are recorded at cost and are amortized over their estimated useful lives. As of March 31, 2007, nine of our patents had issued in the U.S., seventy-seven had issued in various foreign countries and various other applications were pending.

Details of intangible assets are summarized as follows:

	March 31, 2007			December 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$137,000	$7,000	$144,000	$136,000	$8,000
Patents	1,388,000	896,000	492,000	1,388,000	870,000	518,000
Deferred Patents	969,000	—	969,000	898,000	—	898,000
Deferred Trademarks	15,000	—	15,000	15,000	—	15,000

	$2,516,000	$1,033,000	$1,483,000	$2,445,000	$1,006,000	$1,439,000

NOTE M – DEFERRED COMPENSATION PLAN

In December 2005, our Board of Directors approved the adoption of a deferred compensation plan for Dr. Ronald Levy, Executive Vice President and Director of the Company, and Dr. Warren Levy, President, Chief Executive Officer and Director of the Company. Previously, Drs. Levy were the beneficiaries of split-dollar life insurance policies owned by the Company with a face value of $1,000,000 each that were originally purchased in 1988. These policies were terminated without any consideration paid to them in 2005 due to changes in the tax law as well as Sarbanes-Oxley regulations, and we received the entire cash proceeds. In recognition of the services of Drs. Levy and the cancellation of the split-dollar life insurance policies, the Board recommended the adoption of a deferred compensation plan. The major features of the plan are as follows: The Company agrees to credit a book account with $25,000 per year on January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for each participant; the credits to the accounts would be 100% vested; upon the death of a participant, any remaining contributions would be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions shall be made to each participant’s account. The related contracts were finalized and executed in February 2006. Therefore, we recognized this liability in the first quarter of 2006 in the amount of $304,000 which represented the net present value of the future payments. As of March 31, 2007, this liability was approximately $340,000. As of March 31, 2007, both of these accounts had been funded to date in the aggregate amount of $107,000 ($100,000 plus $7,000 in interest and gains) and these accounts are included on the Balance Sheet in other assets.

The entire value of each account would be distributed as follows: upon attainment of age 75, 25% of balance, upon attainment of age 76, 33.33% of remaining balance, upon attainment of age 77, 50% of remaining balance, and the remainder of the balance upon attainment of age 78; in the event of a participant’s death or disability, 50% of the participant’s account balance would be distributed following his death or disability and the remainder distributed on the first anniversary of his death or disability.

NOTE N – LEGAL PROCEEDINGS

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis, is covered by U.S. Patent No. 6,440,392 (the “Fortical Patent”). In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product which is the subject of an Apotex pending Abbreviated NDA, or ANDA. On July 24, 2006, we and USL jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary, (together “Apotex”) in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provides for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. We are seeking a ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical Patent and its ANDA should not be approved before the expiration date of the Fortical Patent. We are also seeking an injunction to prevent Apotex from commercializing its ANDA product before the expiration of the Fortical Patent and the attorneys’ fees and costs which we and USL incur in connection with these proceedings. However, there is the usual litigation risk that we will not be successful in the suit. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

NOTE O – RIGHTS PLAN

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

NOTE P – SUBSEQUENT EVENT

In May 2007, the Levys agreed to restructure and consolidate the outstanding principal and interest on our notes payable to them. In conjunction with this restructuring, we repaid $1,000,000 to the Levys as a partial principal repayment. We therefore canceled existing demand notes aggregating approximately $15,700,000 of principal and interest, of which approximately $8,900,000 in principal and interest is currently in default, with interest rates ranging from 8.5% to 14.2%. We issued new long-term notes aggregating approximately $15,700,000 in principal, none of which are in default, with a fixed interest rate of 9%. Payments are required to be made over a five-year period, beginning in May 2010, but payments may be made earlier without penalty.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, including the financial statements and notes contained therein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects. Such forward-looking statements include those which express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. These forward-looking statements include statements about the following: our financial condition, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the delay in obtaining or the failure to obtain regulatory approvals for our products and litigation. Factors that could cause or contribute to differences in results and outcomes include, without limitation, those discussed in “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2006, such as uncertain revenue levels, rapidly changing technologies, stock price volatility and other factors discussed in our various filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Introduction

We are a biopharmaceutical company engaged in the research, production and delivery of small proteins, referred to as peptides, for medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream. We have two locations: a laboratory research facility with administrative offices in Fairfield, New Jersey and a pharmaceutical production facility in Boonton, New Jersey. Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. Our revenue for the past three years has primarily been derived from domestic sources. We have licensed worldwide rights to our manufacturing and delivery technologies for oral PTH to GSK. We have also licensed in the U.S. our nasal calcitonin product, which we have trademarked as Fortical, to USL. Fortical was approved by the FDA in August 2005. This is our first product approval in the United States. Both of these products are for the treatment of osteoporosis. We have also licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis. We have an injectable calcitonin product, Forcaltonin® that is approved for sale in the European Union for osteoporosis indications. This product has not generated significant revenue. Our peptide products other than Fortical in the United States will require clinical trials and/or approvals from regulatory agencies and all of our products will require acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive regulatory approval or significant revenue for these products. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do.

We generate revenue through licensing and supply agreements with pharmaceutical companies and by achieving milestones in those agreements. Those agreements, to date, have not been sufficient to generate all of the cash necessary to meet our needs. In addition, there are risks that current agreements will not be successful and that future agreements will not be consummated. We have tried to mitigate these risks by developing additional proprietary technologies and by pursuing additional licensing opportunities but there is no guarantee that these efforts will be successful. We are also seeking to generate additional revenue from sales of Fortical, but there is no guarantee that the product will generate significant revenue.

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

The current need of major pharmaceutical companies to add products to their pipeline is a favorable trend for us and for other small biopharmaceutical companies. But this need is subject to rapid change and it is uncertain whether additional major pharmaceutical companies will have interest in licensing our products or technologies.

Revenue

Revenue is summarized as follows for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Product Sales	$4,023,732	$—
Royalties	1,845,442	197,702
Licensing Revenue	230,856	189,189
Development Fees and Other	228,242	—

	$6,328,272	$386,891

Revenue for the three months ended March 31, 2007 increased $5,941,000, or 1,535%, to $6,328,000 from $387,000 in the comparable period in 2006. This was primarily due to an increase in market share for Fortical resulting in an increase of Fortical sales of $2,616,000 as well as an increase in Fortical royalties of $1,648,000. In addition, in the first quarter of 2006, because distributors’ inventories were sufficient to meet demand, we did not have any sales of Fortical to USL. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Beginning in the first quarter of 2007, USL is providing royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only this quarter) includes royalty revenue for four months, from December 2006 through March 2007. Future quarters will report three months of royalty revenue, corresponding to our calendar quarters. The effect of the inclusion of the fourth month of revenue in the quarter ended March 31, 2007 is an additional $536,000 of royalty revenue.

In addition, we recognized $1,408,000 in product sales and $192,000 in development service fees from the $2,500,000 supply agreement signed with Novartis in January 2007. The $5,500,000 milestone from Novartis, pursuant to our April 2004 licensing agreement, was achieved in February 2007 and received in April 2007. This milestone has been deferred and is being recognized over an 11-year period. Therefore, only $42,000 of this milestone was recognized in the first quarter of 2007.

In the first quarter of 2006, because distributors’ inventories were sufficient to meet demand, we did not have any sales of Fortical to USL. Revenue for the three months ended March 31, 2006 consisted of royalty revenue from USL in addition to licensing revenue.

Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years. Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees and is therefore subject to uncertain timing and not predictive of future revenue. Bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional peptide sales to GSK or Novartis are dependent upon their future needs, which we cannot currently estimate. We expect that sales revenue and royalty revenue could increase in future years if USL is able to continue to increase market share for Fortical. Sales revenue from Fortical in 2007 and future years will depend on Fortical’s acceptance in the marketplace, competition and other factors. It is uncertain whether or not Fortical will generate significant enough revenue for us to achieve profitability.

Costs and Expenses

Research, development and facility expenses primarily consist of personnel costs, supplies, outside testing and consultants primarily related to our development efforts or activities related to our license agreements, as well as depreciation and amortization expense. All of our production and a portion of our research, development and facility costs are associated with our facility in Boonton, New Jersey, where costs are relatively fixed month-to-month. We allocate such costs to the manufacture of production batches for inventory purposes, to cost of goods sold or to research, development and facility activities, based upon the activities undertaken by the personnel in Boonton each period. Research, development and facilities expense increased 34% to $2,124,000 from $1,581,000 for the three months ended March 31, 2007 as compared to the same period in 2006. Cost of materials and supplies increased $409,000, primarily due to the higher calcitonin production for inventory in the first quarter of 2006 which reduced 2006 material expense. In addition, consulting fees increased $138,000, primarily due an increase of $100,000 in non-cash compensation. Expenses for our oral calcitonin development program increased $104,000. Research and development expenses should increase in 2007, as compared to 2006, due to our continuing expenditures to further develop our oral calcitonin and oral PTH products, possibly including clinical trials; sponsorship of clinical trials in China; and support for our site-directed bone growth program.

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance. Cost of goods sold for the first quarter of 2007 of $2,020,000 represented our costs associated with our Fortical production for USL and our peptide production for Novartis. Cost of goods sold were $0 for the three months ended March 31, 2006 due to the absence of sales in that quarter. Production related expenses should continue to increase in 2007 and future years to support expected increases in Fortical sales, as well as possible increased peptide production to meet our partners’ needs.

General and administrative expenses increased 24% to $2,060,000 from $1,662,000 for the three months ended March 31, 2007 as compared to the same period in 2006. The increase was primarily attributed to an increase of $354,000 in legal and accounting fees, mainly due to patent infringement litigation fees; an increase of $164,000 in officers’ compensation, mainly due to an increase in non-cash stock option compensation; and an increase of $127,000 in director/consultant fees mainly due to increases in USL consultant fees and directors’ non-cash stock option compensation. These were partially offset by a decrease in deferred compensation expense of $294,000, due to the one-time charge associated with the adoption of a deferred compensation plan in the first quarter of 2006. We expect general and administrative expenses to continue to increase in 2007, as compared to 2006, due to additional non-cash stock option compensation expense and to anticipated escalation of legal, personnel, insurance and other costs.

Other Income/Expense

Interest expense decreased $14,000, or 3%, in the first quarter of 2007 to $400,000 from $414,000 in the first quarter of 2006. Interest expense for the first quarter of 2007 decreased due to our repayment of $2,000,000 in principal on certain of Jay Levy’s default loans on March 31, 2006. Both periods were affected by the fact that in 2001 we did not make principal and interest payments on certain officers' loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest for the three-month periods was approximately $231,000 for 2007 and $218,000 for 2006. We expect interest expense to eventually decline as we anticipate making additional repayments on this debt.

Net Loss

Net loss for the three months ended March 31, 2007 decreased approximately $2,999,000, or 92%, to $244,000 from $3,243,000 for the corresponding period in 2006. This was due to increased revenue of $5,900,000, primarily from Fortical and Novartis, partially offset by an increase in operating expenses of $3,000,000, mainly from an increase in cost of goods sold of $2,000,000 due to the sales of Fortical to USL and peptide to Novartis. Net losses may continue unless we achieve milestones in our GSK and Novartis agreements, sign new revenue generating research, licensing or distribution agreements or generate sufficient sales and royalties from Fortical.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had cash and cash equivalents of $4,646,000, an increase of $1,288,000 from December 31, 2006. The increase was primarily a result of Fortical sales and royalties (see Note D), as well as a $2,500,000 upfront payment from Novartis received in March 2007 related to a supply agreement signed in January 2007 (see Note E). In April 2007, we received an additional $5,500,000 from Novartis for a milestone achieved in February 2007 (see Note E).

Our primary source of cash has historically been (1) licensing fees for new agreements, (2) milestone payments, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans and (5) the sale of our common stock. Since August 2005, we have also generated cash from sales and royalties on Fortical. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestones are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to determine. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and acceptance in the marketplace and could be impacted by any manufacturing, distribution or regulatory issues.

We believe that in the short-term we will generate cash to apply toward funding our operations primarily through sales of Fortical to our U.S. licensee, USL, royalties on USL’s sales of Fortical and the achievement of milestones in our existing license agreements and, in the long-term, on sales and royalties from the sale of Fortical and other licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral, nasal and injectable forms of calcitonin, as well as for other peptides, for our peptide manufacturing technology and for our site-directed bone growth technology. However, we may not be successful in achieving milestones in our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

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

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During the first quarter of 2007, Fortical sales were $2,616,000 and Fortical royalties were $1,845,000. We expect Fortical sales and royalties to continue in 2007 and future years, but we cannot predict the levels of activity (see Note D).

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us. In the first quarter of 2007, under this agreement, we earned a $5,500,000 milestone payment from Novartis, which was received in April 2007, for the initiation of their oral calcitonin Phase III clinical study. (See Note E.)

In January 2007, we signed a supply agreement with Novartis. Under this agreement, in March 2007, we received a $2.5 million payment to supply Novartis with specified quantities of bulk peptide necessary to support Novartis’ development program for a novel osteoporosis treatment and to provide certain product development services. (See Note E.)

We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of various peptide products for the treatment of osteoporosis, including nasal and oral calcitonin and oral PTH. We are also developing potential products in the area of SDBG. In general, we seek to develop the basic product and then license the product to an established pharmaceutical company to complete the development, clinical trials and regulatory process. As a result, we will not control the nature, timing or cost of bringing our products to market. Each of these products is in various stages of completion.

•	For nasal calcitonin, a license agreement was signed in November 2002 with USL. Fortical was approved by the FDA and launched by USL in August 2005, generating sales and royalties.

•

For oral calcitonin, we are seeking a licensee to repeat a Phase I/II clinical trial and also to conduct a Phase III clinical trial. The costs of these trials may be borne by a future licensee depending upon our future financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, any product launch will take at least several years. We will incur certain additional development costs.

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

•

For our SDBG program, we have conducted various preclinical studies. This program is in a very early stage of development and therefore it is too early to speculate on the possibility or timing of a license agreement for this technology or on a possible commercial product.

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

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. We have not made principal and interest payments on certain of these loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001, interest on loans originated through March 4, 2001 increased an additional 5% per year and is calculated on both past due principal and interest. This additional interest was approximately $231,000 for the three months ended March 31, 2007. Total interest expense on all Levy loans was approximately $390,000 for the three months ended March 31, 2007. As of March 31, 2007, total accrued interest on all Levy loans was approximately $8,467,000 and the outstanding loans by these individuals to us, classified as short-term debt, totaled $8,095,000. We repaid $10,000 and $2,000,000 in principal on certain of these loans in 2007 and 2006, respectively. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

If USL is unable to successfully market Fortical, or if we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement in the near term, we would need to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and abroad. However, it is uncertain whether or not any of our products other than Fortical will be approved, or if any of our products will be commercially successful.

We have incurred annual operating losses since our inception and, as a result, at March 31, 2007, had an accumulated deficit of approximately $120,000,000 and a working capital deficiency of approximately $5,000,000. Our 2007 cash requirements to operate our research and peptide manufacturing facilities and develop our products should increase due to anticipated spending on internal research projects, including oral calcitonin and oral PTH, as well as patent infringement litigation costs. We need additional cash from sales, milestones or upfront payments or from financings in order to meet our obligations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition: We recognize revenue from the sale of products and from royalties, licensing agreements, research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services are recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when work is conducted under the grant. Sales and grant revenues generally do not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectibility is reasonably assured. In the case of USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure, as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which differ from calendar quarters by one month. Beginning in the first quarter of 2007, USL is providing royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only this quarter) includes royalty revenue for four months, from December 2006 through March 2007. Future quarters will report three months of royalty revenue, corresponding to our calendar quarters. The effect of the inclusion of the fourth month of revenue in the quarter ended March 31, 2007 is an additional $536,000 of revenue.

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

In addition, EITF No. 00-21 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 had a significant impact on our 2004 and 2007 financial statements due to our 2004 Novartis license agreement. Accordingly, up-front and development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement. As of March 31, 2007, approximately $2,750,000 of an up-front payment and approximately $7,077,000 of milestone payments from Novartis are being deferred over the estimated performance period through 2018.

Under our 2007 supply agreement with Novartis, we received an upfront payment of $2,500,000 in March 2007. Based upon production and development expenditures incurred through March 31, 2007, we recognized $1,600,000 in revenue in the first quarter of 2007 ($1,408,000 in sales revenue and $192,000 in development fees). The $1,600,000 in first quarter revenue was allocated between sales revenue and development services revenue based upon the proportion of costs incurred for the two revenue categories. We expect to recognize as revenue the balance of the $2,500,000 payment in the second quarter of 2007.

Accounting for Stock Options: For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with SFAS 123(R). We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. For the three months ended March 31, 2007, we recognized share-based compensation cost of $311,000, which consisted of $208,000 in general, and administrative expenses and $103,000 in research, development and facility expenses. Stock options and warrants issued to consultants are accounted for in accordance with SFAS 123(R) and EITF No. 96-18. Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested. Based upon options issued to consultants, we recognized $82,000 in compensation expense in the first quarter of 2007. This amount is included in research, development and facility expenses.

Inventory: Production inventories, at our Boonton, NJ location are stated at the lower of cost or market, valued at actual cost which approximates FIFO. Research inventories, at our Fairfield, NJ location, are stated at the lower of cost (using the FIFO method) or market. Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and work in process production were $808,000 at March 31, 2007, an increase of $7,000 from December 31, 2006.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates due to the use of debt as a component of the funding of our operations. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. Beginning in the first quarter of 2001, our interest rate exposure on our notes payable-stockholders has been affected by our failure to make principal and interest payments when due. For a further discussion, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” as well as Note F to the financial statements. Our exposure to interest rate fluctuations over the near-term and long-term will continue to be affected by these events until these notes are repaid in full. In addition, increases in general interest rates over the past few years have increased the interest expense on our variable rate debt. We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

The information below summarizes our market risks associated with interest bearing debt obligations as of March 31, 2007. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.

Variable interest rates disclosed represent the rates at March 31, 2007. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

		Year of Maturity
	Carrying Amount	2007	2008	2009	2010	2011
Notes payable - stockholders	$525,000	525,000	—	—	—	—
Variable interest rate (1)	14.2%
Notes payable - stockholders	5,700,000	5,700,000	—	—	—	—
Variable interest rate	8.5%
Notes payable - stockholders	1,870,000	1,870,000	—	—	—	—
Fixed interest rate (2)	11%
Interest payable stockholders	4,240,231	4,240,231	—	—	—	—
Variable interest rate	14.2%
Interest payable stockholders	2,160,546	2,160,546	—	—	—	—
Fixed interest rate	11%
Capital leases	93,310	52,802	38,643	1,865	—	—
Fixed interest rate	9% - 13%

Total	$14,589,087	14,548,579	38,643	1,865	—	—

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

Item 4. Controls and Procedures

For the quarterly period ending March 31, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2007, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Furthermore, our principal executive officer and our principal financial officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period ended March 31, 2007.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended. See “Forward-Looking Statements.”

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006. Except as noted below, no material changes to the risk factors disclosed in the 10-K has been identified during the three months ended March 31, 2007:

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at March 31, 2007, we had an accumulated deficit of approximately $120,000,000. Our gross revenues for the quarter ended March 31, 2007, and the years ended December 31, 2006, 2005 and 2004 were $6,328,000, $6,059,000, $14,276,000 and $8,400,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue for the quarter ended March 31, 2007 consisted of Fortical sales and royalties as well as Novartis sales and development fees. As of March 31, 2007, we had three material revenue generating license agreements. We believe that to achieve profitability we will require at least the successful commercialization of our nasal calcitonin or oral PTH products, another oral peptide product in the U.S. or abroad or our SDBG technology.

For the quarter ended March 31, 2007 we had operating income of $124,000. For 2006 we had a loss from operations of $10,980,000. For 2005, we had operating income of $594,000 and for 2004 we had a loss from operations of $5,344,000. Our net loss for the three months ended March 31, 2007 was $244,000. Our net losses for the years ended December 31, 2006, 2005 and 2004 were $11,784,000, $496,000 and $5,941,000, respectively. We might never be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for each of the years ended December 31, 2006, 2005 and 2004 relative to the substantial doubt about our ability to continue as a going concern. Our ability to generate additional revenue or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We had cash flow deficits from operations of $10,962,000, $2,318,000 and $1,220,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We had cash flow provided by operations of $1,546,000 for the three months ended March 31, 2007. We believe that we will generate financial resources to apply toward funding our operations through sales of Fortical to USL, royalties from USL sales of Fortical, the achievement of milestones in the Novartis and GSK agreements and/or through the sale of peptides to GSK and Novartis. However, if USL is unable to further increase the market share for Fortical or if we are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations.

We may need additional funds from financing or other sources to fully implement our business, operating and development plans. We sold 4,000,000 shares of our common stock and a five-year common stock purchase warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $4.25 per share to Magnetar for gross proceeds of $13,000,000 in March 2006. The sale of our common stock by Magnetar could cause the price of our common stock to decline. If our stock price declines, we may be unable to raise additional funds through the sale of our common stock to others.

The exercise of warrants and options, as well as other issuances of shares, will likely have a dilutive effect on our stock price.

As of March 31, 2007, there were outstanding warrants to purchase 2,371,571 shares of our common stock, all but 20,000 of which are currently exercisable, at an average exercise price of $2.73 per share. There were also outstanding stock options to purchase an aggregate of 3,730,415 shares of common stock, at an average exercise price of $1.38, of which 3,191,002 are currently exercisable. The exercise of warrants or options at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with other financing efforts.

Item 3. Defaults Upon Senior Securities

(a)	See description of notes payable to stockholders in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 6. Exhibits

Number	Description

10.1	Supply Agreement, dated as of January 22, 2007, between Unigene Laboratories, Inc. and Novartis Pharma AG (1) (2)

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
(2)	Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

	By:	/s/ Warren P. Levy
May 10, 2007		Warren P. Levy, President
(Chief Executive Officer)

	By:	/s/ William Steinhauer
May 10, 2007		William Steinhauer, Vice President of Finance
(Principal Financial Officer and
Principal Accounting Officer)

UNIGENE LABORATORIES, INC.

INDEX TO EXHIBITS

No.	EXHIBIT

10.1	Supply Agreement between Unigene and Novartis

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer