Form 10-Q
period 2007-06-30
UNIGENE LABORATORIES INC
filed 2007-08-09
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Common Stock, $.01 Par Value—87,750,715 shares as of August 1, 2007

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIGENE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,764,506	$3,357,351
Accounts receivable	2,608,459	1,240,114
Inventory	3,712,889	5,283,000
Prepaid expenses and other current assets	385,972	303,444

Total current assets	13,471,826	10,183,909

Noncurrent inventory	348,075	—
Property, plant and equipment, net	2,436,513	2,364,141
Investment in joint venture	29,953	30,545
Patents and other intangibles, net	1,656,294	1,438,848
Other assets	129,305	33,879

Total assets	$18,071,966	$14,051,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$965,485	$884,958
Accrued expenses - other	1,906,132	1,806,707
Current portion - deferred licensing fees	1,262,756	762,752
Notes payable - stockholders	—	8,105,000
Accrued interest - stockholders	—	8,081,180
Current portion - capital lease obligations	57,324	70,780

Total current liabilities	4,191,697	19,711,377
Notes payable - stockholders	15,737,517	—
Deferred licensing fees, excluding current portion	12,611,212	8,156,262
Capital lease obligations, excluding current portion	18,226	40,880
Deferred compensation	354,118	330,643
Accrued interest-stockholders	197,905	—

Total liabilities	33,110,675	28,239,162

Commitments and contingencies

Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 135,000,000 shares, issued and outstanding: 87,738,515 shares in 2007 and 87,731,015 shares in 2006	877,385	877,310
Additional paid-in capital	105,427,441	104,740,178
Accumulated deficit	(121,343,535)	(119,805,328)

Total stockholders’ deficit	(15,038,709)	(14,187,840)

Total liabilities and stockholders’ deficit	$18,071,966	$14,051,322

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30
	2007	2006	2007	2006
Revenue:
Product sales	$3,091,677	$—	$7,115,409	$—
Royalties	1,074,657	347,944	2,920,099	545,646
Licensing revenue	347,690	189,189	578,546	378,378
Development fees and other	204,188	18,854	432,430	18,854

	4,718,212	555,987	11,046,484	942,878

Operating expenses:
Cost of goods sold	1,659,753	—	3,679,404	—
Research, development and facility expenses	2,178,960	1,860,699	4,303,095	3,403,805
General and administrative	1,919,088	1,439,708	3,979,323	3,139,585

	5,757,801	3,300,407	11,961,822	6,543,390

Operating loss	(1,039,589)	(2,744,420)	(915,338)	(5,600,512)

Other income (expense):
Interest and other income	117,977	114,012	149,700	141,036
Interest expense-principally to stockholders	(372,427)	(371,373)	(772,569)	(784,977)

Loss before income taxes	(1,294,039)	(3,001,781)	(1,538,207)	(6,244,453)

Income tax expense	—	—	—	—

Net loss	$(1,294,039)	$(3,001,781)	$(1,538,207)	$(6,244,453)

Loss per share – basic and diluted:
Net loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.07)

Weighted average number of shares outstanding - basic and diluted	87,735,922	87,663,388	87,733,661	85,884,031

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2007

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2007	87,731,015	$877,310	$104,740,178	$(119,805,328)	$(14,187,840)

Exercise of stock options	7,500	75	5,195	—	5,270

Recognition of stock option compensation expense - employees and directors	—	—	538,033	—	538,033
Recognition of stock option compensation expense - consultants	—	—	144,035	—	144,035
Net loss	—	—	—	(1,538,207)	(1,538,207)

Balance, June 30, 2007	87,738,515	$877,385	$105,427,441	$(121,343,535)	$(15,038,709)

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,538,207)	$(6,244,453)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(545,046)	(378,378)
Non-cash stock option compensation	682,068	426,734
Depreciation, amortization and impairment of long-lived assets	307,593	271,646
Increase in accrued interest-stockholders	759,242	761,019
Inventory reserve provision	149,419	(111,253)
Increase in deferred compensation	23,475	312,700

Changes in operating assets and liabilities:
Increase in other assets	(167,966)	(1,050)
(Increase) decrease in accounts receivables	(1,368,345)	313,523
Decrease (increase) in inventory	1,072,617	(2,007,347)
Increase (decrease) in accounts payable and accrued expenses	179,952	(667,020)
Increase in deferred revenue	5,500,000	6,000

Net cash provided by (used in) operating activities	$5,054,802	$(7,317,879)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment and furniture	(322,749)	(333,152)
Increase in patents and other intangibles	(270,338)	(117,792)
(Increase) decrease in other assets	(9,396)	2,595
Construction of leasehold and building improvements	(4,324)	(38,662)

Net cash used in investing activities	(606,807)	(487,011)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of stock-net	—	12,807,466
Repayment of short-term stockholder notes	(1,010,000)	(2,000,000)
Repayment of capital lease obligations	(36,110)	(38,014)
Proceeds from exercise of stock options	5,270	552,934

Net cash (used in) provided by financing activities	(1,040,840)	11,322,386

Net increase in cash and cash equivalents	3,407,155	3,517,496
Cash and cash equivalents at beginning of period	3,357,351	4,146,486

Cash and cash equivalents at end of period	$6,764,506	$7,663,982

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Issuance of long-term stockholder notes in exchange for short-term stockholder notes and accrued interest	$15,737,517	$—

Cash payments:
Cash paid for interest	$11,000	$8,900
Cash paid for income taxes	$—	$—

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

NOTE A – BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2006.

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

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 requires an issuer of financial instruments, such as debt, convertible debt, equity shares or warrants, to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with Statement 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss. That accounting applies regardless of whether the registration payment arrangement is a provision in a financial instrument or a separate agreement. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified after December 21, 2006. The FSP is effective for fiscal years beginning after December 15, 2006, for registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006. We adopted FSP EITF 00-19-2 effective January 1, 2007 and the adoption did not have a significant effect on our financial statements. However, it could have a significant impact on future financial statements depending on the terms of future arrangements.

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. The changes to current practice resulting from the application of FAS

157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FAS 157 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, that the adoption of FAS 157 will have on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted FIN 48 effective as of the beginning of our 2007 fiscal year. The adoption of FIN 48 did not have a material impact on our financial condition or results of operations.

NOTE B – LIQUIDITY

At June 30, 2007, we had cash and cash equivalents of $6,765,000, an increase of $3,407,000 from December 31, 2006. The increase was primarily a result of Fortical® sales and royalties received under our agreement with Upsher-Smith Laboratories, Inc., or USL, (see Note D), a $2,500,000 upfront payment from Novartis related to a supply agreement signed in January 2007 (see Note E), as well as an additional $5,500,000 received from Novartis in April 2007 for a milestone achieved in February 2007 (see Note E).

Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans and (5) the sale of our common stock. Since August 2005, we have also generated cash from sales and royalties on Fortical. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestones are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and further acceptance in the marketplace and could be impacted by any manufacturing, distribution or regulatory issues.

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. At December 31, 2006, these short-term loans aggregated $8,105,000 with associated accrued interest of $8,081,180. At May 10, 2007, after principal payments of $1,010,000 during 2007, principal and interest were $7,095,000 and $8,642,517, respectively. This total owed aggregated $15,737,517 and, on May 10, 2007, was restructured as eight-year term notes with a fixed simple interest rate of 9% per annum. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period. As of June 30, 2007, the aggregate principal and interest outstanding under these notes was $15,935,422. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

We believe that in the short-term we will generate cash to apply toward funding our operations primarily through sales of Fortical to our U.S. licensee, USL, royalties on USL’s sales of Fortical and the achievement of milestones under our existing license agreements and, in the long-term, on sales and royalties from the sale of Fortical and other licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral and nasal forms of calcitonin, as well as for other peptides, for our peptide manufacturing technology and for our site-directed bone growth technology, or SDBG. However, we may not be successful in achieving milestones in our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

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

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During the first half of 2007, Fortical sales were $4,915,000 and Fortical royalties were $2,920,000. We expect Fortical sales and royalties to continue in 2007 and future years, but we cannot predict the levels of activity (see Note D).

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We plan to continue to develop our own calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product. In the first quarter of 2007, under this agreement, we earned a $5,500,000 milestone payment from Novartis, which was received in April 2007, for the initiation of their oral calcitonin Phase III clinical study for osteoporosis (see Note E).

In January 2007, we signed a supply agreement with Novartis. Under this agreement, in March 2007, we received a $2.5 million payment to supply Novartis with specified quantities of bulk peptide necessary to support Novartis’ development program for a novel osteoporosis treatment (see Note E).

We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of manufacturing processes and delivery technologies for various peptide products for the treatment of osteoporosis, including nasal and oral calcitonin and oral PTH. We are also developing potential products in the area of SDBG. In general, we seek to develop the basic product or technology and then license the product or technology to an established pharmaceutical company to complete the development, clinical trials and regulatory process. As a result, we will not control the nature, timing or cost of bringing our products and technologies to market. Each of these products and technologies is in various stages of completion.

•

For nasal calcitonin, a license agreement was signed in November 2002 with USL. Fortical was approved by the U.S. Food and Drug Administration, or FDA, and launched by USL in August 2005, generating sales and royalties.

•

For oral calcitonin, we have two ongoing programs. Our external program is with Novartis and is currently in Phase III. The anticipated completion date is outside our control and unknown to us. For our internal program, we are seeking a licensee to participate in our product’s development. A small, short-term human study was recently initiated. The costs of future clinical trials may be borne by a future licensee depending upon our future financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, it is too early to speculate on the probability or timing of a marketable oral calcitonin product. We will incur certain additional development costs.

•

For oral PTH, a Phase I human trial, which commenced in June 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable oral PTH product. We signed a license agreement for this product with GSK in April 2002. We will incur certain additional development costs.

•

Under the terms of a joint venture agreement in China with Shijiazhuang Pharmaceutical Group, or SPG, we are obligated to contribute up to $405,000 in cash after approval of its New Drug Application or NDA (which was filed in China in September 2003) and up to an additional $495,000 in cash within two years thereafter. These amounts may be reduced or offset by our share of the entity’s profits, if any. The approval of the NDA in China, and the timing of such approval, is uncertain.

•

For our SDBG program, we have conducted various preclinical studies. This program is in a very early stage of development and therefore it is too early to speculate on the probability or timing of a license agreement for this technology or on a possible commercial product.

Due to our limited financial resources, any decline in Fortical sales, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products, or loss of patent protection, may have an adverse effect on our cash flow and operations. In July 2006, we and USL jointly filed a patent infringement lawsuit against Apotex for infringement of our nasal calcitonin patent. If we are unsuccessful in our lawsuit, and if Apotex receives FDA approval and is able to launch its product, the launch of this generic product could have an adverse effect on our cash flow and operations. In addition, any material interruption or failure in manufacturing, marketing or distribution of Fortical will have an adverse effect on our cash flow and operations.

If USL cannot continue to successfully market Fortical, or if we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement in the near term, we would need to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether or not any of our products other than Fortical will be approved, or will be commercially successful.

We have incurred annual operating losses since our inception and, as a result, at June 30, 2007, had an accumulated deficit of approximately $121,000,000. Our 2007 cash requirements to operate our research and peptide manufacturing facilities and develop our products should increase due to anticipated spending on internal research projects, including oral calcitonin and oral PTH, SDBG, as well as patent infringement litigation costs. At June 30, 2007 we had working capital of approximately $9,000,000. We believe that cash on hand as well as cash generated from Fortical sales and royalties will be sufficient to meet our obligations for the next twelve months.

NOTE C – GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002, and we also received an additional $1,000,000 milestone payment in 2003. In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through June 30, 2007. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through June 30, 2007. For the three and six months ended June 30, 2007 we recognized $50,000 and $100,000, respectively, in licensing revenue. There were no PTH sales to GSK during 2007. Bulk product sales to licensees, prior to product approval, are typically inconsistent and subject to the needs of the licensee. GSK could make additional milestone payments to us in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns regarding the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. During 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. During 2005, we received the final $4,000,000 milestone payment for the FDA’s approval of Fortical. Fortical was approved by the FDA and launched by USL in August 2005. Revenue for the three months ended June 30, 2007 consisted of $2,300,000 in Fortical sales, $1,075,000 in royalties and $39,000 in licensing revenue. Revenue for the six months ended June 30, 2007 consisted of $4,915,000 in Fortical sales to USL, $2,920,000 in royalties and $79,000 in licensing revenue. From August 2005 through June 2007, we have recognized an aggregate of

$14,216,000 in Fortical sales to USL and $7,984,000 in Fortical royalties. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports were based on their manufacturing quarters which through 2006 differed from calendar quarters by one month. Therefore, our quarterly reporting periods prior to 2007 did not include royalty revenue for the last month of that period as such information was not available and could not be reliably estimated at that time. Beginning in the first quarter of 2007, USL provided and will continue to provide royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) included royalty revenue for four months, from December 2006 through March 2007. Our three months ended June 30, 2007 reported, and future quarters will report, three months of royalty revenue, corresponding to our calendar quarters. The effect of the inclusion of the 4th month of revenue in the quarter ended March 31, 2007 and the six months ended June 30, 2007 is an additional $536,000 of revenue. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

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

During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is being used by Novartis in ongoing clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. In February 2007, under our 2004 agreement, we earned a $5,500,000 milestone payment from Novartis, which was received in April 2007, for the initiation of their oral calcitonin Phase III clinical study. This milestone will be recognized over the estimated remaining 11-year performance period of the license agreement, beginning March 2007. For the three months and six months ended June 30, 2007, we recognized an aggregate of $223,000 and $363,000, respectively, in licensing revenue. We plan to continue to develop our own calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

In January 2007, we signed a supply agreement with Novartis. In March 2007, we received a $2,500,000 payment from Novartis to supply them with specified quantities of a bulk peptide necessary to support Novartis’ development program for a novel osteoporosis treatment and to provide certain product development services. Unigene used its patented manufacturing technology to develop an FDA-compliant process for the peptide and Novartis will have the opportunity to purchase additional quantities if necessary. Some of this material may be used in clinical studies. In the second quarter of 2007, based upon production and development expenditures incurred through June 30, 2007, we recognized $900,000 in revenue from this agreement consisting of $792,000 in product sales revenue and $108,000 in development services revenue. For the six months ended June 30, 2007, we recognized an aggregate of $2,500,000 in revenue from this agreement, consisting of $2,200,000 in product sales revenue and $300,000 in development services revenue. The $2,500,000 in revenue was allocated between sales revenue and development services revenue based upon the proportion of costs incurred for the two revenue categories. At June 30, 2007 we had no further obligations under such supply agreement.

NOTE F – NOTES PAYABLE – STOCKHOLDERS

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member (collectively, the “Levys”), from time to time have made loans to us. We have not made principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001 and ending May 10, 2007, interest on loans originated through March 4, 2001 increased an additional 5% per year and was calculated on both past due principal and interest. This additional interest was approximately $106,000 and $205,000, respectively, for the three months ended June 30, 2007 and 2006, and $337,000 and $423,000, respectively, for the six months ended June 30, 2007 and 2006. At May 10, 2007, after principal payments of $1,010,000 during 2007, principal and interest were $7,095,000 and $8,642,517, respectively, with interest rates ranging from 8.5% to 14.2%. This total owed aggregated $15,737,517, of which approximately $8,900,000 in principal and interest were in default, and on May 10, 2007 was restructured as eight-year term notes, none of which are in default, with a fixed simple interest rate of 9% per annum. No gain or loss was recognized on the restructuring transaction. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period, but payments may be made earlier without penalty. Total interest expense on all Levy loans was approximately $373,000 and $360,000, respectively, for the three months ended June 30, 2007 and 2006 and $763,000 and $761,000, respectively, for the six months ended June 30, 2007 and 2006. As of June 30, 2007, total accrued interest on all Levy loans was approximately $198,000 and the outstanding loans by these individuals to us, classified as long-term debt, totaled $15,737,517. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

Outstanding stockholder loans consist of the following at June 30, 2007 and December 31, 2006 (in thousands):

	2007	2006
Jay Levy long-term loan (1)	$8,319	$—
Levy Partnership long-term loan (2)	7,419	—
Jay Levy term loans (3)	—	1,870
Jay Levy demand loans (4)	—	525
Levy Partnership loans (5)	—	5,700
Warren Levy demand loans (6)	—	5
Ronald Levy demand loans (7)	—	5

	15,738	8,105
Accrued interest	198	8,081

Total loans and interest due to stockholders	$15,936	$16,186

(1)	This loan resulted from the May 2007 restructuring of term loans and demand loans, as well as accrued interest, which were in default. This loan consists of an eight-year term note with a fixed simple interest rate of 9% per annum. Quarterly payments of principal and interest will be made over a five-year period beginning in May 2010. Accrued interest on this loan at June 30, 2007 was approximately $105,000. This loan is secured by certain of Unigene’s fixed and other assets, including real property.
(2)	This loan resulted from the May 2007 restructuring of non-default notes and accrued interest. This loan consists of an eight-year term note with a fixed simple interest rate of 9% per annum. Quarterly payments of principal and interest will be made over a five-year period beginning in May 2010. Accrued interest on this loan at June 30, 2007 was approximately $93,000. This loan is secured by certain of Unigene’s patents and patent applications.
(3)	Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes that matured January 2002 and bore interest at the fixed rate of 11% per year. These loans were originally at 6% per year. These loans were secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments were made. The principal and interest on these loans were restructured into the aforementioned long-term debt in May 2007.
(4)	Loans from Jay Levy in the aggregate principal amount of $525,000, evidenced by demand notes which bore a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (14.2% at May 10, 2007). These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans were secured by a security interest in our equipment and real property. The principal and interest on these loans were restructured into the aforementioned long-term debt in May 2007.
(5)	Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which were evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (8.5% at May 10, 2007) and which were secured by a security interest in certain of our patents. In 2005, Jay Levy transferred these $5,700,000 of demand notes to the Jaynjean Levy Family Limited Partnership in exchange for partnership units. Warren Levy and Ronald Levy are general partners of that partnership. The principal and interest on these loans were restructured into the aforementioned long-term debt in May 2007.
(6)	Loan from Warren Levy in the amount of $5,000 bore interest at the Merrill Lynch Loan Rate plus .25%. This loan was secured by a secondary security interest in our equipment and real property and was repaid in full in January 2007.
(7)	Loan from Ronald Levy in the amount of $5,000 bore interest at the Merrill Lynch Margin Loan Rate plus .25%. This loan was secured by a secondary security interest in our equipment and real property and was repaid in full in January 2007.

NOTE G – INVENTORY

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
Current Inventory
Finished goods – net of allowances of $950,000 and $801,000, respectively	$1,924,365	$3,531,147
Work in process	482,540	—
Raw materials	1,305,984	1,751,853

Total	$3,712,889	$5,283,000

Noncurrent Inventory
Raw Materials	$348,075	$—

Production inventories, at our Boonton, NJ location, are stated at the lower of cost or market, valued at actual cost which approximates the first-in, first out method (FIFO). Research inventories, at our Fairfield, NJ location, are stated at the lower of cost (using the FIFO method) or market. Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and work in process production were $950,000 at June 30, 2007, an increase of $149,000 from December 31, 2006. The increase was due to excess peptide production under our supply agreement with Novartis. Based upon expected future orders, $348,000 of our raw material inventory is classified as a noncurrent asset. We expect this inventory to be fully recoverable, therefore no reserve is necessary.

NOTE H – FINANCING

In March 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar Capital Master Fund, Ltd. (“Magnetar”) pursuant to a common stock purchase agreement. The shares are freely tradable. The five-year warrant is exercisable immediately at an exercise price per share of $4.25 and was outstanding at June 30, 2007. We received gross proceeds of $13,000,000 before expenses of approximately $250,000. Pursuant to the registration rights agreement executed in connection with the private placement, we agreed to file and keep a registration statement effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144(k), (ii) the date 24 months after the closing of the private placement or (iii) the date on which all of the registrable securities covered by such registration statement have been sold. A registration statement was declared effective in September 2006. If, on any day after the date on which the registration statement is declared effective, sales of all the registrable securities cannot be made (other than during a specified grace period), then we shall pay to each holder of registrable securities an amount in cash equal to 2% of the aggregate purchase price on the date sales cannot be made, after the applicable grace period, and 2% of the aggregate purchase price for each 30 day period (pro-rated for periods totaling less than 30 days). We do not believe that this penalty provision will have a material impact on our financial condition.

NOTE I – CHINA JOINT VENTURE

In June 2000, we entered into a joint venture agreement with SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG contributed its existing injectable calcitonin license to the joint venture, which allowed the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in the third quarter of 2003. The approval of our NDA in China, and the timing of such approval, is uncertain. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the Chinese NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. Brief local human trials were initiated in 2006 and concluded in 2007. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require the joint venture to obtain local financing. The existing joint venture began operations and sales of its injectable calcitonin product in 2002 under the aforementioned SPG license. Sales by the joint venture have been used to offset its costs. We account for our investment in the joint venture under the equity method. Our investment and our share of the earnings in the existing joint venture have been immaterial to date.

Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its Chinese NDA and the issuance of the business license and up to an additional $495,000 in cash within two years thereafter. However, these amounts may be reduced or offset by our share of joint venture profits, if any.

NOTE J – STOCK OPTION COMPENSATION

We have stockholder-approved stock option plans for employees and directors under which we have granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a one to four year period and typically expire ten years from the date of grant. Shares for option exercises are issued from authorized and unissued shares. At June 30, 2007, we had reserved approximately 3,038,000 shares for future stock option grants.

We account for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS No. 123 (R) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested. Based upon options issued to consultants, we recognized $61,000 and $144,000, respectively, in compensation expense for the three months and six months ended June 30, 2007 and we recognized compensation benefits of $9,000 and $22,000, respectively, for the three months and six months ended June 30, 2006. These amounts are included in research, development and facility expenses.

Under SFAS 123(R), compensation cost for the three months and six months ended June 30, 2007 and 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). For the three months ended June 30, 2007, we recognized share-based compensation cost of $227,000, which consisted of $165,000 in general and administrative expenses and $62,000 in research, development and facility expenses. For the three months ended June 30, 2006, we recognized share-based compensation cost of $271,000, which consisted of $202,000 in general and administrative expenses and $69,000 in research and development expenses. For the six months ended June 30, 2007, we recognized share-based compensation costs of $538,000, which consisted of $373,000 in general and administrative expense and $165,000 in research, development and facility expense. For the six months ended June 30, 2006, we recognized share-based compensation costs of $449,000, which consisted of $300,000 in general and administrative expense and $149,000 in research, development and facility expense. We did not capitalize any share-based compensation cost.

As of June 30, 2007, there was $651,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of less than 1 year.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected volatility	67.5%	82.0%	67.5%	83.0%
Expected dividends	—	—	—	—
Expected term (in years)	5.3	5.0	5.3	5.0
Risk-free rate	4.6%	4.9%	4.6%	4.9%
Forfeiture rate	20%	20%	20%	20%

We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. The Company has no present intention of declaring any dividends. For the three months and six months ended June 30, 2007 and 2006, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We based expected volatility on historical volatility. We estimated the expected term of stock options using historical exercise experience.

A summary of option activity as of June 30, 2007 and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,783,415	$1.38
Granted	167,000	2.25
Exercised	(7,500)	0.70
Forfeited or expired	(55,500)	1.86

Outstanding at June 30, 2007	3,887,415	$1.41	5.6	$3,933,540

Exercisable at June 30, 2007	3,290,791	$1.19	5.0	$3,853,278

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2007 and 2006 was $1.38 and $3.39, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $1.39 and $3.32, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended June 30, 2007 and 2006 was $8,000 and $322,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $13,000 and $1,384,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2007 and 2006 was $2,000 and $378,000, respectively. Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2007 and 2006 was $5,000 and $553,000, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for the three months and six months ended June 30, 2007 and 2006.

NOTE K – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of our statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for the three and six month periods ended June 30, 2007 and 2006 because inclusion of our stock options and warrants (approximately 6,204,000 and 5,833,000 shares of common stock, if exercised, for the three-month periods ended June 30, 2007 and June 30, 2006, respectively, and approximately 6,169,000 and 5,419,000 shares of common stock, if exercised, for the six-month periods ended June 30, 2007 and June 30, 2006, respectively), would be antidilutive.

NOTE L – PATENTS AND OTHER INTANGIBLES

Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. Other intangibles are recorded at cost and are amortized over their estimated useful lives. As of June 30, 2007, nine of our patents had issued in the U.S., seventy-five had issued in various foreign countries and various other applications were pending.

Details of intangible assets are summarized as follows:

	June 30, 2007			December 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$137,000	$7,000	$144,000	$136,000	$8,000
Patents	1,388,000	922,000	466,000	1,388,000	870,000	518,000
Deferred Patents	1,168,000	—	1,168,000	898,000	—	898,000
Deferred Trademarks	15,000	—	15,000	15,000	—	15,000

	$2,715,000	$1,059,000	$1,656,000	$2,445,000	$1,006,000	$1,439,000

NOTE M – DEFERRED COMPENSATION PLAN

In December 2005, our Board of Directors approved the adoption of a deferred compensation plan for Dr. Ronald Levy, Executive Vice President and Director of the Company, and Dr. Warren Levy, President, Chief Executive Officer and Director of the Company. Previously, Drs. Levy were the beneficiaries of split-dollar life insurance policies owned by the Company with a face value of $1,000,000 each that were originally purchased in 1988. These policies were terminated without any consideration paid to them in 2005 due to changes in the tax law as well as Sarbanes-Oxley regulations, and we received the entire cash proceeds. In recognition of the services of Drs. Levy and the cancellation of the split-dollar life insurance policies, the Board recommended the adoption of a deferred compensation plan. The major features of the plan are as follows: The Company agrees to credit a book account with $25,000 per year on January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for each participant; the credits to the accounts would be 100% vested; upon the death of a participant, any remaining contributions would be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions shall be made to each participant’s account. The related contracts were finalized and executed in February 2006. Therefore, we recognized this liability in the first quarter of 2006 in the amount of $304,000 which represented the net present value of the future payments. As of June 30, 2007, this liability was approximately $354,000. As of June 30, 2007, both of these accounts had been funded to date in the aggregate amount of $114,000 ($100,000 plus $14,000 in interest and gains) and these accounts are included on the Balance Sheet in other assets.

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

NOTE N – LEGAL PROCEEDINGS

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis, is covered by U.S. Patent No. 6,440,392 (the “Fortical Patent”). In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product which is the subject of an Apotex pending Abbreviated NDA, or ANDA. On July 24, 2006, we and USL jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together “Apotex”), in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provides for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. We are seeking a ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical Patent and its ANDA should not be approved before the expiration date of the Fortical Patent. We are also seeking an injunction to prevent Apotex from commercializing its ANDA product before the expiration of the Fortical Patent and the attorneys’ fees and costs which we and USL incur in connection with these proceedings. However, there is the usual litigation risk that we will not be successful in the suit. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

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

We generate revenue through licensing and supply agreements with pharmaceutical companies and by achieving milestones, product sales and royalties from those agreements. Those agreements, to date, have not been sufficient to generate all of the cash necessary to meet our needs. In addition, there are risks that current agreements will not be successful and that future agreements will not be consummated. We have tried to mitigate these risks by developing additional proprietary technologies and by pursuing additional licensing opportunities but there is no guarantee that these efforts will be successful. We are also seeking to generate additional revenue from sales of Fortical, but there is no guarantee that the product will generate significant additional revenue.

We have also generated cash from officer loans and from stock offerings. The officer loans have added debt to our balance sheet and, after being restructured in May 2007, will require repayment over a five-year period beginning in May 2010. Our various stock offerings have provided needed cash but it is uncertain whether they will be available in the future or, if available, on favorable terms. In March 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar pursuant to a common stock purchase agreement. The five-year warrant is exercisable immediately at an exercise price per share of $4.25. We received gross proceeds of $13,000,000 before expenses of approximately $250,000.

The current need of major pharmaceutical companies to add products to their pipeline is a favorable trend for us and for other small biopharmaceutical companies. But this need is subject to rapid change and it is uncertain whether additional major pharmaceutical companies will have interest in licensing our products or technologies.

Revenue

Revenue is summarized as follows for the three-month and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product Sales	$3,091,677	$—	$7,115,409	$—

Royalties	1,074,657	347,944	2,920,099	545,646

Licensing Revenue	347,690	189,189	578,546	378,378

Development Fees and other	204,188	18,854	432,430	18,854

	$4,718,212	$555,987	$11,046,484	$942,878

Revenue for the three months ended June 30, 2007 increased $4,162,000, or 749%, to $4,718,000 from $556,000 in the comparable period in 2006. Revenue for the six months ended June 30, 2007 increased $10,104,000, or 1,072%, to $11,046,000 from $943,000 in the comparable period in 2006. These increases were primarily due to an increase in market share for Fortical during 2007 resulting in an increase of Fortical sales of $2,300,000 and $4,915,000, respectively, for the three months and six months ended June 30, 2007 compared to the comparable periods in 2006. In addition, there was an increase in Fortical royalties of $727,000 and $2,374,000, respectively, for the three months and six months ended June 30, 2007 compared to the comparable periods in 2006. In the first half of 2006, because distributors’ inventories at that time were sufficient to meet demand, we did not have any sales of Fortical to USL. Therefore, revenue for the three month and six month periods ended June 30, 2006 consisted primarily of Fortical royalties and licensing revenue. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which prior to 2007 differed from calendar quarters by one month. Beginning in the first quarter of 2007, USL is providing royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) included royalty revenue for four months, from December 2006 through March 2007. This quarter reported and future quarters will report three months of royalty revenue, corresponding to our calendar quarters. The effect of the inclusion of the fourth month of royalty revenue in the six months ended June 30, 2007 was an additional $536,000 of royalty revenue.

In addition, under the $2,500,000 supply agreement signed with Novartis in January 2007, we recognized $792,000 in product sales and $108,000 in development service fees for the three months ended June 30, 2007 and $2,200,000 in product sales and $300,000 in development service fees for the six months ended June 30, 2007. Also, a $5,500,000 milestone from Novartis, pursuant to our April 2004 licensing agreement, was achieved in February 2007 and received in April 2007. This milestone has been deferred and is being recognized over an 11-year period. Therefore, $125,000 and $167,000, respectively, of this milestone was recognized in the three month and six month periods ended June 30, 2007.

Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years. Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees and is therefore subject to uncertain timing and not predictive of future revenue. Bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional peptide sales to GSK or Novartis are dependent upon their future needs, which we cannot currently estimate. We expect that sales revenue and royalty revenue could increase in future years if USL is able to continue to increase market share for Fortical. Sales revenue from Fortical in 2007 and future years will depend on Fortical’s continued acceptance in the marketplace, as well as competition and other factors. It is uncertain whether or not Fortical will generate sufficient revenue for us to achieve profitability.

Costs and Expenses

Research, development and facility expenses primarily consist of personnel costs, supplies, outside testing and consulting expenses primarily related to our development efforts or activities related to our license agreements, as well as depreciation and amortization expense. All of our production and a portion of our research, development and facility costs are associated with our facility in Boonton, New Jersey, where costs are relatively fixed month-to-month. We allocate such costs to the manufacture of production batches for inventory purposes, to cost of goods sold, to inventory reserve or to research, development and facility activities, based upon the activities undertaken by the personnel in Boonton each period. Research, development and facilities expense increased 17% to

$2,179,000 for the three months ended June 30, 2007 from $1,861,000 for the same period in 2006. Cost of materials and supplies increased $103,000, primarily due to the higher calcitonin production for inventory in the second quarter of 2006 which reduced 2006 material expense. There was higher calcitonin production for inventory in the second quarter and first half of 2006 due to the lack of Fortical sales in those periods. In addition, in the second quarter of 2007 outside consulting fees increased $119,000 and expenses for our oral calcitonin and oral PTH development programs increased $176,000. Research, development and facilities expense increased 26% to $4,303,000 from $3,404,000 for the six months ended June 30, 2007 as compared to the same period in 2006. Cost of materials and supplies increased $512,000, primarily due to the higher calcitonin production for inventory in the first half of 2006 which reduced 2006 material expense. In addition, in the first half of 2007, consulting fees increased $294,000, primarily due an increase of $170,000 in consultants’ non-cash stock compensation. Expenses for our oral calcitonin and oral PTH development programs, primarily for outside testing services, increased $254,000. Research and development expenses should continue to increase in 2007, as compared to 2006, due to our continuing expenditures to further develop our oral calcitonin and oral PTH products, possibly including clinical trials; sponsorship of clinical trials in China; support for our SDBG program; and the conduct of feasibility studies on behalf of third parties.

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance. Cost of goods sold for the three months and six months ended June 30, 2007 of $1,660,000 and $3,679,000, respectively, represented costs associated with our Fortical production for USL and our peptide production for Novartis. Cost of goods sold were $0 for the three months and six months ended June 30, 2006 due to the absence of sales in those periods. Cost of goods sold should continue to increase to support anticipated increases in Fortical sales, as well as possible increased peptide production to meet our partners’ needs.

General and administrative expenses increased 33% to $1,919,000 from $1,440,000 for the three months ended June 30, 2007 as compared to the same period in 2006. The increase was primarily attributed to an increase of $399,000 in legal fees, mainly due to patent infringement litigation fees, and an increase of $68,000 in officers’ compensation. General and administrative expenses increased 27% to $3,979,000 from $3,140,000 for the six months ended June 30, 2007 as compared to the same period in 2006. The increase was primarily attributed to an increase of $752,000 in legal fees, mainly due to patent infringement litigation fees; an increase of $232,000 in officers’ compensation, due to salary increases as well as an increase of $81,000 in non-cash stock option compensation; and an increase of $113,000 in director/consultant fees mainly due to increases in office construction consultant fees and directors’ non-cash stock option compensation. These were partially offset by a decrease in deferred compensation expense of $288,000, due to the initial charge in 2006 associated with the adoption of our deferred compensation plan in the first quarter of 2006. We expect general and administrative expenses to continue to increase in 2007, as compared to 2006, due to additional non-cash stock option compensation expense and to anticipated escalation of legal, personnel, insurance and other costs.

Other Income/Expense

Interest expense remained constant at $372,000 for the three months ended June 30, 2007 as compared to $371,000 for the three months ended June 30, 2006. Interest expense decreased 2% for the six months ended June 30, 2007 to $773,000 from $785,000 for the six months ended June 30, 2006 due to the loan restructuring described below. All periods were affected by the fact that in 2001 we did not make principal and interest payments on certain officers’ loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest for the three-month periods was approximately $106,000 for 2007 and $205,000 for 2006 and, for the six month periods, was approximately $337,000 for 2007 and $423,000 for 2006. On May 10, 2007, the outstanding principal and interest on these loans totaled $15,737,517 after an aggregate of $1,010,000 in repayments during 2007. On that date, interest rates ranged from 8.5% to 14.2% with certain loans having compound interest and the total of $15,737,517 in principal and interest was restructured as eight-year term notes with a fixed simple interest rate of 9% per annum. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period. As a result of this loan restructuring, we expect interest expense to decline due to reduced interest rates as well as the lack of compounding and, in addition, we hope to make additional repayments in the future on this debt.

Net Loss

Net loss for the three months ended June 30, 2007 decreased approximately $1,708,000, or 57%, to $1,294,000 from $3,002,000 for the corresponding period in 2006. This was due to increased revenue of $4,162,000, primarily from USL and Novartis, partially offset by an increase in operating expenses of $2,457,000, mainly from an increase in cost of goods sold of $1,517,000 due to the sales of Fortical to USL and peptide to Novartis. Net loss for the six months ended June 30, 2007 decreased approximately $4,706,000, or 75%, to $1,538,000 from $6,244,000 for the corresponding period in 2006. This was due to increased revenue of $10,104,000, primarily from USL and Novartis, partially offset by an increase in operating expenses of $5,418,000, mainly from an increase in cost of goods sold of $3,536,000 due to the sales of Fortical to USL and peptide to Novartis. Net losses may continue unless we achieve recognizable revenue from milestones under our GSK and Novartis agreements, sign new revenue generating research, licensing or distribution agreements or generate sufficient sales and royalties from Fortical.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had cash and cash equivalents of $6,765,000, an increase of $3,407,000 from December 31, 2006. The increase was primarily a result of Fortical sales and royalties received under our agreement with USL (see Note D), a $2,500,000 upfront payment from Novartis related to a supply agreement signed in January 2007 (see Note E), as well as an additional $5,500,000 received from Novartis in April 2007 for a milestone achieved in February 2007 (see Note E).

Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans and (5) the sale of our common stock. Since August 2005, we have also generated cash from sales and royalties on Fortical. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestones are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and further acceptance in the marketplace and could be impacted by any manufacturing, distribution or regulatory issues.

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. At December 31, 2006, these short-term loans aggregated $8,105,000 with associated accrued interest of $8,081,180. At May 10, 2007, after principal payments of $1,010,000 during 2007, principal and interest were $7,095,000 and $8,642,517, respectively. This total owed aggregated $15,737,517 and, on May 10, 2007, was restructured as eight-year term notes with a fixed simple interest rate of 9% per annum. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period. As of June 30, 2007, the aggregate principal and interest outstanding under these notes was $15,935,422. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

We believe that in the short-term we will generate cash to apply toward funding our operations primarily through sales of Fortical to USL, royalties on USL’s sales of Fortical and the achievement of milestones under our existing license agreements and, in the long-term, on sales and royalties from the sale of Fortical and other licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral and nasal forms of calcitonin, as well as for other peptides, for our peptide manufacturing technology and for our SDBG technology. However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, bulk product sales and reimbursement for development expenses of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product (see Note C).

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During the first half of 2007, Fortical sales were $4,915,000 and Fortical royalties were $2,920,000. We expect Fortical sales and royalties to continue in 2007 and future years, but we cannot predict the levels of activity (see Note D).

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We plan to continue to develop our calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product. Therefore, the anticipated completion date is outside our control and unknown to us. In the first quarter of 2007, under this agreement, we earned a $5,500,000 milestone payment from Novartis, which was received in April 2007, for the initiation of their oral calcitonin Phase III clinical study for osteoporosis (see Note E).

In January 2007, we signed a supply agreement with Novartis. Under this agreement, in March 2007, we received a $2.5 million payment to supply Novartis with specified quantities of bulk peptide necessary to support Novartis’ development program for a novel osteoporosis treatment (see Note E).

We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of manufacturing processes and delivery technologies for various peptide products for the treatment of osteoporosis, including nasal and oral calcitonin and oral PTH. We are also developing potential products in the area of SDBG. In general, we seek to develop the basic product or technology and then license the product or technology to an established pharmaceutical company to complete the development, clinical trials and regulatory process. As a result, we will not control the nature, timing or cost of bringing our products and technologies to market. Each of these products and technologies is in various stages of completion.

•	For nasal calcitonin, a license agreement was signed in November 2002 with USL. Fortical was approved by the FDA and launched by USL in August 2005, generating sales and royalties.

•

For oral calcitonin, we have two ongoing programs. Our external program is with Novartis and is currently in Phase III. The anticipated completion date is outside our control and unknown to us. For our internal program we are seeking a licensee to participate in our product’s development. A small, short-term human study was recently initiated. The costs of future clinical trials may be borne by a future licensee depending upon our future financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, it is too early to speculate on the probability or timing of a marketable oral calcitonin product. We will incur certain additional development costs.

•

For oral PTH, a Phase I human trial, which commenced in June 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable oral PTH product. We signed a license agreement for this product with GSK in April 2002. We will incur certain additional development costs.

•

Under the terms of a joint venture agreement in China with SPG, we are obligated to contribute up to $405,000 in cash after approval of its NDA (which was filed in China in September 2003) and up to an additional $495,000 in cash within two years thereafter. These amounts may be reduced or offset by our share of the entity’s profits, if any. The approval of the NDA in China, and the timing of such approval, is uncertain.

•

For our SDBG program, we have conducted various preclinical studies. This program is in a very early stage of development and therefore it is too early to speculate on the probability or timing of a license agreement for this technology or on a possible commercial product.

Due to our limited financial resources, any decline in Fortical sales, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products, or loss of patent protection, may have an adverse effect on our cash flow and operations. In July 2006, we and USL jointly filed a patent infringement lawsuit against Apotex for infringement of our nasal calcitonin patent. If we are unsuccessful in our lawsuit, and if Apotex receives FDA approval and is able to launch its product, the launch of this generic product could have an adverse effect on our cash flow and operations. In addition, any material interruption or failure in manufacturing, marketing or distribution of Fortical will have an adverse effect on our cash flow and operations.

If USL cannot continue to successfully market Fortical, or if we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement in the near term, we would need to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. We also could consider a sale or merger of Unigene. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether or not any of our products other than Fortical will be approved, or will be commercially successful.

We have incurred annual operating losses since our inception and, as a result, at June 30, 2007, had an accumulated deficit of approximately $121,000,000. Our 2007 cash requirements to operate our research and peptide manufacturing facilities and develop our products should increase due to anticipated spending on internal research projects, including oral calcitonin and oral PTH, SDBG, as well as patent infringement litigation costs. At June 30, 2007 we had working capital of approximately $9,000,000. We believe that cash on hand as well as cash generated from Fortical sales and royalties will be sufficient to meet our obligations for the next twelve months.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that are both important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 3 of the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in the application of GAAP.

Revenue Recognition: We recognize revenue from the sale of products and from royalties, licensing agreements, research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services is recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when work is conducted under the grant. Sales and grant revenues generally do not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectibility is reasonably assured. In the case of USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure, as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which prior to 2007 differed from calendar quarters by one month. Beginning in the first quarter of 2007, USL is providing royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) includes royalty revenue for four months, from December 2006 through March 2007 and our six-month period ended June 30, 2007 includes royalty revenue for seven months, from December 2006 through June 2007. This quarter reported and future quarters will report three months of royalty revenue, corresponding to our calendar quarters. The effect of the inclusion of the extra month of royalty revenue in both the quarter ended March 31, 2007 and the six months ended June 30, 2007 is an additional $536,000 of revenue.

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

In addition, EITF No. 00-21 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 had a significant impact on our 2004 and 2007 financial statements due to our 2004 Novartis license agreement. Accordingly, development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement. As of June 30, 2007, approximately $6,917,000 of milestone payments from Novartis is being deferred over the estimated performance period through 2018.

Under our 2007 supply agreement with Novartis, we received an upfront payment of $2,500,000 in March 2007. Based upon production and development expenditures incurred, we recognized $900,000 in revenue in the second quarter of 2007 ($792,000 in sales revenue and $108,000 in development fees) and we recognized $2,500,000 in revenue in the first half of 2007 ($2,200,000 in sales revenue and $300,000 in development fees). Revenue was allocated between sales revenue and development services revenue based upon the proportion of costs incurred for the two revenue categories. At June 30, 2007 we had no further obligations under such supply agreement.

Accounting for Stock Options: For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with SFAS 123(R). We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. For the three months ended June 30, 2007, we recognized share-based compensation cost of $227,000, which consisted of $165,000 in general and administrative expenses and $62,000 in research, development and facility expenses. For the six months ended June 30, 2007, we recognized share-based compensation of $538,000, which consisted of $373,000 in general and administrative expenses and $165,000 in research, development and facility expenses. Stock options and warrants issued to consultants are accounted for in accordance with SFAS 123(R) and EITF No. 96-18. Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested. Based upon options issued to consultants, we recognized $61,000 and $144,000 in compensation expense for the three-month and six-month periods ended June 30, 2007, respectively. These amounts are included in research, development and facility expenses.

Inventory: Production inventories, at our Boonton, NJ location are stated at the lower of cost or market, valued at actual cost which approximates FIFO. Research inventories, at our Fairfield, NJ location, are stated at the lower of cost (using the FIFO method) or market. Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserve for finished goods production was $950,000 at June 30, 2007, an increase of $149,000 from December 31, 2006.

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

Prior to our May 2007 debt restructuring, we were exposed to fluctuations in interest rates due to the use of variable rate debt as a component of the funding of our operations. We did not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. Beginning in the first quarter of 2001, our interest rate exposure on our notes payable-

stockholders was affected by our failure to make principal and interest payments when due. In May 2007, these notes were restructured into long-term notes with a fixed simple interest rate. For a further discussion, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” as well as Note F to the financial statements. We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

The information below summarizes our market risks associated with interest bearing debt obligations as of June 30, 2007. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

		Calendar Year
Contractual Obligations	Carrying Amount	2007	2008	2009	2010	2011	Thereafter
Notes payable - stockholders	$15,737,517	$—	$—	$—	$2,360,628	$3,147,503	$10,229,386
Fixed interest rate	9%
Capital leases	75,550	35,042	38,643	1,865	—	—	—

Fixed interest rate	9% - 13%
Total	$15,813,067	$35,042	$38,643	$1,865	$2,360,628	$3,147,503	$10,229,386

Item 4.	Controls and Procedures

For the quarterly period ending June 30, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2007, our disclosure controls and procedures were designed and were being operated in a manner that provided reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Furthermore, our principal executive officer and our principal financial officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period ended June 30, 2007.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended. See “Forward-Looking Statements.”

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006. Except as noted below, no material changes to the risk factors disclosed in the 10-K has been identified during the three months ended June 30, 2007:

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at June 30, 2007, we had an accumulated deficit of approximately $121,000,000. Our gross revenues for the six months ended June 30, 2007, and the years ended December 31, 2006, 2005 and 2004 were $11,046,000, $6,059,000, $14,276,000 and $8,400,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue for the six months ended June 30, 2007 consisted primarily of Fortical sales and royalties, as well as Novartis sales and development fees. As of June 30, 2007, we had three material revenue generating license agreements. We believe that to achieve profitability we will require at least the continuing market penetration of Fortical or the successful commercialization of our SDBG technology, our oral calcitonin product, our oral PTH product, or another oral peptide product in the U.S. and/or abroad.

For the six months ended June 30, 2007 we had an operating loss of $915,000. For 2006 we had a loss from operations of $10,980,000. For 2005, we had operating income of $594,000 and for 2004 we had a loss from operations of $5,344,000. Our net loss for the six months ended June 30, 2007 was $1,538,000. Our net losses for the years ended December 31, 2006, 2005 and 2004 were $11,784,000, $496,000 and $5,941,000, respectively. We might never be profitable.

We believe that cash on hand as well as cash generated from Fortical sales and royalties will be sufficient to meet our obligations for the next 12 months.

We may require additional funding to sustain our operations and our ability to secure additional financing is uncertain.

We may be unable to raise on acceptable terms, if at all, the capital resources necessary to conduct our operations if our Fortical sales and royalties are less than anticipated. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations.

We had cash flow deficits from operations of $10,962,000, $2,318,000 and $1,220,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We had cash flow provided by operations of $5,055,000 for the six months ended June 30, 2007. We believe that we will generate financial resources to apply toward funding our operations through sales of Fortical to USL, royalties from USL sales of Fortical, the achievement of milestones in the Novartis and GSK agreements and/or through the sale of peptides to GSK and Novartis. However, if USL is unable to further increase the market share for Fortical or if we are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations.

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

As of June 30, 2007, there were outstanding warrants to purchase 2,371,571 shares of our common stock, all but 20,000 of which are currently exercisable, at an average exercise price of $2.73 per share. There were also outstanding stock options to purchase an aggregate of 3,887,415 shares of common stock, at an average exercise price of $1.41 of which 3,290,791 are currently exercisable. The exercise of warrants or options at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with other financing efforts.

Item 3.	Defaults Upon Senior Securities

(a)	See description of notes payable to stockholders in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 4.	Submission of Matters to a Vote of Security Holders

On June 15, 2007, we held our Annual Meeting of Stockholders in East Hanover, New Jersey. The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for and against or withheld and, as applicable, the number of abstentions and broker non-votes as to each such matter.

Our stockholders voted to elect the following members of our Board of Directors for terms of one year each:

Nominee	For	Withheld
Jay Levy	68,648,022	7,615,894
Ronald S. Levy	74,213,355	2,050,561
Warren P. Levy	74,379,422	1,884,494
Allen Bloom	69,933,908	6,330,008
J. Thomas August	74,433,880	1,830,036
Robert F. Hendrickson	75,629,481	634,435
Marvin L. Miller	70,048,391	6,215,525
Bruce Morra	75,621,808	642,108
Peter Slusser	75,413,731	850,185

Our stockholders voted as follows to ratify the appointment of Grant Thornton LLP as our independent auditors for the fiscal year ending December 31, 2007:

For	Against	Abstain
75,615,412	526,884	121,620

Item 6.	Exhibits

Number	Description
31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

	By:	/s/ Warren P. Levy
August 9, 2007		Warren P. Levy, President
(Chief Executive Officer)

	By:	/s/ William Steinhauer
August 9, 2007		William Steinhauer, Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

UNIGENE LABORATORIES, INC.

INDEX TO EXHIBITS

No.	EXHIBIT
31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer