Form 10-Q
period 2007-09-30
UNIGENE LABORATORIES INC
filed 2007-11-09
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Common Stock, $.01 Par Value—87,750,715 shares as of November 1, 2007

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIGENE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,004,197	$3,357,351
Accounts receivable	3,415,961	1,240,114
Inventory	2,676,225	5,283,000
Prepaid expenses and other current assets	226,530	303,444

Total current assets	13,322,913	10,183,909

Noncurrent inventory	445,958	—
Property, plant and equipment, net	2,419,560	2,364,141
Investment in joint venture	29,295	30,545
Patents and other intangibles, net	1,734,509	1,438,848
Other assets	133,933	33,879

Total assets	$18,086,168	$14,051,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$906,455	$884,958
Accrued expenses—other	2,093,011	1,806,707
Current portion—deferred licensing fees	1,262,756	762,752
Notes payable—stockholders	—	8,105,000
Accrued interest—stockholders	—	8,081,180
Current portion—capital lease obligations	49,029	70,780
Income tax payable	83,000	—

Total current liabilities	4,394,251	19,711,377
Notes payable-stockholders	15,737,517	—
Accrued interest-stockholders	473,218	—
Deferred licensing fees, excluding current portion	12,297,022	8,156,262
Capital lease obligations, excluding current portion	8,223	40,880
Deferred compensation	365,682	330,643

Total liabilities	33,275,913	28,239,162

Commitments and contingencies

Stockholders’ deficit:
Common Stock—par value $.01 per share, authorized 135,000,000 shares, issued and outstanding: 87,750,715 shares in 2007 and 87,731,015 shares in 2006	877,507	877,310
Additional paid-in capital	105,516,211	104,740,178
Accumulated deficit	(121,583,463)	(119,805,328)

Total stockholders’ deficit	(15,189,745)	(14,187,840)

Total liabilities and stockholders’ deficit	$18,086,168	$14,051,322

See notes to condensed financial statements.	3

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Product sales	$4,142,635	$837,217	$11,258,044	$837,217
Royalties	1,628,476	672,771	4,548,575	1,218,417
Licensing revenue	280,691	189,189	859,237	567,567
Development fees	—	—	300,000	—
Grant and other revenue	291,668	1,693	424,098	20,547

	6,343,470	1,700,870	17,389,954	2,643,748

Operating expenses:
Cost of goods sold	2,685,720	504,515	6,365,124	504,515
Research, development and facility expenses	1,911,673	1,923,230	6,214,768	5,382,361
General and administrative	1,706,563	1,468,774	5,685,886	4,553,033

	6,303,956	3,896,519	18,265,778	10,439,909

Operating income (loss)	39,514	(2,195,649)	(875,824)	(7,796,161)

Other income (expense):
Interest and other income	91,214	73,215	240,914	214,251
Interest expense-principally to stockholders	(285,656)	(392,400)	(1,058,225)	(1,177,377)

Loss before income taxes	(154,928)	(2,514,834)	(1,693,135)	(8,759,287)
Income tax expense	(85,000)	—	(85,000)	—

Net loss	$(239,928)	$(2,514,834)	$(1,778,135)	$(8,759,287)

Loss per share – basic and diluted:
Net loss per share	$(0.00)	$(0.03)	$(0.02)	$(0.10)

Weighted average number of shares outstanding - basic and diluted	87,749,919	87,724,621	87,739,140	86,504,303

See notes to condensed financial statements.	4

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

Nine Months Ended September 30, 2007

(Unaudited)

	Common Stock		Additional
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2007	87,731,015	$877,310	$104,740,178	$(119,805,328)	$(14,187,840)
Exercise of stock options	19,700	197	9,749	—	9,946
Recognition of stock option compensation expense—employees and directors	—	—	681,709	—	681,709
Recognition of stock option compensation expense—consultants	—	—	84,575	—	84,575
Net loss	—	—	—	(1,778,135)	(1,778,135)

Balance, September 30, 2007	87,750,715	$877,507	$105,516,211	$(121,583,463)	$(15,189,745)

See notes to condensed financial statements.	5

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,778,135)	$(8,759,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(859,237)	(567,567)
Non-cash stock option compensation	766,284	561,121
Depreciation, amortization and impairment of long-lived assets	466,186	416,299
Increase in accrued interest-stockholders	1,034,555	1,142,236
Inventory reserve provision	149,079	(178,104)
Increase in deferred compensation	35,039	321,559

Changes in operating assets and liabilities:
(Increase) decrease in other assets	(12,495)	53,056
Increase in accounts receivables	(2,175,847)	(11,897)
Decrease (increase) in inventory	2,011,738	(2,242,234)
Increase (decrease) in accounts payable, taxes payable and accrued expenses	390,803	(608,995)
Increase in deferred revenue	5,500,000	6,000

Net cash provided by (used in) operating activities	$5,527,970	$(9,867,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(416,436)	(493,579)
Increase in patents and other intangibles	(375,428)	(162,867)
(Increase) decrease in other assets	(9,396)	2,595
Construction of leasehold and building improvements	(25,402)	(38,662)

Net cash used in investing activities	(826,662)	(692,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock-net	—	12,742,522
Repayment of short-term stockholder notes	(1,010,000)	(2,000,000)
Repayment of capital lease obligations	(54,408)	(58,936)
Proceeds from exercise of stock options	9,946	555,749

Net cash (used in) provided by financing activities	(1,054,462)	11,239,335

Net increase in cash and cash equivalents	3,646,846	679,009
Cash and cash equivalents at beginning of period	3,357,351	4,146,486

Cash and cash equivalents at end of period	$7,004,197	$4,825,495

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of long-term stockholder notes in exchange for short-term stockholder notes and accrued interest	$15,737,517	$—

Cash payments:
Cash paid for interest	$14,000	$12,500
Cash paid for income taxes	2,000	—

See notes to condensed financial statements.	6

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

NOTE A—BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2006.

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

NOTE B—LIQUIDITY

At September 30, 2007, we had cash and cash equivalents of $7,004,000, an increase of $3,647,000 from December 31, 2006. The increase was primarily a result of Fortical® sales and royalties received under our agreement with Upsher-Smith Laboratories, Inc., or USL (see Note D), a $2,500,000 payment from Novartis related to a supply agreement signed in January 2007 (see Note E), as well as an additional $5,500,000 received from Novartis in April 2007 for a milestone achieved in February 2007 (see Note E).

Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans and (5) the sale of our common stock. Since August 2005, we have also generated cash from Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestones are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and further acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. At December 31, 2006, these short-term loans aggregated $8,105,000 with associated accrued interest of $8,081,180. At May 10, 2007, after principal payments of $1,010,000 during 2007, principal and interest were $7,095,000 and $8,642,517, respectively. The total owed aggregated $15,737,517 and, on May 10, 2007, was restructured as eight-year term notes with a fixed simple interest rate of 9% per annum. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period. As of September 30, 2007, the aggregate principal and interest outstanding under these notes was $16,210,735. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

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

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During the nine months ended September 30, 2007, Fortical sales were $9,058,000 and Fortical royalties were $4,549,000. We expect Fortical sales and royalties to continue in 2007 and future years, but we cannot predict the levels of activity (see Note D).

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

•

For oral calcitonin, we have two ongoing programs. Our external program is with Novartis and is currently in Phase III. The anticipated completion date is outside our control and unknown to us. For our internal program, we are seeking a licensee to participate in our product’s development. A small, short-term human study was initiated and successfully concluded in 2007. The costs of future clinical trials may be borne by a future licensee depending upon our future financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, it is too early to speculate on the probability or timing of a marketable oral calcitonin product. We will incur certain additional development costs.

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

We have incurred annual operating losses since our inception and, as a result, at September 30, 2007, had an accumulated deficit of approximately $121,600,000. Our 2007 cash requirements to operate our research and peptide manufacturing facilities and develop our products have increased due to higher spending on internal research projects, including oral calcitonin and oral PTH, SDBG, as well as patent infringement litigation costs. In addition, over the next several months, we have committed to purchase approximately $1,000,000 of materials for use in our internal development programs. We also expect to spend approximately $1,500,000 – $2,000,000 on construction costs and furnishings for our new administrative and regulatory offices in Boonton, New Jersey. At September 30, 2007, we had working capital of approximately $9,000,000. We believe that cash on hand as well as cash generated from Fortical sales and royalties will be sufficient to meet our obligations for the next twelve months.

NOTE C—GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002, and we also received an additional $1,000,000 milestone payment in 2003. In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through September 30, 2007. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through September 30, 2007. For the three and nine months ended September 30, 2007 we recognized $50,000 and $150,000, respectively, in licensing revenue. There were no PTH sales to GSK during 2007. Bulk product sales to licensees, prior to product approval, are typically inconsistent and subject to the needs of the licensee. GSK could make additional milestone payments to us in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns regarding the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

NOTE D—UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. During 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. During 2005, we received the final $4,000,000 milestone payment for the FDA’s approval of Fortical. Fortical was approved by the FDA and launched by USL in August 2005. Revenue for the three months ended September 30, 2007 consisted of $4,143,000 in Fortical sales, $1,628,000 in royalties and $39,000 in licensing revenue. Revenue for the nine months ended September 30, 2007 consisted of $9,058,000 in Fortical sales to USL, $4,549,000 in royalties and $118,000 in licensing revenue. From August 2005 through September 2007, we have recognized an aggregate of $18,359,000 in Fortical sales to USL and $9,612,000 in Fortical royalties. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports were based on their manufacturing quarters which through 2006 differed from calendar quarters by one month. Therefore, our quarterly reporting periods prior to 2007 did not include royalty revenue for the last month of that period as such information was not available and could not be reliably estimated at that time. Beginning in the first quarter of 2007, USL provided and will continue to provide royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) included royalty revenue for four months, from December 2006 through March 2007. Our three months ended September 30, 2007 reported, and future quarters will report, three months of royalty revenue, corresponding to our calendar quarters. The effect of the inclusion of the 4th month of revenue in the quarter ended March 31, 2007 and the nine months ended September 30, 2007 is an additional $536,000 of revenue. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

NOTE E—NOVARTIS AGREEMENTS

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

During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is being used by Novartis in ongoing clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. In February 2007, under our 2004 agreement, we earned a $5,500,000 milestone payment from Novartis, which was received in April 2007, for the initiation of their oral calcitonin Phase III clinical study for osteoporosis. This milestone will be recognized over the estimated remaining 11-year performance period of the license agreement, beginning March 2007. For the three months and nine months ended September 30, 2007, we recognized an aggregate of $223,000 and $586,000, respectively, in licensing revenue. We plan to continue to develop our own calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

In January 2007, we signed a supply agreement with Novartis. In March 2007, we received a $2,500,000 payment from Novartis to supply them with specified quantities of a bulk peptide necessary to support Novartis’ development program for a novel osteoporosis treatment and to provide certain product development services. Unigene used its patented manufacturing technology to develop an FDA-compliant process for the peptide and Novartis will have the opportunity to purchase additional quantities if necessary. Some of this material may be used in clinical studies. This supply agreement was completed during the first half of 2007. We have recognized an aggregate of $2,500,000 in revenue from this agreement, consisting of $2,200,000 in product sales revenue and $300,000 in development services revenue. The $2,500,000 in revenue was allocated between sales revenue and development services revenue based upon the proportion of costs incurred for the two revenue categories. At September 30, 2007 we had no further obligations under such supply agreement.

NOTE F—NOTES PAYABLE – STOCKHOLDERS

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member (collectively, the “Levys”), from time to time have made loans to us. We did not make principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001 and ending May 10, 2007, interest on loans originated through March 4, 2001 increased an additional 5% per year and was calculated on both past due principal and interest. This additional interest was approximately $0 and $219,000, respectively, for the three months ended September 30, 2007 and 2006, and $337,000 and $643,000, respectively, for the nine months ended September 30, 2007 and 2006. At May 10, 2007, after principal payments of $1,010,000 during 2007, principal and interest were $7,095,000 and $8,642,517, respectively, with interest rates ranging from 8.5% to 14.2%. The total owed aggregated $15,737,517, of which approximately $8,900,000 in principal and interest were in default, and on May 10, 2007 was restructured as eight-year term notes, none of which are in default, with a fixed simple interest rate of 9% per annum. No gain or loss was recognized on the restructuring transaction. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period, but payments may be made earlier without penalty. Total interest expense on all Levy loans was approximately $275,000 and $381,000, respectively, for the three months ended September 30, 2007 and 2006 and $1,038,000 and $1,142,000, respectively, for the nine months ended September 30, 2007 and 2006. As of September 30, 2007, total accrued interest on all Levy loans was $473,218 and the outstanding loans by these persons to us, classified as long-term debt, totaled $15,737,517 for an aggregate owed of $16,210,735. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

Outstanding stockholder loans consisted of the following at September 30, 2007 and December 31, 2006 (in thousands):

	2007	2006
Jay Levy long-term loan (1)	$8,319	$—
Levy Partnership long-term loan (2)	7,419	—
Jay Levy term loans (3)	—	1,870
Jay Levy demand loans (4)	—	525
Levy Partnership loans (5)	—	5,700
Warren Levy demand loans (6)	—	5
Ronald Levy demand loans (7)	—	5

	15,738	8,105
Accrued interest	473	8,081

Total loans and interest due to stockholders	$16,211	$16,186

(1)	This loan resulted from the May 2007 restructuring of term loans and demand loans, as well as accrued interest, which were in default. This loan consists of an eight-year term note with a fixed simple interest rate of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the agreement due to the deferred payment schedule contained in the note. Quarterly payments of principal and interest will be made over a five-year period beginning in May 2010. Accrued interest on this loan at September 30, 2007 was approximately $250,000. This loan is secured by certain of our fixed and other assets, including real property.
(2)	This loan, held by the Jaynjean Levy Family Limited Partnership, resulted from the May 2007 restructuring of non-default notes and accrued interest. This loan consists of an eight-year term note with a fixed simple interest rate of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the agreement due to the deferred payment schedule contained in the note. Quarterly payments of principal and interest will be made over a five-year period beginning in May 2010. Accrued interest on this loan at September 30, 2007 was approximately $223,000. This loan is secured by certain of our patents and patent applications.
(3)	Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes that matured January 2002 and bore interest at the fixed rate of 11% per year. These loans were originally at 6% per year. These loans were secured by a security interest in all of our equipment and a mortgage on our real property. The terms of the notes required us to make installment payments of principal and interest beginning in October 1999 and ending in January 2002 in an aggregate amount of $72,426 per month. No installment payments were made. The principal and interest on these loans were restructured into the aforementioned long-term debt in May 2007.
(4)	Loans from Jay Levy in the aggregate principal amount of $525,000, evidenced by demand notes which bore a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (14.2% at May 10, 2007). These loans were originally at the Merrill Lynch Margin Loan Rate plus .25%. These loans were secured by a security interest in our equipment and real property. The principal and interest on these loans were restructured into the aforementioned long-term debt in May 2007.
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

(6)	Loan from Warren Levy in the amount of $5,000 bore interest at the Merrill Lynch Loan Rate plus .25%. This loan was secured by a secondary security interest in our equipment and real property and was repaid in full in January 2007.
(7)	Loan from Ronald Levy in the amount of $5,000 bore interest at the Merrill Lynch Margin Loan Rate plus .25%. This loan was secured by a secondary security interest in our equipment and real property and was repaid in full in January 2007.

NOTE G—INVENTORY

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
Current Inventory
Finished goods – net of allowances of $950,000 and $801,000, respectively	$1,312,460	$3,531,147
Work in process	196,200	—
Raw materials	1,167,565	1,751,853

Total	$2,676,225	$5,283,000

Noncurrent Inventory
Raw Materials	$445,958	$—

Production inventories, at our Boonton, NJ location, are stated at the lower of cost or market, valued at actual cost which approximates the first-in, first out method (FIFO). Research inventories, at our Fairfield, NJ location, are stated at the lower of cost (using the FIFO method) or market. Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and work in process production were $950,000 at September 30, 2007, an increase of $149,000 from December 31, 2006. The increase was due to excess peptide production. Based upon expected future orders, $446,000 of our raw material inventory was classified as a noncurrent asset. We expect this inventory to be fully recoverable, therefore no reserve was necessary.

NOTE H—FINANCING

In March 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar Capital Master Fund, Ltd. (“Magnetar”) pursuant to a common stock purchase agreement. The shares are freely tradable. The five-year warrant is currently exercisable at an exercise price per share of $4.25 and was outstanding at September 30, 2007. We received gross proceeds of $13,000,000 before expenses of approximately $250,000. Pursuant to the registration rights agreement executed in connection with the private placement, we agreed to file and keep a registration statement effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144(k), (ii) the date 24 months after the closing of the private placement or (iii) the date on which all of the registrable securities covered by such registration statement have been sold. A registration statement was declared effective in September 2006. If, on any day after the date on which the registration statement is declared effective, sales of all the registrable securities cannot be made (other than during a specified grace period), then we shall pay to each holder of registrable securities an amount in cash equal to 2% of the aggregate purchase price on the date sales cannot be made, after the applicable grace period, and 2% of the aggregate purchase price for each 30 day period (pro-rated for periods totaling less than 30 days). We do not believe that this penalty provision will have a material impact on our financial condition.

NOTE I—CHINA JOINT VENTURE

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

NOTE J—STOCK OPTION COMPENSATION

We have stockholder-approved stock option plans for employees and directors under which we have granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a one to four year period and typically expire ten years from the date of grant. Shares for option exercises are issued from authorized and unissued shares. At September 30, 2007, we had reserved approximately 3,023,000 shares for future stock option grants.

We account for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS No. 123 (R) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested. Based upon options issued to consultants, we recognized a compensation benefit of $59,000 and compensation expense of

$85,000, respectively, for the three months and nine months ended September 30, 2007 and we recognized compensation benefits of $13,000 and $35,000, respectively, for the three months and nine months ended September 30, 2006. These amounts are included in research, development and facility expenses.

Under SFAS 123(R), compensation cost for the three months and nine months ended September 30, 2007 and 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). For the three months ended September 30, 2007, we recognized share-based compensation cost of $144,000, which consisted of $135,000 in general and administrative expenses and $9,000 in research, development and facility expenses. For the three months ended September 30, 2006, we recognized share-based compensation cost of $147,000, which consisted of $141,000 in general and administrative expenses and $6,000 in research and development expenses. For the nine months ended September 30, 2007, we recognized share-based compensation costs of $682,000, which consisted of $508,000 in general and administrative expense and $174,000 in research, development and facility expense. For the nine months ended September 30, 2006, we recognized share-based compensation costs of $596,000, which consisted of $441,000 in general and administrative expense and $155,000 in research, development and facility expense. We did not capitalize any share-based compensation cost.

As of September 30, 2007, there was $510,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of less than 1 year.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected volatility	59.6%	75.5%	67.4%	82.9%
Expected dividends	—	—	—	—
Expected term (in years)	5.3	5.0	5.3	5.0
Risk-free rate	4.3%	4.6%	4.6%	4.9%
Forfeiture rate	20%	20%	20%	20%

We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. The Company has no present intention of declaring any dividends. For the three months and nine months ended September 30, 2007 and 2006, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We based expected volatility on historical volatility. We estimated the expected term of stock options using historical exercise experience.

A summary of option activity as of September 30, 2007 and changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,783,415	$1.38
Granted	190,000	2.25
Exercised	(19,700)	0.50
Forfeited or expired	(63,500)	1.80

Outstanding at September 30, 2007	3,890,215	$1.42	5.4	$2,752,319

Exercisable at September 30, 2007	3,311,841	$1.19	4.8	$2,738,066

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2007 and 2006 was $1.17 and $1.93, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $1.38 and $3.30, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended September 30, 2007 and 2006 was $22,000 and $18,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $34,000 and $340,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2007 and 2006 was $5,000 and $3,000, respectively. Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2007 and 2006 was $10,000 and $556,000, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for the three months and nine months ended September 30, 2007 and 2006.

NOTE K—NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of our statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for the three and nine month periods ended September 30, 2007 and 2006 because inclusion of our stock options and warrants (approximately 6,264,000 and 5,844,000 shares of common stock, if exercised, for the three-month periods ended September 30, 2007 and September 30, 2006, respectively, and approximately 6,206,000 and 5,562,000 shares of common stock, if exercised, for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively), would be antidilutive.

NOTE L—PATENTS AND OTHER INTANGIBLES

Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. Other intangibles are recorded at cost and are amortized over their estimated useful lives. As of September 30, 2007, nine of our patents had issued in the U.S., seventy-five had issued in various foreign countries and various other applications were pending.

Details of intangible assets are summarized as follows:

	September 30, 2007			December 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$138,000	$6,000	$144,000	$136,000	$8,000
Patents	1,409,000	947,000	462,000	1,388,000	870,000	518,000
Deferred Patents	1,252,000	—	1,252,000	898,000	—	898,000
Deferred Trademarks	15,000	—	15,000	15,000	—	15,000

	$2,820,000	$1,085,000	$1,735,000	$2,445,000	$1,006,000	$1,439,000

NOTE M—DEFERRED COMPENSATION PLAN

In December 2005, our Board of Directors approved the adoption of a deferred compensation plan for Dr. Ronald Levy, Executive Vice President and Director of the Company, and Dr. Warren Levy, President, Chief Executive Officer and Director of the Company. Previously, Drs. Levy were the beneficiaries of split-dollar life insurance policies owned by the Company with a face value of $1,000,000 each that were originally purchased in 1988. These policies were terminated without any consideration paid to them in 2005 due to changes in the tax law as well as Sarbanes-Oxley regulations, and we received the entire cash proceeds. In recognition of the services of Drs. Levy and the cancellation of the split-dollar life insurance policies, the Board recommended the adoption of a deferred compensation plan. The major features of the plan are as follows: The Company agrees to credit a book account with $25,000 per year on January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for each participant; the credits to the accounts would be 100%

vested; upon the death of a participant, any remaining contributions would be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions shall be made to each participant’s account. The related contracts were finalized and executed in February 2006. Therefore, we recognized this liability in the first quarter of 2006 in the amount of $304,000 which represented the net present value of the future payments. As of September 30, 2007, this liability was approximately $366,000. As of September 30, 2007, both of these accounts had been funded to date in the aggregate amount of $119,000 ($100,000 plus $19,000 in interest and gains) and these accounts are included on the Balance Sheet in other assets.

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

NOTE N—LEGAL PROCEEDINGS

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis, is covered by U.S. Patent No. 6,440,392 (the “Fortical Patent”). In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product which is the subject of an Apotex pending Abbreviated NDA, or ANDA. On July 24, 2006, we and USL jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together “Apotex”), in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provides for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. We are seeking a ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical Patent and its ANDA should not be approved before the expiration date of the Fortical Patent. We are also seeking an injunction to prevent Apotex from commercializing its ANDA product before the expiration of the Fortical Patent and to recover the attorneys’ fees and costs which we and USL incur in connection with these proceedings. However, there is the usual litigation risk that we will not be successful in the suit. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

NOTE O—RIGHTS PLAN

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

RESULTS OF OPERATIONS

Introduction

We are a biopharmaceutical company engaged in the research, production and delivery of small proteins, referred to as peptides, for medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream. We currently have two operating locations: a laboratory research facility with administrative offices in Fairfield, New Jersey and a pharmaceutical production facility in Boonton, New Jersey. A third location for administrative and regulatory offices is being developed in Boonton, New Jersey. Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. Our revenue for the past three years has primarily been derived from domestic sources. We have licensed worldwide rights to our manufacturing and delivery technologies for oral PTH to GSK. We have also licensed in the U.S. our nasal calcitonin product, which we have trademarked as Fortical, to USL. Fortical was approved by the FDA in August 2005. This is our first product approval in the United States. Both of these products are for the treatment of osteoporosis. We have also licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis. We have an injectable calcitonin product, Forcaltonin® that is approved for sale in the European Union for osteoporosis indications. This product has not generated significant revenue. To expand our product pipeline we are developing our SDBG technology in conjunction with Yale University, we have in-licensed technology from Queen Mary, University of London and we periodically perform feasibility studies for third parties. Our products other than Fortical in the United States will require clinical trials and/or approvals from regulatory agencies and all of our products will require acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive regulatory approval or significant revenue for these products. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do.

We generate revenue through licensing and supply agreements with pharmaceutical companies and by achieving milestones, product sales and royalties under those agreements. Those agreements, to date, have not been sufficient to generate all of the cash necessary to meet our needs. In addition, there are risks that current collaborations will not be successful and that future collaborations will not be consummated. We have tried to mitigate these risks by developing additional proprietary technologies and by pursuing additional licensing opportunities but there is no guarantee that these efforts will be successful. We are also seeking to generate additional revenue from sales of Fortical, but there is no guarantee that the product will generate significant additional revenue.

We have also generated cash from officer loans and from stock offerings. The officer loans have added debt to our balance sheet and, after being restructured in May 2007, will require repayment over a five-year period beginning in May 2010. Our various stock offerings have provided needed cash but it is uncertain if we decide to raise money in the future whether we can do so under favorable terms. In March 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar pursuant to a common stock purchase agreement. The five-year warrant is currently exercisable at an exercise price per share of $4.25. We received gross proceeds of $13,000,000 before expenses of approximately $250,000.

The current need of major pharmaceutical companies to add products to their pipelines is a favorable trend for us and for other small biopharmaceutical companies. But this need is subject to rapid change and it is uncertain whether additional major pharmaceutical companies will have interest in licensing our products or technologies.

Revenue

Revenue is summarized as follows for the three-month and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product Sales	$4,142,635	$837,217	$11,258,044	$837,217
Royalties	1,628,476	672,771	4,548,575	1,218,417
Licensing Revenue	280,691	189,189	859,237	567,567
Development Fees	—	—	300,000	—
Grant and Other Revenue	291,668	1,693	424,098	20,547

	$6,343,470	$1,700,870	$17,389,954	$2,643,748

Revenue for the three months ended September 30, 2007 increased $4,642,000, or 273%, to $6,343,000 from $1,701,000 in the comparable period in 2006. Revenue for the nine months ended September 30, 2007 increased $14,746,000, or 558%, to $17,390,000 from $2,644,000 in the comparable period in 2006. These increases were primarily due to an increase in market share for Fortical during 2007 resulting in an increase of Fortical sales of $3,305,000 and $8,221,000, respectively, for the three months and nine months ended September 30, 2007 compared to the comparable periods in 2006. In addition, there was an increase in Fortical royalties of $956,000 and $3,330,000, respectively, for the three months and nine months ended September 30, 2007 compared to the comparable periods in 2006. In the first half of 2006, because distributors’ inventories at that time were sufficient to meet demand, we did not have any sales of Fortical to USL. Sales recommenced in the third quarter of 2006. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which prior to 2007 differed from calendar quarters by one month. Beginning in the first quarter of 2007, USL is providing royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) included royalty revenue for four months, from December 2006 through March 2007. In this quarter we reported, and in future quarters we will report, three months of royalty revenue corresponding to our calendar quarters. The effect of the inclusion of the fourth month of royalty revenue in the nine months ended September 30, 2007 was an additional $536,000 of royalty revenue.

In addition, under the $2,500,000 supply agreement signed with Novartis in January 2007, we recognized $2,200,000 in product sales and $300,000 in development service fees for the nine months ended September 30, 2007. There was no revenue under this agreement in the third quarter of 2007. Also, a $5,500,000 milestone from Novartis, pursuant to our April 2004 licensing agreement, was achieved in February 2007 and received in April 2007. This milestone has been deferred and is being recognized over an 11-year period. Therefore, $125,000 and $292,000, respectively, of this milestone was recognized in the three-month and nine-month periods ended September 30, 2007.

Grant and other revenue of $292,000 and $424,000 for the three month and nine month periods ended September 30, 2007, respectively, primarily represents reimbursements under a government grant.

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

Costs and Expenses

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance. Cost of goods sold was $2,686,000 for the three months ended September 30, 2007 and represented costs associated with our Fortical production for USL. Cost of goods sold for the nine months ended September 30, 2007 of $6,365,000 represented costs associated with our Fortical production for USL and our peptide production for Novartis. Cost of goods sold for Fortical production were $505,000 for both the three months and nine months ended September 30, 2006. Cost of goods sold should continue to increase to support anticipated increases in Fortical sales, as well as possible peptide production to meet our partners’ needs.

Research, development and facility expenses primarily consist of personnel costs, supplies, outside testing and consulting expenses primarily related to our development efforts or activities related to our license agreements, as well as depreciation and amortization expense. All of our production and a portion of our research, development and facility costs are associated with our facility in Boonton, New Jersey, where costs are relatively fixed month-to-month. We allocate such costs to the manufacture of production batches for inventory purposes, to cost of goods sold, or to research, development and facility activities, based upon the activities undertaken by the personnel in Boonton each period.

Research, development and facilities expense decreased 1% to $1,912,000 for the three months ended September 30, 2007 from $1,923,000 for the same period in 2006. Cost of materials and supplies decreased $577,000, as more of these costs were allocated to cost of goods sold due to increased Fortical sales. Expenses for our oral calcitonin development program increased $204,000 primarily due to the initiation of a clinical trial and contractual research increased $201,000 primarily due to expenses related to the in-licensing of technology from the University of London. In addition, laboratory salaries increased $154,000 due primarily to the hiring of additional personnel.

Research, development and facilities expense increased 15% to $6,215,000 from $5,382,000 for the nine months ended September 30, 2007 as compared to the same period in 2006. Expenses for our oral calcitonin development program, primarily for clinical trials and outside testing and development services, increased $406,000. Contractual research increased $214,000 primarily due to expenses related to the in-licensing of technology from the University of London. In addition, personnel expenses increased $106,000 due primarily to the hiring of additional personnel. Research and development expenses could fluctuate in future years depending on the timing of expenses and extent of reimbursement of expenditures to further develop our products and technologies and to perform feasibility studies on behalf of third parties.

General and administrative expenses increased 16% to $1,707,000 from $1,469,000 for the three months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily attributed to an increase of $136,000 in professional fees, mainly due to patent infringement litigation fees, and an increase of $61,000 in officers’ compensation. General and administrative expenses increased 25% to $5,686,000 from $4,553,000 for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily attributed to an increase of $888,000 in professional fees, mainly due to patent infringement litigation fees; an increase of $293,000 in officers’ compensation, due to salary increases as well as an increase of $68,000 in non-cash stock option compensation; and an increase of $126,000 in consultant fees, mainly due to increases in office construction consultant fees. These were partially offset by a decrease in deferred compensation expense of $285,000, due to the initial charge in 2006 associated with the adoption of our deferred compensation plan in the first quarter of 2006. We expect that general and administrative expenses may continue to increase in future years due to possible additional non-cash stock option compensation expense and to anticipated escalation of legal, personnel, insurance and other costs.

Other Income/Expense

Interest expense decreased 27% to $286,000 for the three months ended September 30, 2007 as compared to $392,000 for the three months ended September 30, 2006 and decreased 10% for the nine months ended September 30, 2007 to $1,058,000 from $1,177,000 for the nine months ended September 30, 2006 due to the loan restructuring described below. All periods except for the third quarter of 2007 were affected by the fact that in 2001 we did not make principal and interest payments on certain officers' loans when due. Therefore, the interest rate on certain prior loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest for the three-month periods ended September 30, was $0 for 2007 and approximately $219,000 for 2006 and, for the nine month periods ended September 30, was approximately $337,000 for 2007 and $643,000 for 2006. On May 10, 2007, the outstanding principal and interest on all stockholder loans totaled $15,737,517 after an aggregate of $1,010,000 in repayments during 2007. On that date, interest rates ranged from 8.5% to 14.2% with certain loans having compound interest and the total of $15,737,517 in principal and interest was restructured as eight-year term notes with a fixed simple interest rate of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the agreement due to the deferred payment schedule contained in the notes. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period. As a result of this loan restructuring, we expect interest expense to decline due to reduced interest rates as well as the lack of compounding and, in addition, we hope to make prepayments in the future on this debt.

Net Loss

Net loss for the three months ended September 30, 2007 decreased approximately $2,275,000, or 90%, to $240,000 from $2,515,000 for the corresponding period in 2006. This was due to increased revenue of $4,643,000, primarily from Fortical sales and royalties partially offset by an increase in operating expenses of $2,407,000, mainly from an increase in cost of goods sold of $2,181,000 due to sales of Fortical to USL. Net loss for the nine months ended September 30, 2007 decreased approximately $6,981,000, or 80%, to $1,778,000 from $8,759,000 for the corresponding period in 2006. This was due to increased revenue of $14,746,000, primarily from USL and Novartis, partially offset by an increase in operating expenses of $7,826,000, mainly from an increase in cost of goods sold of $5,861,000 due to the increased sales of Fortical to USL and peptide to Novartis. Net losses may continue unless we achieve recognizable revenue from milestones under our GSK and Novartis agreements, sign new revenue generating research, licensing or distribution agreements or generate sufficient sales and royalties from Fortical.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had cash and cash equivalents of $7,004,000, an increase of $3,647,000 from December 31, 2006. The increase was primarily a result of Fortical sales and royalties received under our agreement with USL (see Note D), a $2,500,000 payment from Novartis related to a supply agreement signed in January 2007 (see Note E), as well as an additional $5,500,000 received from Novartis in April 2007 for a milestone achieved in February 2007 (see Note E).

Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans and (5) the sale of our common stock. Since August 2005, we have also generated cash from Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestones are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and further acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time have made loans to us. At December 31, 2006, these short-term loans aggregated $8,105,000 with associated accrued interest of $8,081,180. At May 10, 2007, after principal payments of $1,010,000 during 2007, principal and interest were $7,095,000 and $8,642,517, respectively. The total owed aggregated $15,737,517 and, on May 10, 2007, was restructured as eight-year term notes with a fixed simple interest rate of 9% per annum. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period. As of September 30, 2007, the aggregate principal and interest outstanding under these notes was $16,210,735. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

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

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During the nine months ended September 30, 2007, Fortical sales were $9,058,000 and Fortical royalties were $4,549,000. We expect Fortical sales and royalties to continue in 2007 and future years, but we cannot predict the levels of activity (see Note D).

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

•

For oral calcitonin, we have two ongoing programs. Our external program is with Novartis and is currently in Phase III. The anticipated completion date is outside our control and unknown to us. For our internal program we are seeking a licensee to participate in our product’s development. A small, short-term human study was initiated and successfully concluded in 2007. The costs of future clinical trials may be borne by a future licensee depending upon our future financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, it is too early to speculate on the probability or timing of a marketable oral calcitonin product. We will incur certain additional development costs.

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

•

For our SDBG program, we have conducted various preclinical studies. This program is in a very early stage of development and therefore, it is too early to speculate on the probability or timing of a license agreement for this technology or on a possible commercial product.

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

We have incurred annual operating losses since our inception and, as a result, at September 30, 2007, had an accumulated deficit of approximately $121,600,000. Our 2007 cash requirements to operate our research and peptide manufacturing facilities and develop our products have increased due to higher spending on internal research projects, including oral calcitonin and oral PTH, SDBG, as well as patent infringement litigation costs. In addition, over the next several months, we have committed to purchase approximately $1,000,000 of materials for use in our internal development programs. We also expect to spend approximately $1,500,000 – $2,000,000 on construction costs and furnishings for our new administrative and regulatory offices in Boonton, NJ. At September 30, 2007, we had working capital of approximately $9,000,000. We believe that cash on hand as well as cash generated from Fortical sales and royalties will be sufficient to meet our obligations for the next twelve months.

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

Revenue Recognition: We recognize revenue from the sale of products and from royalties, licensing agreements, research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services is recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when work is conducted under the grant. Sales and grant revenues generally do not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectibility is reasonably assured. In the case of USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure, as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which prior to 2007 differed from calendar quarters by one month. Beginning in the first quarter of 2007, USL is providing royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) includes royalty revenue for four months, from December 2006 through March 2007, and our nine-month period ended September 30, 2007 includes royalty revenue for ten months, from December 2006 through September 2007. In this quarter we reported, and in future quarters we will report, three months of royalty revenue corresponding to our calendar quarters. The effect of the inclusion of the extra month of royalty revenue in both the quarter ended March 31, 2007 and the nine months ended September 30, 2007 is an additional $536,000 of revenue.

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

In addition, EITF No. 00-21 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 had a significant impact on our 2004 and 2007 financial statements due to our 2004 Novartis license agreement. Accordingly, development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement. As of September 30, 2007, approximately $6,756,000 of milestone payments from Novartis is being deferred over the estimated performance period through 2018.

Under our 2007 supply agreement with Novartis, we received a payment of $2,500,000 in March 2007. Based upon production and development expenditures incurred, we recognized $2,500,000 in revenue during the nine months ended September 30, 2007 ($2,200,000 in sales revenue and $300,000 in development fees). Revenue was allocated between sales revenue and development services revenue based upon the proportion of costs incurred for the two revenue categories. At September 30, 2007, we had no further obligations under such supply agreement.

Accounting for Stock Options: For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with SFAS 123(R). We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Stock options and warrants issued to consultants are accounted for in accordance with SFAS 123(R) and EITF No. 96-18. Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model until the option is fully vested and is included in research, development and facility expenses.

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

Prior to our May 2007 debt restructuring, we were exposed to fluctuations in interest rates due to the use of variable rate debt as a component of the funding of our operations. We did not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. Beginning in the first quarter of 2001, our interest rate exposure on our notes payable-stockholders was affected by our failure to make principal and interest payments when due. In May 2007, these notes were restructured into long-term notes with a fixed simple interest rate. For a further discussion, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” as well as Note F to the financial statements. We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

The information below summarizes our market risks associated with interest bearing debt obligations as of September 30, 2007. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

	Carrying	Calendar Year
Contractual Obligations	Amount	2007	2008	2009	2010	2011	Thereafter
Notes payable—stockholders	$15,737,517	$—	$—	$—	$2,360,628	$3,147,503	$10,229,386
Fixed interest rate	9%
Capital leases	57,252	16,291	38,967	1,994	—	—	—

Fixed interest rate	9% - 13%
Total	$15,794,769	$16,291	$38,967	$1,994	$2,360,628	$3,147,503	$10,229,386

Item 4.	Controls and Procedures

For the quarterly period ending September 30, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were designed and were being operated in a manner that provided reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended. See “Forward-Looking Statements.”

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006. Except as noted below, no material changes to the risk factors disclosed in the 10-K have been identified during the three months ended September 30, 2007:

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at September 30, 2007, we had an accumulated deficit of approximately $121,600,000. Our gross revenues for the nine months ended September 30, 2007, and the years ended December 31, 2006, 2005 and 2004 were $17,390,000, $6,059,000, $14,276,000 and $8,400,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue for the nine months ended September 30, 2007 consisted primarily of Fortical sales and royalties, as well as Novartis sales and development fees. As of September 30, 2007, we had three material revenue generating license agreements. We believe that to achieve profitability at a minimum we will require the continuing market penetration of Fortical or the successful commercialization of our SDBG technology, our oral calcitonin product, our oral PTH product, or another oral peptide product in the U.S. and/or abroad.

For the nine months ended September 30, 2007 we had an operating loss of $876,000. For 2006 we had a loss from operations of $10,980,000. For 2005, we had operating income of $594,000 and for 2004 we had a loss from operations of $5,344,000. Our net loss for the nine months ended September 30, 2007 was $1,778,000. Our net losses for the years ended December 31, 2006, 2005 and 2004 were $11,784,000, $496,000 and $5,941,000, respectively. We might never be profitable.

However, we believe that cash on hand as well as cash generated from Fortical sales and royalties will be sufficient to meet our obligations for the next 12 months.

We may require additional funding to sustain our operations and our ability to secure additional financing is uncertain.

We had cash flow deficits from operations of $10,962,000, $2,318,000 and $1,220,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We had cash flow provided by operations of $5,528,000 for the nine months ended September 30, 2007. We believe that we will generate financial resources to apply toward funding our operations through sales of Fortical to USL, royalties from USL sales of Fortical, the achievement of milestones under the Novartis and GSK agreements and/or through the sale of peptides to GSK and Novartis. However, if USL is unable to further increase the market share for Fortical or if we are unable to achieve the milestones and sales on a timely basis, we would need additional funds to continue our operations.

We may be unable to raise on acceptable terms, if at all, the capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations.

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

As of September 30, 2007, there were outstanding warrants to purchase 2,371,571 shares of our common stock, all but 20,000 of which are currently exercisable, at an average exercise price of $2.73 per share. There were also outstanding stock options to purchase an aggregate of 3,890,215 shares of common stock, at an average exercise price of $1.42 of which 3,311,841 are currently exercisable. The exercise of warrants or options at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with other financing efforts.

Item 3.	Defaults Upon Senior Securities

(a)	See description of notes payable to stockholders in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 6.	Exhibits

Number	Description
10.1	License Agreement, dated April 7, 2004, between Unigene Laboratories, Inc. and Novartis Pharma AG.*

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

November 9, 2007	By:	/s/ Warren P. Levy
Warren P. Levy, President
(Chief Executive Officer)

November 9, 2007	By:	/s/ William Steinhauer
William Steinhauer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

UNIGENE LABORATORIES, INC.

INDEX TO EXHIBITS

No.	EXHIBIT
10.1	License Agreement, dated April 7, 2004, between Unigene Laboratories, Inc. and Novartis Pharma AG*

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.