Form 10-Q/A
period 2000-06-30
UNIGENE LABORATORIES INC
filed 2008-03-05
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value— 87,753,715 shares as of March 3, 2008

Explanatory Note

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Unigene Laboratories, Inc. hereby amends its Report on Form 10-Q for the quarter ended June 30, 2000, as previously filed on August 14, 2000 (the “Original Filing”). Part II, Item 6 of this Form 10-Q/A amends and restates Part II, Item 6 of the Original Filing, which Item contained redacted copies of (i) the Joint Venture Contract between Shijiazhuang Pharmaceutical Group Company, Ltd. and the registrant, dated June 15, 2000 (the “JV Agreement”), and (ii) the Articles of Association of Shijiazhuang-Unigene Pharmaceutical Corporation Limited, dated June 15, 2000 (the “Articles” and together with the JV Agreement, the “JV Documents”), for which confidential treatment was requested and granted. On March 5, 2008, by letter to the Securities and Exchange Commission, the registrant submitted a request for continued confidential treatment for certain portions of the JV Documents. The redacted versions of the JV Documents submitted with the registrant’s renewed request for confidential treatment are filed herewith as Exhibits 10.1 and 10.2.

Except as described above, all other information in the Original Filing remains unchanged and reflects the disclosures made at the time of the Original Filing. The information previously reported in the Original Filing is hereby incorporated by reference into this Form 10-Q/A.

Part II

Item 6.	Exhibits.

Number	Description

10.1	Joint Venture Contract between Shijiazhuang Pharmaceutical Group Company, Ltd. and the registrant, dated June 15, 2000. *

10.2	Articles of Association of Shijiazhuang-Unigene Pharmaceutical Corporation Limited, dated June 15, 2000. *

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

March 5, 2008	By:	/s/ Warren P. Levy
Warren P. Levy, President
(Chief Executive Officer)

March 5, 2008	By:	/s/ William Steinhauer
William Steinhauer, Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

UNIGENE LABORATORIES, INC.

INDEX TO EXHIBITS

No.	EXHIBIT

10.1	Joint Venture Contract between Shijiazhuang Pharmaceutical Group Company, Ltd. and the registrant, dated June 15, 2000. *

10.2	Articles of Association of Shijiazhuang-Unigene Pharmaceutical Corporation Limited, dated June 15, 2000. *

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

4