Form 10-K
period 2007-12-31
UNIGENE LABORATORIES INC
filed 2008-03-17
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of June 30, 2007 was $186,321,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value 87,753,715 shares as of March 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of Unigene’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2007.

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

•	We have licensed worldwide rights to our manufacturing and delivery technologies for oral parathyroid hormone, or PTH, for the treatment of osteoporosis to GlaxoSmithKline, or GSK.

•

We have licensed in the U.S. our nasal calcitonin product, which we have trademarked as Fortical®, to Upsher-Smith Laboratories, Inc., or USL. Fortical was approved by the Food and Drug Administration, or FDA, in August 2005 for the treatment of osteoporosis.

•	We have licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis Pharma AG, or Novartis.

•	We have an injectable calcitonin product, Forcaltonin®, that is approved for sale in the European Union for osteoporosis indications. This product has not generated significant revenue.

•

To expand our product pipeline we are developing our site-directed bone growth technology, or SDBG, in conjunction with Yale University and we have in-licensed technology from Queen Mary, University of London relating to potential therapies for inflammation and cardiovascular disease.

•	In addition, we periodically perform feasibility studies for third parties which could lead to licensing or other commercial opportunities for such products.

Other than Fortical in the United States, our products will require clinical trials and/or approvals from regulatory agencies and all of our products will require acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive regulatory approval or significant revenue for these products. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do.

Our Accomplishments

Among our major accomplishments are:

•

Development and Licensing of Proprietary Technology for Nasal Delivery. We have developed and patented a nasal calcitonin formulation that, in human studies, demonstrated similar blood levels to an existing nasal calcitonin product and also demonstrated a comparable decrease in bone loss, as measured by several industry accepted blood markers, and a comparable increase in bone mineral density. During 2002, we licensed U.S. rights to our nasal calcitonin product, Fortical, to USL. We filed a new drug application, or NDA, for Fortical in March 2003 and Fortical was approved by the FDA in August 2005. This is our first product approval in the United States. The launch of Fortical has resulted in sales to, and royalty payments from, USL.

•

Development and Licensing of a Proprietary Peptide Production Process. One of our principal scientific accomplishments is our success in developing a highly efficient biotechnology-based peptide production process. Several patents relating to this process have issued. We believe that this proprietary process is a key step in the more efficient and economical commercial production of medically-useful peptides. Many of these peptides cannot be produced at a reasonable cost in sufficient quantities for human testing or commercial use by other currently available production processes. We have constructed and are operating a manufacturing facility employing this process to produce PTH and calcitonin, and we have also produced laboratory-scale quantities of several other peptides. During 2002, we licensed worldwide rights to the technology to GSK for the production of PTH and during 2004 we licensed worldwide rights to the technology to Novartis for their production of calcitonin. In 2007, we signed a supply agreement with Novartis using this technology to manufacture peptide for a novel osteoporosis treatment.

•

Development and Licensing of Proprietary Technology for Oral Delivery. We have developed and patented an oral formulation that has successfully delivered therapeutically important quantities of calcitonin and PTH into the bloodstream of human subjects in studies performed by Unigene and our collaborators. We believe that the components of our patented oral product also can enable the delivery of other peptides and we have initiated studies to investigate this possibility internally and in collaboration with others. During 2001, we reported successful oral delivery in animal studies of various peptides including PTH for the treatment of osteoporosis and insulin for the treatment of diabetes. During 2002, we licensed rights to our manufacturing and delivery technologies for oral PTH to GSK. During 2004, GSK successfully completed a Phase I study for oral PTH. During 2007, a small, short-term human study for oral calcitonin was initiated by us and successfully concluded. In February 2008, we initiated a Phase I/II clinical study for oral calcitonin. The tablets used in these studies utilized an improved solid dosage form of Unigene’s Enteripep® oral delivery technology for which a patent application has been filed.

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

Our patented manufacturing and delivery technologies provide the technological foundation for our business strategy. The potential pharmaceutical products that we are developing use one or, in most cases, two of these technologies. Our oral calcitonin and oral PTH products would utilize our peptide production process, as well as our oral delivery system for peptides. These products are currently in development and, if approved, they most likely would be introduced into the market years from now. Our principal agreements are as follows:

•

GlaxoSmithKline License Agreement. In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through December 31, 2007. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through December 31, 2007. There were no milestones achieved or PTH sales to GSK during 2007. Bulk product sales to licensees, prior to product approval, are typically inconsistent and subject to the needs of the licensee. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

•

Upsher-Smith Laboratories License Agreement. In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. The $10,000,000 was received from 2002 through 2005. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the FDA and launched by USL in August 2005. In 2007, sales to USL were $10,559,000 and royalty revenue from USL was $5,572,000. We have filed a lawsuit against Apotex Inc. and Apotex Corp. for infringement of our Fortical Patent. See “Legal Proceedings.” We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. Prior to 2007, USL’s royalty reports were based on their manufacturing quarters which differed from calendar quarters by one month. Therefore, our quarterly reporting periods prior to 2007 did not include royalty revenue for the last month of that period as such information was not available and could not be reliably estimated at that time. Beginning in the first quarter of 2007, USL provided, and will continue to provide, royalty information for the last month of each calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) included royalty revenue for four months, from December 2006 through March 2007. Since then, quarters report three months of royalty revenue, corresponding to our calendar quarters. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

•	Novartis Agreements.

License Agreement

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. Through December 31, 2007, an aggregate of $13,700,000 has been received from Novartis under this agreement, including the 2007 milestone described below. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is being used by Novartis in ongoing clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. In 2007, we received a $5,500,000 milestone payment from Novartis for the initiation of their oral calcitonin Phase III clinical study for osteoporosis. This milestone will be recognized over the estimated remaining 11-year performance period of the license agreement. We plan to continue to develop our own calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

Supply Agreement

In January 2007, we signed a supply agreement with Novartis. In March 2007, we received a $2,500,000 payment from Novartis to supply them with specified quantities of a bulk peptide necessary to support Novartis’ development program for a novel osteoporosis treatment and to provide certain product development services. Unigene used its patented manufacturing technology to develop an FDA-compliant process for the peptide and Novartis will have the opportunity to purchase additional quantities if necessary. Some of this material may be used in clinical studies. This supply agreement was completed during 2007. We have recognized an aggregate of $2,500,000 in revenue from this agreement, consisting of $2,200,000 in product sales revenue and $300,000 in development services revenue. The $2,500,000 in revenue was allocated between sales revenue and development services revenue based upon the proportion of costs incurred for the two revenue categories. At December 31, 2007 we had no further obligations under such supply agreement.

•

China Joint Venture. In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group, or SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG contributed its existing injectable calcitonin license to the joint venture, which allowed the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in 2003. The approval of our NDA in China, and the timing of such approval, is uncertain. Upon approval of the Chinese NDA, we expect that the joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. Brief local human trials were initiated in 2006 and concluded in 2007. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require the joint venture to obtain local financing. The existing joint venture began operations and sales of its injectable calcitonin product in 2002 under the aforementioned SPG license. Sales by the joint venture have been used to offset its costs. We account for our investment in the joint venture under the equity method. Our investment and our share of the earnings in the existing joint venture have been immaterial to date.

Unigene and SPG have agreed to expand the activities of the joint venture to allow for the development and marketing of other pharmaceutical products. The combined capital investment commitment of both parties for the joint venture will remain at $15,000,000, representing contributions of cash and technology. Under the terms of the joint venture agreement, we are obligated to contribute up to $900,000 as a capital contribution. This contribution is expected to be payable in 2008 after the joint venture is officially registered with the Chinese government. In lieu of a cash payment, we may reduce our equity participation in the joint venture or have SPG advance the funds.

•

Other License or Distribution Arrangements. In addition to the joint venture with SPG, we have licensed distributors in Greece and Israel, where the product is not yet approved, for our nasal calcitonin product and in the United Kingdom, Ireland and Israel for our injectable product. However, these agreements have not produced significant revenues. To expand our product pipeline we are developing our SDBG technology in conjunction with Yale University, we have in-licensed technology from Queen Mary, University of London and we periodically perform feasibility studies for third parties. In addition, we are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for our products and technologies. However, we may not be successful in achieving milestones in our current agreements, obtaining regulatory approval for our products or in licensing any of our other products.

We operate as a single business segment and our revenue for the last three years, including product sales, royalties, licensing revenue and development services, has almost entirely been from our licensees: USL, GSK and Novartis, all primarily U.S. sources.

Revenue from Licensees:

	2007	2006	2005
USL	80%	90%	93%
Novartis	16%	7%	3%
GSK	1%	3%	4%
Other revenue	3%	—	—

For information regarding revenue, losses and total assets, please see our Selected Financial Data in Part II, Item 6 of this report.

Competition

Our primary business activity is biotechnology research and development. Biotechnology research is highly competitive, particularly in the field of human health care. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies, universities and other non-profit research organizations, many of which can devote considerably greater financial resources than we can to research activities. We believe that one of our main competitors in the field of oral delivery of peptides is Emisphere Technologies, Inc. Novartis’ nasal calcitonin product is the main competition for Fortical. There could also be future competition from products that are generic to our product or the innovator product. Our calcitonin and PTH products have potential applications in the treatment of osteoporosis. Fortical currently faces competition from large pharmaceutical companies who produce osteoporosis products and, if any of our other products receive regulatory approval, these other products would also face competition from large pharmaceutical companies that have substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major companies in the field of osteoporosis treatment include Novartis, Merck, Eli Lilly, Sanofi-Aventis and Procter & Gamble. We believe that we should be able to compete with these companies due both to our partnerships with GSK and USL and to our patented technologies. We believe that success in competing with others in the biotechnology industry will be based primarily upon scientific expertise and technological superiority. We also believe that success will be based on the ability to identify and to pursue scientifically feasible and commercially viable opportunities and to obtain proprietary protection for research achievements. Our success will further depend on our ability to obtain adequate funding and on developing, testing, protecting, producing and marketing products and obtaining their timely regulatory approval. However, any of our competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Product Manufacture

We have been producing calcitonin since 1992. We constructed a facility that complies with current good manufacturing practice guidelines, or cGMP, for the production of calcitonin at leased premises located in Boonton, New Jersey. The facility began producing calcitonin under cGMP guidelines in 1996. The facility also produces our proprietary amidating enzyme for use in producing calcitonin as well as PTH. The current maximum production level of the facility is approximately five kilograms of bulk peptide per year. We are working on refinements to our manufacturing process to improve our productivity and efficiency. One improvement has been approved by the FDA and a second improvement is currently being reviewed. We believe that our facility’s current capacity is sufficient to support expected Fortical sales. The facility also contains a filling line to fill and label Fortical. Most of the raw materials we use in our peptide production process are readily available in sufficient quantities from a number of sources. However, certain raw materials have a single supplier. For example, for Fortical production, the glass vials and pumps currently used are purchased from a single source. We are seeking to qualify additional suppliers for our single source items.

The facility can be modified to increase peptide production capacity. If we are successful in our efforts to commercialize a second peptide product, we may incur additional expenditures to expand or upgrade our manufacturing operations. However, under our license agreement with Novartis, we have the ability to purchase significant quantities of calcitonin from Novartis, enabling us to avoid the need to expand our facility in order to meet increased requirements for calcitonin. Although our facility currently is devoted primarily to calcitonin and Fortical production, it also is suitable for producing other peptide products.

We manufacture peptides for human use. The FDA, European health authorities and our licensing partners have all inspected our facility at various times. However, there is always the risk that our operations might not remain in compliance or that approval by required regulatory agencies will not be obtained.

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

The FDA or other regulatory agencies may audit our production facility at any time to ensure that it is operating in compliance with cGMP guidelines. These guidelines require that production operations be conducted in strict compliance with our established rules for manufacturing and quality control. These agencies are empowered to suspend our production operations and/or product sales if, in their opinion, significant or repeated deviations from these guidelines have occurred. A suspension by any of these agencies could have a material adverse impact on our operations.

In addition, we are subject to the U.S. Foreign Corrupt Practices Act, which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business is, and will continue to be, subject to various other laws, rules and/or regulations applicable to us as a result of our international business.

Development of a Nasal Calcitonin Product

A major pharmaceutical company received FDA approval in 1995 for the marketing of a nasally-administered calcitonin product, which substantially increased sales of calcitonin products in the U.S. During 1999, we completed preliminary human studies for our proprietary nasal calcitonin product. In 2000, we filed an Investigational New Drug Application, or IND, with the FDA to begin human testing of our nasal product as a treatment for osteoporosis. We filed a patent application for our nasal calcitonin product in February 2000 and the patent issued in August 2002. In February 2000, we began U.S. human studies. In December 2000, we successfully completed a human study demonstrating similar blood levels between our product and that of an existing nasal calcitonin product. We successfully completed a second human study which showed a rapid and persistent reduction in bone loss as measured by several accepted blood markers. A substance in the bloodstream that measures the rate of bone loss in the tested subjects decreased by an average of over 40% in the first month of the study, and that reduction was maintained throughout the three-month dosing period during which the measurements were taken. In addition, statistically significant increases in bone mineral density were shown at the spine and hip at six months. In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Fortical was approved by the FDA on August 12, 2005 and launched on August 16, 2005. During 2007, we generated sales of Fortical to USL in the amount of $10,559,000. We also earned royalties on USL’s sales of Fortical in the amount of $5,572,000 during 2007. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the market place and, therefore, are difficult to predict. We are responsible for manufacturing the product and selling filled calcitonin product to USL. USL packages the product and distributes it nationwide. However, USL may not be successful in its efforts to further increase the market share for Fortical. Our agreement with USL is subject to certain termination provisions. We are currently dependent on USL to market and distribute Fortical and to provide a very significant portion of our revenue. The loss of USL as a licensee could have a material adverse effect on our business.

Development of an Oral PTH Product

PTH is a natural peptide involved in the regulation of bone formation. A third-party has conducted studies with an analog of PTH demonstrating the ability to build new bone and has launched an injectable PTH product in the U.S. PTH is the first of a new class of bone building agents developed for the treatment of osteoporosis. It may ultimately be used in combination with other currently available osteoporosis drugs, which principally act to prevent further bone loss. Employing the same animal model that we used successfully to demonstrate the oral delivery of calcitonin, we were able to achieve significant blood levels of PTH in 2001. We believe that this achievement could allow for the development of a commercially viable oral product that can deliver therapeutic doses of PTH.

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development activities, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In June 2004, we received a milestone payment from GSK for the commencement of a Phase I human trial. In October 2004, we announced the preliminary results of this trial. The formulation tested demonstrated that it can deliver PTH into the bloodstream of human subjects and that the PTH molecule was intact and biologically active. GSK could make additional milestone payments to us in the aggregate amount of up to $142,000,000, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and GSK will pay us a royalty on its worldwide sales of the product. From April 2002 through December 31, 2007, in addition to the aforementioned milestones, we have received an aggregate of $5,000,000 from GSK for development activities and sales of bulk PTH under a supply agreement. The royalty rate will be increased if certain sales milestones are achieved. However, we may not be successful in future clinical trials or in our efforts to obtain the approval of the FDA and other government entities for our oral PTH product or to manufacture and sell the product. This agreement with GSK is subject to certain termination provisions.

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

During 2007 we successfully conducted a clinical study with our proprietary formulation of oral calcitonin. All of the subjects achieved a biological response and the study met the desired goals for blood levels and variability. The tablets used in the study utilized an improved solid dosage form of our Enteripep® oral delivery technology for which a patent application has been filed. The study measured the blood levels of an established marker of bone resorption in eighteen post-menopausal women. We believe that the study confirms that the calcitonin measured in the blood of the subjects was intact and biologically active and that this novel formulation will also simplify the tablet manufacturing process. In February 2008, we initiated a Phase I/II clinical study for oral calcitonin. We intend to utilize this improved formulation for the development of our oral calcitonin product and for the development of other oral peptide products. We believe that these results have the potential to broaden the range of products that may be commercialized using our technology.

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

Regulatory Approval of Our Injectable Calcitonin Product

In January 1999, we received approval from the European Committee for Proprietary Medicinal Products, referred to as the CPMP, to market Forcaltonin, our injectable calcitonin product, in all member states of the European Union as a treatment for Paget’s disease and for hypercalcemia. The active ingredient for this product is manufactured at our Boonton facility. We began to market this product in Europe for these indications in 1999. Sales of Forcaltonin have been insignificant. In 2001, we received an approval in Switzerland for our injectable calcitonin product that includes an osteoporosis indication. In November 2002, the CPMP completed its review of all calcitonin products currently marketed in the European Union, including all injectable and nasal formulations, and recommended revisions to and harmonization of the authorized indications for these products. Authorized indications for injectable calcitonin products now include the prevention of acute bone loss in men or women due to sudden immobilization (such as for patients with recent osteoporotic fractures) while nasal calcitonin products are indicated for the treatment of established post-menopausal osteoporosis to prevent vertebral fractures. In June 2003, we received notification from European regulatory authorities granting the above-mentioned osteoporosis indication for Forcaltonin. However, we may never successfully commercialize this product.

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

Employees

As of February 15, 2008, we had 100 full-time employees. Thirty-one were engaged in research, development and regulatory activities, 50 were engaged in production activities and 19 were engaged in general, administrative and support functions. Eleven of our employees hold Ph.D. degrees. Our employees are experts in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; and quality control. None of our employees is covered by a collective bargaining agreement. Warren P. Levy, President, and Ronald S. Levy, Executive Vice President, both executive officers and directors, have signed employment agreements with us.

Research and Development

We have established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral and nasal delivery technologies to the development of proprietary products and processes. Approximately 81% of our employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. We spent $8.5 million on research and development activities in 2007, $8.6 million in 2006, and $6 million in 2005.

Availability of Reports

Our Internet website address is www.unigene.com. The contents of our website are not part of this annual report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and all amendments to those reports and statements filed by us with the Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. The SEC also maintains a website at www.sec.gov where such information is available.

Item 1A.	Risk Factors.

Our business is subject to the following risk factors:

Unigene’s operations for 2008 and future years are highly dependent on the successful marketing of Fortical.

Fortical is our only product approved by the FDA. Any factors that adversely impact the marketing of Fortical including, but not limited to, competition, including generic competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will have a severe negative impact on our cash flow and operating results.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at December 31, 2007, we had an accumulated deficit of approximately $123,000,000. Our gross revenues for the years ended December 31, 2007, 2006 and 2005 were $20,423,000, $6,059,000 and $14,276,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue for 2007 consisted primarily of Fortical sales and royalties, as well as peptide sales to Novartis. Revenue for 2006 consisted primarily of Fortical sales and royalties. Revenue for 2005 consisted primarily of revenue from USL for Fortical sales and royalties, as well as a milestone payment. As of December 31, 2007, we had three material revenue generating license agreements. We believe that to achieve profitability we will require at least the successful commercialization of our oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and/or abroad.

For 2007, we had a loss from operations of $3,099,000. For 2006, we had a loss from operations of $10,980,000. For 2005, we had operating income of $594,000. Our net losses for the years ended December 31, 2007, 2006 and 2005, were $3,448,000, $11,784,000 and $496,000, respectively. We might never be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for each of the years ended December 31, 2007, 2006 and 2005 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may require additional funding in the near term to sustain our operations and our ability to secure additional financing is uncertain.

We generated cash flow from operations of $3,283,000 for 2007. We had cash flow deficits from operations of $10,962,000 and $2,318,000 for 2006 and 2005, respectively. We believe that we will generate cash to apply toward funding our operations through sales of Fortical to USL, royalties from USL sales of Fortical, the achievement of milestones in the Novartis and GSK agreements and/or through the sale of peptides to licenses. However, if USL is unable to further increase the market share for Fortical, or substantially reduces Fortical’s price to meet generic or other competition, or if we are unable to achieve milestones and sales on a timely basis, we would need additional funds in the near term to continue our operations.

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

•	USL’s ability to successfully market Fortical;

•	our ability to successfully defend our Fortical patent against Apotex’s abbreviated NDA, or ANDA;

•	the achievement of milestones in our Novartis and GSK agreements;

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	our partners’ ability to sell and market our products;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in maintaining our production facility;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims including our current litigation regarding Apotex’s ANDA; and

•	the pharmaceutical industry’s need to acquire or license new technologies and products.

We may need additional funds from financing or other sources to fully implement our business, operating and development plans. We sold 4,000,000 shares of our common stock and a five-year common stock purchase warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $4.25 per share to Magnetar Capital Master Fund, Ltd. (“Magnetar”) for gross proceeds of $13,000,000 in March 2006. The sale of our common stock by Magnetar or others into the open market could cause the price of our common stock to decline. If our stock price declines, we may be unable to raise additional funds through the sale of our common stock to others.

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

Our success depends on our ability to commercialize a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations. Except for Fortical, most of our products are in early stages of development and we may never develop a calcitonin, PTH or other peptide product that makes us profitable. We have a contractual joint venture in China with SPG which may never generate significant profits. Our ability to achieve profitability is dependent on a number of factors, including our ability to complete development efforts, obtain regulatory approval for our product candidates and successfully commercialize those product candidates or our technologies. We believe that the development of more desirable formulations is essential to expand consumer acceptance of peptide pharmaceutical products. However, we may not be successful in our development efforts, or other companies may develop such products, or superior products, before we do.

We may not be successful in our efforts to gain regulatory approval for our products other than Fortical and, if approved, the approval may not be on a timely basis.

Even if we are successful in our development efforts, we may not be able to obtain the necessary regulatory approval for our products other than Fortical. The FDA must approve the commercial manufacture and sale of pharmaceutical products in the United States. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the United States. Our contractual joint venture with SPG may not be able to obtain regulatory approval in China. Although we have received regulatory approval in the European Union for the sale of our injectable calcitonin product, none of our products other than Fortical has been approved for sale in the United States, and our other products may never receive the approvals necessary for commercialization. We must conduct further human testing on certain of our products before they can be approved for commercial sale. Any delay in receiving, or failure to receive, these approvals would adversely affect our ability to generate product revenues.

We may not be successful in efficiently developing, manufacturing or commercializing our products.

Because of our limited clinical, manufacturing and regulatory experience and our lack of a marketing organization, we are likely to rely on licensees or other parties to perform one or more tasks for the commercialization of our pharmaceutical products, such as USL to market and distribute Fortical in the U.S. If any of our products are approved for commercial sale, the product will need to be manufactured in commercial quantities at a reasonable cost in order for it to be a successful product that can generate profits. We may incur additional costs and delays while working with these parties, and these parties may ultimately be unsuccessful in the commercialization of a product.

We have made a substantial investment in our production facility which we may need to upgrade or expand in order to manufacture some of our products in commercial quantities required by our corporate partners.

We have constructed and are operating a facility intended to produce Fortical, calcitonin, PTH and other peptides. This facility has been inspected by U.S. and European regulatory authorities, as well as current and prospective licensees. The risks associated with this facility include the failure to achieve targeted production and profitability goals, the development by others of superior processes and products, and the absence of a market for products produced by the facility. We upgraded our manufacturing facility in order to expand our fill line for Fortical. However, the successful commercialization of any of our other products may require us to make additional expenditures to expand or upgrade our manufacturing operations. We may be unable to make these capital expenditures when required.

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

We currently have significant license agreements with Novartis worldwide for the production of calcitonin, with GSK worldwide for oral PTH and with USL in the United States for nasal calcitonin. We are pursuing additional opportunities to license or enter into distribution arrangements for products that utilize our oral and nasal delivery technologies and/or our manufacturing technology as well as our other technologies. However, we may not be successful in any of these efforts.

In June 2000, we entered into a joint venture agreement with SPG for the manufacture and distribution of injectable and nasal calcitonin products in China and possibly, with our approval, other selected Asian markets, for the treatment of osteoporosis. The contractual joint venture began operations in 2002. Sales of its injectable calcitonin product began in 2002, using SPG’s existing license. Sales are being used by the contractual joint venture to offset startup costs. Therefore, the contractual joint venture’s initial net income or loss has been immaterial to our overall results of operations to date. We expect to make a $900,000 capital contribution to the joint venture during 2008. We have entered into distribution agreements for our injectable formulation of calcitonin in the United Kingdom, Ireland and Israel. We also have entered into license agreements in Greece and Israel for nasal calcitonin. To date, we have not received material revenues from these agreements and may never do so.

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

Fortical currently faces competition from large pharmaceutical companies and, if our other products receive regulatory approval, these other products would also face competition from large pharmaceutical companies with superior resources.

We are engaged in developing pharmaceutical products, which is a rapidly changing and highly competitive field. To date, we have concentrated our efforts primarily on products to treat one indication — osteoporosis. Like the market for any pharmaceutical product, the market for treating osteoporosis has the potential for rapid, unpredictable and significant technological change. Competition is intense from specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. There could also be future competition from products that are generic to our product or the innovator product, such as Apotex’s nasal calcitonin product. Fortical currently faces competition from large pharmaceutical companies who produce osteoporosis products and, if any of our other products receive regulatory approval, these other products would also face competition from large pharmaceutical companies with substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we have. Major companies in the field of osteoporosis treatment include Novartis, Merck, Eli Lilly, Sanofi-Aventis and Procter & Gamble. We believe that we should be able to compete with these companies due both to our partnerships with GSK and USL and to our patented technologies. However, one of these potential competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Our success depends upon our ability to protect our intellectual property rights.

We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral and nasal formulations that we have invented in the course of our research. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021. To date, nine U.S. patents have issued and other applications are pending. We have also made patent application filings in selected foreign countries and seventy-seven foreign patents have issued with other applications pending. We face the risk that any of our pending applications will not be issued as patents. In addition, our patents may be found to be invalid or unenforceable. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

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

An NDA for injectable and nasal calcitonin products was filed in China in 2003. The timing of the approval of our NDA in China is uncertain. Under the terms of the joint venture agreement in China with SPG, we are obligated to contribute up to $900,000 as a capital contribution. This contribution is expected to be payable in 2008 after the joint venture is officially registered with the Chinese government. In lieu of a cash payment, we may reduce our equity participation in the joint venture or have SPG advance the funds. As of December 31, 2007, we contributed $37,500 to the existing contractual joint venture.

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

The 4,000,000 shares of common stock sold to Magnetar in March 2006 and the 2,123,142 shares of common stock sold to Fusion Capital Fund II, LLC (“Fusion”) in April 2005 are freely tradable. All other shares previously sold under the prior common stock purchase agreements with Fusion are also freely tradable. Magnetar and Fusion may sell some or all of the shares of common stock purchased from us at any time. The sale of these shares could cause the price of our common stock to decline.

The exercise of warrants and options, as well as other issuances of shares, will likely have a dilutive effect on our stock price.

As of December 31, 2007, there were outstanding warrants to purchase 2,371,571 shares of our common stock, all but 20,000 of which are currently exercisable, at an average exercise price of $2.73 per share. There are also outstanding stock options to purchase an aggregate of 3,962,215 shares of common stock, at an average exercise price of $1.43, of which 3,340,836 are currently exercisable. The exercise of warrants or options at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with other financing efforts.

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

Accounting for our revenues and costs involves significant estimates which, if actual results differ from estimates, could have a material adverse effect on our financial position and results of operations.

As further described in “Summary of Critical Accounting Policies” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” accounting for our contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes in place to enable us to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future and these changes could have a material adverse effect on our financial position and the results of our operations.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We own a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey. At December 31, 2007, Jay Levy had a security interest in this property. (See Note 4.)

Our 32,000 square foot cGMP production facility, which is currently being used for the production of Fortical and calcitonin, and can be used for the production of other peptides, was constructed in a building located in Boonton, New Jersey. We lease the facility under a lease which began in February 1994. The current lease was renewed in 2003 and will expire in 2014. We have a 10-year renewal option under the lease, as well as an option to purchase the facility.

We are currently leasing and constructing additional administrative and regulatory office space in Boonton, New Jersey. The initial term of the lease runs from April 2007 through May 2017. We have a 10-year renewal option under the lease, as well as an option to purchase the facility.

Item 3.	Legal Proceedings.

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis, is covered by U.S. Patent No. 6,440,392 (the “Fortical Patent”). In June 2006, we received a “Paragraph IV certification letter” from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product which is the subject of an Apotex pending ANDA. On July 24, 2006, we and USL jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together “Apotex”), in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provides for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. We are seeking a ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical Patent and its ANDA should not be approved before the expiration date of the Fortical Patent. We are also seeking an injunction to prevent Apotex from commercializing its ANDA product before the expiration of the Fortical Patent and to recover the attorneys’ fees and costs which we and USL incur in connection with these proceedings. However, there is the usual litigation risk that we will not be successful in the suit. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have not declared or paid any cash dividends since inception, and do not anticipate paying any in the near future.

We became a public company in 1987. As of February 15, 2008, there were 578 holders of record of our common stock. In addition, we have approximately 8,500 street name holders. Our common stock is traded on the OTC Bulletin Board under the symbol UGNE. The prices below represent high and low sale prices per share of our common stock.

	2007	2006
	High-Low	High-Low
1st Quarter:	$2.75-2.22	$4.52-3.00
2nd Quarter:	2.70-2.03	4.18-2.70
3rd Quarter:	2.44-1.66	3.00-2.06
4th Quarter:	2.34-1.66	2.98-2.05

Item 6.	Selected Financial Data.

STATEMENT OF OPERATIONS DATA

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Revenue:
Product sales, royalties, licensing and other revenue	$20,423	$6,059	$14,276	$8,400	$6,024
Costs and expenses:
Research, development and facility expenses, inventory reserve and cost of goods sold	15,710	10,616	9,042	10,667	9,361
General and administrative	7,812	6,423	4,640	3,077	2,877
Net loss	(3,448)	(11,784)	(496)	(5,941)	(7,398)
Net loss per share, basic and diluted	(.04)	(.14)	(.01)	(.08)	(.11)
Weighted average number of shares outstanding	87,742	86,813	81,482	76,959	65,598

BALANCE SHEET DATA

(In thousands)

	December 31,
	2007	2006	2005	2004	2003
Cash and cash equivalents	$3,678	$3,357	$4,146	$4,236	$512
Working capital (deficiency)	6,390	(9,527)	(10,974)	(16,726)	(18,666)
Total assets	16,874	14,051	12,774	10,138	5,067
Total stockholder debt, including accrued interest – short-term	—	16,186	16,654	16,404	15,815
Total stockholder debt, including accrued interest – long-term	16,521	—	—	—	—
Other long-term obligations, primarily deferred revenue, including current portion	13,712	9,361	9,859	11,649	6,908
Total liabilities	33,545	28,239	29,281	33,291	26,454
Total stockholders’ deficit	(16,671)	(14,188)	(16,507)	(23,154)	(21,387)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS - Years ended December 31, 2007, 2006 and 2005

Introduction

We are a biopharmaceutical company engaged in the research, production and delivery of small proteins, referred to as peptides, for medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream. We currently have two operating locations: a laboratory research facility with administrative offices in Fairfield, New Jersey and a pharmaceutical production facility in Boonton, New Jersey. A third location for administrative and regulatory offices is being constructed in Boonton, New Jersey. Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. Our revenue for the past three years has primarily been derived from domestic sources. We have licensed worldwide rights to our manufacturing and delivery technologies for oral PTH to GSK. We have also licensed in the U.S. our nasal calcitonin product, which we have trademarked as Fortical, to USL. Fortical was approved by the FDA in August 2005. This is our first product approval in the United States. Both of these products are being developed for the treatment of osteoporosis. We have also licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis. We have an injectable calcitonin product, Forcaltonin,® that is approved for sale in the European Union for osteoporosis indications. This product has not generated significant revenue. To expand our product pipeline we are developing our SDBG technology in conjunction with Yale University, we have in-licensed technology from Queen Mary, University of London relating to potential therapies for inflammation and cardiovascular disease and we periodically perform feasibility studies for third parties. Our products other than Fortical in the United States will require clinical trials and/or approvals from regulatory agencies and all of our products will require acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive regulatory approval or significant revenue for these products. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do.

We generate revenue through licensing and supply agreements with pharmaceutical companies and by achieving milestones, product sales and royalties under these agreements. Those agreements, to date, have not been sufficient to generate all of the cash necessary to meet our needs. In addition, there are risks that current collaborations will not be successful and that future collaborations will not be consummated. We have tried to mitigate these risks by developing additional proprietary technologies and by pursuing additional licensing opportunities but there is no guarantee that these efforts will be successful. We are also seeking to generate additional revenue from increased sales of Fortical, but there is no guarantee that the product will generate significant additional revenue.

We have also generated cash from officer loans and from stock offerings. The officer loans have added debt to our balance sheet and, after being restructured in 2007, require repayment over a five-year period beginning in May 2010. Our various stock offerings have provided needed cash but it is uncertain whether we can obtain future financing under favorable terms. In March 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar pursuant to a common stock purchase agreement. The five-year warrant from that transaction is currently exercisable at an exercise price per share of $4.25. We received gross proceeds of $13,000,000 before expenses of approximately $250,000.

The current need of major pharmaceutical companies to add products to their pipeline is a favorable sign for us and for other small biopharmaceutical companies. But this need is subject to rapid change and it is uncertain whether any additional pharmaceutical companies will have interest in licensing our products or technologies.

Revenue

Our revenue is summarized as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Product Sales	$12,758,640	$2,829,678	$6,836,524
Royalty Revenue	5,572,349	2,450,531	2,613,364
Licensing Revenue	1,173,429	756,759	4,756,753
Development Services	300,000	—	11,729
Grant and Other Revenue	618,411	21,964	57,180

	$20,422,829	$6,058,932	$14,275,550

Revenue for the year ended December 31, 2007 increased $14,364,000, or 237%, to $20,423,000 from $6,059,000 in the comparable period in 2006. This increase was primarily due to an increase in market share for Fortical during 2007 resulting in an increase of Fortical sales to USL of $7,737,000 for the year ended December 31, 2007 compared to the comparable period in 2006. In addition, there was an increase in Fortical royalties of $3,122,000 for the year ended December 31, 2007 compared to the comparable period in 2006, primarily related to the increase in Fortical market share. In the first half of 2006, because distributors’ inventories at that time were sufficient to meet demand, we did not have any sales of Fortical to USL. Sales recommenced in the third quarter of 2006. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which prior to 2007 differed from calendar quarters by one month. Starting in the first quarter of 2007, USL began providing royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) included royalty revenue for four months, from December 2006 through March 2007. Subsequent quarters have reported three months of royalty revenue corresponding to our calendar quarters. The effect of the inclusion of the fourth month of royalty revenue in the year ended December 31, 2007 was an additional $873,000 of royalty revenue.

In addition, under the $2,500,000 supply agreement signed with Novartis in January 2007, we recognized $2,200,000 in product sales and $300,000 in development service fees for the year ended December 31, 2007. Also, a $5,500,000 milestone from Novartis, pursuant to our April 2004 licensing agreement, was achieved in 2007. This milestone has been deferred and is being recognized over an 11-year period, representing the estimated remaining term of the agreement. Therefore, $417,000 of this milestone was recognized during 2007.

Grant and other revenue of $618,000 for the year ended December 31, 2007 primarily represents reimbursements under a government grant, which totaled $505,000 in 2007.

Revenue for the year ended December 31, 2006 decreased 58% to $6,059,000 from $14,276,000 in the comparable period in 2005. The decrease was due to reduced Fortical revenue in 2006, as well as a $4,000,000 milestone payment received in 2005. Revenue for the year ended December 31, 2006 primarily consisted of Fortical revenue, including $2,822,000 in sales and $2,451,000 in royalties. Revenue for the year ended December 31, 2005 included $6,479,000 in Fortical sales to USL, primarily representing launch quantities into distribution channels, as well as $2,613,000 in royalty revenue from USL.

Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years. Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees and is therefore subject to uncertain timing and not predictive of future revenue. Bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional peptide sales to GSK or Novartis are dependent upon their future needs, which we cannot currently estimate. We expect that sales revenue and royalty revenue could increase in future years if USL is able to continue to increase market share for Fortical. Sales revenue from Fortical in 2008 and future years will depend on Fortical’s continued acceptance in the marketplace, as well as competition and other factors. It is uncertain whether or not Fortical will generate sufficient revenue for us to achieve profitability.

Cost of Goods Sold

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs such as depreciation and maintenance. Cost of goods sold increased 312% in 2007 to $7,223,000 from $1,753,000 in 2006 due to significantly increased sales of 351%. Cost of goods sold for 2007 represented costs associated with our Fortical production for USL and our peptide production for Novartis. Cost of goods sold increased 21% in 2006 to $1,753,000 from $1,448,000 in 2005. 2006 and 2005 costs relate primarily to Fortical production for USL.

Most of 2005 Fortical production used calcitonin batches that were previously fully-reserved, thereby reducing 2005 costs. These older batches had been fully-reserved, reducing their inventory basis to zero, due to uncertainty regarding future utilization. Since the balance of our fully-reserved calcitonin was utilized in production during the fourth quarter of 2005, our cost of goods sold for Fortical in 2006 increased from 21% in 2005 to approximately 60%.

Future production related expenses for 2008 and later years are dependent upon the level of future Fortical sales, as well as possible peptide production to meet our partners’ needs.

Research, Development and Facility Expenses

Research, development and facility expenses primarily consist of personnel costs, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense. All of our production and a portion of our research, development and facility costs are associated with our facility in Boonton, New Jersey, where costs are relatively fixed month-to-month. We allocate such costs to the manufacture of production batches for inventory purposes, to cost of goods sold or to research, development and facility activities, based upon the activities undertaken by the personnel in Boonton each period.

Research, development and facilities expense, our largest expense, decreased 1% in 2007 to $8,488,000 from $8,567,000 in 2006 and increased 42% in 2006 from $6,034,000 in 2005. The 2007 decrease was due to the increase in our production activities which resulted in a redeployment of Boonton resources which reduced certain Boonton expense allocations to research and development. This was mostly offset by an increase in expenditures for certain product development programs, including oral calcitonin. Cost of materials and supplies decreased $1,436,000, as more of these costs were allocated to cost of goods sold due to increased Fortical sales. Expenses for our oral calcitonin development program increased $383,000 primarily due to preclinical and clinical trials; contractual research increased $521,000 primarily due to expenses related to the in-licensing of technology from the University of London, as well as for expenses incurred for certain preclinical studies. In addition, laboratory salaries increased $403,000 due primarily to the hiring of additional personnel, as well as an increase in non-cash stock option compensation.

The 2006 increase was attributable to a reduction in Fortical sales, whereby less Boonton facility costs were allocated to cost of goods sold, as well as an increase in production for research, i.e., non-commercial development purposes. These development batches represent various peptides that were produced for testing purposes, including manufacturing process development and formulation/tableting development. Due to increased peptide production for research purposes, as compared to 2005, a higher percentage of the facility and personnel costs in 2006 were deployed to research, development and facility activities rather than inventory production activities. Therefore, the costs of the Boonton facility allocated to research, development and facility expenses in 2006 were higher than those in 2005. There was also an increase of $1,189,000 in payroll costs ($138,000 of which represents non-cash stock option compensation) and $728,000 in manufacturing supply costs allocated to research, development and facility expenses. Research and development expenses could fluctuate in future years depending on the timing of expenses and extent of reimbursement of expenditure to further develop our products and technologies and to perform feasibility studies on behalf of third parties. Expenditures for the sponsorship of collaborative research programs were $497,000, $246,000 and $223,000 in 2007, 2006 and 2005, respectively, which are included as research and development expenses. The 2007 increase was due to our new collaboration with Queen Mary, University of London.

Research and Development Projects

GSK: In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, as described in Part I, Item 1 “Business” of this report. Cash received in advance of shipment is considered a customer deposit. During 2007, 2006, and 2005, and since inception, direct and indirect costs associated with this project were approximately $335,000, $1,147,000, $204,000, and $7,940,000, respectively.

Novartis: In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process, as described in Part I, Item I “Business” of this report. Most future costs will be borne by our licensee. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us. During 2007, 2006 and 2005, and since inception, direct and indirect costs associated with this project were approximately $3,000, $0, $37,000 and $3,943,000, respectively.

Other research and development projects include oral calcitonin, SDBG, new peptide discovery, various feasibility studies for peptide delivery and manufacturing, as well as improvements to our delivery and manufacturing technologies.

Inventory Reserve

Inventory reserve charges in 2006 were $296,000, representing excess peptide production under our 2007 supply agreement with Novartis. Inventory reserve charges in 2005 were $1,559,000, representing certain calcitonin production in 2005 that did not meet all technical or yield specifications.

General and Administrative Expenses

General and administrative expenses increased 22% to $7,812,000 in 2007 from $6,423,000 in 2006 and increased 38% in 2006 from $4,640,000 in 2005. The 2007 increase was primarily attributable to an increase of $1,109,000 in professional fees, mainly due to patent infringement litigation fees; an increase of $305,000 in officers’ compensation, due to salary increases, the hiring of a new officer, as well as an increase of $111,000 in non-cash stock option compensation; and an increase of $194,000 in consultant fees, mainly due to increases in office construction consultant fees, as well as increased directors’ fees including non-cash stock option compensation. These were partially offset by a decrease in deferred compensation expense of $284,000, due to the initial charge in 2006 associated with the adoption of our deferred compensation plan in the first quarter of 2006. The 2006 increase was primarily attributable to non-cash expenses including $503,000 in stock option compensation for officers, directors and others, as well as $300,000 in deferred officer compensation, an increase in compensation expense of $295,000 and a patent impairment charge of $124,000. In addition, legal and accounting fees increased $240,000, primarily related to patent infringement litigation. We expect that general and administrative expenses may continue to increase in future years due to possible additional non-cash stock option compensation expense and to anticipated escalation of legal, personnel, insurance and other costs.

Interest Income

Interest income increased 15% in 2007 to $305,000 from $265,000 in 2006. This increase was primarily due to higher interest rates earned on investments in 2007. Interest income increased $233,000 or 706% in 2006 to $265,000 from $33,000 in 2005. This increase was primarily due to additional funds available for investment as a result of our $13,000,000 financing with Magnetar in March 2006.

Interest Expense

Interest expense decreased 14% in 2007 to $1,378,000 from $1,598,000 in 2006 due to the loan restructuring described below. All periods except for the third and fourth quarters of 2007 were affected by the fact that in 2001 we did not make principal and interest payments on certain officers’ loans when due. Therefore, the interest rate on certain loans increased an additional 5% per year and applied to both past due principal and interest. This additional interest was approximately $337,000 for 2007, $871,000 for 2006 and $853,000 for 2005. On May 10, 2007, the outstanding principal and interest on all stockholder loans totaled $15,737,517 after an aggregate of $1,010,000 in repayments during 2007. On that date, interest rates ranged from 8.5% to 14.2% with certain loans having compound interest. The total of $15,737,517 in principal and interest was restructured as eight-year term notes with a fixed simple interest rate of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the restructured loans due to the deferred payment schedule contained in the notes. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period. As a result of this loan restructuring, we expect interest expense to decline from prior periods due to reduced interest rates as well as the lack of compounding and, in addition, we hope to make prepayments in the future on this debt. Interest expense increased $55,000, or 4%, in 2006 to $1,598,000 from $1,543,000 in 2005. Interest expense in 2006 increased due to the continuing accrual of interest on all past due principal and interest. Officers’ loans to us decreased in 2006 and 2005 due to partial repayments in the amounts of $2,000,000 and $448,000 during 2006 and 2005, respectively.

Income Tax Benefit

The income tax benefit in 2007, 2006 and 2005 of $724,000, $529,000 and $420,000 respectively, consists primarily of proceeds received for sales of a portion of our state tax net operating loss carry forwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. The purpose of the New Jersey program is to provide financial assistance to high-technology and biotechnology companies in order to facilitate future growth and job creation.

Net Loss

Net loss for 2007 decreased approximately $8,336,000, or 71%, to $3,448,000 from $11,784,000 in 2006. This was due to increased revenue of $14,364,000, primarily from USL and Novartis, partially offset by an increase in operating expenses of $6,483,000 mainly from an increase in cost of goods sold of $5,470,000 due to the increased sales of Fortical to USL and peptide to Novartis. Net losses may continue unless we achieve non-deferred revenue from milestones under our GSK and Novartis agreements, sign new revenue generating research, licensing or distribution agreements or generate sufficient sales and royalties from Fortical. Net loss for 2006 increased 2,276% to $11,784,000 from $496,000 in 2005. Net loss for 2006 increased $11,289,000 primarily due to a decrease in revenue of $8,200,000, principally from the decline in sales in 2006 compared to the Fortical launch in 2005. Our total revenue of $14,276,000 in 2005 was primarily from Fortical, which generated $6,479,000 in sales, $2,613,000 in royalties and a $4,000,000 milestone payment. In addition, operating expenses in 2006 increased $3,400,000 primarily due to increased research, development and facility expenses and increased general and administrative expenses.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that are both important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 3 of the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in the application of GAAP.

Revenue Recognition: We recognize revenue from the sale of products and from royalties, licensing agreements, research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services is recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when work is conducted under the grant. Sales and grant revenues generally do not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectibility is reasonably assured. In the case of USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure, as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which prior to 2007 differed from calendar quarters by one month. Starting in the first quarter of 2007, USL began providing royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) includes royalty revenue for four months, from December 2006 through March 2007, and our year ended December 31, 2007 includes royalty revenue for thirteen months, from December 2006 through December 2007. The effect of the inclusion of the extra month of royalty revenue in the year ended December 31, 2007 is an additional $873,000 of revenue.

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

In addition, EITF No. 00-21 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 had a significant impact on our 2004 and 2007 financial statements due to the deferral of revenue from milestones achieved in those years under our 2004 Novartis license agreement. Accordingly, development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement. As of December 31, 2007, approximately $6,595,000 of milestone payments from Novartis was being deferred over the estimated performance period through 2018.

Under our 2007 supply agreement with Novartis, we received a payment of $2,500,000 in March 2007. Based upon production and development expenditures incurred, we recognized $2,500,000 in revenue during 2007 ($2,200,000 in sales revenue and $300,000 in development fees). Revenue was allocated between sales revenue and development services revenue based upon the proportion of costs incurred for the two revenue categories. At December 31, 2007, we had no further obligations under such supply agreement.

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

Patents and Other Intangibles: Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, or we decide not to support the applications in certain jurisdictions. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

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

LIQUIDITY AND CAPITAL RESOURCES.

We have a number of future payment obligations under various agreements. They are summarized, at December 31, 2007, as follows:

Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Chinese joint venture	$862,500	$862,500	$—	$—	$—	$—	$—
Notes payable – stockholders	15,737,517	—	—	2,360,628	3,147,503	3,147,503	7,081,883
Deferred compensation	450,000	—	—	—	—	—	450,000
Capital leases	41,943	40,078	1,865	—	—	—	—
Operating leases	2,071,794	287,989	288,021	289,021	290,021	291,021	625,721
Executive compensation	615,000	615,000	—	—	—	—	—
Commitments for leasehold improvements/furniture	1,100,000	1,100,000	—	—	—	—	—
Commitments for materials purchase	950,000	950,000	—	—	—	—	—
Accrued interest-stockholders	783,279	—	—	117,492	156,656	156,656	352,475

Total Contractual Obligations	$22,612,033	$3,855,567	$289,886	$2,767,141	$3,594,180	$3,595,180	$8,510,079

At December 31, 2007, we had cash and cash equivalents of $3,678,000, an increase of $320,000 from December 31, 2006. Cash received during 2007 was primarily from Fortical® sales and royalties received under our agreement with USL, a $2,500,000 payment from Novartis related to a supply agreement signed in January 2007, as well as an additional $5,500,000 received from Novartis in April 2007 for a milestone achieved in February 2007 (see Note 18). Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans and (5) the sale of our common stock. Since August 2005, we have also generated cash from Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestones are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and further acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time (prior to 2003) have made loans to us. At May 10, 2007, after principal payments of $1,010,000 during 2007, principal and interest were $7,095,000 and $8,642,517, respectively. The total owed aggregated $15,737,517 and was restructured on May 10, 2007 as eight-year term notes with a fixed simple interest rate of 9% per annum. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period. As of December 31, 2007, the aggregate principal and interest outstanding under these notes was $16,520,796. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

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

In April 2002, we signed a licensing agreement with GSK, for a value before royalties, bulk product sales and reimbursement for development expenses of up to $150,000,000 to develop an oral formulation of an analog of PTH, currently in clinical development for the treatment of osteoporosis. PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product (see Note 18).

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During 2007, Fortical sales were $10,559,000 and Fortical royalties were $5,572,000. We expect Fortical sales and royalties to continue in 2008 and future years, but we cannot predict the levels of activity (see Note 18).

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We plan to continue to develop our own calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product. In 2007, under this agreement, we received a $5,500,000 milestone payment from Novartis for the initiation of their oral calcitonin Phase III clinical study for osteoporosis (see Note 18).

In January 2007, we signed a supply agreement with Novartis. Under this agreement, in March 2007, we received a $2.5 million payment to supply Novartis with specified quantities of bulk peptide necessary to support Novartis’ development program for a novel osteoporosis treatment.

We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of manufacturing processes and delivery technologies for various peptide products for the treatment of osteoporosis, including nasal and oral calcitonin and oral PTH. We are also developing potential products in the area of SDBG. In general, we seek to develop the basic product or technology and then license the product or technology to an established pharmaceutical, biotechnology or medical device company to complete the development, clinical trials and regulatory process. As a result, we will not control the nature, timing or cost of bringing our products and technologies to market. Each of these products and technologies is in various stages of completion.

•	For nasal calcitonin, a license agreement was signed in November 2002 with USL. Fortical was approved by the FDA and launched by USL in August 2005, generating recurring sales and royalties.

•

For oral calcitonin, we have two ongoing programs. Our external program is with Novartis and is currently in Phase III. The anticipated completion date is outside our control and unknown to us. For our internal program, we are seeking a licensee to participate in our product’s development. A small, short-term human study was initiated and successfully concluded in 2007. In February 2008, we initiated a Phase I/II clinical study for oral calcitonin. The costs of future clinical trials may be borne by a future licensee depending upon our future financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, and we have not yet licensed the product, it is too early to speculate on the probability or timing of a marketable oral calcitonin product. We will incur certain additional development costs.

•

For oral PTH, we signed a license agreement with GSK in April 2002. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable oral PTH product. We will incur certain additional development costs.

•

Under the terms of a joint venture agreement in China with SPG, we are obligated to contribute up to $900,000 as a capital contribution. This contribution is expected to be payable in 2008 after the joint venture is officially registered with the Chinese government. In lieu of a cash payment, we may reduce our equity participation in the joint venture or have SPG advance the funds.

•

For our SDBG program, we have conducted various preclinical studies. This program is in a very early stage of development and therefore it is too early to speculate on the probability or timing of a license agreement for this technology or on a possible commercial product.

Due to our limited financial resources, any decline in Fortical sales, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products, or loss of patent protection, may have an adverse effect on our cash flow and operations. In July 2006, we and USL jointly filed a patent infringement lawsuit against Apotex for infringement of our nasal calcitonin patent. If we are unsuccessful in our lawsuit, and if Apotex receives FDA approval and is able to launch its generic version of our product, the launch could have an adverse effect on our cash flow and operations. In addition, any material interruption or failure in manufacturing, marketing or distribution of Fortical will have an adverse effect on our cash flow and operations.

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

We have incurred annual operating losses since our inception and, as a result, at December 31, 2007, had an accumulated deficit of approximately $123,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products have increased due to higher spending on internal research projects, including oral calcitonin, oral PTH, SDBG, as well as patent infringement litigation costs. In addition, over the next several months, we have committed to purchase approximately $950,000 of materials for use in our internal development programs. We also expect to spend a total of approximately $1,800,000 on construction costs and furnishings for our new administrative and regulatory offices in Boonton, New Jersey of which $700,000 has been spent as of December 31, 2007. At December 31, 2007, we had working capital of approximately $6,400,000. We need additional cash from sales, milestones or upfront payments or from financings in order to meet our obligations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements.

None.

New Accounting Pronouncements.

In December 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.” EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF 07-1 will be adopted in 2009. We are in the process of evaluating the impact, if any, of adopting EITF 07-1 on our financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) Issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on the Company’s financial statements.

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 requires an issuer of financial instruments, such as debt, convertible debt, equity shares or warrants, to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with Statement 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss. That accounting applies regardless of whether the registration payment arrangement is a provision in a financial instrument or a separate agreement. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified after December 21, 2006. The FSP is effective for fiscal years beginning after December 15, 2006, for registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006. We adopted FSP EITF 00-19-2 effective January 1, 2007 and the adoption did not have a significant effect on our financial statements. However, it could have a significant impact on future financial statements depending on the terms of our future arrangements.

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FAS 157 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that the adoption of FAS 157 will have on our financial condition or results of operations.

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

The information below summarizes our market risks associated with interest bearing debt obligations as of December 31, 2007. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

		Calendar Year
Contractual Obligations	Carrying Amount	2008	2009	2010	2011	2012	Thereafter
Notes payable - stockholders	$15,737,517	$—	$—	$2,360,628	$3,147,503	$3,147,503	$7,081,883
Fixed interest rate: 9%
Capital leases	41,943	40,078	1,865	—	—	—	—

Fixed interest rate: 9%-13%

Total	$15,779,460	$40,078	$1,865	$2,360,628	$3,147,503	$3,147,503	$7,081,883

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Unigene Laboratories, Inc.

We have audited the accompanying balance sheets of Unigene Laboratories, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations and has an accumulated deficit of approximately $123,000,000 as of December 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006 in connection with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), Unigene Laboratories, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Edison, New Jersey

March 13, 2008

UNIGENE LABORATORIES, INC.

BALANCE SHEETS

DECEMBER 31, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,677,637	$3,357,351
Accounts receivable	3,142,196	1,240,114
Inventory	3,327,289	5,283,000
Prepaid expenses and other current assets	908,168	303,444

Total current assets	11,055,290	10,183,909

Noncurrent inventory	627,020	—
Property, plant and equipment, net	3,217,608	2,364,141
Patents and other intangibles, net	1,810,987	1,438,848
Investment in joint venture	27,440	30,545
Other assets	135,815	33,879

Total assets	$16,874,160	$14,051,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,328,272	$884,958
Accrued expenses—other	1,983,558	1,806,707
Current portion—deferred licensing fees	1,313,006	762,752
Notes payable—stockholders	—	8,105,000
Accrued interest—stockholders	—	8,081,180
Current portion—capital lease obligations	40,078	70,780

Total current liabilities	4,664,914	19,711,377

Notes payable—stockholders	15,737,517	—
Accrued interest—stockholders	783,279	—
Deferred licensing fees, excluding current portion	11,982,829	8,156,262
Capital lease obligations, excluding current portion	1,865	40,880
Deferred compensation	374,500	330,643

Total liabilities	33,544,904	28,239,162

Commitments and contingencies
Stockholders’ deficit:
Common Stock—par value $.01 per share, authorized 135,000,000 shares; issued and outstanding: 87,753,715 shares in 2007 and 87,731,015 shares in 2006.	877,537	877,310
Additional paid-in capital	105,705,387	104,740,178
Accumulated deficit	(123,253,668)	(119,805,328)

Total stockholders’ deficit	(16,670,744)	(14,187,840)

Total liabilities and stockholders’ deficit	$16,874,160	$14,051,322

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenue:

Product sales	$12,758,640	$2,829,678	$6,836,524
Royalties	5,572,349	2,450,531	2,613,364
Licensing revenue	1,173,429	756,759	4,756,753
Development services	300,000	—	11,729
Grant and other revenue	618,411	21,964	57,180

	20,422,829	6,058,932	14,275,550

Operating expenses:
Cost of goods sold	7,222,534	1,752,680	1,448,472
Research, development and facility expenses	8,487,687	8,567,452	6,034,343
General and administrative	7,811,966	6,422,693	4,639,638
Inventory reserve	—	296,266	1,558,689

	23,522,187	17,039,091	13,681,142

Operating (loss) income	(3,099,358)	(10,980,159)	594,408

Other income (expense):
Interest income	305,015	265,489	32,799
Interest expense-principally to stockholders	(1,377,929)	(1,598,265)	(1,542,711)

Loss before income taxes	(4,172,272)	(12,312,935)	(915,504)
Income tax benefit – principally from sale of New Jersey tax benefits	723,932	528,799	419,911

Net loss	$(3,448,340)	$(11,784,136)	$(495,593)

Loss per share – basic and diluted:
Net loss per share	$(0.04)	$(0.14)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	87,742,329	86,813,378	81,482,223

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2007, 2006 and 2005

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Number of Shares	Par Value
Balance, January 1, 2005	78,395,895	$783,959	$83,588,804	$(107,525,599)	$(1,031)	$(23,153,867)

Sale of common stock to Fusion at $1.87 to $2.00 per share (net of cash issuance costs of $12,000)	1,302,140	13,021	2,474,725	—	—	2,487,746
Sale of common stock to Fusion in private placement at $1.41 per share (net of issuance costs of $55,000)	2,123,142	21,232	2,923,368	—	—	2,944,600
Exercise of stock options and warrants	1,380,338	13,803	1,552,797	—	—	1,566,600
Issuance of treasury stock as compensation	—	—	28,494	—	1,031	29,525
Recognition of stock option compensation expense—consultants	—	—	114,361	—	—	114,361
Net loss	—	—	—	(495,593)	—	(495,593)

Balance, December 31, 2005	83,201,515	832,015	90,682,549	(108,021,192)	—	(16,506,628)

Sale of common stock to Magnetar at $3.25 per share (net of cash issuance costs of $250,000)	4,000,000	40,000	12,712,301	—	—	12,752,301
Exercise of stock options	529,500	5,295	550,845	—	—	556,140
Recognition of stock option compensation expense—employees and directors	—	—	640,670	—	—	640,670
Recognition of stock option compensation expense—consultants	—	—	153,813	—	—	153,813
Net loss	—	—	—	(11,784,136)	—	(11,784,136)

Balance, December 31, 2006	87,731,015	877,310	104,740,178	(119,805,328)	—	(14,187,840)

Exercise of stock options	22,700	227	10,874	—	—	11,101
Recognition of stock option compensation expense—employees and directors	—	—	836,333	—	—	836,333
Recognition of stock option compensation expense—consultants	—	—	118,002	—	—	118,002
Net loss	—	—	—	(3,448,340)	—	(3,448,340)

Balance, December 31, 2007	87,753,715	$877,537	$105,705,387	$(123,253,668)	$—	$(16,670,744)

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,448,340)	$(11,784,136)	$(495,593)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(1,208,179)	(756,759)	(756,752)
Non-cash stock bonus and stock option compensation	954,335	794,483	143,886
Depreciation, amortization and impairment of long-lived assets	659,577	711,691	593,506
Increase in accrued interest-stockholders	1,344,616	1,531,965	698,908
Inventory reserve provision	—	296,266	1,558,689
Increase in deferred compensation	43,857	330,643	—

Changes in operating assets and liabilities:
Increase in accounts receivables	(1,902,082)	(578,647)	(35,512)
Decrease (increase) in inventory	1,328,691	(1,398,056)	(4,369,624)
(Increase) decrease in other assets	(694,160)	(39,504)	316,499
Decrease in customer deposits	—	—	(357,456)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	620,166	(76,027)	385,869
Increase in deferred revenue	5,585,000	6,000	0

Net cash provided by (used in) operating activities	3,283,481	(10,962,081)	(2,317,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction of leasehold and building improvements	(881,064)	(38,662)	(8,268)
Purchase of equipment and furniture	(492,741)	(719,427)	(563,621)
Increase in patents and other intangibles	(511,378)	(304,815)	(402,757)
(Increase) decrease in other assets	(9,396)	4,700	366,789

Net cash used in investing activities	(1,894,579)	(1,058,204)	(607,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, net	—	12,752,301	2,932,344
Repayment of short-term stockholder notes	(1,010,000)	(2,000,000)	(448,323)
Repayment of capital lease obligations	(69,717)	(77,291)	(294,332)
Repayment of note payable—Tail Wind	—	—	(920,167)
Proceeds from exercise of stock options	11,101	556,140	1,566,600

Net cash (used in) provided by financing activities	(1,068,616)	11,231,150	2,836,122

Net increase (decrease) in cash and cash equivalents	320,286	(789,135)	(89,315)
Cash and cash equivalents at beginning of year	3,357,351	4,146,486	4,235,801

Cash and cash equivalents at end of year	$3,677,637	$3,357,351	$4,146,486

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of long-term stockholder notes in exchange for short-term stockholder notes and accrued interest	$15,737,517	$—	$—

Purchase of equipment through capital leases	$—	$—	$181,393

Issuance of common stock in payment of advances	$—	$—	$2,500,002

Cash payments:
Cash paid for interest, principally to stockholders in 2005	$17,100	$16,100	$1,011,800

Cash paid for income taxes	$54,000	$2,000	$20,000

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. Description of Business

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

Our revenue for the past three years has primarily been derived from domestic sources. We have licensed worldwide rights to our manufacturing and delivery technologies for oral PTH to GSK. We have also licensed in the U.S. our nasal calcitonin product, which we have trademarked as Fortical®, to USL. Fortical was approved by the FDA in August 2005. This is our first product approval in the United States. Both of these products are for the treatment of osteoporosis. We have also licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis. We have an injectable calcitonin product, Forcaltonin® that is approved for sale in the European Union for osteoporosis indications. This product has not generated significant revenue. To expand our product pipeline we are developing our SDBG technology in conjunction with Yale University. In addition, we have in-licensed technology from Queen Mary, University of London relating to potential therapies for inflammation and cardiovascular disease and we periodically perform feasibility studies for third parties. Our products other than Fortical in the United States will require clinical trials and/or approvals from regulatory agencies and all of our products will require acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive regulatory approval or significant revenue for these products. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do. During 2005-2007, most of our revenue was generated from two customers, USL and Novartis (see Note 18 to the financial statements).

2. Liquidity

At December 31, 2007, we had cash and cash equivalents of $3,678,000, an increase of $320,000 from December 31, 2006. Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans and (5) the sale of our common stock. Since August 2005, we have also generated cash from Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestones are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and further acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member, from time to time (prior to 2003) have made loans to us. At May 10, 2007, after principal payments of $1,010,000 during 2007, principal and interest were $7,095,000 and $8,642,517, respectively. The total owed aggregated $15,737,517 and was restructured on May 10, 2007 as eight-year term notes with a fixed simple interest rate of 9% per annum. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period. As of December 31, 2007, the aggregate principal and interest outstanding under these notes was $16,520,796. These loans are secured by security interests in our equipment, real property and/or certain of our patents.

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

In April 2002, we signed a licensing agreement with GSK, for a value before royalties, bulk product sales and reimbursement for development expenses of up to $150,000,000 to develop an oral formulation of an analog of PTH, currently in clinical development for the treatment of osteoporosis. PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product (see Note 18).

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During 2007, Fortical sales were $10,559,000 and Fortical royalties were $5,572,000. We expect Fortical sales and royalties to continue in 2008 and future years, but we cannot predict the levels of activity (see Note 18).

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We plan to continue to develop our own calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product. In 2007, under this agreement, we received a $5,500,000 milestone payment from Novartis for the initiation of their oral calcitonin Phase III clinical study for osteoporosis (see Note 18).

In January 2007, we signed a supply agreement with Novartis. Under this agreement, in March 2007, we received a $2.5 million payment to supply Novartis with specified quantities of bulk peptide necessary to support Novartis’ development program for a novel osteoporosis treatment.

We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of manufacturing processes and delivery technologies for various peptide products for the treatment of osteoporosis, including nasal and oral calcitonin and oral PTH. We are also developing potential products in the area of SDBG. In general, we seek to develop the basic product or technology and then license the product or technology to an established pharmaceutical, biotechnology or medical device company to complete the development, clinical trials and regulatory process. As a result, we will not control the nature, timing or cost of bringing our products and technologies to market. Each of these products and technologies is in various stages of completion.

•	For nasal calcitonin, a license agreement was signed in November 2002 with USL. Fortical was approved by the FDA and launched by USL in August 2005, generating recurring sales and royalties.

•

For oral calcitonin, we have two ongoing programs. Our external program is with Novartis and is currently in Phase III. The anticipated completion date is outside our control and unknown to us. For our internal program, we are seeking a licensee to participate in our product’s development. A small, short-term human study was initiated and successfully concluded in 2007. In February 2006, we initiated a Phase I/II clinical study for oral calcitonin. The costs of future clinical trials may be borne by a future licensee depending upon our future financial resources. Because additional clinical trials are still necessary for our oral calcitonin product, and we have not yet licensed the product, it is too early to speculate on the probability or timing of a marketable oral calcitonin product. We will incur certain additional development costs.

•

For oral PTH, we signed a license agreement with GSK in April 2002. A Phase I human trial, which commenced in June 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable oral PTH product. We will incur certain additional development costs.

•

Under the terms of a joint venture agreement in China with SPG, we are obligated to contribute up to $900,000 as a capital contribution. This contribution is expected to be payable in 2008 after the joint venture is officially registered with the Chinese government. In lieu of a cash payment, we may reduce our equity participation in the joint venture or have SPG advance the funds.

•

For our SDBG program, we have conducted various preclinical studies. This program is in a very early stage of development and therefore it is too early to speculate on the probability or timing of a license agreement for this technology or on a possible commercial product.

Due to our limited financial resources, any decline in Fortical sales, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products, or loss of patent protection, may have an adverse effect on our cash flow and operations. In July 2006, we and USL jointly filed a patent infringement lawsuit against Apotex for infringement of our nasal calcitonin patent. If we are unsuccessful in our lawsuit, and if Apotex receives FDA approval and is able to launch its generic version of our product, the launch could have an adverse effect on our cash flow and operations. In addition, any material interruption or failure in manufacturing, marketing or distribution of Fortical will have an adverse effect on our cash flow and operations.

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

We have incurred annual operating losses since our inception and, as a result, at December 31, 2007, had an accumulated deficit of approximately $123,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products have increased due to higher spending on internal research projects, including oral calcitonin, oral PTH, SDBG, as well as patent infringement litigation costs. In addition, over the next several months, we have committed to purchase approximately $950,000 of materials for use in our internal development programs. We also expect to spend a total of approximately $1,800,000 on construction costs and furnishings for our new administrative and regulatory offices in Boonton, New Jersey of which $700,000 has been spent as of December 31, 2007. At December 31, 2007, we had working capital of approximately $6,400,000. We need additional cash from sales, milestones or upfront payments or from financings in order to meet our obligations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies & Practices

Revenue Recognition: We recognize revenue from the sale of products and from royalties, licensing agreements, research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services is recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when work is conducted under the grant. Sales and grant revenues generally do not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectibility is reasonably assured. In the case of USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure, as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters, which prior to 2007 differed from calendar quarters by one month. Beginning in the first quarter of 2007, USL provided, and will continue to provide, royalty information for the last month of each calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) includes royalty revenue for four months, from December 2006 through March 2007, and our year ended December 31, 2007 includes royalty revenue for thirteen months, from December 2006 through December 2007. The effect of the inclusion of the extra month of royalty revenue in the year ended December 31, 2007 is an additional $873,000 of revenue.

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

In addition, EITF No. 00-21 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 had a significant impact on our 2004 and 2007 financial statements due to the deferral of revenue from milestones achieved in those years under our 2004 Novartis license agreement. Accordingly, development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement. As of December 31, 2007, approximately $6,595,000 of milestone payments from Novartis was being deferred over the estimated performance period through 2018.

Under our 2007 supply agreement with Novartis, we received a payment of $2,500,000 in March 2007. Based upon production and development expenditures incurred, we recognized $2,500,000 in revenue during 2007 ($2,200,000 in sales revenue and $300,000 in development fees). Revenue was allocated between sales revenue and development services revenue based upon the proportion of costs incurred for the two revenue categories. At December 31, 2007, we had no further obligations under such supply agreement.

Accounting for Stock Options: Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method. In accordance with this method, we did not restate prior period results. We also did not capitalize any share-based compensation cost. We are in a net operating loss position therefore no excess tax benefits from share-based payment arrangements have been recognized. For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with SFAS 123(R). We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Stock options and warrants issued to consultants are accounted for in accordance with SFAS 123(R) and EITF No. 96-18. Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model until the option is fully vested and is included in research, development and facility expenses. Prior to 2006, we accounted for stock options granted to employees and directors in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense was recorded on fixed stock option grants only if the current fair value of the underlying stock exceeded the exercise price of the option at the date of grant and it was recognized on a straight-line basis over the vesting period. We accounted for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and EITF No. 96-18. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria was affected each reporting period by changes in the fair value of our common stock.

Inventory: Production inventories at our Boonton, NJ location are stated at the lower of cost or market, valued at actual cost which approximates FIFO. Research inventories at our Fairfield, NJ location are stated at the lower of cost (using the FIFO method) or market. Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements.

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

Segment Information—We are managed and operated as one business. Our entire business is managed by a single management team that reports to the chief executive officer. We do not operate separate lines of business or separate business entities with respect to any of our product candidates. Accordingly, we do not prepare discrete financial information with respect to separate product areas or by location and do not have separately reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Cash Equivalents—We consider all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable—During 2007, almost all of our accounts receivable involved transactions with established pharmaceutical companies, Novartis and USL. The terms of payments and collections in these transactions are governed by contractual agreements. Our policy is that an allowance for doubtful accounts is established for estimated losses resulting from the inability of our customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances in excess of 90 days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will write-off the account receivables.

Property, Plant and Equipment—Property, plant and equipment are carried at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is computed using the straight-line method. Amortization of equipment under capital leases and leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

Fair Value of Financial Instruments—The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. Given our financial condition described in Note 2, it is not practicable to estimate the fair value of our notes payable at December 31, 2007. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature.

Research and Development—Research and development expenses include the costs associated with our internal research and development and research and development conducted for us by third parties. These costs primarily consist of salaries, clinical trials, outside consultants, supplies, and indirect costs. Indirect costs such as depreciation, rent, utilities, insurance, taxes, and maintenance are allocated to research and development based on specific criteria such as square footage utilized. All research and development costs discussed above are expensed as incurred. Third-party expenses reimbursed under research and development contracts, which are not refundable, are recorded as a reduction to research and development expense in the statement of operations. These expenses have not been material.

Sales Concentrations—Our revenue for the last three years has almost entirely been from product sales, royalties and licensing revenue under our agreements with USL, GSK and Novartis.

Revenue from Licensees:

	2007	2006	2005
USL	80%	90%	93%
Novartis	16%	7%	3%
GSK	1%	3%	4%
Other	3%	—%	—%

Concentrations of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash with high quality financial institutions in the U.S. to limit credit exposure. We have concentrations of credit risk with respect to accounts receivable, as most of our accounts receivable are concentrated among a very small number of customers. As of December 31, 2007 and December 31, 2006, USL accounted for approximately 99% of our accounts receivable. We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable.

Income Taxes—Income taxes are accounted for under the asset and liability method with deferred tax assets and liabilities recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.

Net Loss per Share—We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 2007, 2006 and 2005 because inclusion of our stock options and warrants (approximately 6,229,000, 5,657,000 and 5,925,000 shares of common stock, if exercised, at December 31, 2007, 2006 and 2005, respectively) would be antidilutive.

New Accounting Pronouncements

In December 2007, the EITF issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.” EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF 07-1 will be adopted in 2009. We are in the process of evaluating the impact, if any, of adopting EITF 07-1 on our financial statements.

In February 2007, the FASB Issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on the Company’s financial statements.

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 requires an issuer of financial instruments, such as debt, convertible debt, equity shares or warrants, to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with Statement 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss. That accounting applies regardless of whether the registration payment arrangement is a provision in a financial instrument or a separate agreement. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified after December 21, 2006. The FSP is effective for fiscal years beginning after December 15, 2006, for registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006. We adopted FSP EITF 00-19-2 effective January 1, 2007 and the adoption did not have a significant effect on our financial statements. However, it could have a significant impact on our future financial statements depending on the terms of our future arrangements.

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FAS 157 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that the adoption of FAS 157 will have on our financial condition or results of operations.

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

4. Related Party Transactions

Levy Loans

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member (collectively, the “Levys”), from time to time have made loans to us. We did not make principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001 and ending May 10, 2007, interest on loans originated through March 4, 2001 increased an additional 5% per year and was calculated on both past due principal and interest. This additional interest was approximately $337,000, $871,000 and $853,000, respectively, for the years ended 2007, 2006 and 2005.

At May 10, 2007, after principal payments of $1,010,000 during 2007, principal and interest were $7,095,000 and $8,642,517, respectively, with interest rates ranging from 8.5% to 14.2%. The total owed aggregated $15,737,517, of which approximately $8,900,000 in principal and interest were in default and was restructured on May 10, 2007 as eight-year term notes, none of which are in default, with a fixed simple interest rate of 9% per annum. No gain or loss was recognized on the restructuring transaction. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period, but payments may be made earlier without penalty. Total interest expense on all Levy loans was approximately $1,348,000, $1,532,000 and $1,516,000, respectively, for the years ended 2007, 2006 and 2005. As of December 31, 2007, total accrued interest on all Levy loans was $783,279 and the outstanding loans by these persons to us, classified as long-term debt, totaled $15,737,517 for an aggregate owed of $16,520,796. These loans are collateralized by security interests in our equipment, real property and/or certain of our patents.

Outstanding stockholder loans consisted of the following at December 31, 2007 and December 31, 2006 (in thousands):

	2007	2006
Jay Levy long-term loan (1)	$8,319	$—
Levy Partnership long-term loan (2)	7,419	—
Jay Levy term loans (3)	—	1,870
Jay Levy demand loans (4)	—	525
Levy Partnership loans (5)	—	5,700
Warren Levy demand loans	—	5
Ronald Levy demand loans	—	5

	15,738	8,105
Accrued interest	783	8,081

Total loans and interest due to stockholders	$16,521	$16,186

(1)	This loan resulted from the May 2007 restructuring of term loans and demand loans, as well as accrued interest, which were in default. This loan consists of an eight-year term note with a fixed simple interest rate of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the agreement due to the deferred payment schedule contained in the note. Quarterly payments of principal and interest will be made over a five-year period beginning in May 2010. Accrued interest on this loan at December 31, 2007 was approximately $414,000. This loan is collateralized by certain of our fixed and other assets, including real property.

(2)	This loan, held by the Jaynjean Levy Family Limited Partnership, resulted from the May 2007 restructuring of non-default notes and accrued interest. This loan consists of an eight-year term note with a fixed simple interest rate of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the agreement due to the deferred payment schedule contained in the note. Quarterly payments of principal and interest will be made over a five-year period beginning in May 2010. Accrued interest on this loan at December 31, 2007 was approximately $369,000. This loan is collateralized by certain of our patents and patent applications.
(3)	Loans from Jay Levy in the aggregate principal amount of $1,870,000 evidenced by term notes that matured January 2002 and bore interest at the fixed rate of 11% per year. These loans were collateralized by a security interest in all of our equipment and a mortgage on our real property. The principal and interest on these loans were restructured into the aforementioned long-term debt in May 2007.
(4)	Loans from Jay Levy in the aggregate principal amount of $525,000, evidenced by demand notes which bore a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus 5.25% (14.2% at December 31, 2006 and May 10, 2007). These loans were collateralized by a security interest in our equipment and real property. The principal and interest on these loans were restructured into the aforementioned long-term debt in May 2007.
(5)	Loans from Jay Levy in 2001 and 2002 in the aggregate principal amount of $5,700,000 which were evidenced by demand notes bearing a floating interest rate equal to the Merrill Lynch Margin Loan Rate plus .25%, (8.5% at December 31, 2006 and May 10, 2007) and which were collateralized by a security interest in certain of our patents. The principal and interest on these loans were restructured into the aforementioned long-term debt in May 2007.

Other Related Party Transactions

One of our directors, J. Thomas August, serves as our Research Director, receiving $73,500 in annual compensation in 2007, 2006 and 2005.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2007 and 2006:

	2007	2006	Estimated Useful Lives
Building and improvements	$1,489,694	$1,489,694	25 years
Leasehold improvements	9,877,345	8,996,281	Lesser of lease term or useful life
Manufacturing equipment	5,422,067	5,208,817	10 years
Laboratory equipment	3,508,903	3,255,705	5 years
Other equipment	671,489	671,489	10 years
Office equipment and furniture	640,926	614,633	5 years
Equipment under capital leases (See Note 11)	1,093,424	1,093,424	Lesser of lease term or useful life

	22,703,848	21,330,043
Less accumulated depreciation and amortization	(19,607,407)	(19,087,069)

	3,096,441	2,242,974
Land	121,167	121,167

Property, plant and equipment, net	$3,217,608	$2,364,141

Depreciation and amortization expense on property, plant and equipment was approximately $520,000, $469,000 and $509,000 in 2007, 2006 and 2005, respectively. Leasehold improvements include construction in progress of approximately $857,000 at December 31, 2007. Manufacturing equipment includes equipment construction in progress of approximately $169,000 and $125,000 at December 31, 2007 and December 31, 2006, respectively. Our fully depreciated assets included above at December 31, 2007 and December 31, 2006 were approximately $17,000,000 and $16,600,000, respectively.

6. Intangible Assets

Details of intangible assets are summarized as follows:

	December 31, 2007			December 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$138,000	$6,000	$144,000	$136,000	$8,000
Patents	1,409,000	975,000	434,000	1,388,000	870,000	518,000
Deferred Patents	1,356,000	—	1,356,000	898,000	—	898,000
Deferred Trademarks	15,000	—	15,000	15,000	—	15,000

	$2,924,00	$1,113,000	$1,811,000	$2,445,000	$1,006,000	$1,439,000

Trademarks and patents are all intangible assets with definite useful lives and therefore continue to be amortized in accordance with the provisions of SFAS 142. Amortization expense amounted to $107,000, $118,000 and $82,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Future amortization expense on our amortizable intangible assets over the next five years is estimated as follows:

2008	$87,000
2009	68,000
2010	52,000
2011	36,000
2012	35,000

$278,000

During 2007, we wrote off certain domestic patent applications involving technology no longer being pursued. During 2006, we wrote off certain foreign patent applications for abandoned applications. Charges in 2007 to general and administrative expense and charges in 2006 and 2005 to research, development and facility expense to write off certain abandoned intangible assets were $33,000, $124,000 and $4,000, respectively, representing their carrying value. As of December 31, 2007, nine of our patents had issued in the U.S. and seventy-seven had issued in various foreign countries. Various other domestic and foreign applications are pending.

7. China Joint Venture

In June 2000, we entered into a joint venture agreement with SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG contributed its existing injectable calcitonin license to the joint venture, which allowed the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in 2003. The approval of our NDA in China, and the timing of such approval, is uncertain. Upon approval of an official business license from the Chinese authorities, which we anticipate will follow the approval of the Chinese NDA, we expect that the resulting joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. Brief local human trials were initiated in 2006 and concluded in 2007. If the product is successful, the joint venture may establish a facility in China to fill injectable and nasal calcitonin products using bulk calcitonin supplied by us. Eventually the joint venture may manufacture bulk calcitonin in China at a new facility that would be constructed by it. This would require the joint venture to obtain local financing. The existing joint venture began operations and sales of its injectable calcitonin product in 2002 under the aforementioned SPG license. Sales by the joint venture have been used to offset its costs. We account for our investment in the joint venture under the equity method. Our investment and our share of the earnings in the existing joint venture have been immaterial to date.

Unigene and SPG have agreed to expand the activities of the joint venture to allow for the development and marketing of other pharmaceutical products. The combined capital investment commitment of both parties for the joint venture will remain at $15,000,000, representing contributions of cash and technology. Under the terms of the joint venture agreement we are obligated to contribute up to $900,000 as a capital contribution. This contribution is expected to be payable in 2008 after the joint venture is officially registered with the Chinese government. In lieu of a cash payment, we may reduce our equity participation in the joint venture or have SPG advance the funds.

8. Financing

In March 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a common stock warrant to purchase up to 1,000,000 shares of our common stock to Magnetar pursuant to a common stock purchase agreement. The shares are freely tradable. The five-year warrant is exercisable immediately at an exercise price per share of $4.25 and was outstanding at December 31, 2007. We received gross proceeds of $13,000,000 before expenses of approximately $250,000. Pursuant to the registration rights agreement executed in connection with the private placement, we agreed to keep the registration statement effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144(k), (ii) the date 24 months after the closing of the private placement (i.e., March 16, 2008) or (iii) the date on which all of the registrable securities covered by such registration statement have been sold. A registration statement was originally declared effective in April 2006. If, on any day after the date on which the registration statement is declared effective, sales of all the registrable securities cannot be made (other than during a specified grace period), then we shall pay to each holder of registrable securities an amount in cash equal to 2% of the aggregate purchase price on the date sales cannot be made, after the applicable grace period, and 2% of the aggregate purchase price for each 30 day period (pro rated for periods totaling less than 30 days). We do not believe that this penalty provision will have a material impact on our financial condition.

In April 2005, we completed the sale of a total of 2,123,142 shares of our common stock and a common stock warrant to purchase up to 1,061,571 shares of our common stock (which remains outstanding at December 31, 2007) at an exercise price per share of $1.77 to Fusion in a private placement pursuant to a common stock purchase agreement for gross proceeds to us of $3,000,000. The shares are freely tradeable. As a result of a prior financing with Fusion in 2003, there is an additional common stock warrant outstanding at December 31, 2007. This five-year warrant to purchase 250,000 shares of common stock is exercisable at $0.90 per share.

9. Inventory

Inventories consisted of the following as of December 31, 2007 and 2006:

	2007	2006
Current Inventory
Finished goods – net of allowances of $810,000 and $801,000, respectively	$1,702,303	$3,531,147
Work in process	423,422	—
Raw materials	1,201,565	1,751,853

Total	$3,327,290	$5,283,000

Noncurrent Inventory
Raw Materials	$627,020	$—

Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and work in process production were $810,000 at December 31, 2007, an increase of $9,000 from December 31, 2006. Based upon expected future orders, $627,000 of our raw material inventory was classified as a noncurrent asset at December 31, 2007. We expect this inventory to be fully recoverable, therefore no reserve was established.

10. Accrued expenses-other

Accrued expenses - other consisted of the following at December 31, 2007 and 2006:

	2007	2006
Vacation, payroll taxes and other payroll-related expenses	$890,788	$733,535
Consultants	782,872	730,229
Professional fees and other	309,898	342,943

Total	$1,983,558	$1,806,707

11. Obligations Under Capital Leases

We entered into various lease arrangements which qualify as capital leases. The future years’ minimum lease payments under the capital leases, together with the present value of the net minimum lease payments, as of December 31, 2007 were as follows:

2008	$48,066
2009	2,297

Total minimum lease payments	50,363
Less amount representing interest	(8,420)

Present value of net minimum lease payments	41,943
Less current portion	(40,078)

Obligations under capital leases, excluding current portion	$1,865

The interest rates on these leases vary from 9% to 13%.

Following is a summary of property held under capital leases:

	2007	2006
Lab equipment	$435,787	$435,787
Manufacturing equipment	575,433	575,433
Office equipment	82,204	82,204

	1,093,424	1,093,424
Less: accumulated depreciation	(1,044,521)	(957,310)

	$48,903	$136,114

12. Obligations Under Operating Leases

We are obligated under a net-lease for our manufacturing facility located in Boonton, New Jersey that expires in 2014. We also lease office space in a second location in Boonton, New Jersey that expires in 2017. We have 10-year renewal options on both Boonton locations, as well as options to purchase these facilities. In addition, we lease office equipment under an operating lease expiring in 2008. Total future minimum rentals under these noncancelable operating leases are as follows:

2008	$287,989
2009	288,021
2010	289,021
2011	290,021
2012	291,021
2013 and thereafter	625,721

$2,071,794

Total rent expense was approximately $273,000, $210,000 and $217,000 for 2007, 2006, and 2005, respectively.

13. Warrants

As of December 31, 2007, there were warrants outstanding, primarily issued in connection with our Fusion and Magnetar transactions, all but 20,000 of which are currently exercisable, to purchase an aggregate of 2,371,571 shares of Common Stock at exercise prices ranging from $.90 to $4.25 per share. The following summarizes warrant activity for the past three years:

	Warrants	Warrants Exercisable At End of Year	Weighted Average Exercise Price
Outstanding January 1, 2005	973,002	973,002	$1.20

Granted to Fusion and other	1,081,571		$1.77
Cancelled	(150,000)		2.66
Exercised	(573,002)		0.95

Outstanding December 31, 2005	1,331,571	1,311,571	$1.61

Granted to Magnetar and other	1,040,000		$4.17
Cancelled	—		—
Exercised	—		—

Outstanding December 31, 2006	2,371,571	2,351,571	$2.73

Granted	—		—
Cancelled	—		—
Exercised	—		—

Outstanding December 31, 2007	2,371,571	2,351,571	$2.73

A summary of warrants outstanding (all but 20,000 of which are exercisable) as of December 31, 2007 follows:

	Warrants Outstanding
Exercise Price	Number Outstanding	Weighted Ave. Remaining Life (years)	Weighted Ave. Exercise Price
$0.90	250,000	0.8	$.90
$1.77	1,061,571	2.3	1.77
$2.00 – 2.20	60,000	5.7	2.13
$4.25	1,000,000	3.2	4.25

	2,371,571		$2.73

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

15. Stock Option Plans

We have had various shareholder-approved stock option plans for employees and directors under which we have granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a one to four year period and expire ten years from the date of grant. Shares for option exercises are issued from authorized and unissued shares.

At our June 2006 Annual Meeting, the stockholders approved the adoption of the 2006 Stock Based Incentive Compensation Plan (the “2006 Plan”). All employees and directors, as well as certain consultants, are eligible to receive grants under the 2006 Plan. Allowable grants under the 2006 Plan include stock options, phantom stock, stock appreciation rights, restricted stock and deferred stock. Options granted under the 2006 Plan have a ten-year term and an exercise price equal to the market price of the common stock on the date of the grant. The 2006 Plan replaced our older stock option plans and, initially, had 3,426,000 shares authorized for issuance. At December 31, 2007, we had approximately 2,948,000 shares authorized for future grants under the 2006 Plan.

Prior to 2006, we accounted for stock options issued to employees and directors in accordance with the provisions of APB 25 and related interpretations. As such, compensation expense was recorded on fixed stock option grants for employees and directors only if the current market price of the underlying stock exceeded the exercise price of the option at the date of grant and it was recognized on a straight-line basis over the vesting period; compensation expense on variable stock option grants was estimated until the measurement date. As permitted by SFAS 123 and SFAS No. 148, we provided pro forma net loss and pro forma loss per share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. Under SFAS 123 (R), effective with our first quarter of 2006, we did and will continue to recognize compensation cost for all awards granted after the effective date using the fair value method.

We accounted for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested. Based upon options issued to consultants, we recognized compensation expense of $118,000, $154,000 and $114,000, respectively, for 2007, 2006, and 2005. These amounts are included in research, development and facility expenses.

During 2007 and 2006, we recognized an aggregate of $836,000 and $641,000, respectively, in non-cash compensation costs to employees and directors. Due to our losses, there is no income tax benefit or cash flow effect. For stock subject to graded vesting, we allocate compensation costs over the vesting periods utilizing the straight-line method. As of December 31, 2007, there was approximately $427,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of approximately one year. For the years ended December 31, 2007, 2006 and 2005, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We based expected volatility on historical volatility. We estimated the expected term and forfeiture rate of stock options using historical experience. We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. The Company has no present intention of declaring any dividends.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	2007	2006	2005
Expected volatility	65%	83%	97%
Expected dividends	0	0	0
Expected term (in years)	5.3	5.3	5.0
Risk-free rate	4.3%	4.7%	4.0%
Forfeiture rate	20%	20%	20%

The weighted-average grant-date fair value of options granted during 2007, 2006 and 2005 was $1.31, $2.28 and $1.86, respectively. The total fair value of shares vested during 2007, 2006 and 2005 was approximately $735,000, $926,000 and $401,000, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during 2007, 2006 and 2005 was $39,000, $1,404,000 and $2,084,000, respectively. The aggregate intrinsic value for all fully vested shares at December 31, 2007 was $2,983,000.

Cash received from option exercises under all share-based payment arrangements for 2007, 2006 and 2005 was $11,000, $556,000 and $1,441,000, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for 2007, 2006 and 2005.

Had compensation cost for options granted to employees and directors been determined consistent with the fair value method under SFAS 123(R), our pro forma net loss and pro forma net loss per share would have been as follows for 2005:

Net loss:
As reported	$(495,593)
Add: Total employee and director stock-based compensation recognized	—
Deduct: Total stock-based employee and director compensation expense determined under fair-value-based method for all awards	(411,000)

Pro forma	$(906,593)

Basic and diluted net loss per share:
As reported	$(.01)

Pro forma	$(.01)

The following summarizes activity for options granted to directors, employees and consultants:

	Options	Weighted Average Exercise Price	Options Exercisable At End of Year	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Outstanding January 1, 2005	4,209,815	$0.99	3,554,762	$1.10

Granted	616,865	$2.07			$1.86

Cancelled	(58,500)	.63
Exercised	(937,000)	1.54
Expired	(183,865)	1.63

Outstanding December 31, 2005	3,647,315	$1.01	2,874,262	$0.90

Granted	678,000	$3.19			$2.28

Cancelled	(9,400)	2.61
Exercised	(529,500)	1.09
Expired	(3,000)	2.19

Outstanding December 31, 2006	3,783,415	$1.38	3,003,642	$1.07

Granted	269,000	$2.18			$1.31

Cancelled	(63,500)	1.80
Exercised	(22,700)	0.49
Expired	(4,000)	2.56

Outstanding December 31, 2007	3,962,215	$1.43	3,340,836	$1.21

A summary of options outstanding and exercisable as of December 31, 2007, follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Ave. Remaining Life (years)	Weighted Ave. Exercise Price	Number Exercisable	Weighted Ave. Exercise Price
$ 0.26-0.49	1,551,350	4.2	$.41	1,551,350	$.41
$ 0.50-0.99	510,000	2.8	.69	471,250.67
$ 1.00-1.99	645,365	4.3	1.83	582,115	1.82
$ 2.00-2.99	845,500	8.0	2.28	512,255	2.30
$ 3.00-4.36	410,000	8.3	3.88	223,866	3.89

	3,962,215			3,340,836

16. Income Taxes

As of December 31, 2007, we had available for federal income tax reporting purposes net operating loss carry forwards in the approximate amount of $91,000,000, expiring from 2008 through 2027, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. Approximately $3,200,000 of these net operating losses is related to deductions resulting from exercises of employee stock options. The tax benefit related to these stock options would be credited to additional paid-in capital when realized. In addition, as of December 31, 2007, we had federal research and development credits in the approximate amount of $3,600,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2008 through 2026.

We have New Jersey operating loss carry forwards in the approximate amount of $28,000,000, expiring from 2008 through 2014, which are available to reduce future earnings, which would otherwise be subject to state income tax. As of December 31, 2007, approximately $13,000,000 of these New Jersey loss carry forwards had been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We sold tax benefits and received cash of $778,000 in 2007, $531,000 in 2006 and $440,000 in 2005. Historically, the sale of these tax benefits have been completed in the fourth quarter of each respective year upon completion of the requirements of the NJEDA. In addition, as of December 31, 2007, we had New Jersey research and development credits in the approximate amount of $1,100,000, which are available to reduce the amount of future New Jersey income taxes. These credits expire from 2008 through 2014.

Income tax benefits recorded are summarized as follows:

	Year ended December 31,
	2007	2006	2005
Proceeds from sale of New Jersey tax benefits	$(778,000)	$(531,000)	$(440,000)
Federal alternative minimum tax expense	52,000	—	—
State tax expense	2,000	2,000	20,000

Total income tax benefit	$(724,000)	$(529,000)	$(420,000)

The reconciliation for the benefit from income taxes and the amount computed by applying the federal statutory income tax rate (34%) is summarized as follows:
Pre-tax book loss at statutory rate	$(1,419,000)	$(4,187,000)	$(311,000)
Change in valuation allowance	831,000	3,344,000	(603,000)
Expiration of prior years’ net operating losses	164,000	1,046,000	889,000
Permanent tax differences	6,000	(49,000)	(458,000)
State taxes	(390,000)	(1,170,000)	(135,000)
Net change in tax credits	(220,000)	349,000	54,000
Proceeds from sale of New Jersey tax benefits	264,000	181,000	150,000
Other	40,000	(43,000)	(6,000)

Recorded income tax benefit	$(724,000)	$(529,000)	$(420,000)

Deferred tax assets are summarized as follows:

	December 31,
	2007		2006
Federal net operating loss carry forwards		$30,954,000		$32,250,000
State net operating loss carry forwards		1,534,000		2,337,000
Tax credits carry forward		4,882,000		4,608,000
Deferred revenue basis differences		5,318,000		3,568,000
Fixed asset basis differences		2,165,000		2,298,000
Stock options		497,000		116,000
Deferred compensation		150,000		132,000
Accrued vacation		245,000		19,000
Patent costs		412,000		—

		46,157,000		45,328,000
Valuation allowance		(46,157,000)		(45,328,000)

Net deferred tax assets	$	— 0 —	$	— 0 —

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of FIN 48. There continues to be no liability related to unrecognized tax benefits at December 31, 2007.

The Company’s 2004, 2005 and 2006 federal tax returns remain subject to examination by the IRS and the Company’s 2003, 2004, 2005, and 2006 New Jersey tax returns are also open to potential examination. In addition, net operating losses arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company’s Federal or state tax returns are currently under examination.

17. Employee Benefit Plan

We maintain a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to an annual maximum for each employee set by the Internal Revenue Service. Our discretionary matching contribution expense for 2007, 2006 and 2005 was approximately $109,000, $114,000 and $103,000, respectively.

18. Research, Licensing and other Revenue

Research Agreements

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through December 31, 2007. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through December 31, 2007. For 2007, 2006 and 2005 we recognized $200,000 in licensing revenue. There were no PTH sales to GSK during 2007. Bulk product sales to licensees, prior to product approval, are typically inconsistent and subject to the needs of the licensee. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations. Cash received in advance of shipment is considered a customer deposit. During 2007, 2006 and 2005, and since inception, direct and indirect costs associated with this project, included in research and development costs, were approximately $335,000, $1,147,000, $204,000, and $7,940,000, respectively.

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. Novartis purchased an additional $600,000 of calcitonin in 2004. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. In 2007, under our 2004 agreement, we received a $5,500,000 milestone payment from Novartis for the initiation of their oral calcitonin Phase III clinical study for osteoporosis. This milestone will be recognized over the estimated remaining 11-year performance period of the license agreement. We have received an aggregate of $13,700,000 from Novartis under this agreement. For 2007, 2006 and 2005, respectively, we recognized $810,000, $393,000 and $393,000 in licensing revenue. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is projected to be used by Novartis in future studies including clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us.

During 2007, 2006 and 2005, and since inception, direct and indirect costs associated with this project, included in research and development costs, were approximately $3,000, $0, $37,000, and $3,943,000, respectively.

License Agreement

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. During 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. Fortical was approved by the FDA and launched by USL in August 2005. During 2005, we received the final $4,000,000 milestone payment for the FDA’s approval of Fortical and also recognized $6,479,000 in sales revenue, $2,613,000 in royalty revenue and $158,000 in licensing revenue. During 2006, we recognized $2,822,000 in sales revenue, $2,451,000 in royalty revenue and $158,000 in licensing revenue. Revenue for the year ended December 31, 2007 consists of the recognition of $158,000 of licensing revenue from USL in addition to $10,559,000 in sales to USL and $5,572,000 in royalties from USL. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports were based on their manufacturing quarters which differed from calendar quarters by one month. Therefore, our quarterly reporting periods prior to 2007 did not include royalty revenue for the last month of that period as such information was not available and could not be reliably estimated at that time. Beginning in the first quarter of 2007, USL provided, and will continue to provide, royalty information for the last month of each calendar quarter. Therefore, our Match 31, 2007 quarter (and only that quarter) included royalty revenue for four months, from December 2006 through March 2007. Future quarters will report three months of royalty revenue, corresponding to our calendar quarters. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the market place and, therefore, are difficult to predict. It is uncertain whether or not USL will be able to continue to increase market share for Fortical. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

19. Legal Matters

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis, is covered by the Fortical Patent. In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product, which is the subject of an Apotex pending ANDA. On July 24, 2006, we and USL jointly filed a lawsuit against Apotex in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provides for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. We are seeking a ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical Patent and its ANDA should not be approved before the expiration date of the Fortical Patent. We are also seeking an injunction to prevent Apotex from commercializing its ANDA product before the expiration of the Fortical Patent and to recover the attorneys’ fees and costs which we and USL incur in connection with these proceedings. However, there is the usual litigation risk that we will not be successful in the suit. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

20. Selected Quarterly Financial Data (Unaudited)

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$6,328,272	$4,718,212	$6,343,470	$3,032,875
Operating income (loss)	124,251	(1,039,589)	39,514	(2,223,534)
Net loss	(244,168)	(1,294,039)	(239,928)	(1,670,205)
Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$386,891	$555,987	$1,700,870	$3,415,184
Operating loss	(2,856,092)	(2,744,420)	(2,195,649)	(3,183,998)
Net loss	(3,242,672)	(3,001,781)	(2,514,834)	(3,024,849)
Net loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.03)	$(0.03)

21. Commitments and Contingencies

In December 2005, our Board of Directors approved the adoption of a deferred compensation plan for Dr. Ronald Levy, Executive Vice President and Director of the Company, and Dr. Warren Levy, President, Chief Executive Officer and Director of the Company. Previously, Drs. Levy were the beneficiaries of split-dollar life insurance policies owned by the Company with a face value of $1,000,000 each that were originally purchased in 1988. These policies were terminated without any consideration paid to them in 2005 due to changes in the tax law as well as Sarbanes-Oxley regulations, and we received the entire cash proceeds. In recognition of the services of Drs. Levy and the cancellation of the split-dollar life insurance policies, the Board recommended the adoption of a deferred compensation plan. The major features of the plan are as follows: The Company agrees to credit a book account with $25,000 per year on January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for each participant; the credits to the accounts would be 100% vested; upon the death of a participant, any remaining contributions would be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions shall be made to each participant’s account. The related contracts were finalized and executed in February 2006. Therefore, we recognized this liability in the first quarter of 2006 in the amount of $304,000, which represented the net present value of the future payments. As of December 31, 2007, this liability was approximately $375,000. As of December 31, 2007, both of these accounts had been funded to date in the aggregate amount of $121,000 ($100,000 plus $21,000 in interest and gains) and these accounts are included on the Balance Sheet in other assets.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were designed and were being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Furthermore, our principal executive officer and our principal financial officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period ended December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Unigene’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability and fair presentation of published financial statements. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

Our management, including the principal executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control Over Financial Reporting. Our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Unigene Laboratories, Inc.

We have audited Unigene Laboratories, Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Unigene Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Unigene Laboratories, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Unigene Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion thereon.

GRANT THORNTON LLP

Edison, New Jersey

March 13, 2008

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is included in the sections entitled “Information Regarding Directors, Nominees and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 18, 2008 and is hereby incorporated by reference.

Item 11.	Executive Compensation.

The information required by this item is included in the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 18, 2008 and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included in the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 18, 2008 and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 18, 2008 and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is included in the section entitled “Proposal 2: Ratification of the Appointment of Independent Auditors” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 18, 2008 and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements.

The Financial Statements and Supplementary Data are listed under Item 8 of this Report on Form 10-K.

(b) Exhibits.

See Index to Exhibits which appears on Pages 49-51.

(c) Financial Statement Schedules.

None.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Unigene Laboratories, Inc., dated October 31, 1980, as filed with the Secretary of State in the State of Delaware on November 3, 1980, and all amendments thereto (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

3.2	Amended By-Laws of Unigene Laboratories, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.1	Rights Agreement between Unigene Laboratories, Inc. and Registrar and Transfer Company, dated December 20, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated December 23, 2002).

4.2	Specimen Certificate for Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

10.1	Lease agreement between Unigene Laboratories, Inc. and Fulton Street Associates, dated May 20, 1993 (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).

10.2	First Amendment to lease agreement between Unigene Laboratories, Inc. and Fulton Street Associates, dated May 20, 1993.

10.3	Second Amendment to Lease between Fulton Street Associates and Unigene Laboratories, Inc., dated as of May 15, 2003 (incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 1 to Registrant’s Registration Statement No. 333-75960, filed August 1, 2003).

10.4	1994 Employee Stock Option Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement dated April 28, 1994, which is set forth as Appendix A to Exhibit 28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

10.5	Directors Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).**

10.6	2000 Stock Option Plan (incorporated by reference to Attachment A to the Registrant’s Schedule 14A, filed April 28, 2000, containing the Registrant’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders). **

10.7	Unigene Laboratories, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Appendix B of the Registrant’s Schedule 14A, filed April 24, 2006, containing the Registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders). **

10.8	Form of Incentive Stock Option Agreement under 2006 Stock-Based Incentive Compensation Plan.**

10.9	Form of Non-qualified Stock Option Agreement under 2006 Stock-Based Incentive Compensation Plan.**

10.10	Employment Agreement between Unigene Laboratories, Inc. and Warren P. Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.11	Employment Agreement between Unigene Laboratories, Inc. and Ronald S. Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.12	Employment Agreement between Unigene Laboratories, Inc. and Jay Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.13	Summary of Deferred Compensation Plan between Unigene Laboratories, Inc. and Dr. Warren P. Levy and Dr. Ronald S. Levy, dated December 14, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, dated December 14, 2005).**

10.14	Director Stock Option Agreement between Allen Bloom and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).**

Exhibit Number	Description
10.14	Director Stock Option Agreement between Allen Bloom and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).**

10.15	Director Stock Option Agreement between J. Thomas August and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).**

10.16	Joint Venture Contract between Shijiazhuang Pharmaceutical Group Company, Ltd., and Unigene Laboratories, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A , filed March 5, 2008, for the quarter ended June 30, 2000.)*

10.17	Articles of Association of Shijiazhuang-Unigene Pharmaceutical Corporation Limited, dated June 15, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Quarterly Report on Form 10-Q/A, filed March 5, 2008 for the quarter ended June 30, 2000.)*

10.18	License agreement between Unigene Laboratories, Inc. and SmithKline Beecham Corporation, dated April 13, 2002 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, dated April 26, 2002). *

10.19	License and development agreement between Upsher-Smith Laboratories, Inc. and Unigene Laboratories, Inc., dated November 26, 2002 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A, dated October 16, 2007). *

10.20	License Agreement, dated April 7, 2004, between Unigene Laboratories, Inc. and Novartis Pharma AG (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.21	Supply Agreement, dated as of January 22, 2007, between Unigene Laboratories, Inc. and Novartis Pharma AG (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)*

10.23	Common Stock Purchase Agreement, dated April 7, 2005, between Unigene Laboratories, Inc. and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, dated April 13, 2005).

10.24	Registration Rights Agreement, dated April 7, 2005, between Unigene Laboratories, Inc. and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, dated April 13, 2005).

10.25	Securities Purchase Agreement between Unigene Laboratories, Inc. and the Buyers listed therein, dated March 16, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 22, 2006).

10.26	Registration Right Agreement between Unigene Laboratories, Inc. and the Buyers listed therein, dated March 17, 2006 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed March 22, 2006).

10.27	Warrant to Purchase Common Stock of Unigene Laboratories, Inc., for the benefit of Magnetar Capital Master Fund, Ltd., dated March 17, 2006 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed March 22, 2006).

10.28	Secured Promissory Note, dated May 10, 2007, issued by Unigene Laboratories, Inc. in favor of Jay Levy (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, dated May 10, 2007).

10.29	Secured Promissory Note, dated May 10, 2007, issued by Unigene Laboratories, Inc. in favor of the Jaynjean Levy Family Limited Partnership (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, dated May 10, 2007).

10.30	Amended and Restated Security Agreement, dated May 10, 2007, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K, dated May 10, 2007). *

10.31	Patent Security Agreement, dated March 13, 2001, between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference to Exhibit 10.38 of Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.32	First Amendment to Patent Security Agreement, dated May 29, 2001, between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference to Exhibit 10.39 of Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.33	Second Amendment to Patent Security Agreement, dated November 26, 2002, by and between Unigene Laboratories, Inc. and Jay Levy.

10.34	Third Amendment to Patent Security Agreement, dated May 10, 2007, by and between Unigene Laboratories, Inc. and the Jaynjean Family Limited Partnership (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K, dated May 10, 2007).*

Exhibit Number	Description
10.35	Mortgage and Security Agreement, dated July 13, 1999, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.36	Modification of Mortgage and Security Agreement, dated August 5, 1999, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.37	Modification of Mortgage and Security Agreement, dated May 10, 2007, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K, dated May 10, 2007).*

23.1	Consent of Grant Thornton LLP.

24.1	Power of Attorney (included on signature pages to this report).

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.

March 17, 2008	/s/ Warren P. Levy
Warren P. Levy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 17, 2008	/s/ Warren P. Levy
Warren P. Levy, President, Chief Executive Officer and Director (Principal Executive Officer)

March 17, 2008	/s/ Jay Levy
Jay Levy, Treasurer and Director

March 17, 2008	/s/ Ronald S. Levy
Ronald S. Levy, Secretary, Executive Vice President and Director

March 17, 2008	/s/ William Steinhauer
William Steinhauer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

March 17, 2008	/s/ J. Thomas August
J. Thomas August, Director

March 17, 2008	/s/ Allen Bloom
Allen Bloom, Director

March 17, 2008	/s/ Robert F. Hendrickson
Robert F. Hendrickson, Director

March 17, 2008	/s/ Marvin L. Miller
Marvin L. Miller, Director

March 17, 2008	/s/ Bruce S. Morra
Bruce S. Morra, Director

March 17, 2008	/s/ Peter Slusser
Peter Slusser, Director

Each person whose signature appears above in so signing also makes, constitutes and appoints each of Warren P. Levy, President and Chief Executive Officer of the registrant, and William Steinhauer, Vice President of Finance of the registrant, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this Form 10-K.