Form 10-Q/A
period 2007-03-31
UNIGENE LABORATORIES INC
filed 2008-03-20
CIK 352747

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

Explanatory Note

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Unigene Laboratories, Inc. hereby amends its Report on Form 10-Q for the quarter ended March 31, 2007, as previously filed on May 10, 2007 (the “Original Filing”). The registrant hereby amends and restates Part II, Item 6 of the Original Filing in response to comments the registrant received from the staff of the Securities and Exchange Commission in connection with the registrant’s request for confidential treatment for portions of the Supply Agreement, dated as of January 22, 2007, between the registrant and Novartis Pharma AG (the “Agreement”). A copy of the Agreement is filed herewith as Exhibit 10.1.

Except as described above, all other information in the Original Filing remains unchanged and reflects the disclosures made at the time of the Original Filing. The information previously reported in the Original Filing is hereby incorporated by reference into this Form 10-Q/A.

Part II

Item 6.	Exhibits.

Number	Description
10.1	Supply Agreement, dated as of January 22, 2007, between Unigene Laboratories, Inc. and Novartis Pharma AG. *

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

March 20, 2008	By:	/s/ Warren P. Levy
Warren P. Levy, President
(Chief Executive Officer)

March 20, 2008	By:	/s/ William Steinhauer
William Steinhauer, Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

UNIGENE LABORATORIES, INC.

INDEX TO EXHIBITS

No.	EXHIBIT
10.1	Supply Agreement, dated as of January 22, 2007, between Unigene Laboratories, Inc. and Novartis Pharma AG. *

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

4