Form 10-Q/A
period 2000-06-30
UNIGENE LABORATORIES INC
filed 2008-04-02
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A-2

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

Explanatory Note

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Unigene Laboratories, Inc. hereby amends its Report on Form 10-Q for the quarter ended June 30, 2000, as previously filed on August 14, 2000 (the “Filing”) and as previously amended on March 5, 2008. Part II, Item 6 of this Form 10-Q/A-2 amends and restates Part II, Item 6 of the Filing, as previously amended. Pursuant to a grant of confidential treatment, that Item contained redacted copies of (i) the Joint Venture Contract between Shijiazhuang Pharmaceutical Group Company, Ltd. and the registrant, dated June 15, 2000, and (ii) the Articles of Association of Shijiazhuang-Unigene Pharmaceutical Corporation Limited, dated June 15, 2000. By this Form 10-Q/A-2, the registrant files with the Securities and Exchange Commission unredacted copies of those documents as Exhibits 10.1 and 10.2 hereto.

Except as described above, all other information in the Filing remains unchanged and reflects the disclosures made at the time of the Filing. The information previously reported in the Filing is hereby incorporated by reference into this Form 10-Q/A-2.

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

UNIGENE LABORATORIES, INC.
(Registrant)

April 2, 2008	By:	/s/ Warren P. Levy
Warren P. Levy, President
(Chief Executive Officer)

April 2, 2008	By:	/s/ William Steinhauer
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

4