Form 10-Q
period 2008-06-30
UNIGENE LABORATORIES INC
filed 2008-08-11
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-16005

Unigene Laboratories, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2328609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Fulton Street, Boonton, New Jersey	07005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 265-1100

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $.01 Par Value— 88,977,676 shares as of August 4, 2008

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIGENE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,737,133	$3,677,637
Accounts receivable	2,448,296	3,142,196
Inventory	3,520,225	3,327,289
Prepaid expenses and other current assets	958,456	908,168

Total current assets	8,664,110	11,055,290
Noncurrent inventory	619,457	627,020
Property, plant and equipment, net	4,181,296	3,217,608
Patents and other intangibles, net	2,015,852	1,810,987
Investment in joint venture	1,393,897	27,440
Other assets	184,888	135,815

Total assets	$17,059,500	$16,874,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,277,418	$1,328,272
Accrued expenses - other	1,949,808	1,983,558
Current portion - deferred licensing fees	1,340,506	1,313,006
Current portion - capital lease obligations	17,236	40,078

Total current liabilities	4,584,968	4,664,914
Notes payable – stockholders	15,737,517	15,737,517
Accrued interest – principally to stockholders	1,446,306	783,279
Deferred licensing fees, excluding current portion	11,354,449	11,982,829
Capital lease obligations, excluding current portion	—	1,865
Deferred compensation	390,416	374,500
Due to joint venture, net of discount of $172,511	877,489	—

Total liabilities	34,391,145	33,544,904

Commitments and contingencies
Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 135,000,000 shares, issued and outstanding: 88,977,676 shares in 2008 and 87,753,715 shares in 2007	889,777	877,537
Additional paid-in capital	108,086,751	105,705,387
Accumulated deficit	(126,308,173)	(123,253,668)

Total stockholders’ deficit	(17,331,645)	(16,670,744)

Total liabilities and stockholders’ deficit	$17,059,500	$16,874,160

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
Product sales	$2,634,687	$3,091,677	$5,287,141	$7,115,409
Royalties	1,474,862	1,074,657	2,613,225	2,920,099
Licensing revenue	314,190	347,690	628,380	578,546
Development fees and other	554,114	204,188	763,205	432,430

	4,977,853	4,718,212	9,291,951	11,046,484

Operating expenses:
Cost of goods sold	1,511,732	1,659,753	3,101,526	3,679,404
Research, development and facility expenses	2,364,198	2,178,960	4,490,144	4,303,095
General and administrative	1,969,681	1,919,088	4,115,774	3,979,323

	5,845,611	5,757,801	11,707,444	11,961,822

Operating loss	(867,758)	(1,039,589)	(2,415,493)	(915,338)
Other income (expense):
Interest and other income	22,071	117,977	41,352	149,700
Interest expense-principally to stockholders	(355,552)	(372,427)	(680,364)	(772,569)

Loss before income taxes	(1,201,239)	(1,294,039)	(3,054,505)	(1,538,207)
Income tax expense	—	—	—	—

Net loss	$(1,201,239)	$(1,294,039)	$(3,054,505)	$(1,538,207)

Loss per share – basic and diluted:
Net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	88,370,858	87,735,922	88,062,286	87,733,661

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2008

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2008	87,753,715	$877,537	$105,705,387	$(123,253,668)	$(16,670,744)
Sale of common stock to CPG at $1.86 per share (net of cash issuance costs of $74,000)	1,080,000	10,800	1,923,505	—	1,934,305
Recognition of stock option compensation expense – employees and directors	—	—	262,653	—	262,653
Recognition of stock option compensation benefit - consultants	—	—	(15,865)	—	(15,865)
Discount on 2 year obligation to JV partner	—	—	172,511	—	172,511
Issuance of restricted stock	143,961	1,440	(1,440)	—	—
Recognition of restricted stock compensation expense	—	—	40,000	—	40,000
Net loss	—	—	—	(3,054,505)	(3,054,505)

Balance, June 30, 2008	88,977,676	$889,777	$108,086,751	$(126,308,173)	$(17,331,645)

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,054,505)	$(1,538,207)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(744,630)	(545,046)
Non-cash stock option and restricted stock compensation	286,788	682,068
Depreciation, amortization and impairment of long-lived assets	333,775	307,593
Increase in accrued interest-stockholders	663,027	759,242
Increase in deferred compensation	15,916	23,475
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	693,900	(1,368,345)
(Increase) decrease in inventory	(185,373)	1,222,036
Increase in other assets	(101,053)	(167,966)
(Decrease) increase in accounts payable and accrued expenses	(84,604)	179,952
Increase in deferred revenue	143,750	5,500,000

Net cash (used in) provided by operating activities	(2,033,009)	5,054,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(319,100)	—
Construction of leasehold and building improvements	(502,035)	(4,324)
Purchase of equipment and furniture	(750,948)	(322,749)
Increase in patents and other intangibles	(249,345)	(270,338)
Decrease (increase) in other assets	4,335	(9,396)

Net cash used in investing activities	(1,817,093)	(606,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, net	1,934,305	—
Repayment of short-term stockholder notes	—	(1,010,000)
Repayment of capital lease obligations	(24,707)	(36,110)
Proceeds from exercise of stock options	—	5,270

Net cash provided by (used in) financing activities	1,909,598	(1,040,840)

Net (decrease) increase in cash and cash equivalents	(1,940,504)	3,407,155
Cash and cash equivalents at beginning of period	3,677,637	3,357,351

Cash and cash equivalents at end of period	$1,737,133	$6,764,506

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of long-term stockholder notes in exchange for short-term stockholder notes and accrued interest	—	$15,737,517
Contribution to joint venture financed through interest-free note payable to joint venture partner	$1,050,000	—
Cash payments:
Cash paid for interest	$4,800	$11,000
Cash paid for income taxes	—	—

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE A – BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2007.

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

NOTE B – LIQUIDITY

At June 30, 2008, we had cash and cash equivalents of $1,737,000, a decrease of $1,941,000 from December 31, 2007 and we had working capital of approximately $4,079,000. Cash received during 2008 was primarily from Fortical® sales and royalties received under our agreement with Upsher-Smith Laboratories, Inc. (“USL”). Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans and (5) the sale of our common stock. Since August 2005, we have also generated cash from Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and further acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member (collectively, the “Levys”), from time to time (prior to 2003) made loans to us. At May 10, 2007, after principal repayments of $1,010,000 during 2007, principal and interest were $7,095,000 and $8,642,517, respectively. The total owed aggregated $15,737,517 and was restructured on May 10, 2007 as eight-year term notes with a fixed simple interest rate of 9% per annum. Required quarterly payments of principal and interest under these new notes begin in May 2010 and continue over a five-year period. As of June 30, 2008, the aggregate principal and interest outstanding under these notes was $17,158,823. These loans are secured by security interests in our equipment, real property and certain of our patents.

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

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During the first half of 2008, Fortical sales were $5,287,000 and Fortical royalties were $2,613,000. We expect Fortical sales and royalties to continue in 2008 and future years, but we cannot predict the levels of activity (see Note D).

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

•

For oral calcitonin, we have two ongoing programs. Our external program with Novartis is currently in Phase III. The anticipated completion date is outside our control. For our internal program, we are seeking a licensee to participate in our product’s development. A small, short-term Phase I human study was initiated and successfully concluded in 2007. In February 2008, we initiated and successfully concluded a Phase I/II clinical study for oral calcitonin. The costs of future clinical trials will most likely be borne by a future licensee. Because additional clinical trials are still necessary for our oral calcitonin product, and we have not yet licensed the product, it is too early to speculate on the probability or timing of a marketable oral calcitonin product. We may incur certain additional development costs.

•

For oral PTH, we signed a license agreement with GSK in April 2002. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable oral PTH product. We will incur certain additional development costs, including an anticipated small Phase I study. GSK may ultimately purchase, and thereby acquire the rights to, our data from this study and our development activities.

•

Under the terms of various agreements related to a joint venture in China with Shijiazhuang Pharmaceutical Group Corporation (“SPG”), we are obligated to contribute up to $3,150,000 as our initial capital contribution, consisting of $1,050,000 in cash and the balance in certain technologies and know-how which we are licensing to the joint venture (see Note I).

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

If USL cannot continue to successfully market Fortical, or if we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangements in the near term, we would need to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether or not any of our products other than Fortical will be approved or will be commercially successful.

We have incurred annual operating losses since our inception and, as a result, at June 30, 2008, had an accumulated deficit of approximately $126,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products have increased due to higher spending on internal research projects, including oral calcitonin, oral PTH and SDBG, as well as patent infringement litigation costs. In addition, over the next several months, we have committed to purchase approximately $1,000,000 of materials for use in our internal development programs. We need additional cash from sales, milestones or upfront payments or from financings in order to meet our obligations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C – GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through June 30, 2008. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through June 30, 2008. For the three and six months ended June 30, 2008 and 2007 we recognized $50,000 and $100,000, respectively, in licensing revenue. There have been no PTH sales to GSK since 2005. Bulk product sales to licensees, prior to product approval, are typically inconsistent and subject to the needs of the licensee. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. In addition, we have agreed with GSK that we will conduct further development including a small Phase I study. GSK may acquire the data from the development activities and the study’s results for a fixed purchase price. However, there are no assurances that this test will be successful or that GSK will acquire the study’s results.

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

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. During 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin new drug application (“NDA”). Fortical was approved by the FDA and launched by USL in August 2005. During 2005, we received the final $4,000,000 milestone payment for the FDA’s approval of Fortical. Revenue for the three months ended June 30, 2008 consisted of the recognition of $39,000 of licensing revenue from USL, in addition to $2,635,000 in sales to USL and $1,475,000 in royalties from USL. Revenue for the three months ended June 30, 2007 consisted of $2,300,000 in Fortical sales, $1,075,000 in royalties and $39,000 in licensing revenue. Revenue for the six months ended June 30, 2008 consisted of the recognition of $79,000 of licensing revenue, $5,287,000 in sales to USL and $2,613,000 in royalties from USL. Revenue for the six months ended June 30, 2007 consisted of $4,915,000 in Fortical sales to USL, $2,920,000 in royalties and $79,000 in licensing revenue. At June 30, 2008, our accounts receivable from USL for royalties were approximately $2,000,000. From August 2005 through June 2008, we have recognized $25,147,000 in Fortical sales and $13,249,000 in Fortical royalties. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports prior to 2007 were based on their manufacturing quarters which differed from calendar quarters by one month. Therefore, our quarterly reporting periods prior to 2007 did not include royalty revenue for the last month of that period as such information was not available and could not be reliably estimated at that time. Beginning in the first quarter of 2007, USL provided, and will continue to provide, royalty information for the last month of each calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) included royalty revenue for four months, from December 2006 through March 2007. The effect of the inclusion of the 4th month of revenue in the quarter ended March 31, 2007 was an additional $536,000 of revenue. All subsequent quarters have reported three months of royalty revenue, corresponding to our calendar quarters. Future sales and royalties are contingent upon many factors including competition, including possible generic competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. It is uncertain whether or not USL will be able to continue to increase market share for Fortical. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. Novartis purchased an additional $600,000 of calcitonin from us in 2004. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. In 2007, we received a $5,500,000 milestone payment from Novartis for the initiation of their oral calcitonin Phase III clinical study for osteoporosis. This milestone will be recognized over the estimated remaining 11-year performance period of the license agreement. We have received an aggregate of $13,700,000 from Novartis under this agreement. For the three months and six months ended June 30, 2008, we recognized an aggregate of $223,000 and $446,000, respectively, in licensing revenue. For the three months and six months ended June 30, 2007, we recognized an aggregate of $223,000 and $363,000, respectively, in licensing revenue.

During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is being used by Novartis in their ongoing Phase III clinical trials. Novartis is conducting all product development and clinical trials for its oral calcitonin product. Therefore, the anticipated completion date is outside our control. If we and Novartis each successfully develop our oral calcitonin products, we would be competing in this area. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility.

NOTE F – NOTES PAYABLE – STOCKHOLDERS

To satisfy our short-term liquidity needs, the Levys from time to time (prior to 2003) made loans to us. We did not make principal and interest payments on certain loans when due. However, the Levys waived all default provisions including additional interest penalties due under these loans through December 31, 2000. Beginning January 1, 2001 and ending May 10, 2007, interest on loans originated through March 4, 2001 increased an additional 5% per year and was calculated on both past due principal and interest. This additional interest was approximately $0 and $337,000, respectively, for the six months ended June 30, 2008 and 2007 and approximately $0 and $106,000, respectively, for the three months ended June 30, 2008 and 2007.

At May 10, 2007, after principal repayments of $1,010,000 during 2007, principal and interest were $7,095,000 and $8,642,517, respectively, with interest rates ranging from 8.5% to 14.2%. The total owed aggregated $15,737,517, of which approximately $8,900,000 in principal and interest were in default and was restructured on May 10, 2007 as eight-year term notes, none of which are in default, with a fixed simple interest rate of 9% per annum. No gain or loss was recognized on the restructuring transaction. Required quarterly payments of principal and interest under these new notes begin in May 2010 and continue over a five-year period, but payments may be made earlier without penalty. Total interest expense on all Levy loans was approximately $322,000 and $373,000, respectively, for the three months ended June 30, 2008 and 2007 and $638,000 and $763,000, respectively, for the six months ended June 30, 2008 and 2007. As of June 30, 2008, total accrued interest on all Levy loans was $1,421,306 and the outstanding loans by these persons to us, classified as long-term debt, totaled $15,737,517 for an aggregate owed of $17,158,823. These loans are collateralized by security interests in our equipment, real property and certain of our patents.

Outstanding stockholder loans consisted of the following at June 30, 2008 and December 31, 2007 (in thousands):

	2008	2007
Jay Levy long-term loan (1)	$8,319	$8,319
Levy Partnership long-term loan (2)	7,419	7,419

	15,738	15,738
Accrued interest	1,421	783

Total loans and interest due to stockholders	$17,159	$16,521

(1)	This loan resulted from the May 2007 restructuring of term loans and demand loans, as well as accrued interest, which were in default. This loan consists of an eight-year term note with a fixed simple interest rate of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the agreement due to the deferred payment schedule contained in the note. Quarterly payments of principal and interest will be made over a five-year period beginning in May 2010. Accrued interest on this loan at June 30, 2008 was approximately $751,000. This loan is collateralized by certain of our fixed and other assets, including real property.

(2)	This loan, held by the Jaynjean Levy Family Limited Partnership, resulted from the May 2007 restructuring of non-default notes and accrued interest. This loan consists of an eight-year term note with a fixed simple interest rate of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the agreement due to the deferred payment schedule contained in the note. Quarterly payments of principal and interest will be made over a five-year period beginning in May 2010. Accrued interest on this loan at June 30, 2008 was approximately $670,000. This loan is collateralized by certain of our patents and patent applications.

NOTE G – INVENTORY

Inventories consisted of the following as of June 30, 2008 and December 31, 2007:

	2008	2007
Current Inventory
Finished goods – net of allowances of $640,000 and $810,000, respectively	$1,936,962	$1,702,303
Work in process	213,231	423,422
Raw materials	1,370,032	1,201,564

Total	$3,520,225	$3,327,289

Noncurrent Inventory
Raw materials	$619,457	$627,020

Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and work in process production were $640,000 at June 30, 2008, a decrease of $170,000 from December 31, 2007. Based upon expected future orders, $619,000 of our raw material inventory was classified as a noncurrent asset at June 30, 2008. We expect this inventory to be fully recoverable, therefore no reserve was established.

NOTE H – FINANCING

In March 2006, we completed the sale of a total of 4,000,000 shares of our common stock and a warrant to purchase up to 1,000,000 shares of our common stock to Magnetar Capital Master Fund, Ltd. (“Magnetar”) pursuant to a common stock purchase agreement. Magnetar subsequently assigned the common stock warrant to Victory Park Master Fund, Ltd. The shares are freely tradable. The five-year warrant is exercisable immediately at an exercise price per share of $4.25 and was outstanding at June 30, 2008. We received gross proceeds of $13,000,000 before expenses of approximately $250,000.

In April 2005, we completed the sale of a total of 2,123,142 shares of our common stock and a five-year warrant to purchase up to 1,061,571 shares of our common stock (which remained outstanding at June 30, 2008) at an exercise price per share of $1.77 to Fusion Capital Fund II, LLC (“Fusion”) in a private placement pursuant to a common stock purchase agreement for gross proceeds to us of $3,000,000. The shares are freely tradable. As a result of a prior financing with Fusion in 2003, there was an additional warrant outstanding at June 30, 2008. This five-year warrant to purchase 250,000 shares of common stock is exercisable at $0.90 per share.

NOTE I – CHINA JOINT VENTURE

In June 2000, we entered into a joint venture agreement with SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG contributed its existing injectable calcitonin license to the joint venture, which allowed the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in 2003. The approval of our NDA in China, and the timing of such approval, is uncertain. The contractual joint venture began operations and sales of its injectable calcitonin product in 2002 under the aforementioned SPG license. Sales by the contractual joint venture have been used to offset its costs. We account for our investment in the contractual joint venture under the equity method. Our share of the earnings in the contractual joint venture has been immaterial to date.

Unigene and SPG have agreed to expand the activities of the joint venture to allow for the development and marketing of other pharmaceutical products. In April 2008, ground was broken for the global biotechnology park in the Shijiazhuang Economic and Technology Development Zone of Hebei Province, China that will house the joint venture. The joint venture, named Unigene Biotechnology Co. Ltd., will initially focus on manufacturing and research and development of salmon calcitonin and parathyroid hormone and related products for China and possibly other global markets. Construction of the first building, which will ultimately house the research and development facilities of the joint venture, is scheduled for completion by the end of 2008. It is anticipated that construction will begin this summer on manufacturing facilities which will be designed for peptide production and manufacture of injectable, oral and nasal final products. The combined capital investment commitment of both parties for the joint venture is $15,000,000, representing contributions of cash and technology. Unigene’s 45% share is therefore $6,750,000. The technologies and know-how that we have agreed to license to the joint venture have been assigned a total value of $4,500,000, leaving us with cash obligations of $2,250,000 which are payable in two installments of $1,050,000 and $1,200,000. Under the terms of various agreements related to the joint venture, we are obligated to contribute up to $3,150,000 as our initial capital contribution, consisting of $1,050,000 in cash and the balance in certain technologies and know-how which we are licensing to the joint venture. The cash contribution is payable after the joint venture is officially registered with the Chinese government, which occurred in May 2008 with the issuance to the joint venture of its certificate of incorporation. SPG has assigned its joint venture rights and obligations to its subsidiary, China Pharmaceutical Group Limited (“CPG”). CPG has agreed to lend us our initial cash contribution of $1,050,000 for two years on an interest-free basis. We have therefore increased our investment in the joint venture balance sheet account by $1,050,000 and we have recorded our repayment obligation at a discounted net present value of $877,489 using an effective interest rate of 9%. The discount of $172,511 was credited to additional paid-in capital representing a capital contribution by a related-party. We have also increased our investment in the joint venture by an additional $319,000, representing engineering costs that we have incurred on behalf of the joint venture. In lieu of cash repayment of our initial cash contribution or future cash capital contributions, we may reduce our equity participation in the joint venture or provide additional technologies, or rights to products for China, to the joint venture. If we and our joint venture partner agree, in addition to or in lieu of future contributions, if any, by the partners, the joint venture may seek government or third party financing.

On May 10, 2008, we entered into a common stock purchase agreement with a wholly-owned subsidiary of CPG and sold 1,080,000 shares of our common stock at a price of $1.86 per share for gross proceeds of $2,008,800, before expenses of approximately $74,000.

NOTE J – STOCK OPTION COMPENSATION

We have shareholder-approved stock option plans for employees and directors under which we have granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a one to four-year period and typically expire ten years from the date of grant. Shares for option exercises are issued from authorized and unissued shares. At June 30, 2008, we had reserved approximately 2,138,000 shares for future grants.

We account for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested. Based upon options issued to consultants, we recognized compensation benefits of $1,000 and $16,000, respectively, for the three months and six months ended June 30, 2008. We recognized $61,000 and $144,000, respectively, in compensation expense for the three months and six months ended June 30, 2007. These amounts are included in research, development and facility expenses.

Under SFAS 123(R), compensation cost for the three months and six months ended June 30, 2008 and 2007 for options granted to employees and directors includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). For the three months ended June 30, 2008, we recognized share-based compensation cost of $109,000, which consisted of $95,000 in general and administrative expenses and $14,000 in research, development and facility expenses. For the three months ended June 30, 2007, we recognized share-based compensation cost of $227,000, which consisted of $165,000 in general and administrative expenses and $62,000 in research and development expenses. For the six months ended June 30, 2008, we recognized share-based compensation costs of $263,000, which consisted of $238,000 in general and administrative expense and $25,000 in research, development and facility expense. For the six months ended June 30, 2007, we recognized share-based compensation costs of $538,000, which consisted of $373,000 in general and administrative expense and $165,000 in research, development and facility expense. We did not capitalize any share-based compensation cost.

As of June 30, 2008, there was $806,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected volatility	58.8%	67.5%	58.8%	67.5%
Expected dividends	—	—	—	—
Expected term (in years)	5.3	5.3	5.3	5.3
Risk-free rate	3.0%	4.6%	3.0%	4.6%
Forfeiture rate	20%	20%	20%	20%

For the three months and six months ended June 30, 2008 and June 30, 2007, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. We have no present intention of declaring any dividends. We based expected volatility on historical volatility. We estimated the expected term of stock options using historical exercise experience.

A summary of option activity as of June 30, 2008 and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,962,215	$1.43
Granted	977,000	1.51
Exercised	—	—
Forfeited or expired	(311,900)	2.06

Outstanding at June 30, 2008	4,627,315	$1.41	6.2	$3,144,000

Exercisable at June 30, 2008	3,393,040	$1.33	4.9	$2,800,000

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2008 and 2007 was $0.82 and $1.38, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $0.82 and $1.39, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended June 30, 2007 was $8,000, and the total intrinsic value of options exercised during the six months ended June 30, 2007 was $13,000. There were no options exercised during 2008.

Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2007 was $2,000 and cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2007 was $5,000. No tax benefit was realized from option exercises of the share-based payment arrangements for the three months and six months ended June 30, 2008 and 2007.

Restricted Stock Awards

During the second quarter of 2008, we granted restricted stock awards to certain officers and other employees that vest one year from their grant date. We recognized $39,000 of compensation expense during the second quarter of 2008 related to the restricted stock awards.

The following table summarizes restricted stock activity:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at January 1, 2008	—	—
Changes during the period:
Shares granted	143,961	$1.46
Shares vested	—	—
Shares forfeited	—	—

Nonvested balance at June 30, 2008	143,961	$1.46

As of June 30, 2008, there was $171,000 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted-average period of less than 1 year.

NOTE K – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for each of the three-month and six-month periods ended June 30, 2008 and 2007 because inclusion of our stock options, restricted stock and warrants (approximately 7,121,000 and 6,204,000 shares of common stock, if exercised, for the three-month periods ended June 30, 2008 and June 30, 2007, respectively, and approximately 6,728,000 and 6,169,000 shares of common stock, if exercised, for the six-month periods ended June 30, 2008 and June 30, 2007, respectively) would be antidilutive. The securities mentioned above include warrants to purchase an aggregate of 2,371,571 shares of common stock at exercise prices ranging from $0.90 to $4.25 per share, with expiration dates ranging from 2008 to 2015.

NOTE L – PATENTS AND OTHER INTANGIBLES

Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies. We have also filed various domestic and foreign patent applications related to our SDBG technology. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. Other intangibles are recorded at cost and are amortized over their estimated useful lives. As of June 30, 2008, nine of our patents had issued in the U.S., seventy-seven had issued in various foreign countries and various other applications were pending.

Details of intangible assets are summarized as follows:

	June 30, 2008			December 31, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$139,000	$5,000	$144,000	$138,000	$6,000
Patents	1,444,000	1,019,000	425,000	1,409,000	975,000	434,000
Deferred Patents	1,571,000	—	1,571,000	1,356,000	—	1,356,000
Deferred Trademarks	15,000	—	15,000	15,000	—	15,000

	$3,174,000	$1,158,000	$2,016,000	$2,924,000	$1,113,000	$1,811,000

NOTE M – DEFERRED COMPENSATION PLAN

In December 2005, our Board of Directors approved the adoption of a deferred compensation plan for Dr. Ronald Levy, Executive Vice President and Director of the Company, and Dr. Warren Levy, President, Chief Executive Officer and Director of the Company. Previously, Drs. Levy were the beneficiaries of split-dollar life insurance policies owned by the Company with a face value of $1,000,000 each that were originally purchased in 1988. These policies were terminated without any consideration paid to them in 2005 due to changes in the tax law as well as Sarbanes-Oxley regulations, and we received the entire cash proceeds. In recognition of the services of Drs. Levy and the cancellation of the split-dollar life insurance policies, the Board recommended the adoption of a deferred compensation plan. The major features of the plan are as follows: the Company agreed to credit a book account with $25,000 per year on January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for each participant; the credits to the accounts would be 100% vested; upon the death of a participant, any remaining contributions would be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions shall be made to each participant’s account. The related contracts were finalized and executed in February 2006. Therefore, we recognized this liability in the first quarter of 2006 in the amount of $304,000 which represented the net present value of the future payments. As of June 30, 2008, this liability was approximately $390,000. As of June 30, 2008, both of these accounts had been funded to date in the aggregate amount of $174,000 ($150,000 plus $24,000 in interest and gains) and these accounts are included on the Balance Sheet in other assets.

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

RESULTS OF OPERATIONS

Introduction

We are a biopharmaceutical company engaged in the research, production and delivery of small proteins, referred to as peptides, for medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream. We currently have three operating locations: administrative and regulatory offices in Boonton, New Jersey, a laboratory research facility in Fairfield, New Jersey and a pharmaceutical production facility in Boonton, New Jersey.

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

We have also generated cash from officer loans and from stock offerings. The officer loans have added debt to our balance sheet and, after being restructured in 2007, require repayment over a five-year period beginning in May 2010. Our various stock offerings have provided needed cash but it is uncertain whether we can obtain future financing under favorable terms, or at all.

The current need of major pharmaceutical companies to add products to their pipeline is a favorable sign for us and for other small biopharmaceutical companies. However, this need is subject to rapid change and it is uncertain whether any additional pharmaceutical companies will have interest in licensing our products or technologies.

Revenue

Our revenue is summarized as follows for the three-month and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product Sales	$2,634,687	$3,091,677	$5,287,141	$7,115,409
Royalties	1,474,862	1,074,657	2,613,225	2,920,099
Licensing Revenue	314,190	347,690	628,380	578,546
Development Fees and other	554,114	204,188	763,205	432,430

	$4,977,853	$4,718,212	$9,291,951	$11,046,484

Revenue for the three months ended June 30, 2008 increased $260,000, or 6%, to $4,978,000 from $4,718,000 in the comparable period in 2007. Revenue for the six months ended June 30, 2008 decreased $1,755,000, or 16%, to $9,292,000 from $11,046,000 in the comparable period in 2007. The three month increase was attributable to increased Fortical sales of $335,000, increased Fortical royalties of $400,000 and increased other revenue of $350,000, primarily from development fees. This was partially offset by a decrease in peptide sales to Novartis of $792,000. The six month decrease was primarily due to a decrease in revenue from Novartis of $2,500,000, due to the revenue recognized in 2007 under the 2007 supply agreement with Novartis, as compared to 2008. Under this supply agreement, we recognized $792,000 in product sales and $108,000 in development service fees for the three months ended June 30, 2007 and $2,200,000 in product sales and $300,000 in development service fees for the six months ended June 30, 2007. Fortical sales to USL increased 15% to $2,635,000 for the three months ended June 30, 2008 as compared to $2,300,000 for the three months ended June 30, 2007 and increased 8% to $5,287,000 for the six months ended June 30, 2008 from $4,915,000 for the six months ended June 30, 2007. Fortical sales fluctuate each quarter based upon USL’s ordering schedule. Fortical royalties for the quarter ended June 30, 2008 increased $400,000, or 37%, to $1,475,000 from $1,075,000 in the comparable period of 2007 and, for the six months ended June 30, 2008, decreased $307,000, or 11%, to $2,613,000 from $2,920,000 in the comparable period of 2007. Fortical royalties fluctuate each quarter based upon the timing of USL’s shipment to its customers. In addition, royalties for the six months ended June 30, 2007 included an extra month of royalty revenue (see below). Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which prior to 2007 differed from calendar quarters by one month. Starting in the first quarter of 2007, USL began providing royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) included royalty revenue for four months, from December 2006 through March 2007. Subsequent quarters have reported three months of royalty revenue, corresponding to our calendar quarters. The effect of the inclusion of the fourth month of royalty revenue in the six months ended June 30, 2007 was an additional $536,000 of royalty revenue.

Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years. Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees and is therefore subject to uncertain timing and not predictive of future revenue. Bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional peptide sales to GSK or Novartis will be dependent upon their future needs, which we cannot currently estimate. Sales revenue and royalty revenue could increase in future years if USL is able to continue to increase market share for Fortical. Sales revenue from Fortical in 2008 and future years will depend on Fortical’s continued acceptance in the marketplace, as well as competition and other factors. It is uncertain whether or not Fortical alone will eventually generate sufficient revenue for us to achieve profitability.

Costs and Expenses

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance. Cost of goods sold decreased 9% to $1,512,000 from $1,660,000 for the three months ended June 30, 2008 as compared to the same period in 2007 and decreased 16% to $3,102,000 from $3,679,000 for the six months ended June 30, 2008 as compared to the same period in 2007. Cost of goods sold were higher in 2007 due to the additional sales to Novartis. Cost of goods sold for 2008 represented our costs associated with Fortical production for USL, whose purchases from us fluctuates each quarter. Cost of goods sold for 2007 represented our costs associated with our Fortical production for USL and our peptide production for Novartis. Future production related expenses for 2008 and later years are dependent upon the level of future Fortical sales, as well as possible peptide production to meet our partners’ needs.

Research, development and facility expenses primarily consist of personnel costs, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense. All of our production and a portion of our research, development and facility costs are associated with our manufacturing facility in Boonton, New Jersey, where costs are relatively fixed month-to-month. We allocate such costs to the manufacture of production batches for inventory purposes, to cost of goods sold or to research, development and facility activities, based upon the activities undertaken by the personnel in Boonton each period.

Research, development and facilities expense increased 8% to $2,364,000 from $2,179,000 for the three months ended June 30, 2008 as compared to the same period in 2007. Cost of materials and supplies decreased $314,000, primarily due to higher calcitonin production for inventory in the second quarter of 2008 which reduced 2008 material expense allocated to research, development and facility expense. Payroll expenses increased $267,000 due to increased salaries and personnel. In addition, contractual research increased $135,000, primarily due to our in-licensing of technology from Queen Mary, University of London and expenses for our oral calcitonin development program increased $98,000.

Research, development and facilities expense increased 4% to $4,490,000 from $4,303,000 for the six months ended June 30, 2008 as compared to the same period in 2007. Cost of materials and supplies decreased $982,000, primarily due to the higher calcitonin production for inventory in the first half of 2008 which reduced 2008 material expense allocated to research and development. Payroll expenses increased $468,000 primarily reflecting the reduced allocation of payroll expenses to Fortical as compared to the higher allocation of payroll expenses to peptide production for Novartis in 2007. In addition, expenses for contractual research increased $267,000 primarily due to Queen Mary University of London; expenses for our oral calcitonin program increased $312,000, primarily due to clinical trials; and expenses for utilities increased $180,000. Research and development expenses may increase in 2008, as compared to 2007, due to our continuing expenditures to further develop our oral calcitonin and oral PTH products (including one or more clinical trials) and support for our SDBG program. Expenses could decline if we are reimbursed for certain of our development costs.

General and administrative expenses increased 3% to $1,970,000 from $1,919,000 for the three months ended June 30, 2008 as compared to the same period in 2007. The increase was primarily attributed to increases of $69,000 in officers’ compensation and $48,000 in depreciation expenses, partially offset by a decrease of $74,000 in professional fees. General and administrative expenses increased 3% to $4,116,000 from $3,979,000 for the six months ended June 30, 2008 as compared to the same period in 2007. The increase was primarily attributed to increases of $65,000 in officers’ compensation, an increase of $79,000 in travel expenses, an increase of $44,000 in investor relations expenses and an increase of $41,000 in depreciation partially offset by a decrease of $87,000 in professional fees. We expect general and administrative expenses to continue to increase in 2008, as compared to 2007, due to additional non-cash equity-based compensation expense and to anticipated additional personnel costs.

Other Income/Expense

Interest expense decreased 4% in the second quarter of 2008 to $356,000 from $372,000 in the second quarter of 2007, and decreased 12% for the six months ended June 30, 2008 to $680,000 from $773,000 for the six months ended June 30, 2007, due to the loan restructuring described below. On May 10, 2007, the outstanding principal and interest on all stockholder loans totaled $15,737,517 after an aggregate of $1,010,000 in repayments during 2007. On that date, interest rates ranged from 8.5% to 14.2% with certain loans accruing compound interest. The total of $15,737,517 in principal and interest was restructured as eight-year term notes with a fixed simple interest rate of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the restructured loans due to the deferred payment schedule contained in the notes. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period. As a result, we expect interest expense to decline compared to periods prior to the loan restructuring due to reduced interest rates as well as the lack of compounding. Interest expense will increase in future years until we make payments on this debt.

Net Loss

Net loss for the three months ended June 30, 2008 decreased approximately $93,000, or 7%, to $1,201,000 from $1,294,000 for the corresponding period in 2007. This was due to increased revenue of $260,000, primarily due to increased Fortical sales and royalties, as well as increased revenue from development services, partially offset by a reduction in peptide sales to Novartis. This was partially offset by an increase in operating expenses of $88,000 and a decrease in interest income of $96,000. Net loss for the six months ended June 30, 2008 increased approximately $1,517,000, or 99%, to $3,055,000 from $1,538,000 for the corresponding period in 2007. This was due to decreased revenue of $1,755,000 primarily from Novartis, partially offset by a decrease in operating expenses of $254,000 mainly from a decrease in cost of goods sold due to the 2007 peptide sales to Novartis. Net losses are likely to continue unless we achieve non-deferred revenue from milestones under our GSK and Novartis agreements, sign new revenue generating research, licensing or distribution agreements or generate sufficient sales and royalties from Fortical.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had cash and cash equivalents of $1,737,000, a decrease of $1,941,000 from December 31, 2007, and we had working capital of approximately $4,079,000. Cash received during 2008 was primarily from Fortical sales and royalties received under our agreement with USL. Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans and (5) the sale of our common stock. Since August 2005, we have also generated cash from Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and further acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

To satisfy our short-term liquidity needs, the Levys from time to time (prior to 2003) made loans to us. At May 10, 2007, after principal repayments of $1,010,000 during 2007, principal and interest were $7,095,000 and $8,642,517, respectively. The total owed aggregated $15,737,517 and was restructured on May 10, 2007 as eight-year term notes with a fixed simple interest rate of 9% per annum. Required quarterly payments of principal and interest under these new notes begin in May 2010 and continue over a five-year period. As of June 30, 2008, the aggregate principal and interest outstanding under these notes was $17,158,823. These loans are secured by security interests in our equipment, real property and certain of our patents.

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

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During the first half of 2008, Fortical sales were $5,287,000 and Fortical royalties were $2,613,000. We expect Fortical sales and royalties to continue in 2008 and future years, but we cannot predict the levels of activity (see Item 1, Note D to the financial statements).

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We plan to continue to develop our own calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. Novartis is conducting all product development and clinical trials for its oral calcitonin product. If we and Novartis each successfully develop our oral calcitonin products, we would be competing in this area. In 2007, under this agreement, we received a $5,500,000 milestone payment from Novartis for the initiation of their oral calcitonin Phase III clinical study for osteoporosis (see Item 1, Note E to the financial statements).

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

•

For oral calcitonin, we have two ongoing programs. Our external program with Novartis is currently in Phase III. The anticipated completion date is outside our control and unknown to us. For our internal program, we are seeking a licensee to participate in our product’s development. A small, short-term Phase I human study was initiated and successfully concluded in 2007. In February 2008, we initiated and successfully concluded a Phase I/II clinical study. The costs of future clinical trials will most likely be borne by a future licensee. Because additional clinical trials are still necessary for our oral calcitonin product, and we have not yet licensed the product, it is too early to speculate on the probability or timing of a marketable product. We may incur certain additional development costs.

•

For oral PTH, we signed a license agreement with GSK in April 2002. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. However, PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable oral PTH product. We will incur certain additional development costs, including an anticipated small Phase I study. GSK may ultimately purchase, and thereby acquire the rights to, our data from this study and our development activities.

•

Under the terms of various agreements related to a joint venture in China with SPG, we are obligated to contribute up to $3,150,000 as our initial capital contribution, consisting of $1,050,000 in cash and the balance in certain technologies and know-how which we are licensing to the joint venture. (See Item 1, Note I to the financial statements).

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

We have incurred annual operating losses since our inception and, as a result, at June 30, 2008, had an accumulated deficit of approximately $126,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products have increased over the past two years due to higher spending on internal research projects, including oral calcitonin, oral PTH and SDBG, as well as patent infringement litigation costs. In addition, over the next several months, we have committed to purchase approximately $1,000,000 of materials for use in our internal development programs. We need additional cash from sales, milestones or upfront payments or from financings in order to meet our obligations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

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

Licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product and the delivery of product and/or research services to the licensee. We follow the accounting guidance of SEC Staff

Accounting Bulletin No. 104 (which superseded SEC Staff Accounting Bulletin No. 101) (“SAB 104”), an analogy to EITF No. 91-6 and EITF No. 00-21 (which became effective for contracts entered into after June 2003). Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. For our USL and GSK agreements, the following describes our revenue recognition accounting policy. Non-refundable milestone payments that represent the completion of a separate earnings process and a substantive step in the research and development process are recognized as revenue when earned at the lesser of 1) the non-refundable cash received or 2) the proportionate level of effort expended to date during the development stage multiplied by the development stage revenue. This sometimes requires management to judge whether or not a milestone has been met and when it should be recognized in the financial statements. Payments for milestones for which the completion of the earnings process is not yet complete (for example, payment received for the commencement of an activity that represents a separate earnings process) are recognized over the estimated performance period of such activity. This is to comply with the provisions of SAB 104, which provides for revenue to be recognized once delivery has occurred or services have been rendered. Royalties and/or milestones relating to sales of products by our licensees, and the delivery of products and research services, will be recognized as such events occur as they represent the completion of a separate earnings process.

In addition, EITF No. 00-21 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 had a significant impact on our 2004 and 2007 financial statements due to the deferral of revenue from milestones achieved in those years under our 2004 Novartis license agreement. Accordingly, development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement. As of June 30, 2008, approximately $6,274,000 of milestone payments from Novartis was being deferred over the estimated performance period through 2018.

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

The information below summarizes our market risks associated with interest bearing debt obligations as of June 30, 2008. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

		Calendar Year
Contractual Obligations	Carrying Amount	2008	2009	2010	2011	2012	Thereafter
Notes payable - stockholders	$15,737,517	$—	$—	$2,360,628	$3,147,503	$3,147,503	$7,081,883
Fixed interest rate: 9%
Capital leases	17,236	15,370	1,866	—	—	—	—

Fixed interest rate: 9%-13%
Total	$15,754,753	$15,370	$1,866	$2,360,628	$3,147,503	$3,147,503	$7,081,883

Item 4.	Controls and Procedures

For the quarterly period ending June 30, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were designed and were being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Furthermore, our principal executive officer and our principal financial officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period ended June 30, 2008.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended. See “Special Note Regarding Forward-Looking Statements” in Part 1, Item 2 of this Quarterly Report.

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as noted below, no material changes to the risk factors disclosed in the 10-K have been identified during the three months ended June 30, 2008:

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at June 30, 2008, we had an accumulated deficit of approximately $126,000,000. Our gross revenues for the six months ended June 30, 2008, and the years ended December 31, 2007, 2006 and 2005 were $9,292,000, $20,423,000, $6,059,000 and $14,276,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue for the six months ended June 30, 2008 consisted primarily of Fortical sales and royalties. As of June 30, 2008, we had three material revenue generating license agreements. We believe that to achieve profitability we will require at least the successful commercialization of our oral or nasal calcitonin products, our oral PTH product, our SDBG technology or another peptide product in the U.S. or abroad.

For the six months ended June 30, 2008 we had an operating loss of $2,415,000. For 2007 and 2006 we had losses from operations of $3,099,000 and $10,980,000, respectively. For 2005, we had operating income of $594,000. Our net loss for the six months ended June 30, 2008 was $3,055,000. Our net losses for the years ended December 31, 2007, 2006 and 2005 were $3,448,000, $11,784,000 and $496,000, respectively. We might never be profitable.

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

We had a cash flow deficit from operations of $2,033,000 for the six months ended June 30, 2008. We generated cash flow from operations of $3,283,000 for 2007. We had cash flow deficits from operations of $10,962,000 and $2,318,000 for the years ended December 31, 2006 and 2005, respectively. We believe that we will generate cash to apply toward funding our operations through sales of Fortical to USL, royalties from USL sales of Fortical, the achievement of milestones in the Novartis and GSK agreements and/or through the sale of peptides to licensees. However, if USL is unable to further increase the market share for Fortical, or substantially reduces Fortical’s price to meet generic or other competition, or if we are unable to achieve milestones and sales on a timely basis, we would need additional funds in the near term to continue our operations.

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

As of June 30, 2008, there were outstanding warrants to purchase 2,371,571 shares of our common stock, all but 20,000 of which were exercisable at June 30, 2008, at an average exercise price of $2.73 per share. There were also outstanding stock options to purchase an aggregate of 4,627,315 shares of common stock, at an average exercise price of $1.41, of which 3,393,040 were exercisable. The exercise of warrants or options at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with financing efforts.

We have financial obligations under the various agreements related to our joint venture in China.

Under the terms of the various agreements related to our joint venture in China, we are obligated to contribute up to $3,150,000 as an initial capital contribution, of which $1,050,000 is payable in cash. This contribution is payable after the joint venture is officially registered with the Chinese government, which occurred in May 2008 with the issuance to the joint venture of its certificate of incorporation. SPG has assigned its joint venture rights and obligations to its subsidiary, CPG, and CPG has agreed to lend us our initial cash contribution of $1,050,000 for two years on an interest-free basis. Furthermore, with respect to the joint venture’s total capital investment of $15,000,000, following our initial contribution we are obligated to contribute up to an additional $3,600,000, of which $1,200,000 will be payable in cash. In lieu of cash repayment of our initial cash contribution or future cash capital contributions, we may reduce our equity participation in the joint venture or provide additional technologies to the joint venture.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 18, 2008, we held our Annual Meeting of Stockholders in East Hanover, New Jersey. The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for and against or withheld and, as applicable, the number of abstentions and broker non-votes as to each such matter.

Our stockholders voted to elect the following individuals to serve as our Board of Directors, each for a one year term:

Nominee	For	Withheld
Jay Levy	59,610,798	8,491,357
Ronald S. Levy	60,150,166	7,951,989
Warren P. Levy	60,474,041	7,628,114
Allen Bloom	64,542,241	3,559,914
J. Thomas August	59,693,032	8,409,123
Robert F. Hendrickson	64,753,376	3,348,779
Marvin L. Miller	64,551,876	3,550,279
Bruce Morra	64,529,776	3,572,379
Peter Slusser	64,537,308	3,564,847

Our stockholders voted as follows to ratify the appointment of Grant Thornton LLP as our independent auditors for the fiscal year ending December 31, 2008:

For	Against	Abstain
67,749,390	286,403	66,362

Item 6.	Exhibits

Number	Description
10.1	Amendment No. 6 to License Agreement Dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and Smithkline Beecham Corporation, dated April 9, 2008.*

10.2	Agreement by and between Shijiazhuang Pharmaceutical Group Company, Ltd. and Unigene Laboratories, Inc., dated April 23, 2008.*

10.3	Technology Transfer Agreement by and between Shijiazhuang Pharmaceutical Group Corporation and Unigene Laboratories, Inc., dated April 23, 2008.*

10.4	Agreement of Assignment among Shijiazhuang Pharmaceutical Group Corporation, Unigene Laboratories, Inc., and China Pharmaceutical Group Limited, dated April 23, 2008.

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

	By:	/s/ Warren P. Levy
Date: August 11, 2008		Warren P. Levy, President (Chief Executive Officer)

	By:	/s/ William Steinhauer
William Steinhauer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

UNIGENE LABORATORIES, INC.

INDEX TO EXHIBITS

No.	EXHIBIT
10.1	Amendment No. 6 to License Agreement Dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and SmithKline Beecham Corporation, dated April 8, 2008. *

10.2	Agreement by and between Shijiazhuang Pharmaceutical Group Company, Ltd. and Unigene Laboratories, Inc., dated April 23, 2008.*

10.3	Technology Transfer Agreement by and between Shijiazhuang Pharmaceutical Group Corporation and Unigene Laboratories, Inc., dated April 23, 2008.*

10.4	Agreement of Assignment among Shijiazhuang Pharmaceutical Group Corporation, Unigene Laboratories, Inc. and China Pharmaceutical Group Limited, dated April 23, 2008.

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment