Form 10-Q
period 2008-09-30
UNIGENE LABORATORIES INC
filed 2008-11-10
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value— 90,150,520 shares as of November 3, 2008

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIGENE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,704,842	$3,677,637
Accounts receivable	2,459,227	3,142,196
Inventory	3,799,491	3,327,289
Prepaid interest	1,050,000	—
Prepaid expenses and other current assets	814,864	908,168

Total current assets	22,828,424	11,055,290
Noncurrent inventory	664,666	627,020
Property, plant and equipment, net	4,116,860	3,217,608
Patents and other intangibles, net	2,167,737	1,810,987
Investment in joint venture	1,421,462	27,440
Deferred financing costs	364,000	—
Other assets	170,249	135,815

Total assets	$31,733,398	$16,874,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,627,617	$1,328,272
Accrued expenses	2,509,997	1,983,558
Current portion - deferred licensing fees	1,288,006	1,313,006
Current portion - capital lease obligations	5,126	40,078

Total current liabilities	5,430,746	4,664,914
Notes payable – stockholders	15,737,517	15,737,517
Note payable – Victory Park – net of discount of $1,676,250	13,323,750	—
Accrued interest – principally to stockholders	1,760,501	783,279
Deferred licensing fees, excluding current portion	11,040,262	11,982,829
Capital lease obligations, excluding current portion	—	1,865
Deferred compensation	382,031	374,500
Due to joint venture, net of discount of $160,064	814,936	—

Total liabilities	48,489,743	33,544,904

Commitments and contingencies
Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 135,000,000 shares, issued and outstanding: 90,150,520 shares in 2008 and 87,753,715 shares in 2007	901,505	877,537
Additional paid-in capital	109,336,838	105,705,387
Accumulated deficit	(126,994,688)	(123,253,668)

Total stockholders’ deficit	(16,756,345)	(16,670,744)

Total liabilities and stockholders’ deficit	$31,733,398	$16,874,160

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
Product sales	$2,644,567	$4,142,635	$7,931,708	$11,258,044
Royalties	1,632,737	1,628,476	4,245,962	4,548,575
Licensing revenue	314,187	280,691	942,567	859,237
Development fees and other	492,329	291,668	1,255,534	724,098

	5,083,820	6,343,470	14,375,771	17,389,954

Operating expenses:
Cost of goods sold	1,455,684	2,685,720	4,557,210	6,365,124
Research, development and facility expenses	2,170,671	1,911,673	6,660,815	6,214,768
General and administrative	1,791,593	1,706,563	5,907,367	5,685,886

	5,417,948	6,303,956	17,125,392	18,265,778

Operating (loss) income	(334,128)	39,514	(2,749,621)	(875,824)
Other income (expense):
Interest and other (expense) income	(4,465)	91,214	36,887	240,914
Interest expense-principally to stockholders	(347,922)	(285,656)	(1,028,286)	(1,058,225)

Loss before income taxes	(686,515)	(154,928)	(3,741,020)	(1,693,135)
Income tax expense	—	(85,000)	—	(85,000)

Net loss	$(686,515)	$(239,928)	$(3,741,020)	$(1,778,135)

Loss per share – basic and diluted:
Net loss per share	$(0.01)	$(0.00)	$(0.04)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	88,854,264	87,749,919	88,328,206	87,739,140

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

Nine Months Ended September 30, 2008

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number of Shares	Par Value
Balance, January 1, 2008	87,753,715	$877,537	$105,705,387	$(123,253,668)	$(16,670,744)
Sale of common stock to CPG at $1.86 per share (net of cash issuance costs of $74,000)	1,080,000	10,800	1,923,505	—	1,934,305
Issuance of stock to Victory Park	1,125,000	11,250	1,215,000	—	1,226,250
Recognition of stock option compensation expense – employees and directors	—	—	357,565	—	357,565
Recognition of stock option compensation benefit - consultants	—	—	(114,015)	—	(114,015)
Discount on 2 year obligation to JV partner	—	—	160,064	—	160,064
Issuance of restricted stock	143,961	1,440	(1,440)	—	—
Recognition of restricted stock compensation expense	—	—	91,250	—	91,250
Cashless warrant exercise	47,844	478	(478)	—	—
Net loss	—	—	—	(3,741,020)	(3,741,020)

Balance, September 30, 2008	90,150,520	$901,505	$109,336,838	$(126,994,688)	$(16,756,345)

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,741,020)	$(1,778,135)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(1,111,317)	(859,237)
Non-cash stock option and restricted stock compensation	334,800	766,284
Depreciation, amortization and impairment of long-lived assets	505,179	466,186
Increase in accrued interest-stockholders	977,222	1,034,555
Increase in deferred compensation	7,531	35,039
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	682,969	(2,175,847)
Increase in prepaid interest	(1,050,000)	—
(Increase) decrease in inventory	(509,848)	2,160,817
Decrease (increase) in other assets	113,178	(12,495)
Increase in accounts payable and accrued expenses	639,784	390,803
Increase in deferred revenue	143,750	5,500,000

Net cash (used in) provided by operating activities	(3,007,772)	5,527,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(477,665)	—
Construction of leasehold and building improvements	(510,649)	(25,402)
Purchase of equipment and furniture	(826,626)	(416,436)
Increase in patents and other intangibles	(423,906)	(375,428)
Decrease (increase) in other assets	4,335	(9,396)

Net cash used in investing activities	(2,234,511)	(826,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable	14,372,000	—
Proceeds from sale of stock, net	1,934,305	—
Repayment of short-term stockholder notes	—	(1,010,000)
Repayment of capital lease obligations	(36,817)	(54,408)
Proceeds from exercise of stock options	—	9,946

Net cash provided by (used in) financing activities	16,269,488	(1,054,462)

Net increase in cash and cash equivalents	11,027,205	3,646,846
Cash and cash equivalents at beginning of period	3,677,637	3,357,351

Cash and cash equivalents at end of period	$14,704,842	$7,004,197

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of long-term stockholder notes in exchange for short-term stockholder notes and accrued interest	—	$15,737,517
Contribution to joint venture financed through interest-free note payable to joint venture partner	$975,000	—
Common stock issued with debt financing (see Note G)	$1,226,250	—
Cash payments:
Cash paid for interest	$1,082,000	$14,000
Cash paid for income taxes	—	$2,000

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE A - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements

In April 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP SFAS No. 142-3 on our financial statements.

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

In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We adopted EITF No. 07-3 effective January 1, 2008 and the adoption did not have a significant effect on our financial statements.

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

NOTE B – LIQUIDITY

At September 30, 2008, we had cash and cash equivalents of $14,705,000, an increase of $11,027,000 from December 31, 2007, and we had working capital of approximately $17,400,000. On September 30, 2008 we entered into a financing agreement with Victory Park Management, LLC (“Victory Park”) pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note and 1,125,000 shares of our common stock. We received net proceeds of $14,372,000 after fees and closing expenses (see Note G). Other cash received during 2008 was primarily from Fortical® sales and royalties received under our agreement with Upsher-Smith Laboratories, Inc. (“USL”). Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans and (5) the sale of our common stock. Since August 2005, we have also generated cash from Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. We may choose to issue an additional $5,000,000 of term notes to Victory Park, under the same terms as the issued notes, by September 30, 2010. Future Fortical sales and royalties will be affected by competition and further acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member (collectively, the “Levys”), from time to time (prior to 2003) made loans to us. The total owed aggregated $15,737,517 and was restructured on May 10, 2007 as eight-year term notes with a fixed simple interest rate of 9% per annum. Required quarterly payments of principal and interest under these new notes begin in May 2010 and continue over a five-year period (see Note F).

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

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During the first nine months of 2008, Fortical sales were $7,932,000 and Fortical royalties were $4,246,000. We expect Fortical sales and royalties to continue in future years, but we cannot predict the levels of activity (see Note D).

In April 2004, we signed a worldwide licensing agreement with Novartis Pharma AG (“Novartis”) for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We plan to continue to develop our own calcitonin products (see Note E).

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

•

For oral calcitonin, we have interests in two ongoing programs. An external program with our licensee Novartis is currently in Phase III. The anticipated completion date is outside our control. For our internal program, we are seeking a licensee to participate in our product’s development. A small, short-term Phase I human study was initiated and successfully concluded in 2007. In February 2008, we initiated and successfully concluded a Phase I/II clinical study for oral calcitonin. The costs of future clinical trials will most likely be borne by a future licensee. Because additional clinical trials are still necessary for our oral calcitonin product, and we have not yet licensed the product, it is too early to speculate on the probability or timing of a marketable oral calcitonin product. We may incur certain additional development costs.

•

For oral PTH, we signed a license agreement with GSK in April 2002. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. A small, short-term Phase I human study was initiated in October 2008 using our improved oral delivery technology. PTH is in an early stage of development and it is therefore too early to speculate on the probability or timing of a marketable oral PTH product. We may incur certain additional development costs. GSK may ultimately purchase, and thereby acquire the rights to, our data from this study and our development activities, but we have no assurances that they will do so.

•

Under the terms of various agreements related to a joint venture in China with Shijiazhuang Pharmaceutical Group Corporation (“SPG”) and China Pharmaceutical Group Limited (“CPG”), we are obligated to contribute up to $3,150,000 as our initial capital contribution, consisting of $1,050,000 in cash and the balance in certain technologies and know-how which we are licensing to the joint venture (see Note J).

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

If USL cannot continue to successfully market Fortical, or if we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement we would need to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether or not any of our products other than Fortical will be approved or will be commercially successful.

We have incurred annual operating losses since our inception and, as a result, at September 30, 2008, had an accumulated deficit of approximately $127,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products have increased due to higher spending on internal research projects, including oral calcitonin, oral PTH and SDBG, as well as patent infringement litigation costs. In addition, over the next year, we have committed to purchase approximately $800,000 of materials for use in our internal development programs.

NOTE C- GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through September 30, 2008. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through September 30, 2008. For the three and nine months ended September 30, 2008 and 2007 we recognized $50,000 and $150,000, respectively, in licensing revenue. There have been no PTH sales to GSK since 2005. Bulk product sales to licensees, prior to product approval, are typically inconsistent and subject to the needs of the licensee. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. A small, short term Phase I human study was initiated in October 2008 using our improved oral delivery technology. GSK may acquire the data from the development activities and the study’s results for a fixed purchase price. However, there are no assurances that this test will be successful or that GSK will acquire the study’s results.

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

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. During 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin new drug application (“NDA”). Fortical was approved by the FDA and launched by USL in August 2005. During 2005, we received the final $4,000,000 milestone payment for the FDA’s approval of Fortical. Revenue for the three months ended September 30, 2008 consisted of the recognition of $39,000 of licensing revenue from USL, in addition to $2,645,000 in sales to USL and $1,633,000 in royalties from USL. Revenue for the three months ended September 30, 2007 consisted of $4,143,000 in Fortical sales, $1,628,000 in royalties and $39,000 in licensing revenue. Revenue for the nine months ended September 30, 2008 consisted of the recognition of $118,000 of licensing revenue, $7,932,000 in sales to USL and $4,246,000 in royalties from USL. Revenue for the nine months ended September 30, 2007 consisted of $9,058,000 in Fortical sales to USL, $4,549,000 in royalties and $118,000 in licensing revenue. At September 30, 2008, our accounts receivable from USL for sales and royalties were approximately $2,286,000. From August 2005 through September 2008, we have recognized $27,791,000 in Fortical sales and $14,882,000 in Fortical royalties. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by

USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports prior to 2007 were based on their manufacturing quarters which differed from calendar quarters by one month. Therefore, our quarterly reporting periods prior to 2007 did not include royalty revenue for the last month of that period as such information was not available and could not be reliably estimated at that time. Beginning in the first quarter of 2007, USL provided, and will continue to provide, royalty information for the last month of each calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) included royalty revenue for four months, from December 2006 through March 2007. The effect of the inclusion of the 4th month of revenue in the quarter ended March 31, 2007 was an additional $536,000 of revenue. All subsequent quarters have reported three months of royalty revenue, corresponding to our calendar quarters. Future sales and royalties are contingent upon many factors including competition, including possible generic competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. It is uncertain whether or not USL will be able to continue to increase market share for Fortical. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. Novartis purchased an additional $600,000 of calcitonin from us in 2004. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. In 2007, we received a $5,500,000 milestone payment from Novartis for the initiation of their oral calcitonin Phase III clinical study for osteoporosis. This milestone will be recognized over the estimated remaining 11-year performance period of the license agreement. We have received an aggregate of $13,700,000 from Novartis under this agreement. For the three months and nine months ended September 30, 2008, we recognized an aggregate of $223,000 and $670,000, respectively, in licensing revenue. For the three months and nine months ended September 30, 2007, we recognized an aggregate of $223,000 and $586,000, respectively, in licensing revenue.

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

At May 10, 2007, after principal repayments of $1,010,000 during 2007, the outstanding principal and interest were $7,095,000 and $8,642,517, respectively, with interest rates ranging from 8.5% to 14.2%. The total owed aggregated $15,737,517, of which approximately $8,900,000 in principal and interest were in default and was restructured on May 10, 2007 as eight-year term notes, none of which are in default, with a fixed simple interest rate of 9% per annum. No gain or loss was recognized on the restructuring transaction. Required quarterly payments of principal and interest under these new notes begin in May 2010 and continue over a five-year period, but payments may be made earlier without penalty. Total interest expense on all Levy loans was approximately $328,000 and $275,000, respectively, for the three months ended September 30, 2008 and 2007 and $966,000 and $1,038,000, respectively, for the nine months ended September 30, 2008 and 2007. As of September 30, 2008, total accrued interest on all Levy loans was $1,749,501 and the outstanding loans by these persons to us, classified as long-term debt, totaled $15,737,517 for an aggregate owed to them of $17,487,018. These loans are collateralized by secondary security interests in our equipment, real property and certain of our patents.

Outstanding stockholder loans consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	2008	2007
Jay Levy long-term loan (1)	$8,319	$8,319
Levy Partnership long-term loan (1)	7,419	7,419

	15,738	15,738
Accrued interest	1,749	783

Total loans and interest due to stockholders	$17,487	$16,521

(1)	These loans, held by Jay Levy and the Jaynjean Levy Family Limited Partnership (the “Levy Partnership”), resulted from the May 2007 restructuring of non-default notes and accrued interest. Warren Levy and Ronald Levy are general partners in the Levy Partnership. These loans consist of eight-year term notes with fixed simple interest rates of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the agreements due to the deferred payment schedule contained in the notes. Quarterly payments of principal and interest will be made over a five-year period beginning in May 2010. Accrued interest on these loans at September 30, 2008 was approximately $1,749,000. The Jay Levy loan is collateralized by secondary security interests in certain of our fixed and other assets, including real property. The Levy Partnership loan is collateralized by secondary security interests in certain of our patents and patent applications. These loans have been subordinated to the Victory Park note as of September 30, 2008.

NOTE G – NOTE PAYABLE – VICTORY PARK

On September 30, 2008 we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note. We received net proceeds of $14,372,000 after fees and closing expenses paid as of September 30, 2008. The term note was purchased by Victory Park at a 3% discount to the face amount. Pursuant to the financing agreement, we also issued to Victory Park 1,125,000 shares of our common stock. These shares are subject to a lock-up agreement prohibiting their sale for one year. The closing price for our common stock on September 30, 2008 was $1.09 per share, valuing the 1,125,000 shares at an aggregate of $1,226,250. The debt discount of $450,000 and the stock value aggregated $1,676,250 and reduced the amount of the note payable on the balance sheet to $13,323,750. The $1,676,250 debt discount will be recognized as interest expense over the three-year term of the note under the effective rate method. We also incurred legal and due diligence expenses of $364,000 which are shown as deferred financing costs on our balance sheet. This amount will also be recognized as additional interest expense over the three-year term of the note. At closing, we also prepaid six months of interest on the note in the amount of $1,050,000.

This note bears interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum. We have the right to prepay the note without penalty for prepayments up to $5,000,000 and for any prepayments after the first year.

In conjunction with this financing, loans held by Jay Levy and by the Levy Partnership were subordinated to the Victory Park note. We have pledged all of our assets, including intellectual property, as collateral under the Victory Park note. We may choose to issue an additional $5,000,000 of term notes, under the same terms as the issued note, along with 375,000 shares of our common stock, by September 30, 2010.

At any time after the earlier of the expiration of the lock-up period and the termination of the lock-up agreement, if the investors are not able to sell or transfer all of the registrable securities without restriction or condition pursuant to Rule 144 promulgated under the 1933 Act, upon the written request by the holders we shall prepare and file with the SEC a registration statement covering the resale of all the registrable securities. If a registration statement covering all the registrable securities is not filed with the SEC on or before the 30th day after the filing deadline (as defined in the agreement) or filed with the SEC but not declared effective by the SEC on or before the 30th day after the effectiveness deadline (as defined in the agreement) or on any day after the effective date sales of all of the registrable securities cannot be made, then we shall become liable for payment of an amount in cash equal to 2% per month of the aggregate value of such registrable securities. We do not believe that this penalty provision will have a material impact on our financial condition.

Beginning October 1, 2008, so long as our note balance is at least $5,000,000, we must maintain a cash balance equal to at least 10% of the principal amount of the notes and our cash flow (as defined in the agreement) must be at least $2,000,000 in any fiscal quarter or $9,000,000 in any three consecutive quarters. The agreement specifies certain events of default including, without limitation: failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the agreement); if Warren Levy or Ronald Levy shall, at any time for reasons other than health or without the endorsement of the other Unigene directors, cease to be employed in the same position with similar duties; and any material decline or depreciation in the value or market price of the collateral. Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply.

NOTE H – INVENTORY

Inventories consisted of the following as of September 30, 2008 and December 31, 2007:

	2008	2007
Current Inventory
Finished goods – net of allowances of $640,000 and $810,000, respectively	$2,006,442	$1,702,303
Work in process	399,714	423,422
Raw materials	1,393,335	1,201,564

Total	$3,799,491	$3,327,289

Noncurrent Inventory
Raw materials	$664,666	$627,020

Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and work in process production were $640,000 at September 30, 2008, a decrease of $170,000 from December 31, 2007. Based upon expected future orders, $665,000 of our raw material inventory was classified as a noncurrent asset at September 30, 2008. We expect this inventory to be fully recoverable, therefore no reserve was established.

NOTE I – FINANCING

In 2006, in conjunction with an equity financing, we issued a five-year warrant to purchase up to 1,000,000 shares of our common stock to Magnetar Capital Master Fund, Ltd. (“Magnetar”) pursuant to a common stock purchase agreement. Magnetar subsequently assigned the common stock warrant to Victory Park. The five-year warrant is exercisable immediately at an exercise price per share of $4.25 and was outstanding at September 30, 2008.

In 2005, in conjunction with an equity financing, we issued a five-year warrant to purchase up to 1,061,571 shares of our common stock (which remained outstanding at September 30, 2008) at an exercise price per share of $1.77 to Fusion Capital Fund II, LLC (“Fusion”) pursuant to a common stock purchase agreement. As a result of a prior financing with Fusion in 2003, there was an additional five-year warrant outstanding to purchase 250,000 shares of common stock, exercisable at $0.90 per share. This warrant was exercised in full in September 2008 in a cashless exercise whereby we issued to Fusion 47,844 shares of our common stock.

On May 10, 2008, we entered into a common stock purchase agreement with a wholly-owned subsidiary of CPG and sold 1,080,000 shares of our common stock at a price of $1.86 per share for gross proceeds of $2,008,800, before expenses of approximately $74,000.

NOTE J – CHINA JOINT VENTURE

In June 2000, we entered into a joint venture agreement with SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. We own 45% of the contractual joint venture and will have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG temporarily contributed its existing injectable calcitonin license to the joint venture, which allowed the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in 2003. The approval of our NDA in China, and the timing of such approval, is uncertain. The contractual joint venture began operations and sales of its injectable calcitonin product in 2002 under the aforementioned SPG license. Sales by the contractual joint venture have been used to offset its costs. We account for our investment in the joint venture under the equity method. Our share of the losses in the joint venture for the three months and nine months ended September 30, 2008 was approximately $56,000 and $59,000, respectively, and is included in general and administrative expenses.

Unigene and SPG have expanded the activities of the joint venture to allow for the development and marketing of other pharmaceutical products. In April 2008, ground was broken for the global biotechnology park in the Shijiazhuang Economic and Technology Development Zone of Hebei Province, China that will house the joint venture. The joint venture, named Unigene Biotechnology Co. Ltd., will initially focus on manufacturing and research and development of salmon calcitonin and parathyroid hormone and related products for China and possibly other global markets. Construction of the first building, which will ultimately house the research and development facilities of the joint venture, is scheduled for completion in 2009. It is anticipated that construction will begin this year on manufacturing facilities which will be designed for peptide production and manufacture of injectable, oral and nasal final products. The combined capital investment commitment of both parties for the joint venture is $15,000,000, representing contributions of cash, technology and know-how which we are licensing to the joint venture. Unigene’s 45% share is therefore $6,750,000. The technologies and know-how that we have agreed to license to the joint venture have been assigned a total value of $4,500,000, leaving us with cash obligations of $2,250,000 which are payable in two installments of $1,050,000 ($75,000 of which has been paid, leaving a balance of $975,000) and $1,200,000. The cash contribution of $975,000 is payable after the joint venture is officially registered with the Chinese government, which occurred in May 2008 with the issuance to the joint venture of its certificate of incorporation. SPG has assigned its joint venture rights and obligations to its subsidiary, CPG. CPG has agreed to lend us the balance of our initial cash contribution of $975,000 for two years on an interest-free basis. We have therefore increased our investment in the joint venture balance sheet account by $1,050,000 and we have recorded our repayment obligation at a discounted net present value of $814,936 using an effective interest rate of 9%. The discount of $160,064 was credited to additional paid-in capital representing a capital contribution by a related-party. We have also increased our investment in the joint venture by an additional $403,000, representing engineering costs that we have incurred on behalf of the joint venture. In lieu of cash repayment of our initial cash contribution or future cash capital contributions, we may reduce our equity participation in the joint venture or provide additional technologies, or rights to products for China, to the joint venture. If we and our joint venture partner agree, in addition to or in lieu of future contributions, if any, by the partners, the joint venture may seek government or third party financing.

On May 10, 2008, we entered into a common stock purchase agreement with a wholly-owned subsidiary of CPG and sold 1,080,000 shares of our common stock at a price of $1.86 per share for gross proceeds of $2,008,800, before expenses of approximately $74,000.

NOTE K – STOCK OPTION COMPENSATION

We have shareholder-approved stock option plans for employees and directors under which we have granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a one to four-year period and typically expire ten years from the date of grant. Shares for option exercises are issued from authorized and unissued shares. At September 30, 2008, we had reserved approximately 2,142,000 shares for future grants.

We account for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested. Based upon options issued to consultants, we recognized compensation benefits of $98,000 and $114,000, respectively, for the three months and nine months ended September 30, 2008. We recognized a compensation benefit of $59,000 and compensation expense of $85,000, respectively, for the three months and nine months ended September 30, 2007. These amounts are included in research, development and facility expenses.

Under SFAS 123(R), compensation cost for the three months and nine months ended September 30, 2008 and 2007 for options granted to employees and directors includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). For the three months ended September 30, 2008, we recognized share-based compensation cost of $95,000, which consisted of $79,000 in general and administrative expenses and $16,000 in research, development and facility expenses. For the three months ended September 30, 2007, we recognized share-based compensation cost of $144,000, which consisted of $135,000 in general and administrative expenses and $9,000 in research, development and facility expenses. For the nine months ended September 30, 2008, we recognized share-based compensation costs of $358,000, which consisted of $317,000 in general and administrative expense and $41,000 in research, development and facility expense. For the nine months ended September 30, 2007, we recognized share-based compensation costs of $682,000, which consisted of $508,000 in general and administrative expense and $174,000 in research, development and facility expense. We did not capitalize any share-based compensation cost.

As of September 30, 2008, there was $842,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

The following table shows the weighted average assumptions we used to develop the fair value estimates for employee and director stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected volatility	N/A	59.6%	58.8%	67.4%
Expected dividends	N/A	—	—	—
Expected term (in years)	N/A	5.3	5.3	5.3
Risk-free rate	N/A	4.3%	3.0%	4.6%
Forfeiture rate	N/A	20%	20%	20%

For the nine months ended September 30, 2008 and for the three months and nine months ended September 30, 2007, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. We have no present intention of declaring any dividends. We based expected volatility on historical volatility. We estimated the expected term of stock options using historical exercise experience. There were no options exercised during 2008 and there were no stock option grants during the three-month period ended September 30, 2008.

A summary of option activity as of September 30, 2008 and changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,962,215	$1.43
Granted	977,000	1.51
Exercised	—	—
Forfeited or expired	(315,900)	2.02

Outstanding at September 30, 2008	4,623,315	$1.41	5.9	$1,260,000

Exercisable at September 30, 2008	3,423,040	$1.32	4.7	$1,260,000

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2007 was $1.17. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $0.82 and $1.38, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended September 30, 2007 was $22,000, and the total intrinsic value of options exercised during the nine months ended September 30, 2007 was $34,000.

Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2007 was $5,000 and cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2007 was $10,000. No tax benefit was realized from option exercises of the share-based payment arrangements for the three months and nine months ended September 30, 2008 and 2007.

Restricted Stock Awards

During the second quarter of 2008, we granted restricted stock awards to certain officers and other employees that vest one year from their grant date. We recognized $52,000 and $91,000, respectively, of compensation expense during the three-month and nine-month periods ended September 30, 2008 related to the restricted stock awards.

The following table summarizes restricted stock activity:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at January 1, 2008	—	—
Changes during the period:
Shares granted	143,961	$1.46
Shares vested	—	—
Shares forfeited	—	—

Nonvested balance at September 30, 2008	143,961	$1.46

As of September 30, 2008, there was $119,000 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted-average period of less than 1 year.

NOTE L – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for each of the three-month and nine-month periods ended September 30, 2008 and 2007 because inclusion of our stock options, restricted stock and warrants (approximately 7,098,000 and 6,264,000 shares of common stock, if exercised, for the three-month periods ended September 30, 2008 and September 30, 2007, respectively, and approximately 6,852,000 and 6,206,000 shares of common stock, if exercised, for the nine-month periods ended September 30, 2008 and September 30, 2007, respectively) would be antidilutive. The securities mentioned above include warrants to purchase an aggregate of 2,121,571 shares of common stock at exercise prices ranging from $1.77 to $4.25 per share, with expiration dates ranging from 2010 to 2015.

NOTE M – PATENTS AND OTHER INTANGIBLES

As of September 30, 2008, nine of our patents had issued in the U.S., seventy-eight had issued in various foreign countries and various other applications were pending.

Details of intangible assets are summarized as follows:

	September 30, 2008			December 31, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$140,000	$4,000	$144,000	$138,000	$6,000
Patents	1,463,000	1,041,000	422,000	1,409,000	975,000	434,000
Deferred Patents	1,727,000	—	1,727,000	1,356,000	—	1,356,000
Deferred Trademarks	15,000	—	15,000	15,000	—	15,000

	$3,349,000	$1,181,000	$2,168,000	$2,924,000	$1,113,000	$1,811,000

NOTE N – DEFERRED COMPENSATION PLAN

In December 2005, our Board of Directors approved the adoption of a deferred compensation plan for Dr. Ronald Levy, Executive Vice President and Director of the Company, and Dr. Warren Levy, President, Chief Executive Officer and Director of the Company. Previously, Drs. Levy were the beneficiaries of split-dollar life insurance policies owned by the Company with a face value of $1,000,000 each that were originally purchased in 1988. These policies were terminated without any consideration paid to them in 2005 due to changes in the tax law as well as Sarbanes-Oxley regulations, and we received the entire cash proceeds. In recognition of the services of Drs. Levy and the cancellation of the split-dollar life insurance policies, the Board recommended the adoption of a deferred compensation plan. The major features of the plan are as follows: the Company agreed to credit a book account with $25,000 per year on January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for each participant; the credits to the accounts would be 100% vested; upon the death of a participant, any remaining contributions would be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions shall be made to each participant’s account. The related contracts were finalized and executed in February 2006. Therefore, we recognized this liability in the first quarter of 2006 in the amount of $304,000 which represented the net present value of the future payments. As of September 30, 2008, this liability was approximately $382,000. As of September 30, 2008, both of these accounts had been funded to date in the aggregate amount of $159,000 ($150,000 plus $9,000 in interest and gains) and these accounts are included on the Balance Sheet in other assets.

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

NOTE O - LEGAL PROCEEDINGS

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

NOTE P – RIGHTS PLAN

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

Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. Our revenue for the past three years has primarily been derived from domestic sources. We have licensed worldwide rights to our manufacturing and delivery technologies for oral PTH for the treatment of osteoporosis to GSK. We have also licensed in the U.S. our nasal calcitonin product for the treatment of osteoporosis, which we have trademarked as Fortical, to USL. Fortical was approved by the FDA in August 2005. This is our first product approval in the United States. We have also licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis. We have licensed to our Chinese joint venture certain proprietary technologies and know-how to support the research, development and manufacturing of recombinant salmon calcitonin and parathyroid hormone, as well as other possible products, in the People’s Republic of China.

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

We have also generated cash from loans, including officer loans, as well as from stock offerings. The loans have added debt to our balance sheet and, the officer loans, after being restructured in 2007, require repayment over a five-year period beginning in May 2010. The Victory Park loan is due in full in 2011. Our various stock offerings have provided needed cash but it is uncertain whether we can obtain future financing under favorable terms, or at all.

The current need of major pharmaceutical companies to add products to their pipeline is a favorable sign for us and for other small biopharmaceutical companies. However, this need is subject to rapid change and it is uncertain whether any additional pharmaceutical companies will have interest in licensing our products or technologies.

Revenue

Our revenue is summarized as follows for the three-month and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Product Sales	$2,644,567	$4,142,635	$7,931,708	$11,258,044
Royalties	1,632,737	1,628,476	4,245,962	4,548,575
Licensing Revenue	314,187	280,691	942,567	859,237
Development Fees and other	492,329	291,668	1,255,534	724,098

	$5,083,820	$6,343,470	$14,375,771	$17,389,954

Revenue for the three months ended September 30, 2008 decreased $1,259,000, or 20%, to $5,084,000 from $6,343,000 in the comparable period in 2007. Revenue for the nine months ended September 30, 2008 decreased $3,014,000, or 17%, to $14,376,000 from $17,390,000 in the comparable period in 2007. The three month decrease was attributable to decreased Fortical sales of $1,498,000, partially offset by increased other revenue of $201,000, primarily from development fees. The nine month decrease was primarily due to a decrease in revenue from Novartis of $2,500,000, due to the revenue recognized in 2007 under the 2007 supply agreement with Novartis, as compared to 2008. Under this supply agreement, we recognized $2,200,000 in product sales and $300,000 in development service fees for the nine months ended September 30, 2007. Fortical sales to USL decreased 36% to $2,645,000 for the three months ended September 30, 2008 as compared to $4,143,000 for the three months ended September 30, 2007 and decreased 12% to $7,932,000 for the nine months ended September 30, 2008 from $9,058,000 for the nine months ended September 30, 2007. Fortical sales fluctuate each quarter based upon USL’s ordering schedule. Fortical royalties for the quarter ended September 30, 2008 increased $5,000 to $1,633,000 from $1,628,000 in the comparable period of 2007 and, for the nine months ended September 30, 2008, decreased $303,000, or 7%, to $4,246,000 from $4,549,000 in the comparable period of 2007. Royalties for the nine months ended September 30, 2007 included an extra month of royalty revenue (see below). Fortical royalties fluctuate each quarter based upon the timing of USL’s shipment to its customers. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which prior to 2007 differed from calendar quarters by one month. Starting in the first quarter of 2007, USL began providing royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) included royalty revenue for four months, from December 2006 through March 2007. Subsequent quarters have reported three months of royalty revenue, corresponding to our calendar quarters. The effect of the inclusion of the fourth month of royalty revenue in the nine months ended September 30, 2007 was an additional $536,000 of royalty revenue.

Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years. Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees and is therefore subject to uncertain timing and not predictive of future revenue. Bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional peptide sales are dependent upon the future needs of our partners, which we cannot currently estimate. Sales revenue and royalty revenue could increase in future years if USL is able to continue to increase market share for Fortical. Sales revenue from Fortical in future years will depend on Fortical’s continued acceptance in the marketplace, as well as competition and other factors. It is uncertain whether or not Fortical alone will eventually generate sufficient revenue for us to achieve profitability.

Costs and Expenses

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance. Cost of goods sold decreased 46% to $1,456,000 from $2,686,000 for the three months ended September 30, 2008 as compared to the same period in 2007 and decreased 28% to $4,557,000 from $6,365,000 for the nine months ended September 30, 2008 as compared to the same period in 2007. Cost of goods sold were higher in 2007 due to the additional sales to Novartis and USL. Cost of goods sold for 2008 represented our costs associated with Fortical production for USL, whose purchases from us fluctuate each quarter. Cost of goods sold for 2007 represented our costs associated with our Fortical production for USL and our peptide production for Novartis. Future production related expenses for 2008 and later years are dependent upon the level of future Fortical sales, as well as possible peptide production to meet our partners’ needs.

Research, development and facility expenses primarily consist of costs for personnel, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense. All of our production and a portion of our research, development and facility costs are associated with our manufacturing facility in Boonton, New Jersey, where costs are relatively fixed month-to-month. We allocate such costs to the manufacture of production batches for inventory purposes, to cost of goods sold or to research, development and facility activities, based upon the activities undertaken by the personnel in Boonton each period.

Research, development and facilities expense increased 14% to $2,171,000 from $1,912,000 for the three months ended September 30, 2008 as compared to the same period in 2007. Payroll expenses increased $185,000 due to increased health insurance costs, salaries and personnel. In addition, contractual research increased $69,000, primarily due to outside testing expenses related to our ongoing feasibility studies.

Research, development and facilities expense increased 7% to $6,661,000 from $6,215,000 for the nine months ended September 30, 2008 as compared to the same period in 2007. Cost of materials and supplies decreased $984,000, primarily due to the higher calcitonin production for inventory in the first nine months of 2008 which reduced 2008 material expense allocated to research and development. Payroll expenses increased $579,000 in 2008 primarily reflecting the reduced allocation of payroll expenses to Fortical in 2008 as compared to the higher allocation of payroll expenses to production for USL and Novartis in 2007. In addition, expenses for contractual research increased $336,000 primarily due to in-licensing of technology from Queen Mary, University of London; expenses for our oral calcitonin program increased $330,000, primarily due to an already completed clinical trial; and expenses for utilities increased $199,000 due to increased energy costs. Research and development expenses may further increase in 2008, as compared to 2007, due to our continuing expenditures to further develop our oral calcitonin and oral PTH products (including one or more clinical trials). Expenses could decline if we are reimbursed for certain of our development costs.

General and administrative expenses increased 5% to $1,792,000 from $1,707,000 for the three months ended September 30, 2008 as compared to the same period in 2007. The increase was primarily attributed to increases of $169,000 in personnel expenses and $218,000 in various other expenses including joint venture, utilities and travel expenses, mostly offset by a decrease of $319,000 in professional fees due to reduced legal fees related to the Apotex litigation. General and administrative expenses increased 4% to $5,907,000 from $5,686,000 for the nine months ended September 30, 2008 as compared to the same period in 2007. The increase was primarily attributed to increases of $287,000 in personnel expenses, an increase of $105,000 in travel expenses, an increase of $255,000 in joint venture, office, investor relations expenses and depreciation, mostly offset by a decrease of $406,000 in professional fees due to reduced legal fees related to the Apotex litigation. We expect general and administrative expenses to continue to increase in 2008, as compared to 2007, due to additional joint venture and depreciation expenses and to possible additional personnel costs.

Other Income/Expense

Interest expense increased 22% in the third quarter of 2008 to $348,000 from $286,000 in the third quarter of 2007, and decreased 3% for the nine months ended September 30, 2008 to $1,028,000 from $1,058,000 for the nine months ended September 30, 2007. The three month increase was due to increased accrued interest on the Levy loans. The nine month decrease was due to the loan restructuring described below. On May 10, 2007, the outstanding principal and interest on all stockholder loans totaled $15,737,517 after an aggregate of $1,010,000 in repayments during 2007. On that date, interest rates ranged from 8.5% to 14.2% with certain loans accruing compound interest. The total of $15,737,517 in principal and interest was restructured as eight-year term notes with a fixed simple interest rate of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the restructured loans due to the deferred payment schedule contained in the notes. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period. We expect interest expense to increase in future years due to our $15,000,000 note issued to Victory Park. This note will increase our cash and non-cash interest expense by approximately $700,000 or more per quarter, depending on prevailing interest rates.

Net Loss

Net loss for the three months ended September 30, 2008 increased approximately $447,000, or 186%, to $687,000 from $240,000 for the corresponding period in 2007. This was due to decreased revenue of $1,260,000, primarily due to decreased Fortical sales This was partially offset by a decrease in operating expenses of $886,000, primarily a result of decreased cost of goods sold of $1,230,000, partially offset by an increase in research and development and general and administrative expenses. Net loss for the nine months ended September 30, 2008 increased approximately $1,963,000, or 110%, to $3,741,000 from $1,778,000 for the corresponding period in 2007. This was due to decreased revenue of $3,014,000 primarily from Novartis, partially offset by a decrease in operating expenses of $1,140,000 mainly from a decrease in cost of goods sold due to the 2007 peptide sales to Novartis. Net losses are likely to continue unless we achieve non-deferred revenue from milestones under our GSK and Novartis agreements, sign new revenue generating research, licensing or distribution agreements or generate sufficient sales and royalties from Fortical.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had cash and cash equivalents of $14,705,000, an increase of $11,027,000 from December 31, 2007, and we had working capital of approximately $17,400,000. On September 30, 2008, we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note and 1,125,000 shares of our common stock. We received net proceeds of $14,372,000 after fees and closing expenses (see Item 1, Note G to the financial statements). Other cash received during 2008 was primarily from Fortical sales and royalties received under our agreement with USL. Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans and (5) the sale of our common stock. Since August 2005, we have also generated cash from Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. We may choose to issue an additional $5,000,000 of term notes to Victory Park, under the same terms as the issued notes, by September 30, 2010. Future Fortical sales and royalties will be affected by competition and further acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

To satisfy our short-term liquidity needs, the Levys from time to time (prior to 2003) made loans to us. The total owed aggregated $15,737,517 and was restructured on May 10, 2007 as eight-year term notes with a fixed simple interest rate of 9% per annum. Required quarterly payments of principal and interest under these new notes begin in May 2010 and continue over a five-year period (see Item 1, Note F to the financial statements).

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

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During the first nine months of 2008, Fortical sales were $7,932,000 and Fortical royalties were $4,246,000. We expect Fortical sales and royalties to continue in future years, but we cannot predict the levels of activity (see Item 1, Note D to the financial statements).

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

•

For oral calcitonin, we have interests in two ongoing programs. An external program with our licensee Novartis is currently in Phase III. The anticipated completion date is outside our control and unknown to us. For our internal program, we are seeking a licensee to participate in our product’s development. A small, short-term Phase I human study was initiated and successfully concluded in 2007. In February 2008, we initiated and successfully concluded a Phase I/II clinical study. The costs of future clinical trials will most likely be borne by a future licensee. Because additional clinical trials are still necessary for our oral calcitonin product, and we have not yet licensed the product, it is too early to speculate on the probability or timing of a marketable product. We may incur certain additional development costs.

•

For oral PTH, we signed a license agreement with GSK in April 2002. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. A small, short-term Phase I human study was initiated in October 2008 using our improved oral delivery technology. PTH is in an early stage of development and it is therefore too early to speculate on the probability or timing of a marketable oral PTH product. We may incur certain additional development costs. GSK may ultimately purchase, and thereby acquire the rights to, our data from this study and our development activities, but we have no assurances that they will do so.

•

Under the terms of various agreements related to a joint venture in China with SPG and CPG, we are obligated to contribute up to $3,150,000 as our initial capital contribution, consisting of $1,050,000 in cash and the balance in certain technologies and know-how which we are licensing to the joint venture. (See Item 1, Note I to the financial statements).

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

If USL cannot continue to successfully market Fortical, or if we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement we would need to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether or not any of our products other than Fortical will be approved or will be commercially successful.

We have incurred annual operating losses since our inception and, as a result, at September 30, 2008, had an accumulated deficit of approximately $127,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products have increased over the past two years due to higher spending on internal research projects, including oral calcitonin, oral PTH and SDBG, as well as patent infringement litigation costs. In addition, over the next year, we have committed to purchase approximately $800,000 of materials for use in our internal development programs.

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

In addition, EITF No. 00-21 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 had a significant impact on our 2004 and 2007 financial statements due to the deferral of revenue from milestones achieved in those years under our 2004 Novartis license agreement. Accordingly, development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement. As of September 30, 2008, approximately $6,113,000 of milestone payments from Novartis was being deferred over the estimated performance period through 2018.

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

Prior to our May 2007 debt restructuring, we were exposed to fluctuations in interest rates due to the use of variable rate debt as a component of the funding of our operations. We did not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. Beginning in the first quarter of 2001, our interest rate exposure on our notes payable-stockholders was affected by our failure to make principal and interest payments when due. In May 2007, these notes were restructured into long-term notes with a fixed simple interest rate. For a further discussion, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” as well as Item 1, Note F. On September 30, 2008 we entered into a financing agreement with Victory Park whereby Victory Park purchased $15,000,000 of three-year senior secured non-convertible term notes from us. These notes bear interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum. Therefore, beginning in the fourth quarter of 2008, we will be exposed to interest rate fluctuations in the near-term and long-term until these notes are repaid in full. We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

The information below summarizes our market risks associated with interest bearing debt obligations as of September 30, 2008. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

	Carrying Amount	Calendar Year
Debt Obligations		2008	2009	2010	2011	2012	Thereafter
Note payable – Victory Park
Variable interest rate: 14% (1)	$15,000,000	$—	$—	$—	$15,000,000	$—	$—
Notes payable - stockholders	15,737,517	—	—	2,360,628	3,147,503	3,147,503	7,081,883
Fixed interest rate: 9%
Capital leases	5,126	3,260	1,866	—	—	—	—

Fixed interest rates: 9%-12%
Total	$30,742,643	$3,260	$1,866	$2,360,628	$18,147,503	$3,147,503	$7,081,883

(1)	Prime rate plus 7%, with a floor of 14% and a cap of 18%.

Item 4.	Controls and Procedures

For the quarterly period ending September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were designed and were being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Furthermore, our principal executive officer and our principal financial officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period ended September 30, 2008.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended. See “Special Note Regarding Forward-Looking Statements” in Part 1, Item 2 of this Quarterly Report.

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as noted below, no material changes to the risk factors disclosed in the 10-K have been identified during the three months ended September 30, 2008:

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at September 30, 2008, we had an accumulated deficit of approximately $127,000,000. Our gross revenues for the nine months ended September 30, 2008, and the years ended December 31, 2007, 2006 and 2005 were $14,376,000, $20,423,000, $6,059,000 and $14,276,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue for the nine months ended September 30, 2008 consisted primarily of Fortical sales and royalties. As of September 30, 2008, we had three material revenue generating license agreements. We believe that to achieve profitability we will require at least the successful commercialization of our oral or nasal calcitonin products, our oral PTH product, our SDBG technology or another peptide product in the U.S. or abroad.

For the nine months ended September 30, 2008 we had an operating loss of $2,750,000. For 2007 and 2006 we had losses from operations of $3,099,000 and $10,980,000, respectively. For 2005, we had operating income of $594,000. Our net loss for the nine months ended September 30, 2008 was $3,741,000. Our net losses for the years ended December 31, 2007, 2006 and 2005 were $3,448,000, $11,784,000 and $496,000, respectively. We might never be profitable.

The exercise of warrants and options, as well as other issuances of shares, will likely have a dilutive effect on our stock price.

As of September 30, 2008, there were outstanding warrants to purchase 2,121,571 shares of our common stock, all but 20,000 of which were exercisable at September 30, 2008, at an average exercise price of $2.95 per share. There were also outstanding stock options to purchase an aggregate of 4,623,315 shares of common stock, at an average exercise price of $1.41, of which 3,423,040 were exercisable. The exercise of warrants or options at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with financing efforts, such as our issuance of stock in connection with our loan from Victory Park.

We have financial obligations under the various agreements related to our joint venture in China.

Under the terms of the various agreements related to our joint venture in China, we are obligated to contribute in cash an aggregate of $2,250,000. Our initial cash contribution, is $1,050,000 of which $75,000 has been paid. SPG has assigned its joint venture rights and obligations to its subsidiary, CPG, and CPG has agreed to lend us the balance of our initial cash contribution of $975,000 for two years on an interest-free basis. Following our initial contribution we are obligated to contribute up to an additional $1,200,000 in cash. In lieu of cash repayment of our initial cash contribution or future cash contributions, we may reduce our equity participation in the joint venture or provide additional technologies to the joint venture.

The global financial crisis may adversely affect our business and financial results.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008. These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The credit crisis may continue for the foreseeable future. If it continues until that time when we may need additional financing, we may not be able to raise such capital on reasonable terms, if at all. In addition, uncertainty about current and future global economic conditions may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our product could differ from our current expectations.

Item 6.	Exhibits

Number	Description

10.1

Financing Agreement, dated as of September 30, 2008, by and among the Company, the Lenders and Victory Park Management, LLC, as agent, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on

Form 8-K filed on October 6, 2008 (the “8-K Report”).

10.2	Senior Secured Term Note, dated September 30, 2008, issued by the Company in favor of the Lender signatory to the Financing Agreement, incorporated by reference from Exhibit 10.2 to the 8-K Report.

10.3	Pledge and Security Agreement, dated as of September 30, 2008, by and among the Company, Victory Park Management, LLC, as agent, and the Secured Parties, incorporated by reference from Exhibit 10.3 to the 8-K Report. *

10.4	Registration Rights Agreement, dated as of September 30, 2008, by and among the Company and the Lenders, incorporated by reference from Exhibit 10.4 to the 8-K Report.

10.5	Affiliate Subordination Agreement, dated as of September 30, 2008, by and among the Company, Jay Levy, Jaynjean Levy Family Limited Partnership and Victory Park Management, LLC, as agent for the Lenders, incorporated by reference from Exhibit 10.5 to the 8-K Report.

10.6	Amended and Restated Secured Promissory Note, dated September 30, 2008, issued by the Company in favor of Jay Levy, incorporated by reference from Exhibit 10.6 to the 8-K Report.

10.7	Amended and Restated Secured Promissory Note, dated September 30, 2008, issued by the Company in favor of the Jaynjean Levy Family Limited Partnership, incorporated by reference from Exhibit 10.7 to the 8-K Report.

10.8	Third Modification of Mortgage and Security Agreement, dated September 30, 2008, by and between the Company and Jay Levy, incorporated by reference from Exhibit 10.8 to the 8-K Report.

10.9	Lock-Up Agreement, dated as of September 30, 2008, by and among the Company and the Lenders, incorporated by reference from Exhibit 10.9 to the 8-K Report.

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

Date: November 10, 2008	By:	/s/ Warren P. Levy
Warren P. Levy, President
(Chief Executive Officer)

	By:	/s/ William Steinhauer
William Steinhauer, Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

UNIGENE LABORATORIES, INC.

INDEX TO EXHIBITS

No.	EXHIBIT

10.1	Financing Agreement, dated as of September 30, 2008, by and among the Company, the Lenders and Victory Park Management, LLC, as agent, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2008 (the “8-K Report”).

10.2	Senior Secured Term Note, dated September 30, 2008, issued by the Company in favor of the Lender signatory to the Financing Agreement, incorporated by reference from Exhibit 10.2 to the 8-K Report.

10.3	Pledge and Security Agreement, dated as of September 30, 2008, by and among the Company, Victory Park Management, LLC, as agent, and the Secured Parties, incorporated by reference from Exhibit 10.3 to the 8-K Report. *

10.4	Registration Rights Agreement, dated as of September 30, 2008, by and among the Company and the Lenders, incorporated by reference from Exhibit 10.4 to the 8-K Report.

10.5	Affiliate Subordination Agreement, dated as of September 30, 2008, by and among the Company, Jay Levy, Jaynjean Levy Family Limited Partnership and Victory Park Management, LLC, as agent for the Lenders, incorporated by reference from Exhibit 10.5 to the 8-K Report.

10.6	Amended and Restated Secured Promissory Note, dated September 30, 2008, issued by the Company in favor of Jay Levy, incorporated by reference from Exhibit 10.6 to the 8-K Report.

10.7	Amended and Restated Secured Promissory Note, dated September 30, 2008, issued by the Company in favor of the Jaynjean Levy Family Limited Partnership, incorporated by reference from Exhibit 10.7 to the 8-K Report.

10.8	Third Modification of Mortgage and Security Agreement, dated September 30, 2008, by and between the Company and Jay Levy, incorporated by reference from Exhibit 10.8 to the 8-K Report.

10.9	Lock-Up Agreement, dated as of September 30, 2008, by and among the Company and the Lenders, incorporated by reference from Exhibit 10.9 to the 8-K Report.

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment