Form 10-K
period 2008-12-31
UNIGENE LABORATORIES INC
filed 2009-03-16
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-16005

UNIGENE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2328609
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

81 Fulton Street

Boonton, New Jersey 07005

(973) 265-1100

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of June 30, 2008 was $154,509,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value 90,262,763 shares as of March 2, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from portions of Unigene’s definitive proxy statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2008.

		Page Number
PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	8
ITEM 1B.	UNRESOLVED STAFF COMMENTS	13
ITEM 2.	PROPERTIES	13
ITEM 3.	LEGAL PROCEEDINGS	13
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	14
ITEM 6.	SELECTED FINANCIAL DATA	14
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	24
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	47
ITEM 9A.	CONTROLS AND PROCEDURES	47
ITEM 9B.	OTHER INFORMATION	49

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	49
ITEM 11.	EXECUTIVE COMPENSATION	49
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	49
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	49
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	49

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	49

SIGNATURES

EX-10.10 FORM OF RESTRICTED STOCK OPTION AGREEMENT UNDER 2006 STOCK-BASED INCENTIVE COMPENSATION PLAN.

EX-10.12 FIRST AMENDMENT TO EMPLOYMENT AGREEMENT BETWEEN UNIGENE LABORATORIES, INC. AND WARREN P. LEVY, DATED DECEMBER 22, 2008.

EX-10.14 FIRST AMENDMENT TO EMPLOYMENT AGREEMENT BETWEEN UNIGENE LABORATORIES, INC. AND RONALD S. LEVY, DATED DECEMBER 22, 2008.

EX-10.15.1 FIRST AMENDMENT TO EMPLOYMENT AGREEMENT BETWEEN UNIGENE LABORATORIES, INC. AND JAY LEVY, DATED DECEMBER 22, 2008.

EX-10.17 NON-QUALIFIED DEFERRED COMPENSATION AGREEMENT BETWEEN UNIGENE LABORATORIES, INC. AND DR. WARREN P. LEVY, DATED FEBRUARY 1, 2006.

EX-10.18 NON-QUALIFIED DEFERRED COMPENSATION AGREEMENT BETWEEN UNIGENE LABORATORIES, INC. AND DR. RONALD S. LEVY, DATED FEBRUARY 1, 2006.

EX-10.19 AMENDMENT TO NON-QUALIFIED DEFERRED COMPENSATION AGREEMENT BETWEEN UNIGENE LABORATORIES, INC. AND DR. WARREN P. LEVY, DATED DECEMBER 19, 2008.

EX-10.20 AMENDMENT TO NON-QUALIFIED DEFERRED COMPENSATION AGREEMENT BETWEEN UNIGENE LABORATORIES, INC. AND DR. RONALD S. LEVY, DATED DECEMBER 22, 2008.

EX-23.1 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

EX-31.1 CHIEF EXECUTIVE OFFICER CERTIFICATION

EX-31.2 PRINCIPAL FINANCIAL OFFICER CERTIFICATION

EX-32.1 CHIEF EXECUTIVE OFFICER CERTIFICATION

EX-32.2 PRINCIPAL FINANCIAL OFFICER CERTIFICATION

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

Overview

Unigene Laboratories, Inc., a biopharmaceutical company, was incorporated in the State of Delaware in 1980. Our single business segment focuses on the research, production and delivery of small proteins, referred to as peptides, for medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream. We have three operating locations: administrative and regulatory offices in Boonton, New Jersey; a laboratory research facility in Fairfield, New Jersey; and a pharmaceutical production facility in Boonton, New Jersey. Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. Our revenue for the past three years has primarily been derived from domestic sources.

•	We have licensed worldwide rights to our manufacturing and delivery technologies for oral parathyroid hormone, or PTH, for the treatment of osteoporosis to GlaxoSmithKline, or GSK.

•

We have licensed in the U.S. our nasal calcitonin product, which we have trademarked as Fortical®, to Upsher-Smith Laboratories, Inc., or USL. Fortical was approved by the Food and Drug Administration, or FDA, in 2005 for the treatment of osteoporosis. This was our first product approval in the United States.

•	We have licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis Pharma AG, or Novartis.

•

We have licensed to our Chinese joint venture certain proprietary technologies and know-how to support the research, development, and manufacturing of recombinant salmon calcitonin and non-oral PTH, as well as other possible products, in the People’s Republic of China.

•

To expand our product pipeline we are developing our site-directed bone growth technology, or SDBG, in conjunction with Yale University and we have in-licensed technology from Queen Mary, University of London relating to potential therapies for inflammation and cardiovascular disease.

•	In addition, we periodically perform feasibility studies for third parties, which could lead to licensing or other commercial opportunities for such products.

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

Our Accomplishments

Among our major accomplishments are:

•

Development, Licensing and Commercialization of Proprietary Technology for Nasal Delivery. We have developed and patented Fortical, our nasal calcitonin formulation that, in human studies, demonstrated similar blood levels to a competitor’s existing nasal calcitonin product and also demonstrated a comparable decrease in bone loss as measured by several industry-accepted blood markers, and a comparable increase in bone mineral density. During 2002, we licensed U.S. rights to our nasal calcitonin product, Fortical, to USL. We filed a new drug application, or NDA, for Fortical in March 2003 and Fortical was approved by the FDA in August 2005. This was our first product approval in the United States. The launch of Fortical has resulted in sales to, and royalty payments from, USL.

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

•

Development and Licensing of Proprietary Technology for Oral Delivery. We have developed and patented an oral formulation that has successfully delivered therapeutically important quantities of calcitonin and PTH into the bloodstream of human subjects in studies performed by Unigene and our collaborators. We believe that the components of our patented oral product also can enable the delivery of other peptides and we have initiated studies to investigate this possibility internally and in collaboration with others. During 2001, we reported successful oral delivery in animal studies of various peptides including PTH for the treatment of osteoporosis and insulin for the treatment of diabetes. During 2002, we licensed rights to our manufacturing and delivery technologies for oral PTH to GSK. During 2004, GSK successfully completed a Phase I study for oral PTH. During 2007, a small, short-term human study for oral calcitonin was initiated by us and successfully concluded. In February 2008, we initiated a Phase I/II clinical study for oral calcitonin. The tablets used in these studies utilized an improved solid dosage form of Unigene’s Enteripep® oral delivery technology for which a patent application has been filed. A small, short-term Phase I human study for PTH was initiated in October 2008 using our improved oral delivery technology.

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

Our patented manufacturing and delivery technologies provide the technological foundation for our business strategy. The potential pharmaceutical products that we are developing use one or, in some cases, two of these technologies. Our oral calcitonin and oral PTH products would utilize our peptide production process, as well as our oral delivery system for peptides. These products are currently in development and, if approved, they most likely would be introduced into the market years from now. Our principal agreements are as follows:

•

GlaxoSmithKline License Agreement. In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through December 31, 2008. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through December 31, 2008. There were no milestones achieved or PTH sales to GSK during 2008. Bulk product sales to licensees, prior to product approval, are unpredictable and subject to the needs of the licensee. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We have also agreed with GSK that we will conduct further development including a small Phase I study, which we initiated in 2008. GSK may acquire the data from our development activities for a fixed purchase price. However, there are no assurances that our development activities will be successful or that GSK will acquire the data. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

Upsher-Smith Laboratories License Agreement. In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. The $10,000,000 was received from 2002 through 2005. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the FDA and launched by USL in August 2005. In 2008, sales to USL were $10,058,000 and royalty revenue from USL was $6,520,000. We have filed a lawsuit against Apotex Inc. and Apotex Corp. (collectively, “Apotex”) for infringement of our Fortical patent. If we are unsuccessful in our lawsuit, and if Apotex receives FDA approval and is able to launch its generic version of our product, the launch could have an adverse effect on our cash flow and operations. See “Legal Proceedings.” In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. We do not yet know the effect on Fortical sales and royalties of the launch of these competing products. It is reasonable to assume that certain providers may substitute these products for Fortical and, in that event, Fortical sales and royalties would decrease. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectability. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

•	Novartis Agreements.

License Agreement

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. Through December 31, 2008, an aggregate of $13,700,000 has been received from Novartis under this agreement, including calcitonin purchases and the 2007 milestone described below. There were no milestones achieved or additional calcitonin purchases in 2008. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is being used by Novartis in ongoing Phase III clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. In 2007, we received a $5,500,000 milestone payment from Novartis for the initiation of their oral calcitonin Phase III clinical study for osteoporosis. This milestone will be recognized over the estimated remaining 11-year performance period of the license agreement. We plan to continue to develop our own calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

Supply Agreement

In January 2007, we signed a supply agreement with Novartis. In March 2007, we received a $2,500,000 payment from Novartis to supply them with specified quantities of a bulk peptide necessary to support Novartis’ development program for a novel osteoporosis treatment and to provide certain product development services. Unigene used its patented manufacturing technology to develop an FDA-compliant process for the peptide and Novartis will have the opportunity to purchase additional quantities if necessary. Some of this material may be used in clinical studies. This supply agreement was completed during 2007. We recognized an aggregate of $2,500,000 in revenue from this agreement, consisting of $2,200,000 in product sales revenue and $300,000 in development services revenue. The $2,500,000 in revenue was allocated between sales revenue and development services revenue based upon the proportion of costs incurred for the two revenue categories. At December 31, 2008 we had no further obligations under such supply agreement.

•

China Joint Venture. In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group, or SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. We own 45% of the joint venture and have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG temporarily contributed its existing injectable calcitonin license to the joint venture, which allowed the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in 2003. The approval of the joint venture’s NDA in China, and the timing of such approval, is uncertain. Upon approval of the Chinese NDA, we expect that the joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. Brief local human trials were initiated in 2006 and successfully concluded in 2007. The joint venture began operations and sales of its injectable calcitonin product in 2002 under the aforementioned SPG license. Sales by the joint venture had been used to offset its costs. We account for our investment in the joint venture under the equity method. Our share of the losses in the joint venture for 2008, 2007 and 2006 were $139,000, $3,000 and $3,000, respectively.

Unigene and SPG expanded the activities of the joint venture in 2008 to allow for the development and marketing of other pharmaceutical products. In April 2008, ground was broken for the global biotechnology park in the Shijiazhuang Economic and Technology Development Zone of Hebei Province, China that will house the joint venture. The joint venture, named Unigene Biotechnology Co. Ltd., will initially focus on manufacturing and research and development of salmon calcitonin and non-oral PTH and related products for China and possibly other global markets. Construction of the first building, which will ultimately house the research and development facility of the joint venture, is scheduled for completion in 2009. Construction also began in 2008 on a manufacturing facility which will be designed for peptide production and manufacture of injectable, oral and nasal final products. The combined capital investment commitment of both parties for the joint venture is $15,000,000, representing contributions of cash, technology and know-how which we are licensing to the joint venture. Unigene’s 45% share is therefore $6,750,000. The technologies and know-how that we have agreed to license to the joint venture have been assigned a total value of $4,500,000, leaving us with cash obligations of $2,250,000 which are payable in two installments of $1,050,000 ($75,000 of which has been paid, leaving a balance of $975,000) and $1,200,000. The cash contribution of $975,000 was payable after the joint venture was officially registered with the Chinese government, which occurred in May 2008 with the issuance to the joint venture of its certificate of incorporation, and after the joint venture established its bank account, which occurred in August 2008. SPG has assigned its joint venture rights and obligations to its subsidiary, China Pharmaceutical Group, or CPG. CPG has agreed to lend us the balance of our initial cash contribution of $975,000 for two years on an interest-free basis. We have therefore increased our investment in the joint venture balance sheet account by $1,050,000 and we have recorded at December 31, 2008 our repayment obligation at a discounted net present value of $845,957 using an effective interest rate of 9%. The original discount of $160,064 ($129,043 at December 31, 2008) was credited to additional paid-in capital representing a capital contribution by a related-party. We have also increased our investment in the joint venture by an additional $442,000, representing engineering costs that we have incurred on behalf of the joint venture. In lieu of cash repayment of our initial cash contribution or future cash capital contributions, we may reduce our equity participation in the joint venture or provide additional technologies, or rights to products in China, to the joint venture. If we and our joint venture partner agree, in addition to or in lieu of future contributions, if any, by the partners, the joint venture may seek government or third party financing.

In the fourth quarter of 2008, we recognized a gain of $66,000 on the transfer of technology and know-how to the joint venture. This gain represents the difference between the fair value of the technology and licenses transferred to the joint venture and the book value of these assets. The joint venture valued these assets at $4,500,000; their book value was $0 representing a gain of $4,500,000. This gain will be recognized over 17 years, the estimated life of the transferred assets, at approximately $265,000 per year. Due to the significant transfer of know-how and technology during the fourth quarter, we recognized a gain of $66,000 in 2008, one-fourth of the annual gain to be recognized.

On May 10, 2008, we entered into a common stock purchase agreement with a wholly-owned subsidiary of CPG and sold 1,080,000 shares of our common stock at a price of $1.86 per share for gross proceeds of $2,008,800, before expenses of approximately $74,000.

Other License or Distribution Arrangements. In addition to the joint venture with CPG, we have licensed distributors for our nasal calcitonin product in Greece and Israel. Because our product is not yet approved in these countries these agreements have not yet produced any revenues. To expand our product pipeline we are developing our SDBG technology in conjunction with Yale University, we have in-licensed technology from Queen Mary, University of London and we periodically perform feasibility studies for third parties. In addition, we are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for our products and technologies. However, we may not be successful in achieving milestones under our current agreements, obtaining regulatory approval for our products or in licensing any of our other products.

We operate as a single business segment and our revenue for the last three years, including product sales, royalties, licensing revenue and development services, has almost entirely been from our licensees: USL, GSK and Novartis, all primarily U.S. sources.

Revenue from Licensees:

	2008	2007	2006
USL	87%	80%	90%
Novartis	8%	16%	7%
GSK	1%	1%	3%
Other revenue	4%	3%	—

For information regarding revenue, losses and total assets, please see our Selected Financial Data in Part II, Item 6 of this report.

Competition

Our primary business activity is biotechnology research and development. Biotechnology research is highly competitive, particularly in the field of human health care. We compete with specialized biotechnology and biopharmaceutical companies, major pharmaceutical and chemical companies, universities and other non-profit research organizations, many of which can devote considerably greater financial resources than we can to research activities. We believe that one of our main competitors in the field of oral delivery of peptides is Emisphere Technologies, Inc. Novartis’ nasal calcitonin product is the main competition for Fortical. In addition, in December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical. We do not know yet the effect on Fortical sales and royalties of the launch of these competing products. It is reasonable to assume that certain providers may substitute these products for Fortical and, in that event, Fortical sales and royalties would decrease. There could also be future competition from products that are directly generic to our product. In July 2006, we and USL jointly filed a lawsuit against Apotex for infringement of our Fortical patent. We are seeking a ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical patent and its ANDA should not be approved before the expiration date of the Fortical patent. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval (see Item 3. Legal Proceedings).

Our calcitonin and PTH products have potential applications in the treatment of osteoporosis. A third-party has conducted studies with an analog of PTH demonstrating the ability to build new bone and has launched an injectable PTH product in the U.S. Fortical currently faces competition from large pharmaceutical companies that produce osteoporosis products and, if any of our other products receive regulatory approval, these other products would also face competition from large pharmaceutical companies that have substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major companies in the field of osteoporosis treatment include Novartis, Merck, Eli Lilly, Sanofi-Aventis and Procter & Gamble. We believe that we should be able to compete with these companies due both to our partnerships with GSK and USL and to our patented technologies. We believe that success in competing with others in the biotechnology industry will be based primarily upon scientific expertise and technological superiority. We also believe that success will be based on the ability to identify and to pursue scientifically feasible and commercially viable opportunities and to obtain proprietary protection for research achievements. Our success will further depend on our ability to obtain adequate funding and on developing, testing, protecting, producing and marketing products and obtaining their timely regulatory approval. However, any of our competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Product Manufacture

We have been producing calcitonin since 1992. We constructed a facility that complies with current good manufacturing practice guidelines, or cGMP, for the production of calcitonin at leased premises located in Boonton, New Jersey. The facility began producing calcitonin under cGMP guidelines in 1996. The facility also produces our proprietary amidating enzyme for use in producing calcitonin as well as PTH. The current maximum production level of the facility is approximately seven kilograms of bulk peptide per year. During 2008, we implemented refinements to our manufacturing process which improved our productivity and efficiency. We believe that our facility’s current capacity is sufficient to support expected Fortical sales. The facility also contains a filling line to fill and label Fortical. Most of the raw materials we use in our peptide production process are readily available in sufficient quantities from a number of sources. However, certain raw materials have a single supplier. For example, for Fortical production, the pumps currently used are purchased by USL from a single source. We are seeking to qualify additional suppliers for our single source items.

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

The FDA or foreign regulatory agencies may audit our production facility at any time to ensure that it is operating in compliance with cGMP guidelines. These guidelines require that production operations be conducted in strict compliance with our established rules for manufacturing and quality control. These agencies are empowered to suspend our production operations and/or product sales if, in their opinion, significant or repeated deviations from these guidelines have occurred. A suspension by any of these agencies could have a material adverse impact on our operations.

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

Commercialization of our Nasal Calcitonin Product

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 (all of which has been received) to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Fortical was approved by the FDA and launched in August 2005. During 2008, we generated sales of Fortical to USL in the amount of $10,058,000. We also earned royalties on USL’s sales of Fortical in the amount of $6,520,000 during 2008. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the market place and, therefore, are difficult to predict. In July 2006, we and USL jointly filed a lawsuit against Apotex for infringement of our Fortical patent. We are seeking a ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical patent and its ANDA should not be approved before the expiration date of the Fortical patent. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval (see Item 3. Legal Proceedings). In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. We do not yet know the effect on Fortical sales and royalties of the launch of these competing products. It is reasonable to assume that certain providers may substitute these products for Fortical and, in that event, Fortical sales and royalties would decrease. We are responsible for manufacturing the product and selling filled calcitonin product to USL. USL packages the product and distributes it nationwide. Our agreement with USL is subject to certain termination provisions. We are currently dependent on USL to market and distribute Fortical and to provide a very significant portion of our revenue. The loss of USL as a licensee could have a material adverse effect on our business.

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

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development activities, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In June 2004, we received a milestone payment from GSK for the commencement of a Phase I human trial. In October 2004, we announced the preliminary results of this trial. The formulation tested demonstrated that it can deliver PTH into the bloodstream of human subjects and that the PTH molecule was intact and biologically active. A small, short-term Phase I human study was initiated in October 2008 using our improved oral delivery technology. We may incur certain additional development costs. GSK could make additional milestone payments to us in the aggregate amount of up to $142,000,000, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and GSK will pay us a royalty on its worldwide sales of the product. From April 2002 through December 31, 2008, in addition to milestone payments, we have received an aggregate of $5,000,000 from GSK for development activities and sales of bulk PTH under a supply agreement (although none was received in 2008). The royalty rate will be increased if certain sales milestones are achieved. However, we may not be successful in future clinical trials or in our efforts to obtain the approval of the FDA and other government entities for our oral PTH product or to manufacture and sell the product. This agreement with GSK is subject to certain termination provisions.

Development of our Oral Calcitonin Product

During 2007 we successfully conducted a clinical study with our proprietary formulation of oral calcitonin. All of the subjects achieved a biological response and the study met the desired goals for blood levels and variability. The tablets used in the study utilized an improved solid dosage form of our Enteripep® oral delivery technology for which a patent application has been filed. The study measured the blood levels of an established marker of bone resorption in eighteen post-menopausal women. We believe that the study confirms that the calcitonin measured in the blood of the subjects was intact and biologically active and that this novel formulation will also simplify the tablet manufacturing process. In February 2008, we initiated and successfully concluded a Phase I/II clinical study for oral calcitonin. This study primarily measured the ability of Unigene’s proprietary oral delivery technology to significantly reduce the levels of an established biochemical marker that correlates with bone loss. All of the twenty-two subjects who completed the study demonstrated a robust reduction in this marker. We intend to utilize this improved formulation for the development of our oral calcitonin product and for the development of other oral peptide products. We believe that these results have the potential to broaden the range of products that may be commercialized using our technology. A Phase III clinical trial for our oral calcitonin product is planned to commence in 2009. We have incurred expenses in both 2008 and 2009 related to the Phase III trial and we need a partner to fund the remaining costs of the trial.

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

Patents and Proprietary Technology

We have filed a number of applications for U.S. patents relating to our proprietary peptide manufacturing process and our delivery technologies. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021. To date, the following nine U.S. patents are currently in force:

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

We believe that the greatest competitive advantage of our manufacturing and oral delivery patent estates is realized through the combination of both technologies. To successfully commercialize an oral peptide product, an efficient manufacturing process is necessary because oral delivery systems are typically less efficient than injectable or nasal spray products. Reduced efficiency requires an increase in the amount of active pharmaceutical ingredient in each dose. Therefore, an efficient manufacturing process is needed to cost-effectively manufacture the increased quantities that are necessary to make a product that is commercially viable.

We believe that our manufacturing and oral delivery patent estates provide us with both a current and future advantage. Currently, the patent estates protect our intellectual property rights in the development of our manufacturing and oral delivery processes. In the future, we expect that the patent estates will give us a competitive advantage in commercializing our products.

Other patent applications are pending. We also have made filings in selected foreign countries, and seventy-nine foreign patents have issued. However, our pending applications may not issue as patents and our issued patents may not provide us with significant competitive advantages. Furthermore, our competitors may independently develop or obtain similar or superior technologies.

Although we believe our patents and patent applications are valid, the invalidity or unenforceability of one or more of our key patents could have a significant adverse effect upon our business. We are currently involved in ANDA litigation in which Apotex claims that our patent for Fortical is invalid. See “Item 3. Legal Proceedings.”

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

In some cases, we rely on trade secrets to protect our inventions. Our policy is to include confidentiality provisions in all research contracts, joint development agreements and consulting relationships that provide access to our trade secrets and other know-how. All of our employees, consultants and prospective partners sign confidentiality agreements. However, there is a risk that these secrecy obligations could be breached, causing us harm. To the extent licensees, consultants or other third parties apply technological information independently developed by them or by others to our projects, disputes may arise as to the ownership rights to information, which may not be resolved in our favor.

Employees

As of February 13, 2009, we had 103 full-time employees. Thirty-five were engaged in research, development and regulatory activities, 49 were engaged in production activities and 19 were engaged in general, administrative and support functions. Twelve of our employees hold Ph.D. degrees. Our employees are experts in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; and quality control. None of our employees is covered by a collective bargaining agreement. Warren P. Levy, President, Ronald S. Levy, Executive Vice President, and Jay Levy, Chairman of the Board and Treasurer, all executive officers and directors, have signed employment agreements with us.

Research and Development

We have established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral and nasal delivery technologies to the development of proprietary products and processes. Approximately 82% of our employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. We spent $10.4 million on research and development activities in 2008, $8.5 million in 2007, and $8.6 million in 2006.

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

Our business is subject to the following risks:

Unigene’s operations for 2009 and future years are highly dependent on the successful marketing and sales of Fortical and could be impacted by generic or other competition.

Fortical is our only product approved by the FDA. Any factors that adversely impact the marketing of Fortical including, but not limited to, competition, including generic competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will have a negative impact on our cash flow and operating results. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. We do not yet know the effect on Fortical sales and royalties of the launch of these competing products. It is reasonable to assume that certain providers may substitute these products for Fortical and, in that event, Fortical sales and royalties would decrease. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes our Fortical patent. If we do not prevail in that litigation, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at December 31, 2008, we had an accumulated deficit of approximately $129,000,000. Our gross revenues for the years ended December 31, 2008, 2007 and 2006 were $19,229,000, $20,423,000 and $6,059,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue for 2008 consisted primarily of Fortical sales and royalties. Revenue for 2007 consisted primarily of Fortical sales and royalties, as well as peptide sales to Novartis. Revenue for 2006 consisted primarily of Fortical sales and royalties. As of December 31, 2008, we had three material revenue generating license agreements. We believe that to achieve profitability we will require at least the successful commercialization of our oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and/or abroad.

For 2008, 2007 and 2006, we had losses from operations of $4,950,000, $3,096,000 and $10,977,000, respectively. Our net losses for the years ended December 31, 2008, 2007 and 2006, were $6,078,000, $3,448,000 and $11,784,000, respectively. We might never be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for each of the years ended December 31, 2008, 2007 and 2006 concerning the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may require additional funding in the near term to sustain our operations and our ability to secure additional financing is uncertain.

We had a cash flow deficit from operations of $8,575,000 for 2008. We generated cash flow from operations of $3,283,000 for 2007. We had a cash flow deficit from operations of $10,962,000 for 2006. We believe that we will generate cash to apply toward funding our operations through sales of Fortical to USL, royalties from USL sales of Fortical, and/or the achievement of milestones under the Novartis and GSK agreements. However, if USL reduces orders for Fortical or substantially reduces Fortical’s price to meet generic or other competition, or if we are unable to achieve milestones and sufficient sales on a timely basis, we would need additional funds from new license agreements or from financings in the near term to continue our operations.

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

•	The level of Fortical sales, particularly in light of new and potential competition;

•	our ability to successfully defend our Fortical patent against Apotex’s abbreviated NDA, or ANDA;

•	the achievement of milestones under our Novartis and GSK agreements;

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	our partners’ ability to sell and market our products or their products utilizing our technologies;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in maintaining our production facility;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims including our current litigation regarding Apotex’s ANDA; and

•	the pharmaceutical industry’s need to acquire or license new technologies and products.

On September 30, 2008 we entered into a financing agreement with Victory Park Management, LLC (“Victory Park”) pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year variable rate (currently 14%) senior secured non-convertible term note. We received net proceeds of $14,372,000 after fees and closing expenses paid as of September 30, 2008. We have the ability to issue an additional $5,000,000 of term notes, under the same terms as the issued note, along with 375,000 shares of our common stock, by September 30, 2010. There are no assurances that we will have sufficient cash from operations or from new financings to re-pay the Victory Park debt when it comes due in 2011, or that new financings will be available on favorable terms.

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

Our success depends on our ability to commercialize a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations. Except for Fortical, most of our products are in early stages of development and we may never develop a calcitonin, PTH or other peptide product that makes us profitable. We have a joint venture in China with SPG that may never generate profits. Our ability to achieve profitability is dependent on a number of factors, including our ability to complete development efforts, obtain regulatory approval for additional product candidates and successfully commercialize those product candidates or our technologies. We believe that the development of more desirable formulations is essential to expand consumer acceptance of peptide pharmaceutical products. However, we may not be successful in our development efforts, or other companies may develop such products, or superior products, before we do.

We may not be successful in our efforts to gain regulatory approval for our products other than Fortical and, if approved, the approval may not be on a timely basis.

Even if we are successful in our development efforts, we may not be able to obtain the necessary regulatory approval for our products other than Fortical. The FDA must approve the commercial manufacture and sale of pharmaceutical products in the United States. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the United States. Our joint venture may not be able to obtain regulatory approval in China. None of our products other than Fortical has been approved for sale in the United States, and our other products may never receive the approvals necessary for commercialization. We must conduct further human testing on certain of our products before they can be approved for commercial sale and such testing requires the investment of significant resources. Any delay in receiving, or failure to receive, these approvals would adversely affect our ability to generate product revenues.

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

We currently have significant license agreements with Novartis worldwide for the production of calcitonin, with GSK worldwide for oral PTH and with USL in the United States for nasal calcitonin. We are pursuing additional opportunities to license or enter into distribution arrangements for products that utilize our oral and nasal delivery technologies and/or our manufacturing technology, as well as our other technologies. However, we may not be successful in any of these efforts.

In June 2000, we entered into a joint venture agreement with SPG for the manufacture and distribution of injectable and nasal calcitonin products in China and possibly, with our approval, other selected Asian markets, for the treatment of osteoporosis. The joint venture began operations in 2002. Sales of its injectable calcitonin product began in 2002, using SPG’s existing license. Initial sales had been used by the joint venture to offset startup costs. The joint venture may never generate significant revenue or profits. We have entered into license agreements in Greece and Israel for nasal calcitonin. To date, we have not received any revenue from these agreements and may never do so.

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

We are engaged in developing pharmaceutical products, which is a rapidly changing and highly competitive field. To date, we have concentrated our efforts primarily on products to treat one indication — osteoporosis. Like the market for any pharmaceutical product, the market for treating osteoporosis has the potential for rapid, unpredictable and significant technological change. Competition is intense from specialized biotechnology and biopharmaceutical companies, major pharmaceutical and chemical companies and universities and research institutions. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. We do not yet know the effect on Fortical sales and royalties of the launch of these competing products. It is reasonable to assume that certain providers may substitute these products for Fortical and, in that event, Fortical sales and royalties would decrease. There could also be future competition from products that are generic to Fortical, including Apotex’s product that is the subject of our ANDA litigation. Fortical also faces competition from large pharmaceutical companies that produce osteoporosis products and, if any of our other products receive regulatory approval, these other products likely would also face competition from large pharmaceutical companies with substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we have. Major companies in the field of osteoporosis treatment include Novartis, Merck, Eli Lilly, Sanofi-Aventis and Procter & Gamble. We believe that we should be able to compete with these companies due both to our partnerships with GSK and USL and to our patented technologies. However, one of these potential competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Our success depends upon our ability to protect our intellectual property rights.

We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral and nasal formulations that we have invented in the course of our research. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021 and we have applications pending that could extend that protection. To date, nine U.S. patents have issued and other applications are pending. We have also made patent application filings in selected foreign countries and seventy-nine foreign patents have issued with other applications pending. We face the risk that any of our pending applications will not be issued as patents. In addition, our patents may be found to be invalid or unenforceable, including in the pending ANDA litigation with Apotex. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

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

There are numerous default provisions under our financing agreement with Victory Park and the entire principal balance of the note comes due in 2011.

Beginning October 1, 2008, under our financing agreement with Victory Park, so long as our note balance is at least $5,000,000, we must maintain a cash balance equal to at least 10% of the principal amount of the notes and our cash flow (as defined in the agreement) must be at least $2,000,000 in any fiscal quarter or $9,000,000 in any three consecutive quarters. The agreement specifies certain events of default including, without limitation: failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the agreement); if Warren Levy or Ronald Levy shall, at any time for reasons other than health or without the endorsement of the other Unigene directors, cease to be employed in the same position with similar duties; and any material decline or depreciation in the value or market price of the collateral. Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply. There are no assurances that we will have sufficient cash from operations or from new financings to re-pay the Victory Park debt when it comes due in 2011, or that new financings will be available on favorable terms.

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

Under the terms of the various agreements related to our joint venture in China, we are obligated to contribute in cash an aggregate of $2,250,000. Our initial cash contribution is $1,050,000, of which $75,000 has been paid. SPG has assigned its joint venture rights and obligations to its subsidiary, CPG, and CPG has agreed to lend us the balance of our initial cash contribution of $975,000 for two years on an interest-free basis. Following our initial contribution we are obligated to contribute up to an additional $1,200,000 in cash. In lieu of cash repayment of our initial cash contribution or future cash contributions, we may reduce our equity participation in the joint venture or provide additional technologies or rights to products in China, to the joint venture. If we and our joint venture partner agree, in addition to or in lieu of future contributions, if any, by the partners, the joint venture may seek government or third party financing.

The global financial crisis may adversely affect our business and financial results.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008. These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The credit crisis may continue for the foreseeable future. If it continues until that time when we may need additional financing, we may not be able to raise such capital on reasonable terms, if at all. In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our product could differ from our current expectations.

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

The market price of our common stock has been, and we expect it to continue to be, highly unstable. Factors, including our announcement of technological improvements or announcements by other companies, regulatory matters, research and development activities, new or existing products or procedures, signing or termination of licensing agreements, concerns about competition, sales, our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and public concern over the safety of activities or products have had a significant impact on the market price of our stock. We expect such factors to continue to impact our market price for the foreseeable future. In addition, future sales of shares of Unigene common stock by us or our stockholders, and by the exercise and subsequent sale of Unigene common stock by the holders of outstanding and future warrants and options, could have an adverse effect on the price of our stock.

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

As of December 31, 2008, there were outstanding warrants to purchase 2,121,571 shares of our common stock, all but 20,000 of which are currently exercisable, at an average exercise price of $2.95 per share. There were also outstanding stock options to purchase an aggregate of 4,864,315 shares of common stock, at an average exercise price of $1.37, of which 3,475,285 are currently exercisable. If our stock price should increase above the exercise price of these derivative securities, then such exercise at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with other financing efforts, such as our issuance of stock in connection with our loan from Victory Park.

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

As further described in “Summary of Critical Accounting Policies” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” accounting for our contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes in place to enable us to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future and these changes could have a material adverse effect on our financial position and the results of our operations.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We own a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey. At December 31, 2008, Victory Park and Jay Levy had first and second security interests, respectively, in this property. (See Notes 4 and 8 to the financial statements.)

Our 32,000 square foot cGMP production facility, which is currently being used for the production of Fortical and calcitonin, and can be used for the production of other peptides, was constructed in a building located in Boonton, New Jersey. We lease the facility under a lease which began in February 1994. The current lease will expire in 2014. We have a 10-year renewal option under the lease, as well as an option to purchase the facility.

We are currently leasing approximately 10,000 square feet of administrative and regulatory office space in Boonton, New Jersey. The initial term of the lease runs through May 2017. We have a 10-year renewal option under the lease, as well as an option to purchase the facility.

Item 3.	Legal Proceedings.

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis, is covered by U.S. Patent No. 6,440,392 (the “Fortical Patent”). In June 2006, we received a “Paragraph IV certification letter” from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product which is the subject of an Apotex pending ANDA. On July 24, 2006, we and USL jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together “Apotex”), in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provided for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. In December 2008, this stay ended and we and Apotex entered a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical® generic equivalent product in the United States. The preliminary injunction will remain in effect until the court renders a final decision on the validity and infringement of Unigene’s U.S. Patent. In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement. We are seeking a ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical Patent and its ANDA should not be approved before the expiration date of the Fortical Patent. We are also seeking a permanent injunction to prevent Apotex from commercializing its ANDA product before the expiration of the Fortical Patent and to recover the attorneys’ fees and costs which we and USL incur in connection with these proceedings. However, there is the usual litigation risk that we will not be successful in the suit. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have not declared or paid any cash dividends since inception, and do not anticipate paying any in the near future.

We became a public company in 1987. As of February 12, 2009, there were 568 holders of record of our common stock. In addition, we have approximately 7,400 street name holders. Our common stock is traded on the OTC Bulletin Board under the symbol UGNE. The prices below represent high and low sale prices per share of our common stock.

	2008	2007
	High-Low	High-Low
1st Quarter:	$2.11-1.41	$2.75-2.22
2nd Quarter:	2.15-1.35	2.70-2.03
3rd Quarter:	1.80-0.77	2.44-1.66
4th Quarter:	1.01-0.41	2.34-1.66

Item 6.	Selected Financial Data.

STATEMENT OF OPERATIONS DATA

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Revenue:
Product sales, royalties, licensing and other revenue	$19,229	$20,423	$6,059	$14,276	$8,400
Costs and expenses:
Research, development and facility expenses, inventory reserve and cost of goods sold	16,290	15,707	10,613	9,042	10,667
General and administrative	7,889	7,812	6,423	4,640	3,077
Net loss	(6,078)	(3,448)	(11,784)	(496)	(5,941)
Net loss per share, basic and diluted	(.07)	(.04)	(.14)	(.01)	(.08)
Weighted average number of shares outstanding	88,751	87,742	86,813	81,482	76,959

BALANCE SHEET DATA

(In thousands)

	December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$8,583	$3,678	$3,357	$4,146	$4,236
Working capital (deficiency)	14,914	6,390	(9,527)	(10,974)	(16,726)
Total assets	28,641	16,874	14,051	12,774	10,138
Total debt, including accrued interest-short-term	—	—	16,186	16,654	16,404
Total debt, including accrued interest-long-term	32,131	16,521	—	—	—
Other long-term obligations, primarily deferred revenue, including current portion	12,354	13,712	9,361	9,859	11,649
Total liabilities	47,613	33,545	28,239	29,281	33,291
Total stockholders’ deficit	(18,972)	(16,671)	(14,188)	(16,507)	(23,154)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS - Years ended December 31, 2008, 2007 and 2006

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

Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. Our revenue for the past three years has primarily been derived from domestic sources. We have licensed worldwide rights to our manufacturing and delivery technologies for oral PTH for the treatment of osteoporosis to GSK. We have also licensed in the U.S. our nasal calcitonin product for the treatment of osteoporosis, which we have trademarked as Fortical, to USL. Fortical was approved by the FDA in 2005. This is our first product approval in the United States. We have also licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis. We have licensed to our Chinese joint venture certain proprietary technologies and know-how to support the research, development and manufacturing of recombinant salmon calcitonin and non-oral PTH, as well as other possible products, in the People’s Republic of China.

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

We compete with specialized biotechnology and biopharmaceutical companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. We do not yet know the effect on Fortical sales and royalties of the launch of these competing products. It is reasonable to assume that certain providers may substitute these products for Fortical and, in that event, Fortical sales and royalties would decrease. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes on our Fortical patent. If we do not prevail in that litigation, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

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

Revenue

Our revenue is summarized as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Product Sales	$10,057,938	$12,758,640	$2,829,678
Royalty Revenue	6,519,942	5,572,349	2,450,531
Licensing Revenue	1,256,760	1,173,429	756,759
Development Fees and Other Revenue	1,394,793	918,411	21,964

	$19,229,433	$20,422,829	$6,058,932

Revenue for the year ended December 31, 2008 decreased $1,194,000, or 6%, to $19,229,000 from $20,423,000 in the comparable period in 2007. The decrease was primarily due to the $2,500,000 supply agreement signed with Novartis in 2007, under which we recognized $2,200,000 in product sales and $300,000 in development service fees for the year ended December 31, 2007. Fortical royalties increased 17% to $6,520,000 in 2008 from $5,572,000 in 2007 due to USL’s increased selling price per vial. Fortical sales decreased 5% to $10,058,000 in 2008 from $10,559,000 in 2007 due to a 5% reduction in vials ordered by USL. Revenue for the year ended December 31, 2007 increased $14,364,000, or 237%, to $20,423,000 from $6,059,000 in the comparable period in 2006. This increase was primarily due to an increase in market share for Fortical during 2007 resulting in an increase of Fortical sales to USL of $7,737,000 for the year ended December 31, 2007 compared to the comparable period in 2006. In addition, there was an increase in Fortical royalties of $3,122,000 for the year ended December 31, 2007 compared to the comparable period in 2006, primarily related to the increase in Fortical market share. In the first half of 2006, because distributors’ inventories at that time were sufficient to meet demand, we did not have any sales of Fortical to USL. Sales recommenced in the third quarter of 2006. Royalties for the year ended December 31, 2007 included an extra month of royalty revenue (see below). Fortical royalties fluctuate each quarter based upon the timing of USL’s shipment to its customers. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which prior to 2007 differed from calendar quarters by one month. Starting in the first quarter of 2007, USL began providing royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) included royalty revenue for four months, from December 2006 through March 2007. Subsequent quarters have reported three months of royalty revenue corresponding to our calendar quarters. The effect of the inclusion of the fourth month of royalty revenue in the year ended December 31, 2007 was an additional $873,000 of royalty revenue.

Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years. Licensing revenue increased 7% to $1,257,000 in 2008 from $1,173,000 in 2007 and increased 55% in 2007 from $757,000 in 2006. These increases were due to the $5,500,000 milestone received in 2007 from Novartis. This milestone has been deferred and is being recognized over an eleven year period, representing the estimated remaining term of the agreement.

Development fees and other revenue increased 52% to $1,395,000 in 2008 from $918,000 in 2007 primarily due to an increase in development work and feasibility studies for various pharmaceutical and biotechnology companies. Development fees and other revenue of $918,000 for the year ended December 31, 2007 primarily represents reimbursements under a government grant, which totaled $505,000 in 2007 and increased $896,000 in 2007 from 2006.

Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees and is therefore subject to uncertain timing and not predictive of future revenue. Bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional peptide sales are dependent upon the future needs of our partners, which we cannot currently estimate. Sales revenue from Fortical in future years will depend on Fortical’s continued acceptance in the marketplace, as well as competition and other factors. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. We do not yet know the effect on Fortical sales and royalties of the launch of these competing products. It is reasonable to assume that certain providers may substitute these products for Fortical and, in that event, Fortical sales and royalties would decrease. Therefore, it is unlikely that Fortical alone will generate sufficient revenue for us to achieve profitability. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes on our Fortical patent. If we do not prevail in that litigation, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

Cost of Goods Sold

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs such as depreciation and maintenance. Cost of goods sold decreased 22% in 2008 to $5,622,000 from $7,223,000 in 2007. The decrease was due to reduced product sales in 2008 due to the non-recurring peptide sales to Novartis in 2007 as well as to the slight reduction in Fortical sales. Cost of goods sold increased 312% in 2007 to $7,223,000 from $1,753,000 in 2006 due to significantly increased sales of 351%. Cost of goods sold for 2008 represented our costs associated with Fortical production for USL, whose purchases from us fluctuate each quarter. Cost of goods sold for 2007 represented costs associated with our Fortical production for USL and our peptide production for Novartis. Future production related expenses for 2009 and later years will be dependent upon the level of future Fortical sales, as well as possible peptide production to meet our partners’ needs. Cost of goods sold, as a percentage of sales was 56%, 57% and 62%, respectively, for 2008, 2007 and 2006 and should decline in 2009 due to the utilization of calcitonin produced by a more efficient manufacturing process.

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

Research, development and facility expense, our largest expense, increased 23% in 2008 to $10,445,000 from $8,485,000 in 2007 and decreased 1% in 2007 from $8,567,000 in 2006. The 2008 increase was primarily due to increased expenses including costs for clinical trials for our oral calcitonin and oral PTH products. Our expenses increased $1,304,000 for our oral calcitonin program and expenses increased $444,000 for our oral PTH program.

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

Research and development expenses could fluctuate in future years depending on the timing of expenses, including clinical trials, and extent of reimbursement of expenditures to further develop our products and technologies and to perform feasibility studies on behalf of third parties. Expenditures for the sponsorship of collaborative research programs were $702,000, $497,000, and $246,000 in 2008, 2007 and 2006, respectively, which are included as research and development expenses. The 2008 and 2007 increases were due to expenses related to our collaboration with Queen Mary, University of London.

Research and Development Projects

GSK: In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis, as described in Part I, Item 1 “Business” of this report. During 2008, 2007 and 2006, and since inception, direct and indirect costs associated with this project were approximately $801,000, $335,000, $1,147,000 and $8,741,000, respectively.

Novartis: In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process, as described in Part I, Item I “Business” of this report. Most future costs will be borne by our licensee. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us. During 2008, 2007 and 2006, and since inception, direct and indirect costs associated with this project were approximately $124,000, $3,000, $0, and $4,067,000 respectively.

Other research and development projects include oral calcitonin, SDBG, new peptide discovery including a possible novel obesity peptide, various feasibility studies for peptide delivery and manufacturing, as well as improvements to our delivery and manufacturing technologies.

Inventory Reserve

Inventory reserve charges in 2008 were $223,000, representing potential second source material components for Fortical which may not be usable. Inventory reserve charges in 2006 were $296,000, representing excess peptide production under our 2007 supply agreement with Novartis.

General and Administrative Expenses

General and administrative expenses increased 1% to $7,889,000 in 2008 from $7,812,000 in 2007 and increased 22% in 2007 from $6,423,000 in 2006. The 2008 increase was primarily attributable to increased depreciation, amortization and impairment expenses of $263,000 due to the construction of our new administrative offices and the impairment of certain patents and patent applications; increased personnel expenses of $197,000 primarily due to higher salaries and health insurance costs; and increased travel expenses of $85,000. These increases were mostly offset by a decrease in legal and accounting fees of $508,000 primarily due to a reduction in legal costs associated with our patent infringement litigation. The 2007 increase was primarily attributable to an increase of $1,109,000 in professional fees, mainly due to patent infringement litigation fees; an increase of $305,000 in officers’ compensation, due to salary increases, the hiring of a new officer, as well as an increase of $111,000 in non-cash stock option compensation; and an increase of $194,000 in consultant fees, mainly due to increases in office construction consultant fees, as well as increased directors’ fees including non-cash stock option compensation. These were partially offset by a decrease in deferred compensation expense of $284,000, due to the initial charge in 2006 associated with the adoption of our deferred compensation plan in the first quarter of 2006. We expect that general and administrative expenses may continue to increase in future years due to possible additional non-cash stock option compensation expense and to anticipated escalation of legal, personnel, insurance and other costs.

Interest Income

Interest income decreased $184,000 or 60% in 2008 to $121,000 from $305,000 in 2007. This decrease was due to fewer funds available for investment during the first nine months of 2008, as well as reduced interest rates earned in 2008. Interest income increased 15% in 2007 to $305,000 from $265,000 in 2006. This increase was primarily due to higher interest rates earned on investments in 2007.

Interest Expense

Interest expense increased 53% in 2008 to $2,102,000 from $1,378,000 in 2007. The increase was primarily due to the $15,000,000 note issued to Victory Park on September 30, 2008. This note bears interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum. During 2008 we recognized $700,000 in cash and non-cash interest expense under this note. Interest expense under this note in future years should approximate $700,000 per quarter depending on principal repayments and prevailing interest rates thereby increasing future interest expense. Interest expense decreased 14% in 2007 to $1,378,000 from $1,598,000 in 2006 due to the loan restructuring described below. On May 10, 2007, the outstanding principal and interest on all Levy loans totaled $15,737,517 after an aggregate of $1,010,000 in repayments during 2007. On that date, interest rates ranged from 8.5% to 14.2% with certain loans accruing compound interest. The total of $15,737,517 in principal and interest was restructured as eight-year term notes with a fixed simple interest rate of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the restructured loans due to the deferred payment schedule contained in the notes. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period.

Loss from Investment in Joint Venture

This expense represents our 45% ownership percentage of our China joint venture’s profits and losses. Our share of the 2008 loss of the joint venture was $139,000, an increase of $136,000 from 2007. Joint venture activities accelerated in 2008 due to the joint venture receiving its certificate of incorporation. The joint venture hired additional personnel and began construction and other activities for its future manufacturing and research facilities.

Gain on Technology Transfer to Joint Venture

This gain represents the difference between the fair value of the technology and licenses transferred to the joint venture and the book value of these assets. The joint venture valued these assets at $4,500,000; their book value was $0 representing a gain of $4,500,000. This gain will be recognized over 17 years, the estimated life of the transferred assets, at approximately $265,000 per year. Due to the significant transfer of know-how and technology during the fourth quarter, we recognized a gain of $66,000 in 2008, one-fourth of the annual gain to be recognized.

Income Tax Benefit

The income tax benefit in 2008, 2007 and 2006 of $926,000, $724,000 and $529,000, respectively, consists primarily of proceeds received for sales of a portion of our state tax net operating loss carry forwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. The purpose of the New Jersey program is to provide financial assistance to high-technology and biotechnology companies in order to facilitate future growth and job creation.

Net Loss

Net loss for 2008 increased 76% to $6,078,000 from $3,448,000 in 2007 primarily due to a decrease in revenue of $1,193,000, principally from the $2,500,000 of non-recurring revenue from Novartis in 2007. In addition, operating expenses in 2008 increased $660,000 primarily due to increased research, development and facility expenses partially offset by a decline in cost of goods sold. In addition, interest expense increased $724,000 primarily due to our note payable to Victory Park. Net loss for 2007 decreased approximately $8,336,000, or 71%, to $3,448,000 from $11,784,000 in 2006. This was due to increased revenue of $14,364,000, primarily from USL and Novartis, partially offset by an increase in operating expenses of $6,483,000 mainly from an increase in cost of goods sold of $5,470,000 due to the increased sales of Fortical to USL and peptide to Novartis. Net losses are likely to continue unless we achieve non-deferred revenue from milestones under our GSK and Novartis agreements, sign new revenue generating research, licensing or distribution agreements or generate sufficient sales and royalties from Fortical.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that are both important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 3 of the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles (“GAAP”), with no need for management’s judgment in the application of GAAP.

Revenue Recognition: We recognize revenue from the sale of products and from royalties, licensing agreements, research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services is recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when work is conducted under the grant. Sales and grant revenues generally do not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectability is reasonably assured. In the case of USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure, as well as reasonable assurances of collectability. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which prior to 2007 differed from calendar quarters by one month. Starting in the first quarter of 2007, USL began providing royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) includes royalty revenue for four months, from December 2006 through March 2007. All subsequent quarters have reported three months of royalty revenue corresponding to our calendar quarters. The effect of the inclusion of the extra month of royalty revenue in the year ended December 31, 2007 is an additional $873,000 of revenue.

Licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product and the delivery of product and/or research services to the licensee. We follow the accounting guidance of SEC Staff Accounting Bulletin No. 104 (which superseded SEC Staff Accounting Bulletin No. 101) (“SAB 104”), an analogy to EITF No. 91-6 and EITF No. 00-21 (which became effective for contracts entered into after June 2003). Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. For our USL and GSK agreements, the following describes our revenue recognition accounting policy. Non-refundable milestone payments that represent the completion of a separate earnings process and a substantive step in the research and development process are recognized as revenue when earned at the lesser of 1) the non-refundable cash received or 2) the proportionate level of effort expended to date during the development stage multiplied by the development stage revenue. This sometimes requires management to judge whether or not a milestone has been met and when it should be recognized in the financial statements. Typically, this would involve discussions between management and our licensing partner. Payments for milestones for which the completion of the earnings process is not yet complete (for example, payment received for the commencement of an activity that represents a separate earnings process) are recognized over the estimated performance period of such activity. This is to comply with the provisions of SAB 104, which provides for revenue to be recognized once delivery has occurred or services have been rendered. Royalties and/or milestones relating to sales of products by our licensees, and the delivery of products and research services, will be recognized as such events occur as they represent the completion of a separate earnings process.

In addition, EITF No. 00-21 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 had a significant impact on our 2004 and 2007 financial statements due to the deferral of revenue from milestones achieved in those years under our 2004 Novartis license agreement. Accordingly, development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement. As of December 31, 2008, approximately $5,952,000 of milestone payments from Novartis was being deferred over the estimated performance period through 2018.

Under our 2007 supply agreement with Novartis, we received a payment of $2,500,000 in March 2007. Based upon production and development expenditures incurred, we recognized $2,500,000 in revenue during 2007 ($2,200,000 in sales revenue and $300,000 in development fees). Revenue was allocated between sales revenue and development services revenue based upon the proportion of costs incurred for the two revenue categories. At December 31, 2008, we had no further obligations under such supply agreement.

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

Inventory: Production inventories, at our Boonton, NJ location are stated at the lower of cost or market, valued at specifically identified cost which approximates FIFO. Research inventories, at our Fairfield, NJ location, are stated at the lower of cost (using the FIFO method) or market. Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements.

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

Joint Venture: We account for our investment in the China joint venture under the equity method and therefore recognize our 45% proportionate share of the joint venture’s earnings and losses. In addition, in the fourth quarter of 2008, we recognized a gain of $66,000 on the transfer of technology and know-how to the joint venture. This gain represents the difference between the fair value of the technology and licenses transferred to the joint venture and the book value of these assets. The joint venture valued these assets at $4,500,000; their book value was $0 representing a gain of $4,500,000. This gain will be recognized over 17 years, the estimated life of the transferred assets, at approximately $265,000 per year. Due to the significant transfer of know-how and technology during the fourth quarter, we recognized a gain of $66,000 in 2008, one-fourth of the annual gain to be recognized. We examined the applicability of FIN 46(R) “Consolidation of Variable Interest Entities” to determine whether our joint venture was considered to be a variable interest entity and therefore the results of its activities would be consolidated with our financial statements. We concluded that we do not need to evaluate whether or not the joint venture is a variable interest entity since the joint venture meets the definition of a business in FIN 46(R) and none of the four conditions exist that would require us to perform the analysis.

Patents and Other Intangibles: Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies as well as for our SDBG technology. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, or we decide not to support the applications in certain jurisdictions. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

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

LIQUIDITY AND CAPITAL RESOURCES.

We have a number of future payment obligations under various agreements. They are summarized, at December 31, 2008, as follows:

Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Note payable – Victory Park	$15,000,000	$—	$—	$15,000,000	$—	$—	$—
Interest – Victory Park	5,250,000	1,575,000	2,100,000	1,575,000	—	—	—
Chinese joint venture	2,175,000		—	2,175,000	—	—	—
Notes payable-Levys	15,737,517	—	2,360,628	3,147,503	3,147,503	3,147,503	3,934,380
Deferred compensation	450,000	—	—	—	—	—	450,000
Operating leases	1,787,807	288,021	289,021	290,021	291,021	292,021	337,702
Executive Compensation	715,000	715,000	—	—	—	—	—
Interest-Levys	7,619,718	—	1,297,826	1,947,227	1,666,280	1,380,676	1,327,709

Total Contractual Obligations	$48,735,042	$2,578,021	$6,047,475	$24,134,751	$5,104,804	$4,820,200	$6,049,791

At December 31, 2008, we had cash and cash equivalents of $8,583,000, an increase of $4,906,000 from December 31, 2007, and we had working capital of approximately $14,914,000. On September 30, 2008 we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note and 1,125,000 shares of our common stock. We received net proceeds of $14,372,000 after fees and closing expenses. We have the ability to issue an additional $5,000,000 of term notes to Victory Park, under the same terms as the issued notes, by September 30, 2010 (see Note 8 to the financial statements). Other cash received during 2008 was primarily from Fortical sales and royalties received under our agreement with USL. Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans, (5) the sale of our common stock and (6) since August 2005, Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and further acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

To satisfy our short-term liquidity needs, Jay Levy, our Chairman of the Board and an officer, Warren Levy and Ronald Levy, each a director and executive officer of Unigene, and another Levy family member (collectively, the “Levys”), from time to time (prior to 2003) made loans to us. The total owed aggregated $15,737,517 and was restructured on May 10, 2007 as eight-year term notes with a fixed simple interest rate of 9% per annum. Required quarterly payments of principal and interest under these new notes begin in May 2010 and continue over a five-year period (see Note 4 to the financial statements).

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

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 (all of which has been received) to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During 2008, Fortical sales were $10,058,000 and Fortical royalties were $6,520,000. We expect Fortical sales and royalties to continue in future years, but we cannot predict the levels of revenues (see Note 19 to the financial statements).

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We plan to continue to develop our own calcitonin products (see Note 19 to the financial statements).

We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of manufacturing processes and delivery technologies for various peptide products for the treatment of osteoporosis, including nasal and oral calcitonin and oral PTH. We are also developing potential products in the area of SDBG. In general, we seek to develop the basic product or technology and then license the product or technology to an established pharmaceutical, biotechnology or medical device company to complete the development, clinical trials and regulatory process and to market the product. As a result, we will not control the nature, timing or cost of bringing our products and technologies to market. Each of these products and technologies is in various stages of completion.

•	For nasal calcitonin, a license agreement was signed in November 2002 with USL. Fortical was approved by the FDA and launched by USL in August 2005, generating sales and royalties.

•

For oral calcitonin, we have interests in two ongoing programs. An external program that licensed our calcitonin manufacturing technology to Novartis is currently in Phase III. We would receive royalties on any calcitonin product commercialized by Novartis that utilizes our calcitonin manufacturing technology. The anticipated completion date is outside our control. For our internal program, we are seeking a licensee to participate in our product’s development. A small, short-term Phase I human study was initiated and successfully concluded in 2007. In 2008, we initiated and successfully concluded a Phase I/II clinical study for oral calcitonin. The costs of future clinical trials will most likely be borne by a future licensee. Because additional clinical trials are still necessary for our oral calcitonin product, and we have not yet licensed the product, it is too early to speculate on the probability or timing of a marketable oral calcitonin product. We have incurred expenses in both 2008 and 2009 related to our upcoming Phase III trial and we need a partner to fund the remaining costs of the trial.

•

For oral PTH, we signed a license agreement with GSK in April 2002. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. A small, short-term Phase I human study was initiated in October 2008 using our improved oral delivery technology. PTH is in an early stage of development and it is therefore too early to speculate on the probability or timing of a marketable oral PTH product. We may incur certain additional development costs. GSK may ultimately purchase, and thereby acquire the rights to, our data from our development activities, but we have no assurances that they will do so.

•

Under the terms of various agreements related to a joint venture in China with SPG and CPG, we are obligated to contribute up to $3,150,000 as our initial capital contribution, consisting of $1,050,000 in cash and the balance in certain technologies and know-how which we are licensing to the joint venture (see Note 7 to the financial statements).

•

For our SDBG program, we have conducted various preclinical studies. This program is in a very early stage of development and, therefore, it is too early to speculate on the probability or timing of a license agreement for this technology or on a possible commercial product.

Due to our limited financial resources, any decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products, or loss of patent protection, may have an adverse effect on our cash flow and operations. In July 2006, we and USL jointly filed a patent infringement lawsuit against Apotex, for infringement of our nasal calcitonin patent. In December 2008, we and Apotex entered a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States. In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement. If we are unsuccessful in our lawsuit, and if Apotex receives FDA approval and is able to launch its generic version of our product, the launch could have an adverse effect on our cash flow and operations. In December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical. We do not yet know the effect on Fortical sales and royalties of the launch of these competing products. It is reasonable to assume that certain providers may substitute these products for Fortical and, in that event, Fortical sales and royalties would decrease. In addition, any material interruption or failure in manufacturing, marketing or distribution of Fortical would have an adverse effect on our cash flow and operations. Any event that has a material adverse effect on our cash flow and operations could trigger a default in our note payable to Victory Park (see Note 8 to the financial statements).

If USL cannot continue to successfully market Fortical, or if we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would need to either secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether or not any of our products other than Fortical will be approved or will be commercially successful.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008. These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The credit crisis may continue for the foreseeable future. If it continues until that time when we may need additional financing, we may not be able to raise such capital on reasonable terms, if at all. In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our product could differ from our current expectations.

We have incurred annual operating losses since our inception and, as a result, at December 31, 2008, had an accumulated deficit of approximately $129,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products have increased due to higher spending on internal research projects, including oral calcitonin, oral PTH and SDBG, as well as patent infringement litigation costs.

We need additional cash from sales, royalties, milestones or upfront payments or from financings in order to meet our obligations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements.

None.

New Accounting Pronouncements.

In November 2008, the Financial Accounting Standard Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 applies to all investments accounted for under the equity method. It states that an entity shall measure its equity investment initially at cost. Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than Statement 141(R). However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized. An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively. The provisions of EITF 08-6 will be adopted in 2009. We are in the process of evaluating the impact, if any, of adopting EITF 08-6 on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact, if any of the adoption of FSP SFAS No. 142-3 on our financial statements.

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

Prior to our May 2007 debt restructuring, we were exposed to fluctuations in interest rates due to the use of variable rate debt as a component of the funding of our operations. We did not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. Beginning in the first quarter of 2001, our interest rate exposure on our notes payable-Levys was affected by our failure to make principal and interest payments when due. In May 2007, these notes were restructured into long-term notes with a fixed simple interest rate. For a further discussion, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” as well as Note 4. On September 30, 2008 we entered into a financing agreement with Victory Park whereby Victory Park purchased $15,000,000 of three-year senior secured non-convertible term notes from us. These notes bear interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum. Therefore, beginning in the fourth quarter of 2008, we are exposed to interest rate fluctuations in the near-term and long-term until these notes are repaid in full. We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

The information below summarizes our market risks associated with interest bearing debt obligations as of December 31, 2008. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition described in “Liquidity and Capital Resources” it is not practicable to estimate the fair value of our debt instruments.

		Calendar Year
Debt Obligations	Carrying Amount	2009	2010	2011	2012	2013	Thereafter
Note payable – Victory Park Variable interest rate: 14% (1)	$15,000,000	$—	$—	$15,000,000	$—	$—	$—

Notes payable - stockholders	15,737,517	—	2,360,628	3,147,503	3,147,503	3,147,503	3,934,380
Fixed interest rate: 9%

Total	$30,737,517	$—	$2,360,628	$18,147,503	$3,147,503	$3,147,503	$3,934,380

(1)	Prime rate plus 7%, with a floor of 14% and a cap of 18%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Unigene Laboratories, Inc.

We have audited the accompanying balance sheets of Unigene Laboratories, Inc. (the “Company) (a Delaware Corporation) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations and has an accumulated deficit of approximately $129,000,000 as of December 31, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unigene Laboratories, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2009, expressed an unqualified opinion.

GRANT THORNTON LLP

New York, New York

March 12, 2009

UNIGENE LABORATORIES, INC.

BALANCE SHEETS

DECEMBER 31, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,583,226	$3,677,637
Accounts receivable	4,635,036	3,142,196
Inventory, net	3,180,019	3,327,289
Prepaid interest	525,000	—
Prepaid expenses and other current assets	1,994,077	908,168

Total current assets	18,917,358	11,055,290

Noncurrent inventory	1,649,690	627,020
Property, plant and equipment, net	4,023,434	3,217,608
Patents and other intangibles, net	2,064,182	1,810,987
Investment in joint venture	1,447,418	27,440
Deferred financing costs	385,787	—
Other assets	153,110	135,815

Total assets	$28,640,979	$16,874,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$708,134	$1,328,272
Accrued expenses	2,038,902	1,983,558
Current portion - deferred licensing fees	1,256,756	1,313,006
Current portion - capital lease obligations	—	40,078

Total current liabilities	4,003,792	4,664,914

Notes payable – Levys	15,737,517	15,737,517
Note payable – Victory Park –net of discount of $1,536,561	13,463,439	—
Accrued interest – principally to Levys	2,094,973	783,279
Accrued expenses, excluding current portion	370,544	—
Deferred licensing fees, excluding current portion	10,726,069	11,982,829
Capital lease obligations, excluding current portion	—	1,865
Deferred compensation	371,146	374,500
Due to joint venture partner, net of discount of $129,043	845,957	—

Total liabilities	47,613,437	33,544,904

Commitments and contingencies
Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 135,000,000 shares; issued and outstanding: 90,195,520 shares in 2008 and 87,753,715 shares in 2007.	901,955	877,537
Additional paid-in capital	109,457,677	105,705,387
Accumulated deficit	(129,332,090)	(123,253,668)

Total stockholders’ deficit	(18,972,458)	(16,670,744)

Total liabilities and stockholders’ deficit	$28,640,979	$16,874,160

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Revenue:

Product sales	$10,057,938	$12,758,640	$2,829,678
Royalties	6,519,942	5,572,349	2,450,531
Licensing revenue	1,256,760	1,173,429	756,759
Development fees and other revenues	1,394,793	918,411	21,964

	19,229,433	20,422,829	6,058,932

Operating expenses:
Cost of goods sold	5,621,732	7,222,534	1,752,680
Research, development and facility expenses	10,445,001	8,484,582	8,564,112
General and administrative	7,889,260	7,811,966	6,422,693
Inventory reserve	223,413	—	296,266

	24,179,406	23,519,082	17,035,751

Operating loss	(4,949,973)	(3,096,253)	(10,976,819)

Other income (expense):
Interest and other income	120,654	305,015	265,489
Interest expense	(2,102,354)	(1,377,929)	(1,598,265)
Loss from investment in joint venture	(138,513)	(3,105)	(3,340)
Gain on technology transfer to joint venture	66,176	—	—

Loss before income taxes	(7,004,010)	(4,172,272)	(12,312,935)
Income tax benefit – principally from sale of New Jersey tax benefits	925,588	723,932	528,799

Net loss	$(6,078,422)	$(3,448,340)	$(11,784,136)

Loss per share – basic and diluted:
Net loss per share	$(0.07)	$(0.04)	$(0.14)

Weighted average number of shares outstanding – basic and diluted	88,751,289	87,742,329	86,813,378

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2008, 2007 and 2006

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number of Shares	Par Value
Balance, January 1, 2006	83,201,515	$832,015	$90,682,549	$(108,021,192)	$(16,506,628)

Sale of common stock to Magnetar at $3.25 per share (net of cash issuance costs of $250,000)	4,000,000	40,000	12,712,301	—	12,752,301
Exercise of stock options	529,500	5,295	550,845	—	556,140
Recognition of stock option compensation expense-employees and directors	—	—	640,670	—	640,670
Recognition of stock option compensation expense - consultants	—	—	153,813	—	153,813
Net loss	—	—	—	(11,784,136)	(11,784,136)

Balance, December 31, 2006	87,731,015	877,310	104,740,178	(119,805,328)	(14,187,840)

Exercise of stock options	22,700	227	10,874	—	11,101
Recognition of stock option compensation expense – employees and directors	—	—	836,333	—	836,333
Recognition of stock option compensation expense - consultants	—	—	118,002	—	118,002
Net loss	—	—	—	(3,448,340)	(3,448,340)

Balance, December 31, 2007	87,753,715	877,537	105,705,387	(123,253,668)	(16,670,744)

Sale of common stock to CPG at $1.86 per share (net of cash issuance costs of $74,000)	1,080,000	10,800	1,923,505	—	1,934,305
Issuance of stock to Victory Park	1,125,000	11,250	1,215,000	—	1,226,250
Recognition of stock option compensation expense – employees and directors	—	—	450,299	—	450,299
Recognition of stock option compensation benefit - consultants	—	—	(143,177)	—	(143,177)
Discount on note payable issued to joint venture partner	—	—	160,064	—	160,064
Issuance of restricted stock	178,961	1,790	(1,790)	—	—
Recognition of restricted stock compensation expense	—	—	144,567	—	144,567
Cashless warrant exercise	47,844	478	(478)	—	—
Exercise of stock options	10,000	100	4,300	—	4,400
Net loss	—	—	—	(6,078,422)	(6,078,422)

Balance, December 31, 2008	90,195,520	$901,955	$109,457,677	$(129,332,090)	$(18,972,458)

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,078,422)	$(3,448,340)	$(11,784,136)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred revenue	(1,456,760)	(1,208,179)	(756,759)
Recognition of non-cash interest expense	174,760	—	—
Non-cash restricted stock and stock option compensation	451,689	954,335	794,483
Depreciation, amortization and impairment of long-lived assets	903,018	659,577	711,691
Increase in accrued interest-stockholders	1,311,694	1,344,616	1,531,965
Inventory reserve provision	223,413	—	296,266
(Decrease) increase in deferred compensation	(3,354)	43,857	330,643

Changes in operating assets and liabilities:
Increase in accounts receivables	(1,492,840)	(1,902,082)	(578,647)
Increase in prepaid interest	(525,000)	—	—
(Increase) decrease in inventory	(1,098,813)	1,328,691	(1,398,056)
Increase in other assets	(965,059)	(694,160)	(39,504)
(Decrease) increase in accounts payable and accrued expenses	(163,229)	620,166	(76,027)
Increase in deferred revenue	143,750	5,585,000	6,000

Net cash (used in) provided by operating activities	(8,575,153)	3,283,481	(10,962,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(583,491)	—	—
Construction of leasehold and building improvements	(521,474)	(881,064)	(38,662)
Purchase of equipment and furniture	(884,640)	(492,741)	(719,427)
Increase in patents and other intangibles	(559,892)	(511,378)	(304,815)
Decrease (increase) in other assets	4,335	(9,396)	4,700

Net cash used in investing activities	(2,545,162)	(1,894,579)	(1,058,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable, net	14,129,142	—	—
Proceeds from sale of stock, net	1,934,305	—	12,752,301
Repayment of short-term stockholder notes	—	(1,010,000)	(2,000,000)
Repayment of capital lease obligations	(41,943)	(69,717)	(77,291)
Proceeds from exercise of stock options	4,400	11,101	556,140

Net cash provided by (used in) financing activities	16,025,904	(1,068,616)	11,231,150

Net increase (decrease) in cash and cash equivalents	4,905,589	320,286	(789,135)
Cash and cash equivalents at beginning of year	3,677,637	3,357,351	4,146,486

Cash and cash equivalents at end of year	$8,583,226	$3,677,637	$3,357,351

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of long-term stockholder notes in exchange for short-term stockholder notes and accrued interest	$—	$15,737,517	$—

Contribution to joint venture financed through interest-free note payable to joint venture partner	$975,000	$—	$—

Common stock issued with debt financing (see Note 8)	$1,226,250	$—	$—

Cash payments:
Cash paid for interest	$1,085,000	$17,100	$16,100

Cash paid for income taxes	$—	$54,000	$2,000

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1. Description of Business

We are a biopharmaceutical company engaged in the research, production and delivery of small proteins, referred to as peptides, for medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream. We have three operating locations: administrative and regulatory offices in Boonton, New Jersey, a laboratory research facility in Fairfield, New Jersey and a pharmaceutical production facility in Boonton, New Jersey.

Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. Our revenue for the past three years has primarily been derived from domestic sources. We have licensed worldwide rights to our manufacturing and delivery technologies for oral PTH for the treatment of osteoporosis to GSK. We have also licensed in the U.S. our nasal calcitonin product for the treatment of osteoporosis, which we have trademarked as Fortical, to USL. Fortical was approved by the FDA in 2005. This is our first product approval in the United States. We have also licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis. We have licensed to our Chinese joint venture certain proprietary technologies and know-how to support the research, development and manufacturing of recombinant salmon calcitonin and non-oral PTH, as well as other possible products, in the People’s Republic of China.

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

We compete with specialized biotechnology and biopharmaceutical companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do. During 2006-2008, most of our revenue was generated from two customers, USL and Novartis (see Note 19 to the financial statements).

2. Liquidity

At December 31, 2008, we had cash and cash equivalents of $8,583,000, an increase of $4,906,000 from December 31, 2007, and we had working capital of approximately $14,914,000. On September 30, 2008 we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note and 1,125,000 shares of our common stock. We received net proceeds of $14,372,000 after fees and closing expenses. We have the ability to issue an additional $5,000,000 of term notes to Victory Park, under the same terms as the issued notes, by September 30, 2010 (see Note 8). Other cash received during 2008 was primarily from Fortical sales and royalties received under our agreement with USL. Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans, (5) the sale of our common stock and (6) since August 2005, Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in future years. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and further acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

To satisfy our short-term liquidity needs, the Levys from time to time (prior to 2003) made loans to us. The total owed aggregated $15,737,517 and was restructured on May 10, 2007 as eight-year term notes with a fixed simple interest rate of 9% per annum. Required quarterly payments of principal and interest under these new notes begin in May 2010 and continue over a five-year period (see Note 4).

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

In April 2002, we signed a licensing agreement with GSK for a value before royalties, bulk product sales and reimbursement for development expenses of up to $150,000,000 to develop an oral formulation of an analog of PTH, currently in clinical development for the treatment of osteoporosis. PTH is in an early stage of development and it is too early to speculate on the probability or timing of a marketable PTH product (see Note 19).

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 (all of which has been received) to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. During 2008, Fortical sales were $10,058,000 and Fortical royalties were $6,520,000. We expect Fortical sales and royalties to continue in future years, but we cannot predict the levels of revenues (see Note 19).

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our process. We plan to continue to develop our own calcitonin products (see Note 19 ).

We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of manufacturing processes and delivery technologies for various peptide products for the treatment of osteoporosis, including nasal and oral calcitonin and oral PTH. We are also developing potential products in the area of SDBG. In general, we seek to develop the basic product or technology and then license the product or technology to an established pharmaceutical, biotechnology or medical device company to complete the development, clinical trials and regulatory process and to market the product. As a result, we will not control the nature, timing or cost of bringing our products and technologies to market. Each of these products and technologies is in various stages of completion.

•	For nasal calcitonin, a license agreement was signed in November 2002 with USL. Fortical was approved by the FDA and launched by USL in August 2005, generating sales and royalties.

•

For oral calcitonin, we have interests in two ongoing programs. An external program that licensed our calcitonin manufacturing technology to Novartis is currently in Phase III. We would receive royalties on any calcitonin product commercialized by Novartis that utilizes our calcitonin manufacturing technology. The anticipated completion date is outside our control. For our internal program, we are seeking a licensee to participate in our product’s development. A small, short-term Phase I human study was initiated and successfully concluded in 2007. In 2008, we initiated and successfully concluded a Phase I/II clinical study for oral calcitonin. The costs of future clinical trials will most likely be borne by a future licensee. Because additional clinical trials are still necessary for our oral calcitonin product, and we have not yet licensed the product, it is too early to speculate on the probability or timing of a marketable oral calcitonin product. We have incurred expenses in both 2008 and 2009 related to our upcoming Phase III trial and we need a partner to fund the remaining costs of the trial.

•

For oral PTH, we signed a license agreement with GSK in April 2002. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. A small, short-term Phase I human study was initiated in October 2008 using our improved oral delivery technology. PTH is in an early stage of development and it is therefore too early to speculate on the probability or timing of a marketable oral PTH product. We may incur certain additional development costs. GSK may ultimately purchase, and thereby acquire the rights to, our data from our development activities, but we have no assurances that they will do so.

•

Under the terms of various agreements related to a joint venture in China with SPG and CPG, we are obligated to contribute up to $3,150,000 as our initial capital contribution, consisting of $1,050,000 in cash and the balance in certain technologies and know-how which we are licensing to the joint venture (see Note 7).

•

For our SDBG program, we have conducted various preclinical studies. This program is in a very early stage of development and, therefore, it is too early to speculate on the probability or timing of a license agreement for this technology or on a possible commercial product.

Due to our limited financial resources, any decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products, or loss of patent protection, may have an adverse effect on our cash flow and operations. In July 2006, we and USL jointly filed a patent infringement lawsuit against Apotex for infringement of our nasal calcitonin patent. In December 2008, we and Apotex entered a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States. In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement. If we are unsuccessful in our lawsuit, and if Apotex receives FDA approval and is able to launch its generic version of our product, the launch could have an adverse effect on our cash flow and operations. In December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical. We do not yet know the effect on Fortical sales and royalties of the launch of these competing products. It is reasonable to assume that certain providers may substitute these products for Fortical and, in that event, Fortical sales and royalties would decrease. In addition, any material interruption or failure in manufacturing, marketing or distribution of Fortical will have an adverse effect on our cash flow and operations. Any event that has a material adverse effect on our cash flow and operations could trigger a default in our note payable to Victory Park (see Note 8).

If USL cannot continue to successfully market Fortical, or if we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would need to either secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether or not any of our products other than Fortical will be approved or will be commercially successful.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008. These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The credit crisis may continue for the foreseeable future. If it continues until that time when we may need additional financing, we may not be able to raise such capital on reasonable terms, if at all. In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our product could differ from our current expectations.

We have incurred annual operating losses since our inception and, as a result, at December 31, 2008, had an accumulated deficit of approximately $129,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products have increased due to higher spending on internal research projects, including oral calcitonin, oral PTH and SDBG, as well as patent infringement litigation costs.

We need additional cash from sales, royalties, milestones or upfront payments or from financings in order to meet our obligations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies & Practices

Revenue Recognition: We recognize revenue from the sale of products and from royalties, licensing agreements, research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services is recognized when services are rendered. We occasionally apply to various government agencies for research grants. Revenue from such research grants is recognized when work is conducted under the grant. Sales and grant revenues generally do not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectability is reasonably assured. In the case of USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure, as well as reasonable assurances of collectability. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters, which prior to 2007 differed from calendar quarters by one month. Beginning in the first quarter of 2007, USL provided, and will continue to provide, royalty information for the last month of each calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) includes royalty revenue for four months, from December 2006 through March 2007. All subsequent quarters have reported three months of royalty revenue, corresponding to our calendar quarters. The effect of the inclusion of the extra month of royalty revenue in the year ended December 31, 2007 is an additional $873,000 of revenue.

Licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product and the delivery of product and/or research services to the licensor. We follow the accounting guidance of SEC Staff Accounting Bulletin No. 104 (which superseded SEC Staff Accounting Bulletin No. 101) (“SAB 104”), an analogy to EITF No. 91-6 and EITF No. 00-21 (which became effective for contracts entered into after June 2003). Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. For our USL and GSK agreements, the following describes our revenue recognition accounting policy. Non-refundable milestone payments that represent the completion of a separate earnings process and a substantive step in the research and development process are recognized as revenue when earned at the lesser of 1) the non-refundable cash received or 2) the proportionate level of effort expended to date during the development stage multiplied by the development stage revenue. This sometimes requires management to judge whether or not a milestone has been met and when it should be recognized in the financial statements. Typically, this would involve discussions between management and our licensing partner. Payments for milestones for which the completion of the earnings process is not yet complete (for example, payment received for the commencement of an activity that represents a separate earnings process) are recognized over the estimated performance period of such activity. This is to comply with the provisions of SAB 104, which provides for revenue to be recognized once delivery has occurred or services have been rendered. Royalties and/or milestones relating to sales of products by our licensees, and the delivery of products and research services, will be recognized as such events occur as they represent the completion of a separate earnings process.

In addition, EITF No. 00-21 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” The adoption of EITF No. 00-21 had a significant impact on our 2004 and 2007 financial statements due to the deferral of revenue from milestones achieved in those years under our 2004 Novartis license agreement. Accordingly, development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement. As of December 31, 2008, approximately $5,952,000 of milestone payments from Novartis was being deferred over the estimated performance period through 2018.

Under our 2007 supply agreement with Novartis, we received a payment of $2,500,000 in March 2007. Based upon production and development expenditures incurred, we recognized $2,500,000 in revenue during 2007 ($2,200,000 in sales revenue and $300,000 in development fees). Revenue was allocated between sales revenue and development services revenue based upon the proportion of costs incurred for the two revenue categories. At December 31, 2008, we had no further obligations under such supply agreement.

Accounting for Stock Options - Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method. In accordance with this method, we did not restate prior period results. We also did not capitalize any share-based compensation cost. We are in a net operating loss position therefore no excess tax benefits from share-based payment arrangements have been recognized. For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with SFAS 123(R). We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Stock options and warrants issued to consultants are accounted for in accordance with SFAS 123(R) and EITF No. 96-18. Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model until the option is fully vested and is included in research, development and facility expenses. Prior to 2006, we accounted for stock options granted to employees and directors in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense was recorded on fixed stock option grants only if the current fair value of the underlying stock exceeded the exercise price of the option at the date of grant and it was recognized on a straight-line basis over the vesting period. We accounted for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and EITF No. 96-18. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria was affected each reporting period by changes in the fair value of our common stock.

Inventory - Production inventories at our Boonton, NJ location are stated at the lower of cost or market, valued at specifically identified cost which approximates FIFO. Research inventories at our Fairfield, NJ location are stated at the lower of cost (using the FIFO method) or market. Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements.

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

Joint Venture - We account for our investment in the China joint venture under the equity method and therefore recognize our 45% proportionate share of the joint venture’s earnings and losses. In addition, in the fourth quarter of 2008, we recognized a gain of $66,000 on the transfer of technology and know-how to the joint venture. This gain represents the difference between the fair value of the technology and licenses transferred to the joint venture and the book value of these assets. The joint venture valued these assets at $4,500,000; their book value was $0 representing a gain of $4,500,000. This gain will be recognized over 17 years, the estimated life of the transferred assets, at approximately $265,000 per year. Due to the significant transfer of know-how and technology during the fourth quarter, we recognized a gain of $66,000 in 2008, one-fourth of the annual gain to be recognized. We examined the applicability of FIN 46(R) “Consolidation of Variable Interest Entities” to determine whether our joint venture was considered to be a variable interest entity and therefore the results of its activities would be consolidated with our financial statements. We concluded that we do not need to evaluate whether or not the joint venture is a variable interest entity since the joint venture meets the definition of a business in FIN 46(R) and none of the four conditions exist that would require us to perform the analysis.

Patents and Other Intangibles - Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies as well as for our SDBG technology. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

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

Segment Information - We are managed and operated as one business. Our entire business is managed by a single management team that reports to the chief executive officer. We do not operate separate lines of business or separate business entities with respect to any of our product candidates. Accordingly, we do not prepare discrete financial information with respect to separate product areas or by location and do not have separately reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Deferred Financing Costs - Amounts paid related to debt financing activities are capitalized and amortized over the term of the loan. Our expenses incurred related to the Victory Park financing are being amortized over the three-year term of the note to interest expense on a straight-line basis which approximates the effective interest rate method.

Cash Equivalents - We consider all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable - During 2008 and 2007, almost all of our accounts receivable involved transactions with established pharmaceutical companies, Novartis and USL. The terms of payments and collections in these transactions are governed by contractual agreements. Our policy is that an allowance for doubtful accounts is established for estimated losses resulting from the inability of our customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances in excess of 90 days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will write-off the account receivables.

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

Fair Value of Financial Instruments - The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. Given our financial condition described in Note 2, it is not practicable to estimate the fair value of our notes payable at December 31, 2008. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature.

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

Sales Concentrations - Our revenue for the last three years has almost entirely been from product sales, royalties and licensing revenue under our agreements with USL, GSK and Novartis.

Revenue from Licensees:

	2008	2007	2006
USL	87%	80%	90%
Novartis	8%	16%	7%
GSK	1%	1%	3%
Other	4%	3%	—%

Concentrations of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our holdings in cash in excess of federally insured amounts and in cash equivalents with high credit-quality financial institutions in order to minimize credit exposure. We have concentrations of credit risk with respect to accounts receivable, as most of our accounts receivable are concentrated among a very small number of customers. As of December 31, 2008 and December 31, 2007, USL accounted for approximately 98% and 99%, respectively, of our accounts receivable. We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable.

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

Net Loss per Share - We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 2008, 2007 and 2006 because inclusion of our restricted stock, stock options and warrants (approximately 6,876,000, 6,229,000 and 5,657,000 shares of common stock, if vested or exercised, at December 31, 2008, 2007 and 2006, respectively) would be antidilutive.

Reclassifications - Certain reclassifications to prior years’ financial statements have been made to conform to the current presentation,

New Accounting Pronouncements

In November 2008, the Financial Accounting Standard Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 applies to all investments accounted for under the equity method. It states that an entity shall measure its equity investment initially at cost. Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than Statement 141(R). However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized. An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively. The provisions of EITF 08-6 will be adopted in 2009. We are in the process of evaluating the impact, if any, of adopting EITF 08-6 on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP SFAS No. 142-3 on our financial statements.

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

In September 2006, the FASB issued Statement 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of SFAS 157 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS 157 effective January 1, 2008 for financial assets and the adoption did not have a significant effect on our financial statements. We expect to adopt the remaining provisions of SFAS No. 157 beginning in 2009.

4. Related Party Transactions

Levy Loans

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

At May 10, 2007, after principal repayments of $1,010,000 during 2007, the outstanding principal and interest were $7,095,000 and $8,642,517, respectively, with interest rates ranging from 8.5% to 14.2%. The total owed on May 10, 2007 aggregated $15,737,517, of which approximately $8,900,000 in principal and interest were in default and was restructured as eight-year term notes, none of which are in default, with a fixed simple interest rate of 9% per annum. No gain or loss was recognized on the restructuring transaction. Required quarterly payments of principal and interest under these new notes begin in May 2010 and continue over a five-year period, but payments may be made earlier without penalty. Total interest expense on all Levy loans was approximately $1,301,000, $1,348,000 and $1,532,000, respectively, for the years ended 2008, 2007 and 2006. As of December 31, 2008, total accrued interest on all Levy loans was $2,083,973 and the outstanding loans by these persons to us, classified as long-term debt, totaled $15,737,517 for an aggregate owed to them of $17,821,490. These loans are collateralized by secondary security interests in our equipment, real property and certain of our patents.

Outstanding stockholder loans consisted of the following at December 31, 2008 and December 31, 2007 (in thousands):

	2008	2007
Jay Levy long-term loan (1)	$8,319	$8,319
Levy Partnership long-term loan (1)	7,419	7,419

	15,738	15,738
Accrued interest	2,084	783

Total loans and interest due to stockholders	$17,822	$16,521

(1)	These loans, held by Jay Levy and the Jaynjean Levy Family Limited Partnership (the “Levy Partnership”), resulted from the May 2007 restructuring of non-default notes and accrued interest. Warren Levy and Ronald Levy are general partners in the Levy Partnership. These loans consist of eight-year term notes with fixed simple interest rates of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the agreements due to the deferred payment schedule contained in the notes. Quarterly payments of principal and interest will be made over a five-year period beginning in May 2010. Accrued interest on these loans at December 31, 2008 was approximately $2,084,000. The Jay Levy loan is collateralized by secondary security interests in certain of our fixed and other assets, including real property. The Levy Partnership loan is collateralized by secondary security interests in certain of our patents and patent applications. These loans have been subordinated to the Victory Park note as of September 30, 2008 (see Note 8).

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007	Estimated Useful Lives
Building and improvements	$1,494,483	$1,489,694	25 years
Leasehold improvements	10,394,029	9,877,345	Lesser of lease term or useful life
Manufacturing equipment	5,633,535	5,422,067	10 years
Laboratory equipment	3,510,953	3,508,903	5 years
Other equipment	671,489	671,489	10 years
Office equipment and furniture	1,302,329	640,926	5 years
Equipment under capital leases (See Note 12)	1,093,424	1,093,424	Lesser of lease term or useful life

	24,100,242	22,703,848
Less accumulated depreciation and amortization	(20,197,975)	(19,607,407)

	3,902,267	3,096,441
Land	121,167	121,167

Property, plant and equipment, net	$4,023,434	$3,217,608

Depreciation and amortization expense on property, plant and equipment was approximately $596,000, $520,000 and $469,000 in 2008, 2007 and 2006, respectively. Manufacturing equipment includes equipment construction in progress of approximately $169,000 at December 31, 2007. Our fully depreciated assets included above at both December 31, 2008 and December 31, 2007 were approximately $17,000,000.

6. Intangible Assets

Details of intangible assets are summarized as follows:

	December 31, 2008			December 31, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$140,000	$4,000	$144,000	$138,000	$6,000
Patents	1,450,000	1,063,000	387,000	1,409,000	975,000	434,000
Deferred Patents	1,658,000	—	1,658,000	1,356,000	—	1,356,000
Deferred Trademarks	15,000	—	15,000	15,000	—	15,000

	$3,267,000	$1,203,000	$2,064,000	$2,924,000	$1,113,000	$1,811,000

Trademarks and patents are all intangible assets with definite useful lives and therefore continue to be amortized in accordance with the provisions of SFAS 142. Amortization expense amounted to $90,000, $107,000 and $118,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Future amortization expense on our amortizable intangible assets over the next five years is estimated as follows:

2009	$70,000
2010	54,000
2011	38,000
2012	37,000
2013	36,000

$235,000

During 2008, we wrote off certain foreign patents in countries that had limited commercial potential and also wrote off certain foreign and domestic patent applications for technologies that were no longer being pursued or had limited commercial potential in their respective countries. During 2007, we wrote off certain domestic patent applications involving technology no longer being pursued. Charges in 2008 and 2007 to general and administrative expense and charges in 2006 to research, development and facility expense to write off certain abandoned intangible assets were $217,000, $33,000 and $124,000, respectively, representing their carrying value. As of December 31, 2008, nine of our patents had issued in the U.S. and seventy-nine had issued in various foreign countries. Various other domestic and foreign applications are pending.

7. China Joint Venture

In June 2000, we entered into a joint venture agreement with SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. We own 45% of the joint venture and have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG contributed its existing injectable calcitonin license to the joint venture, which allowed the entity to sell its injectable calcitonin product in China. An NDA for injectable and nasal calcitonin products was filed in China in 2003. The approval of the joint venture’s NDA in China, and the timing of such approval, is uncertain. The joint venture began operations and sales of its injectable calcitonin product in 2002 under the aforementioned SPG license. Sales by the joint venture had been used to offset its costs. We account for our investment in the joint venture under the equity method. Our share of the losses in the joint venture for 2008, 2007 and 2006 was approximately $139,000, $3,000 and $3,000, respectively.

Unigene and SPG expanded the activities of the joint venture in 2008 to allow for the development and marketing of other pharmaceutical products. In April 2008, ground was broken for the global biotechnology park in the Shijiazhuang Economic and Technology Development Zone of Hebei Province, China that will house the joint venture. The joint venture, named Unigene Biotechnology Co. Ltd., will initially focus on manufacturing and research and development of salmon calcitonin and non-oral PTH and related products for China and possibly other global markets. Construction of the first building, which will ultimately house the research and development facility of the joint venture, is scheduled for completion in 2009. Construction also began in 2008 on a manufacturing facility which will be designed for peptide production and manufacture of injectable, oral and nasal final products. The combined capital investment commitment of both parties for the joint venture is $15,000,000, representing contributions of cash, technology and know-how which we are licensing to the joint venture. Unigene’s 45% share is therefore $6,750,000. The technologies and know-how that we have agreed to license to the joint venture have been assigned a total value of $4,500,000, leaving us with cash obligations of $2,250,000 which are payable in two installments of $1,050,000 ($75,000 of which has been paid, leaving a balance of $975,000) and $1,200,000. The cash contribution of $975,000 was payable after the joint venture was officially registered with the Chinese government, which occurred in May 2008 with the issuance to the joint venture of its certificate of incorporation and after the joint venture established its bank account, which occurred in August 2008. SPG has assigned its joint venture rights and obligations to its subsidiary, CPG. CPG has agreed to lend us the balance of our initial cash contribution of $975,000 for two years on an interest-free basis. We have therefore increased our investment in the joint venture balance sheet account by $1,050,000 and we have recorded at December 31, 2008 our repayment obligation at a discounted net present value of $845,957 using an effective interest rate of 9%. The original discount of $160,064 ($129,043 at December 31, 2008) was credited to additional paid-in capital representing a capital contribution by a related-party. We have also increased our investment in the joint venture by an additional $442,000, representing engineering costs that we have incurred on behalf of the joint venture. In lieu of cash repayment of our initial cash contribution or future cash capital contributions, we may reduce our equity participation in the joint venture or provide additional technologies, or rights to products in China, to the joint venture. If we and our joint venture partner agree, in addition to or in lieu of future contributions, if any, by the partners, the joint venture may seek government or third party financing.

In the fourth quarter of 2008, we recognized a gain of $66,000 on the transfer of technology and know-how to the joint venture. This gain represents the difference between the fair value of the technology and licenses transferred and to be transferred to the joint venture and the book value of these assets. The joint venture valued these assets at $4,500,000; their book value was $0 representing a gain of $4,500,000. This gain will be recognized over 17 years, the estimated life of the transferred assets, at approximately $265,000 per year. Due to the significant transfer of know-how and technology during the fourth quarter, we recognized a gain of $66,000 in 2008, one-fourth of the annual gain to be recognized. Our joint venture investment primarily reflects 2008 contributions which is less than our proportionate share of the joint venture’s equity. This is primarily due to our recognition of the gain on the transfer of technology and know-how to the joint venture over 17 years.

On May 10, 2008, we entered into a common stock purchase agreement with a wholly-owned subsidiary of CPG and sold 1,080,000 shares of our common stock at a price of $1.86 per share for gross proceeds of $2,008,800, before expenses of approximately $74,000.

8. Note Payable – Victory Park

On September 30, 2008 we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note. We received net proceeds of $14,372,000 after fees and closing expenses paid as of September 30, 2008. The term note was purchased by Victory Park at a 3% discount to the face amount. Pursuant to the financing agreement, we also issued to Victory Park 1,125,000 shares of our common stock. These shares are subject to a lock-up agreement prohibiting their sale for one year. The closing price for our common stock on September 30, 2008 was $1.09 per share, valuing the 1,125,000 shares at an aggregate of $1,226,250. The debt discount of $450,000 and the stock value aggregated $1,676,250 and are being recognized as interest expense over the three-year term of the note on a straight-line basis which approximates the effective interest rate method. We also incurred legal and due diligence expenses of $420,859 ($385,787 at December 31, 2008) which are shown as deferred financing costs on our balance sheet. Our expenses incurred related to the Victory Park financing are being amortized over the three-year term of the note to interest expense on a straight-line basis which approximates the effective interest rate method. At closing, we also prepaid six months of interest on the note in the amount of $1,050,000. During 2008, we recognized approximately $700,000 in cash and non-cash interest expense under this note.

This note bears interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum. We have the right to prepay the note without penalty for prepayments up to $5,000,000 and for any prepayments after the first year.

In conjunction with this financing, loans held by Jay Levy and by the Levy Partnership were subordinated to the Victory Park note. We have pledged all of our assets, including intellectual property, as collateral under the Victory Park note. We have the ability to issue an additional $5,000,000 of term notes, under the same terms as the issued note, along with 375,000 shares of our common stock, by September 30, 2010.

At any time after the earlier of the expiration of the lock-up period and the termination of the lock-up agreement, if the investors are not able to sell or transfer all of the registrable securities without restriction or condition pursuant to Rule 144 promulgated under the 1933 Act, upon the written request by the holders we shall prepare and file with the SEC a registration statement covering the resale of all the registrable securities. If a registration statement covering all the registrable securities is not filed with the SEC on or before the 30th day after the filing deadline (as defined in the agreement) or filed with the SEC but not declared effective by the SEC on or before the 30 th day after the effectiveness deadline (as defined in the agreement) or on any day after the effective date sales of all of the registrable securities cannot be made, then we shall become liable for payment of an amount in cash equal to 2% per month of the aggregate value of such registrable securities. We do not believe that this penalty provision will have a material impact on our financial condition.

Beginning October 1, 2008, so long as our note balance is at least $5,000,000, we must maintain a cash balance equal to at least 10% of the principal amount of the notes ($15,000,000 at December 31, 2008) and our cash flow (as defined in the agreement) must be at least $2,000,000 in any fiscal quarter or $9,000,000 in any three consecutive quarters. The agreement specifies certain events of default including, without limitation: failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the agreement); if Warren Levy or Ronald Levy shall, at any time for reasons other than health or without the endorsement of the other Unigene directors, cease to be employed in the same position with similar duties; and any material decline or depreciation in the value or market price of the collateral. Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply. As of December 31, 2008, we were in compliance with all of these covenants.

Aggregate maturities of all outstanding debt at December 31, 2008 are as follows:

2009	$—
2010	2,360,628
2011	18,147,503
2012	3,147,503
2013	3,147,503
Thereafter	3,934,380

30,737,517
Discount – Victory Park	(1,536,561)

$29,200,956

Presentation on Balance Sheet:

Notes payable – Levys (see Note 4)	$15,737,517
Note payable – Victory Park –net of discount of $1,536,561	13,463,439

$29,200,956

9. Financing

In 2006, in conjunction with an equity financing, we issued a five-year warrant to purchase up to 1,000,000 shares of our common stock to Magnetar Capital Master Fund, Ltd. (“Magnetar”) pursuant to a common stock purchase agreement. Magnetar subsequently assigned this common stock warrant to Victory Park. The warrant is exercisable immediately at an exercise price per share of $4.25 and was outstanding at December 31, 2008.

In 2005, in conjunction with an equity financing, we issued a five-year warrant to purchase up to 1,061,571 shares of our common stock (which remained outstanding at December 31, 2008) at an exercise price per share of $1.77 to Fusion Capital Fund II, LLC (“Fusion”) pursuant to a common stock purchase agreement. As a result of a prior financing with Fusion in 2003, there was an additional five-year warrant outstanding to purchase 250,000 shares of common stock, exercisable at $0.90 per share. This warrant was exercised in full in September 2008 in a cashless exercise whereby we issued to Fusion 47,844 shares of our common stock.

On May 10, 2008, we entered into a common stock purchase agreement with a wholly-owned subsidiary of CPG and sold 1,080,000 shares of our common stock at a price of $1.86 per share for gross proceeds of $2,008,800, before expenses of approximately $74,000.

10. Inventory

Inventories consisted of the following as of December 31, 2008 and 2007:

	2008	2007
Current Inventory

Finished goods – net of allowances of $829,000 and $810,000, respectively	$1,316,039	$1,702,303
Work in process	409,788	423,422
Raw materials – net of allowance of $59,000 in 2008	1,454,192	1,201,565

Total	$3,180,019	$3,327,290

Noncurrent Inventory
Raw Materials	$648,326	$627,020
Finished Goods	1,001,364	—

Total	$1,649,690	$627,020

Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and raw materials were $888,000 at December 31, 2008, an increase of $78,000 from December 31, 2007. The increase was due to reserving calcitonin and components that may not be usable for Fortical. Based upon expected future orders, $1,001,000 of our finished goods inventory and $648,000 of our raw material inventory were classified as a noncurrent asset at December 31, 2008. We expect this inventory to be fully recoverable, therefore no reserve was established.

11. Accrued expenses

Accrued expenses consisted of the following at December 31, 2008 and 2007:

	2008	2007
Current Accrued Expenses

Vacation, payroll taxes and other payroll-related expenses	$718,270	$890,788
Consultants, clinical trials	986,179	782,872
Professional fees and other	334,453	309,898

Total	$2,038,902	$1,983,558

Noncurrent Accrued Expenses

Vacation Pay	$370,544	$—

12. Obligations Under Capital Leases

We entered into various lease arrangements which qualify as capital leases. There are no lease payments remaining under these capital leases.

Following is a summary of property held under capital leases:

	2008	2007
Lab equipment	$435,787	$435,787
Manufacturing equipment	575,433	575,433
Office equipment	82,204	82,204

	1,093,424	1,093,424
Less: accumulated depreciation	(1,091,559)	(1,044,521)

	$1,865	$48,903

13. Obligations Under Operating Leases

We are obligated under a net-lease for our manufacturing facility located in Boonton, New Jersey that expires in 2014. We also lease office space in a second location in Boonton, New Jersey that expires in 2017. We have 10-year renewal options on both Boonton locations, as well as options to purchase these facilities. Total future minimum rentals under these non-cancelable operating leases are as follows:

2009	$288,021
2010	289,021
2011	290,021
2012	291,021
2013	292,021
2014 and thereafter	333,702

$1,783,807

Total rent expense was approximately $290,000, $273,000 and $210,000 for 2008, 2007 and 2006, respectively.

14. Warrants

As of December 31, 2008, there were warrants outstanding, primarily issued in connection with our Fusion and Magnetar transactions, all but 20,000 of which are currently exercisable, to purchase an aggregate of 2,121,571 shares of Common Stock at exercise prices ranging from $1.77 to $4.25 per share. The following summarizes warrant activity for the past three years:

	Warrants	Warrants Exercisable At End of Year	Weighted Average Exercise Price
Outstanding January 1, 2006	1,331,571	1,311,571	$1.61

Granted	1,040,000		$4.17
Cancelled	—		—
Exercised	—		—

Outstanding December 31, 2006	2,371,571	2,351,571	$2.73

Granted	—		—
Cancelled	—		—
Exercised	—		—

Outstanding December 31, 2007	2,371,571	2,351,571	$2.73

Granted	—		$—
Cancelled	—		—
Exercised	(250,000)		0.90

Outstanding December 31, 2008	2,121,571	2,101,571	2.95

A summary of warrants outstanding (all but 20,000 of which are exercisable) as of December 31, 2008 follows:

	Warrants Outstanding
Exercise Price	Number Outstanding	Weighted Ave. Remaining Life (years)	Weighted Ave. Exercise Price
$1.77	1,061,571	1.3	1.77
$2.00 – 2.20	60,000	4.7	2.13
$4.25	1,000,000	2.2	4.25

	2,121,571		$2.95

15. Rights Plan

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

At our June 2006 Annual Meeting, the stockholders approved the adoption of the 2006 Stock Based Incentive Compensation Plan (the “2006 Plan”). All employees and directors, as well as certain consultants, are eligible to receive grants under the 2006 Plan. Allowable grants under the 2006 Plan include stock options, phantom stock, stock appreciation rights, restricted stock and deferred stock. Options granted under the 2006 Plan have a ten-year term and an exercise price equal to the market price of the common stock on the date of the grant. The 2006 Plan replaced our older stock option plans and, initially, had 3,426,000 shares authorized for issuance. At December 31, 2008, we had reserved approximately 1,856,000 shares for future grants under the 2006 Plan.

We accounted for stock options and warrants issued to consultants on a fair value basis in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested. Based upon options issued to consultants, we recognized a compensation benefit of $143,000 for 2008 and compensation expense of $118,000 and $154,000, respectively, for 2007 and 2006. These amounts are included in research, development and facility expenses.

Under SFAS 123(R), compensation cost for the years ended 2008, 2007 and 2006 for options granted to employees and directors includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). For 2008, we recognized share-based compensation cost of $450,000, which consisted of $396,000 in general and administrative expenses and $54,000 in research, development and facility expenses. For 2007 we recognized share-based compensation cost of $836,000, which consisted of $643,000 in general and administrative expenses and $193,000 in research, development and facility expenses. For 2006, we recognized share-based compensation costs of $641,000, which consisted of $503,000 in general and administrative expense and $138,000 in research, development and facility expense. We did not capitalize any share-based compensation cost.

As of December 31, 2008, there was $803,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

For 2008, 2007 and 2006, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. We have no present intention of declaring any dividends. We based expected volatility on historical volatility. We estimated the expected term of stock options using historical exercise experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates for employee and director stock options:

	2008	2007	2006
Expected volatility	58%	65%	83%
Expected dividends	0	0	0
Expected term (in years)	5.3	5.3	5.3
Risk-free rate	2.7%	4.3%	4.7%
Forfeiture rate - employees	20%	20%	20%
Forfeiture rate - officers and directors	0%	20%	20%

The weighted-average grant-date fair value of options granted during 2008, 2007 and 2006 was $0.71, $1.31 and $2.28, respectively. The total fair value of shares vested during 2008, 2007 and 2006 was approximately $860,000, $735,000 and $926,000, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during 2008, 2007 and 2006 was $2,000, $39,000 and $1,404,000, respectively. The aggregate intrinsic value for all fully vested shares at December 31, 2008 was $342,000.

Cash received from option exercises under all share-based payment arrangements for 2008, 2007 and 2006 was approximately $4,000, $11,000 and $556,000, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for 2008, 2007 and 2006.

The following summarizes activity for options granted to directors, employees and consultants:

	Options	Weighted Average Exercise Price	Options Exercisable At End of Year	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Outstanding January 1, 2006	3,647,315	$1.01	2,874,262	$0.90

Granted	678,000	$3.19			$2.28

Cancelled	(9,400)	2.61
Exercised	(529,500)	1.09
Expired	(3,000)	2.19

Outstanding December 31, 2006	3,783,415	$1.38	3,003,642	$1.07

Granted	269,000	$2.18			$1.31

Cancelled	(63,500)	1.80
Exercised	(22,700)	0.49
Expired	(4,000)	2.56

Outstanding December 31, 2007	3,962,215	$1.43	3,340,836	$1.21

Granted	1,229,000	$1.32			$0.71

Cancelled	(15,900)	1.34
Exercised	(10,000)	0.44
Expired	(301,000)	2.06

Outstanding December 31, 2008	4,864,315	$1.37	3,475,285	$1.34

A summary of options outstanding and exercisable as of December 31, 2008, follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Ave. Remaining Life (years)	Weighted Ave. Exercise Price	Number Exercisable	Weighted Ave. Exercise Price
$ 0.28-0.49	1,540,450	3.2	$0.41	1,540,450	$0.41
$ 0.50-0.99	752,000	4.5	0.64	500,000	0.68
$ 1.00-1.99	1,351,365	8.4	1.58	314,365	1.69
$ 2.00-2.99	812,500	7.3	2.26	734,750	2.25
$ 3.00-3.99	102,000	7.2	3.46	82,720	3.50
$ 4.00-4.36	306,000	7.3	4.02	303,000	4.02

	4,864,315			3,475,285

Restricted Stock Awards

During 2008, we granted restricted stock awards to certain officers and other employees that vest one year from their grant date. We recognized $145,000 of compensation expense during the year ended December 31, 2008 related to the restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At December 31, 2008, we had $85,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized in 2009.

The following table summarizes restricted stock activity:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at January 1, 2008	—	—
Changes during the period:
Shares granted	178,961	$1.28
Shares vested	—	—
Shares forfeited	—	—

Non-vested balance at December 31, 2008	178,961	$1.28

17. Income Taxes

As of December 31, 2008, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $89,000,000, expiring from 2009 through 2028, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. Approximately $3,200,000 of these net operating losses is related to deductions resulting from exercises of employee stock options. The tax benefit related to these stock options would be credited to additional paid-in capital when realized. In addition, as of December 31, 2008, we had federal research and development credits in the approximate amount of $3,700,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2009 through 2028.

We have New Jersey operating loss carryforwards in the approximate amount of $18,000,000, expiring from 2010 through 2015, which are available to reduce future earnings, which would otherwise be subject to state income tax. As of December 31, 2008, approximately $16,000,000 of these New Jersey loss carryforwards had been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We sold tax benefits and received cash of $926,000 in 2008, $778,000 in 2007 and $531,000 in 2006. Historically, the sale of these tax benefits have been completed in the fourth quarter of each respective year upon completion of the requirements of the NJEDA. In addition, as of December 31, 2008, we had New Jersey research and development credits in the approximate amount of $1,000,000, which are available to reduce the amount of future New Jersey income taxes. These credits expire from 2009 through 2015.

Income tax benefits recorded are summarized as follows:

	Year ended December 31,
	2008	2007	2006
Proceeds from sale of New Jersey tax benefits	$(926,000)	$(778,000)	$(531,000)

Federal alternative minimum tax expense	—	52,000	—
State tax expense	—	2,000	2,000

Total income tax benefit	$(926,000)	$(724,000)	$(529,000)

The reconciliation for the benefit from income taxes and the amount computed by applying the federal statutory income tax rate (34%) is summarized as follows:
Pre-tax book loss at statutory rate	$(2,381,000)	$(1,419,000)	$(4,187,000)
Change in valuation allowance	(50,000)	831,000	3,344,000
Expiration of prior years’ net operating losses	1,841,000	164,000	1,046,000
Permanent tax differences	8,000	6,000	(49,000)
State taxes	(932,000)	(390,000)	(1,170,000)
Net change in tax credits	411,000	(220,000)	349,000
Proceeds from sale of New Jersey tax benefits	315,000	264,000	181,000
Other	(138,000)	40,000	(43,000)

Recorded income tax benefit	$(926,000)	$(724,000)	$(529,000)

Deferred tax assets are summarized as follows:

	December 31,
	2008		2007
Federal net operating loss carryforwards		$30,373,000		$30,954,000
State net operating loss carryforwards		576,000		1,534,000
Tax credits carryforward		4,626,000		4,882,000
Deferred revenue basis differences		4,814,000		5,318,000
Fixed asset basis differences		2,074,000		2,165,000
Stock options		681,000		497,000
Deferred compensation		149,000		150,000
Accrued vacation		292,000		245,000
Patent costs		652,000		412,000
Inventory Reserve		90,000		—
Investment in China joint venture basis differences		1,781,000		—

		46,108,000		46,157,000
Valuation allowance		(46,108,000)		(46,157,000)

Net deferred tax assets	$	— 0 —	$	— 0 —

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of FIN 48. There continues to be no liability related to unrecognized tax benefits at December 31, 2008.

The Company’s 2005, 2006 and 2007 federal tax returns remain subject to examination by the IRS and the Company’s 2005, 2006 and 2007 New Jersey tax returns are also open to potential examination. In addition, net operating losses arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company’s federal or state tax returns are currently under examination.

18. Employee Benefit Plan

We maintain a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to an annual maximum for each employee set by the Internal Revenue Service. Our discretionary matching contribution expense for 2008, 2007 and 2006 was approximately $125,000, $109,000 and $114,000, respectively.

19.	Research, Licensing and other Revenue

Research Agreements

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In return, GSK made a $2,000,000 up-front licensing fee payment and a $1,000,000 licensing-related milestone payment to us in 2002. In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. Revenue recognition of the up-front licensing fee and first milestone payment has been deferred over the estimated 15-year performance period of the license agreement. In June 2004, we received a $4,000,000 milestone payment for the commencement of a Phase I human trial for oral PTH. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. A small, short-term Phase I study was initiated in October 2008 using our improved oral delivery technology. GSK may ultimately purchase, and thereby acquire the rights to, our data from this study and our development activities, but we have no assurances that they will do so. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through December 31, 2008. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through December 31, 2008. For 2008, 2007 and 2006 we recognized $200,000 in licensing revenue. There were no PTH sales to GSK during 2008. Bulk product sales to licensees, prior to product approval, are unpredictable and subject to the needs of the licensee. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations. During 2008, 2007 and 2006, and since inception, direct and indirect costs associated with this project, included in research, development and facility expenses, were approximately $801,000, $335,000, $1,147,000 and $8,741,000, respectively.

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We received $5,600,000 from Novartis in April 2004 consisting of a $3,500,000 up-front payment and a partial prepayment on Novartis’ purchases of calcitonin from us in the amount of $2,100,000. Novartis purchased an additional $600,000 of calcitonin in 2004. In August 2004, we received $2,000,000 from Novartis for a technology transfer milestone. Revenue recognition of the up-front licensing fee and the milestone has been deferred over the estimated 14-year performance period of the license agreement. Revenue recognition of the prepayment for calcitonin purchases was recognized as we shipped product to Novartis during 2004. In 2007, under our 2004 agreement, we received a $5,500,000 milestone payment from Novartis for the initiation of their oral calcitonin Phase III clinical study for osteoporosis. This milestone is being recognized over the estimated remaining 11-year performance period of the license agreement. We have received an aggregate of $13,700,000 from Novartis under this agreement. For 2008, 2007 and 2006, respectively, we recognized $893,000, $810,000 and $393,000 in licensing revenue. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is being used by Novartis in ongoing clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us. During 2008, 2007 and 2006, and since inception, direct and indirect costs associated with this project, included in research, development and facility expenses, were approximately $124,000, $3,000, $0 and $4,067,000, respectively.

License Agreement

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Under the terms of the agreement, we received an up-front payment of $3,000,000 from USL in 2002. Revenue recognition of the up-front licensing fee has been deferred over the estimated 19-year performance period of the license agreement. During 2003, we received a $3,000,000 milestone payment from USL for the FDA’s acceptance for review of our nasal calcitonin NDA. Fortical was approved by the FDA and launched by USL in August 2005. During 2005, we received the final $4,000,000 milestone payment for the FDA’s approval of Fortical. During 2006, we recognized $2,822,000 in sales revenue, $2,451,000 in royalty revenue and $158,000 in licensing revenue. Revenue for the year ended December 31, 2007 consists of the recognition of $158,000 of licensing revenue from USL in addition to $10,559,000 in sales to USL and $5,572,000 in royalties from USL. Revenue for the year ended December 31, 2008 consists of the recognition of $158,000 of licensing revenue from USL, in addition to $10,058,000 in sales to USL and $6,520,000 in royalties from USL. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectability. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports were based on their manufacturing quarters, which differed from calendar quarters by one month. Therefore, our quarterly reporting periods prior to 2007 did not include royalty revenue for the last month of that period as such information was not available and could not be reliably estimated at that time. Beginning in the first quarter of 2007, USL provided, and will continue to provide, royalty information for the last month of each calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) included royalty revenue for four months, from December 2006 through March 2007. Future quarters have reported three months of royalty revenue, corresponding to our calendar quarters. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the market place and, therefore, are difficult to predict. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. We do not yet know the effect on Fortical sales and royalties of the launch of these competing products. It is reasonable to assume that certain providers may substitute these products for Fortical and, in that event, Fortical sales and royalties would decrease. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

20. Legal Matters

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis, is covered by the Fortical Patent. In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product, which is the subject of an Apotex pending ANDA. On July 24, 2006, we and USL jointly filed a lawsuit against Apotex in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provided for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. In December 2008 this stay ended and we and Apotex entered a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States. The preliminary injunction will remain in effect until the court renders a final decision on the validity and infringement of Unigene’s U.S. Patent. In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement. We are seeking a ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical Patent and its ANDA should not be approved before the expiration date of the Fortical Patent. We are also seeking an injunction to prevent Apotex from commercializing its ANDA product before the expiration of the Fortical Patent and to recover the attorneys’ fees and costs which we and USL incur in connection with these proceedings. However, there is the usual litigation risk that we will not be successful in the suit. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

21. Deferred Compensation Plan

In December 2005, our Board of Directors approved the adoption of a deferred compensation plan for Dr. Ronald Levy, Executive Vice President and Director of the Company, and Dr. Warren Levy, President, Chief Executive Officer and Director of the Company. Previously, Drs. Levy were the beneficiaries of split-dollar life insurance policies owned by the Company with a face value of $1,000,000 each that were originally purchased in 1988. These policies were terminated without any consideration paid to them in 2005 due to changes in the tax law as well as Sarbanes-Oxley regulations, and we received the entire cash proceeds. In recognition of the services of Drs. Levy and the cancellation of the split-dollar life insurance policies, the Board recommended the adoption of a deferred compensation plan. The major features of the plan are as follows: The Company agrees to credit a book account with $25,000 per year on January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for each participant; the credits to the accounts would be 100% vested; upon the death of a participant, any remaining contributions would be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions shall be made to each participant’s account. The related contracts were finalized and executed in February 2006. Therefore, we recognized this liability in the first quarter of 2006 in the amount of $304,000, which represented the net present value of the future payments. As of December 31, 2008, this liability was approximately $371,000. As of December 31, 2008, both of these accounts had been funded to date in the aggregate amount of $142,000 ($150,000 less $8,000 in interest and investment losses) and these accounts are included on the Balance Sheet in other assets.

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

22. Selected Quarterly Financial Data (Unaudited)

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$4,314,098	$4,977,853	$5,083,820	$4,853,662
Operating loss	(1,547,735)	(867,758)	(334,128)	(2,200,352)
Net loss	(1,853,266)	(1,201,239)	(686,515)	(2,337,402)
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.03)

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$6,328,272	$4,718,212	$6,343,470	$3,032,875
Operating income (loss)	124,251	(1,039,589)	39,514	(2,223,534)
Net loss	(244,168)	(1,294,039)	(239,928)	(1,670,205)
Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were designed and were being operated in an effective manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Annual Report on Internal Control Over Financial Reporting. The management of Unigene Laboratories, Inc. (“Unigene” or the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2008. This report appears on page 48.

Changes in Internal Control Over Financial Reporting. Our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Unigene Laboratories, Inc.

We have audited Unigene Laboratories, Inc.’s (the “Company”) (a Delaware Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Unigene Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Unigene Laboratories, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Unigene Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 12, 2009, expressed an unqualified opinion thereon.

GRANT THORNTON LLP

New York, New York

March 12, 2009

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in the sections entitled “Information Regarding Directors, Nominees and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 25, 2009 and is hereby incorporated by reference.

Item 11.	Executive Compensation.

The information required by this item will be included in the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 25, 2009 and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 25, 2009 and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 25, 2009 and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be included in the section entitled “Proposal 2: Ratification of the Appointment of Independent Auditors” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 25, 2009 and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements.

The Financial Statements and Supplementary Data are listed under Item 8 of this Report on Form 10-K.

(b) Exhibits.

See Index to Exhibits which appears on Pages 50-53.

(c) Financial Statement Schedules.

None.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Unigene Laboratories, Inc., dated October 31, 1980, as filed with the Secretary of State in the State of Delaware on November 3, 1980, and all amendments thereto (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

3.2	Amended By-Laws of Unigene Laboratories, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.1	Rights Agreement between Unigene Laboratories, Inc. and Registrar and Transfer Company, dated December 20, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated December 23, 2002).

4.2	Specimen Certificate for Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

10.1	Lease agreement between Unigene Laboratories, Inc. and Fulton Street Associates, dated May 20, 1993 (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).

10.2	First Amendment to lease agreement between Unigene Laboratories, Inc. and Fulton Street Associates, dated May 20, 1993 (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.3	Second Amendment to Lease between Fulton Street Associates and Unigene Laboratories, Inc., dated as of May 15, 2003 (incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 1 to Registrant’s Registration Statement No. 333-75960, filed August 1, 2003).

10.4	1994 Employee Stock Option Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement dated April 28, 1994, which is set forth as Appendix A to Exhibit 28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

10.5	Directors Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).**

10.6	2000 Stock Option Plan (incorporated by reference to Attachment A to the Registrant’s Schedule 14A, filed April 28, 2000, containing the Registrant’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders). **

10.7	Unigene Laboratories, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Appendix B of the Registrant’s Schedule 14A, filed April 24, 2006, containing the Registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders). **

10.8	Form of Incentive Stock Option Agreement under 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).**

10.9	Form of Non-qualified Stock Option Agreement under 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).**

10.10	Form of Restricted Stock Agreement under 2006 Stock-Based Incentive Compensation Plan.**

10.11	Employment Agreement between Unigene Laboratories, Inc. and Warren P. Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.12	First Amendment to Employment Agreement between Unigene Laboratories, Inc. and Warren P. Levy, dated December 22, 2008.**

10.13	Employment Agreement between Unigene Laboratories, Inc. and Ronald S. Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.14	First Amendment to Employment Agreement between Unigene Laboratories, Inc. and Ronald S. Levy, dated December 22, 2008.**

10.15	Employment Agreement between Unigene Laboratories, Inc. and Jay Levy, dated January 1, 2000 (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

Exhibit Number	Description
10.15.1	First Amendment to Employment Agreement between Unigene Laboratories, Inc. and Jay Levy, dated December 22, 2008.**

10.16	Summary of Deferred Compensation Plan between Unigene Laboratories, Inc. and Dr. Warren P. Levy and Dr. Ronald S. Levy, dated December 14, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, dated December 14, 2005).**

10.17	Non-qualified Deferred Compensation Agreement between Unigene Laboratories, Inc. and Dr. Warren P. Levy, dated February 1, 2006.**

10.18	Non-qualified Deferred Compensation Agreement between Unigene Laboratories, Inc. and Dr. Ronald S. Levy, dated February 1, 2006.**

10.19	Amendment to Non-qualified Deferred Compensation Agreement between Unigene Laboratories, Inc. and Dr. Warren P. Levy, dated December 19, 2008.**

10.20	Amendment to Non-qualified Deferred Compensation Agreement between Unigene Laboratories, Inc. and Dr. Ronald S. Levy, dated December 22, 2008.**

10.21	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 18, 2008).

10.22	Director Stock Option Agreement between Allen Bloom and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).**

10.23	Director Stock Option Agreement between J. Thomas August and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).**

10.24	Joint Venture Contract between Shijiazhuang Pharmaceutical Group Company, Ltd., and Unigene Laboratories, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A , filed March 5, 2008, for the quarter ended June 30, 2000.)*

10.25	Articles of Association of Shijiazhuang-Unigene Pharmaceutical Corporation Limited, dated June 15, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Quarterly Report on Form 10-Q/A, filed March 5, 2008 for the quarter ended June 30, 2000.)*

10.26	Agreement by and between Shijiazhuang Pharmaceutical Group Company, Ltd. and Unigene Laboratories, Inc., dated April 23, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2008)*

10.27	Technology Transfer Agreement by and between Shijiazhuang Pharmaceutical Group Corporation and Unigene Laboratories, Inc., dated April 23, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2008)*

10.28	Agreement of Assignment among Shijiazhuang Pharmaceutical Group Corporation, Unigene Laboratories Inc., and China Pharmaceutical Group Limited, dated April 23, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2008).

10.29	Stock Purchase Agreement, dated as of May 10, 2008, between Unigene Laboratories, Inc. and Tin Lon Investment Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2008).

10.30	License agreement between Unigene Laboratories, Inc. and SmithKline Beecham Corporation, dated April 13, 2002 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2005). *

10.31	Amendment No. 1 to License Agreement dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and SmithKline Beechman Corporation, dated January 16, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.32	Amendment No. 2 to License Agreement dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and SmithKline Beecham Corporation, dated October 14, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.33	Amendment No. 3 to License Agreement dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and SmithKline Beecham Corporation, dated September 23, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

Exhibit Number	Description
10.34	Amendment No. 4 to License Agreement dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and SmithKline Beecham Corporation, dated May 27, 2004 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.35	Amendment No. 5 to License Agreement dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and SmithKline Beecham Corporation, dated January 24, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.36	Amendment No. 6 to License Agreement dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and SmithKline Beecham Corporation, dated April 9, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.37	License and development agreement between Upsher-Smith Laboratories, Inc. and Unigene Laboratories, Inc., dated November 26, 2002 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A, dated October 16, 2007). *

10.38	License Agreement, dated April 7, 2004, between Unigene Laboratories, Inc. and Novartis Pharma AG (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.39	Common Stock Purchase Agreement, dated April 7, 2005, between Unigene Laboratories, Inc. and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, dated April 13, 2005).

10.40	Registration Rights Agreement, dated April 7, 2005, between Unigene Laboratories, Inc. and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, dated April 13, 2005).

10.41	Securities Purchase Agreement between Unigene Laboratories, Inc. and the Buyers listed therein, dated March 16, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 22, 2006).

10.42	Registration Right Agreement between Unigene Laboratories, Inc. and the Buyers listed therein, dated March 17, 2006 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed March 22, 2006).

10.43	Warrant to Purchase Common Stock of Unigene Laboratories, Inc., for the benefit of Magnetar Capital Master Fund, Ltd., dated March 17, 2006 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed March 22, 2006).

10.44	Amended and Restated Security Agreement, dated May 10, 2007, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K, dated May 10, 2007). *

10.45	Patent Security Agreement, dated March 13, 2001, between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference to Exhibit 10.38 of Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.46	First Amendment to Patent Security Agreement, dated May 29, 2001, between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference to Exhibit 10.39 of Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.47	Second Amendment to Patent Security Agreement, dated November 26, 2002, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.48	Third Amendment to Patent Security Agreement, dated May 10, 2007, by and between Unigene Laboratories, Inc. and the Jaynjean Family Limited Partnership (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K, dated May 10, 2007).*

10.49	Mortgage and Security Agreement, dated July 13, 1999, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.50	Modification of Mortgage and Security Agreement, dated August 5, 1999, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.51	Modification of Mortgage and Security Agreement, dated May 10, 2007, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K, dated May 10, 2007).*

10.52	Third Modification of Mortgage and Security Agreement, dated September 30, 2008, by and between the Company and Jay Levy, incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 6, 2008 (the “8-K Report”).

10.53	Financing Agreement, dated as of September 30, 2008, by and among the Company, the Lenders and Victory Park Management, LLC, as agent, incorporated by reference from Exhibit 10.1 to the 8-K Report.

10.54	Senior Secured Term Note, dated September 30, 2008, issued by the Company in favor of the Lender signatory to the Financing Agreement, incorporated by reference from Exhibit 10.2 to the 8-K Report.

10.55	Pledge and Security Agreement, dated as of September 30, 2008, by and among the Company, Victory Park Management, LLC, as agent, and the Secured Parties, incorporated by reference from Exhibit 10.3 to the 8-K Report. *

10.56	Registration Rights Agreement, dated as of September 30, 2008, by and among the Company and the Lenders, incorporated by reference from Exhibit 10.4 to the 8-K Report.

10.57	Affiliate Subordination Agreement, dated as of September 30, 2008, by and among the Company, Jay Levy, Jaynjean Levy Family Limited Partnership and Victory Park Management, LLC, as agent for the Lenders, incorporated by reference from Exhibit 10.5 to the 8-K Report.

10.58	Amended and Restated Secured Promissory Note, dated September 30, 2008, issued by the Company in favor of Jay Levy, incorporated by reference from Exhibit 10.6 to the 8-K Report.

10.59	Amended and Restated Secured Promissory Note, dated September 30, 2008, issued by the Company in favor of the Jaynjean Levy Family Limited Partnership, incorporated by reference from Exhibit 10.7 to the 8-K Report.

10.60	Lock-Up Agreement, dated as of September 30, 2008, by and among the Company and the Lenders, incorporated by reference from Exhibit 10.9 to the 8-K Report.

23.1	Consent of Grant Thornton LLP.

24.1	Power of Attorney (included on signature pages to this report).

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.

March 16, 2009	/s/ Warren P. Levy
Warren P. Levy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2009	/s/ Warren P. Levy
Warren P. Levy, President, Chief Executive Officer and Director (Principal Executive Officer)

March 16, 2009	/s/ Jay Levy
Jay Levy, Treasurer and Director

March 16, 2009	/s/ Ronald S. Levy
Ronald S. Levy, Secretary, Executive Vice President and Director

March 16, 2009	/s/ William Steinhauer
William Steinhauer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

March 16, 2009	/s/ J. Thomas August
J. Thomas August, Director

March 16, 2009	/s/ Allen Bloom
Allen Bloom, Director

March 16, 2009	/s/ Zvi Eiref
Zvi Eiref, Director

March 16, 2009	/s/ Robert F. Hendrickson
Robert F. Hendrickson, Director

March 16, 2009	/s/ Marvin L. Miller
Marvin L. Miller, Director

March 16, 2009	/s/ Bruce S. Morra
Bruce S. Morra, Director

March 16, 2009	/s/ Peter Slusser
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