Form 10-Q
period 2009-06-30
UNIGENE LABORATORIES INC
filed 2009-08-10
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☐    No  ☐.

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

Common Stock, $.01 Par Value—90,760,706 shares as of July 31, 2009

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIGENE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,598,698	$8,583,226
Accounts receivable	3,310,342	4,635,036
Inventory, net	3,168,735	3,180,019
Prepaid interest	280,000	525,000
Prepaid expenses and other current assets	4,630,095	1,994,077

Total current assets	15,987,870	18,917,358

Noncurrent inventory	3,224,516	1,649,690
Property, plant and equipment, net	3,893,206	4,023,434
Patents and other intangibles, net	2,192,113	2,064,182
Investment in joint venture	1,813,088	1,447,418
Deferred financing costs, net	360,022	385,787
Other assets	220,364	153,110

Total assets	$27,691,179	$28,640,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,075,818	$708,134
Accrued expenses	2,013,757	2,038,902
Current portion – deferred licensing fees	1,250,756	1,256,756
Notes payable – Levys	786,876	—
Accrued interest	393,058	—

Total current liabilities	5,520,265	4,003,792

Notes payable – Levys, excluding current portion	14,950,641	15,737,517
Note payable – Victory Park–net of discount of $1,746,469 in 2009 and $1,536,561 in 2008	17,790,737	13,463,439
Accrued interest – principally to Levys, excluding current portion	2,559,775	2,094,973
Accrued expenses, excluding current portion	277,908	370,544
Deferred licensing fees, excluding current portion	10,078,189	10,726,069
Deferred compensation	399,378	371,146
Due to joint venture partner, net of discount of $100,911 in 2009 and $129,043 in 2008	986,589	845,957

Total liabilities	52,563,482	47,613,437

Commitments and contingencies
Stockholders’ deficit:
Common Stock – par value $.01 per share, authorized 135,000,000 shares, issued and outstanding: 90,731,763 shares in 2009 and 90,195,520 shares in 2008	907,318	901,955
Additional paid-in capital	110,287,892	109,457,677
Accumulated deficit	(136,067,513)	(129,332,090)

Total stockholders’ deficit	(24,872,303)	(18,972,458)

Total liabilities and stockholders’ deficit	$27,691,179	$28,640,979

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:
Product sales	$2,729,701	$2,634,687	$4,039,154	$5,287,141
Royalties	1,077,518	1,474,862	2,403,673	2,613,225
Licensing revenue	313,690	314,190	627,880	628,380
Development fees and other	175,677	554,114	417,295	763,205

	4,296,586	4,977,853	7,488,002	9,291,951

Operating expenses:
Cost of goods sold	988,565	1,511,732	1,466,935	3,101,526
Research, development and facility expenses	3,012,257	2,362,646	5,698,974	4,487,501
General and administrative	2,643,877	1,969,681	4,922,822	4,115,774

	6,644,699	5,844,059	12,088,731	11,704,801

Operating loss	(2,348,113)	(866,206)	(4,600,729)	(2,412,850)

Other income (expense):
Interest and other income	34,621	22,071	76,347	41,352
Interest expense	(1,161,808)	(355,552)	(2,227,106)	(680,364)
Loss from investment in joint venture	(50,991)	(1,552)	(116,286)	(2,643)
Gain on technology transfer to joint venture	66,176	—	132,351	—

Loss before income taxes	(3,460,115)	(1,201,239)	(6,735,423)	(3,054,505)
Income tax expense	—	—	—	—

Net loss	$(3,460,115)	$(1,201,239)	(6,735,423)	$(3,054,505)

Loss per share – basic and diluted:
Net loss per share	$(0.04)	$(0.01)	$(0.07)	$(0.03)

Weighted average number of shares outstanding – basic and diluted	90,358,544	88,370,858	90,220,074	88,062,286

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2009

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number of Shares	Par Value
Balance, January 1, 2009	90,195,520	$901,955	$109,457,677	$(129,332,090)	$(18,972,458)

Issuance of stock to Victory Park	375,000	3,750	360,000	—	363,750

Stock issued in lieu of director fees	67,243	673	38,328	—	39,001

Recognition of restricted stock compensation expense	—	—	90,715	—	90,715

Issuance of restricted stock	60,000	600	(600)	—	—

Discount on note payable issued to joint venture partner	—	—	9,569	—	9,569

Recognition of stock option compensation expense – employees and directors	—	—	222,963	—	222,963

Recognition of stock option compensation expense –consultants	—	—	99,210	—	99,210

Exercise of stock options	34,000	340	10,030	—	10,370

Net loss	—	—	—	(6,735,423)	(6,735,423)

Balance, June 30, 2009	90,731,763	$907,318	$110,287,892	$(136,067,513)	$(24,872,303)

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,735,423)	$(3,054,505)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(653,880)	(744,630)
Recognition of non-cash interest expense	376,207	—
Non-cash equity compensation	451,889	286,788
Depreciation and amortization of long-lived assets	353,831	333,775
Increase in accrued interest-stockholders	857,860	663,027
Increase in deferred compensation	28,232	15,916

Changes in operating assets and liabilities:
Decrease in accounts receivable	1,324,694	693,900
Decrease in prepaid interest	245,000	—
Increase in inventory	(1,563,542)	(185,373)
Increase in other assets	(2,719,338)	(101,053)
Increase (decrease) in accounts payable and accrued expenses	287,603	(84,604)
Increase in deferred revenue	—	143,750

Net cash used in operating activities	(7,746,867)	(2,033,009)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in joint venture	(237,104)	(319,100)
Construction of leasehold and building improvements	(50,664)	(502,035)
Purchase of equipment and furniture	(135,969)	(750,948)
Increase in patents and other intangibles	(164,902)	(249,345)
Decrease in other assets	—	4,335

Net cash used in investing activities	(588,639)	(1,817,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable – Victory Park, net	4,803,402	—
Repayment on note payable – Victory Park	(462,794)	—
Proceeds from sale of stock, net	—	1,934,305
Repayment of capital lease obligations	—	(24,707)
Proceeds from exercise of stock options	10,370	—

Net cash provided by financing activities	4,350,978	1,909,598

Net decrease in cash and cash equivalents	(3,984,528)	(1,940,504)
Cash and cash equivalents at beginning of period	8,583,226	3,677,637

Cash and cash equivalents at end of period	$4,598,698	$1,737,133

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued with debt financing	$363,750	—
Contribution to joint venture financed through interest-free note payable to joint venture partner	$112,500	$1,050,000
Cash payments:
Cash paid for interest	$700,000	$4,800
Cash paid for income taxes	—	—

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

NOTE A – LIQUIDITY

We need additional cash from increases in Fortical sales or royalties, milestones from existing agreements or upfront payments from new agreements or from financings in order to meet our near-term obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

At June 30, 2009, we had cash and cash equivalents of $4,599,000, a decrease of $3,985,000 from December 31, 2008 primarily due to expenditures related to our upcoming Phase III clinical trial for oral calcitonin. We had working capital of approximately $10,468,000. On September 30, 2008 we entered into a financing agreement with Victory Park Management, LLC (“Victory Park”) pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note and 1,125,000 shares of our common stock, and we received net proceeds of $14,372,000 after fees and closing expenses. In May 2009, we issued an additional $5,000,000 of term notes to affiliates of Victory Park, along with 375,000 shares of our common stock, under the same terms as the previous notes. We received net proceeds of $4,803,000 after fees and closing expenses (see Note H). Other cash received during the second quarter of 2009 was primarily from Fortical sales and royalties received under our agreement with Upsher-Smith Laboratories, Inc. (“USL”) (see Note D). Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans, (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in the future. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

We believe that in the short-term we will generate cash to apply toward funding our operations primarily through sales of Fortical to USL and royalties on USL’s sales of Fortical and, in the long-term, on sales and royalties from the sale of Fortical, the achievement of milestones under our existing license agreements and revenue on future licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral and nasal forms of calcitonin, as well as for other peptides, for our peptide manufacturing technology and for our site-directed bone growth (“SDBG”) technology. However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of manufacturing processes and delivery technologies for various peptide products for the treatment of osteoporosis, including nasal and oral calcitonin and oral parathyroid hormone (“PTH”). We are also developing potential products in the areas of SDBG and food reduction. In general, we seek to develop the basic product or technology and then license the product or technology to an established pharmaceutical, biotechnology or medical device company to complete the development, clinical trials and regulatory process and to market the product. As a result, we will not control the nature, timing or cost of bringing our products and technologies to market. Each of these products and technologies is in various stages of completion.

•

For nasal calcitonin, we signed a license agreement in November 2002 with USL. Fortical was approved by the Food and Drug Administration (“FDA”) and launched by USL in August 2005, generating sales and royalties for us.

•

For oral calcitonin, we have interests in two ongoing programs. An external program for which we have licensed our calcitonin manufacturing technology to Novartis is currently in Phase III clinical trials. We would receive royalties on any calcitonin product commercialized by Novartis that utilizes our calcitonin manufacturing technology. The anticipated completion date is outside our control. For our internal program, we are seeking a licensee to participate in our product’s development. A small, short-term Phase I human study was initiated and successfully concluded in 2007. In 2008, we initiated and successfully concluded a Phase I/II clinical study for oral calcitonin. Because additional clinical trials are still necessary for our oral calcitonin product, and we have not yet licensed the product, it is too early to speculate on the probability or timing of a marketable oral calcitonin product. We have incurred expenses in both 2008 and 2009 related to our upcoming Phase III trial and we need a partner to fund the remaining costs of the trial. Through June 30, 2009, we have capitalized approximately $4,400,000 of these Phase III expenditures under the assumption that we will license this program. The realization of this amount is dependent upon finalizing a license agreement for this program. These costs are included on our balance sheet in prepaid expenses and other current assets.

•

For oral PTH, we signed a license agreement with GlaxoSmithKline (“GSK”) in April 2002. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. A small, short-term Phase I human study was initiated in October 2008 and successfully completed using our improved oral delivery technology. PTH is in an early stage of development and it is therefore too early to speculate on the probability or timing of a marketable oral PTH product. We may incur certain additional development costs which we currently cannot estimate. GSK may ultimately purchase, and thereby acquire the rights to, our data from our development activities for a fixed purchase price, but we have no assurances that they will do so.

•

Under the terms of various agreements related to our joint venture in China with Shijiazhuang Pharmaceutical Group Corporation (“SPG”) and China Pharmaceutical Group Limited (“CPG”), we are obligated to contribute up to $3,150,000 as our initial capital contribution, consisting of $1,050,000 in cash, payable in 2010, and the balance in certain technologies and know-how which we are licensing to the joint venture (see Note I).

•

For our SDBG program, we have conducted various preclinical studies. This program is in a very early stage of development and, therefore, it is too early to speculate on the probability or timing of a license agreement for this technology or on a possible commercial product.

Due to our limited financial resources, any decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products or technologies, loss of patent protection, or not finalizing a license agreement for our oral calcitonin product, could have a material adverse effect on our cash flow and operations. In July 2006, we and USL jointly filed a patent infringement lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together, “Apotex”), for infringement of our nasal calcitonin patent. In December 2008, the United States District Court for the Southern District of New York entered a preliminary injunction, consented to by defendant Apotex, preliminarily enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States. In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement. If we are unsuccessful in our lawsuit, and if Apotex receives FDA approval and is able to launch its generic version of our product, the launch could have an adverse effect on our cash flow and operations. In December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par Pharmaceutical Companies, Inc. also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. In addition, any material interruption or failure in manufacturing, marketing or distribution of Fortical will have a material adverse effect on our cash flow and operations. Any event that has a material adverse effect on our cash flow and operations could trigger a default under our notes payable to Victory Park (see Note H).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would need to either secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations and to remain in compliance with covenants in our financing agreement with Victory Park. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether or not any of our products other than Fortical will be approved or will be commercially successful.

We have incurred annual operating losses since our inception and, as a result, at June 30, 2009, had an accumulated deficit of approximately $136,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products have increased from 2008 due to higher spending on internal research projects, including oral calcitonin, oral PTH and SDBG, as well as patent infringement litigation costs.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008 and early 2009. These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The credit crisis may continue for the foreseeable future. If it continues until that time when we may need additional financing, we may not be able to raise such capital on reasonable terms, if at all. In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our product could differ from our current expectations.

NOTE B – BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements of Unigene Laboratories, Inc. (the “Company”, “Unigene”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. Statement 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following Statement 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about the events or transactions that occurred after the balance sheet date. We adopted SFAS No. 165 effective June 30, 2009, which was the required effective date. We evaluated our June 30, 2009 financial statements for subsequent events through August 10, 2009, the date the financial statements were available to be issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 clarifies the application of

SFAS 157 in a market when an asset or liability is not being actively traded or the transaction is not orderly. We adopted FSP 157-4 effective April 1, 2009 and the adoption did not have a significant effect on our financial statements.

In November 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 applies to all investments accounted for under the equity method. It states that an entity shall measure its equity investment initially at cost. Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than Statement 141(R). However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized. An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. We adopted EITF 08-6 effective January 1, 2009 and the adoption did not have a significant effect on our financial statements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted FSP 157-3 effective January 1, 2009 and the adoption did not have a significant effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Unlike SAS No. 69, SFAS No. 162 is directed to the entity rather than the auditor. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411. The adoption of SFAS No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” We adopted FSP SFAS No. 142-3 effective January 1, 2009 and the adoption did not have a significant effect on our financial statements.

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

NOTE C – GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through June 30, 2009. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through June 30, 2009. There were no milestones achieved or PTH sales to GSK during 2009. Bulk product sales to licensees, prior to product approval, are unpredictable and subject to the needs of the licensee. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We and GSK agreed that we will conduct further development including a small Phase I study, which we initiated in 2008 and successfully concluded in 2009. We may incur certain additional development costs which we currently cannot estimate. GSK may acquire the data from our development activities for a fixed purchase price. However, there are no assurances that our development activities will be successful or that GSK will acquire the data. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the FDA and launched by USL in August 2005. Revenue for the three months ended June 30, 2009 consisted of the recognition of $39,000 of licensing revenue, $2,730,000 in sales to USL and $1,078,000 in royalties from USL. Revenue for the three months ended June 30, 2008 consisted of the recognition of $39,000 of licensing revenue from USL in addition to $2,635,000 in sales to USL and $1,475,000 in royalties from USL. Revenue for the six months ended June 30, 2009 consisted of $4,039,000 in Fortical sales to USL, $2,404,000 in royalties and $79,000 in licensing revenue. Revenue for the six months ended June 30, 2008 consisted of the recognition of $79,000 of licensing revenue, $5,287,000 in sales to USL and $2,613,000 in royalties from USL. At June 30, 2009, our accounts receivable from USL for sales and royalties were approximately $3,188,000. From August 2005 through June 2009, we have recognized an aggregate of $33,956,000 in Fortical sales and $19,560,000 in Fortical royalties. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. Future sales and royalties are contingent upon many factors including competition, including generic competition, pricing, promotion and acceptance in the marketplace and, therefore, are difficult to predict. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par Pharmaceutical also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. We may terminate the agreement in the event of a net sales shortfall. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We have received an aggregate of $13,700,000 from Novartis under this agreement through June 2009. For both the three months and six months ended June 30, 2009 and 2008, we recognized $223,000 and $446,000, respectively, in licensing revenue.

During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is being used by Novartis in their ongoing clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. Novartis will be conducting all future product development and clinical trials for its own oral calcitonin product. Therefore, the anticipated completion date is outside our control and unknown to us. If we and Novartis each successfully develop our own oral calcitonin products, we would be competing in this area. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

We will continue to develop our oral, nasal and injectable calcitonin products. If our oral calcitonin product is successfully developed, we would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility.

NOTE F – NOTES PAYABLE – LEVYS

To satisfy our short-term liquidity needs, the Levys from time to time (prior to 2003) made loans to us. At May 10, 2007 the outstanding principal and interest on these loans were $7,095,000 and $8,642,517, respectively, with interest rates ranging from 8.5% to 14.2%. The total owed on May 10, 2007 aggregated $15,737,517, of which approximately $8,900,000 in principal and interest were in default and was restructured as eight-year term notes, none of which are in default, with a fixed simple interest rate of 9% per annum. No gain or loss was recognized on the restructuring transaction. Required quarterly payments of principal and interest under these notes begin in May 2010 and continue over a five-year period, but payments may be made earlier without penalty. Total interest expense on all Levy loans was approximately $347,000 and $322,000, respectively, for the three months ended June 30, 2009 and 2008 and $688,000 and $638,000, respectively, for the six months ended June 30, 2009 and 2008. As of June 30, 2009, total accrued interest on all Levy loans was $2,772,000, of which $212,000 was classified as short-term and $2,560,000 was classified as long-term. The outstanding loans by these lenders to us totaled $15,737,517 as of June 30, 2009, of which $786,876 was classified as short-term and $14,950,641 was classified as long-term. These loans are collateralized by secondary security interests in our equipment, real property and certain of our patents.

Outstanding Levy loans consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	2009	2008
Long-term loans, current portion (1)	$787	$—
Long-term loans (1)	14,951	15,738

	15,738	15,738
Accrued interest, short-term	212	—
Accrued interest, long-term	2,560	2,084

Total loans and interest	$18,510	$17,822

(1)	These loans, held by Jay Levy and the Jaynjean Levy Family Limited Partnership (the “Levy Partnership”), resulted from the May 2007 restructuring of notes and accrued interest. Warren Levy and Ronald Levy are the general partners of the Levy Partnership. These loans consist of eight-year term notes with fixed simple interest rates of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the notes due to the deferred payment schedule contained in the notes. Quarterly payments of principal and interest will be made over a five-year period beginning in May 2010. The Jay Levy loan is collateralized by secondary security interests in certain of our fixed and other assets, including real property. The Levy Partnership loan is collateralized by secondary security interests in certain of our patents and patent applications. These loans have been subordinated to the Victory Park notes as of September 30, 2008 (see Note H).

NOTE G – INVENTORY

Inventories consisted of the following as of June 30, 2009 and December 31, 2008:

	2009	2008
Current Inventory

Finished goods – net of allowances of $787,000 and $829,000, respectively	$1,512,312	$1,316,039
Work in process	—	409,788
Raw materials – net of allowances of $25,000 in 2009 and $59,000 in 2008	1,656,423	1,454,192

Total	$3,168,735	$3,180,019

Noncurrent Inventory

Finished goods	$2,455,282	$1,001,364
Work in process	258,983	—
Raw materials	510,251	648,326

Total	$3,224,516	$1,649,690

Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and raw materials were $812,000 at June 30, 2009, a decrease of $76,000 from December 31, 2008. Based upon expected future orders, $2,455,000 of our finished goods inventory, $259,000 of our work in process inventory and $510,000 of our raw materials inventory were classified as a noncurrent asset at June 30, 2009. We expect this inventory to be fully recoverable, therefore no reserve was established.

NOTE H – NOTES PAYABLE – VICTORY PARK

On September 30, 2008 we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note. We received net proceeds of $14,372,000 after fees and closing expenses paid as of September 30, 2008. On May 22, 2009 we drew down the remaining $5,000,000 available under this agreement. The new term notes were purchased by Victory Park affiliates at a 3% discount to the face amount and we received net proceeds of $4,803,000 after fees and closing expenses. Pursuant to the financing agreement, we also issued to Victory Park affiliates an additional 375,000 shares of our common stock. The closing price for our common stock on May 22, 2009 was $0.97 per share, valuing the 375,000 shares at an aggregate of $363,750. The debt discount of $150,000 and the stock value aggregated $513,750 and are being recognized as interest expense over the remaining 28-month term of the notes on a straight-line basis which approximates the effective interest rate method. We also incurred additional legal and due diligence expenses of $46,600 which are shown as deferred financing costs ($360,022 at June 30, 2009) on our balance sheet. Our expenses incurred relating to the new Victory Park financing are also being amortized over the remaining 28-month term of the notes to interest expense on a straight-line basis which approximates the effective interest rate method. At closing, we also prepaid six months of interest on the additional $5,000,000 of term notes in the amount of $358,000. During January 2009, we repaid approximately $463,000 in principal due to a mandatory prepayment. For the three-month and six-month periods ended June 30, 2009 we recognized approximately $790,000 and $1,490,000, respectively, in cash and non-cash interest expense under these notes.

These notes bear interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum. We have the right to prepay the notes without penalty for prepayments up to $5,000,000 and for any prepayments after the first year.

In conjunction with this financing, loans held by Jay Levy and by the Levy Partnership were subordinated to the Victory Park notes. We have pledged all of our assets, including intellectual property, as collateral under the Victory Park notes.

Beginning October 1, 2008, so long as our note balance with Victory Park is at least $5,000,000, we must maintain a cash balance equal to at least 10% of the principal amount of the notes ($19,537,206 at June 30, 2009) and our cash flow (as defined in the agreement) must be at least $2,000,000 in any fiscal quarter or $9,000,000 in any three consecutive quarters. The agreement specifies certain events of default including, without limitation: failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the agreement); if Warren Levy or Ronald Levy shall, at any time for reasons other than health or without the endorsement of the other Unigene directors, cease to be employed in the same position with similar duties; and any material decline or depreciation in the value or market price of the collateral. Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply. As of June 30, 2009, we were in compliance with all of these covenants.

Aggregate maturities of all outstanding debt at June 30, 2009 were as follows:

2009	$—
2010	3,448,128
2011	22,684,709
2012	3,147,503
2013	3,147,503
Thereafter	3,934,380

36,362,223
Discount – Victory Park	(1,746,469)
Discount – Joint Venture Partner	(100,911)

$34,514,843

Presentation on Balance Sheet:

Notes payable – Levys: long-term (see Note F)	$14,950,641
Notes payable – Levys: short-term (see Note F)	786,876
Notes payable – Victory Park – net of discount of $1,746,469	17,790,737
Note payable – Joint Venture Partner – net of discount of $100,911 (see Note I)	986,589

$34,514,843

NOTE I – CHINA JOINT VENTURE

In June 2000, we entered into a joint venture agreement with SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. We own 45% of the joint venture and have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG contributed its existing injectable calcitonin license to the joint venture, which allowed the entity to sell its injectable calcitonin product in China. A new drug application (“NDA”) for injectable and nasal calcitonin products was filed in China in 2003. The approval of the joint venture’s NDA in China, and the timing of such approval, is uncertain. The joint venture began operations and sales of its injectable calcitonin product in 2002 under the aforementioned SPG license. Sales by the joint venture had been used to offset its costs. We account for our investment in the joint venture under the equity method. Our share of the losses in the joint venture for the six months ended June 30, 2009 and 2008 was approximately $116,000 and $3,000, respectively.

Unigene and SPG expanded the activities of the joint venture in 2008 to allow for the development and marketing of other pharmaceutical products. In April 2008, ground was broken for the global biotechnology park in the Shijiazhuang Economic and Technology Development Zone of Hebei Province, China that will house the joint venture. The joint venture, named Unigene Biotechnology Co. Ltd., will initially focus on manufacturing and research and development of salmon calcitonin and non-oral PTH and related products for China and possibly other global markets. Construction of the first building, which will ultimately house the research and development facility of the joint venture, is scheduled for completion in 2009. Construction also began in 2008 on a manufacturing facility which will be designed for peptide production and manufacture of injectable, oral and nasal final products. The combined capital investment commitment of both parties for the joint venture is $15,000,000, representing contributions of cash, technology and know-how which we are licensing to the joint venture. Unigene’s 45% share is therefore $6,750,000. The technologies and know-how that we have agreed to license to the joint venture have been assigned a total value of $4,500,000, leaving us with cash obligations of $2,250,000 which are payable in two installments of $1,050,000 ($75,000 of which has been paid, leaving a balance of $975,000) and $1,200,000. The cash contribution of $975,000 was payable after the joint venture was officially registered with the Chinese government, which occurred in May 2008 with the issuance to the joint venture of its certificate of incorporation and after the joint venture established its bank account, which occurred in August 2008. SPG has assigned its joint venture rights and obligations to its subsidiary, CPG. CPG has agreed to lend us the balance of our initial cash contribution of $975,000 as well an additional $112,500 for two years from August 2008 on an interest-free basis. We have therefore increased our investment in the joint venture balance sheet account by $1,162,500 and we have recorded at June 30, 2009 our repayment obligation at a discounted net present value of $986,589 using an effective interest rate of 9%. The original discount of $160,064 ($100,911 at June 30, 2009) was credited to additional paid-in capital representing a capital contribution by a related-party. During 2009 we increased our investment in the joint venture by an additional $237,000, representing engineering costs that we have incurred on behalf of the joint venture. In lieu of cash repayment of our initial cash contribution or future cash capital contributions, we may reduce our equity participation in the joint venture or provide additional technologies, or rights to products in China, to the joint venture. If we and our joint venture partner agree, in addition to or in lieu of future contributions, if any, by the partners, the joint venture may seek government or third party financing.

In each of the first and second quarters of 2009, we recognized a gain of $66,000 on the transfer of technology and know-how to the joint venture. This gain represents the difference between the fair value of the technology and licenses transferred and to be transferred to the joint venture and the book value of these assets. The joint venture valued these assets at $4,500,000; their book value was $0 representing a gain of $4,500,000. This gain will be recognized over 17 years, the estimated life of the transferred assets, at approximately $265,000 per year. Our joint venture investment primarily reflects 2008 contributions which were less than our proportionate share of the joint venture’s equity. This is primarily due to our recognition of the gain on the transfer of technology and know-how to the joint venture over seventeen years.

NOTE J – SHARE-BASED COMPENSATION

Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested. Based upon options issued to consultants, we recognized compensation expense of $91,000 and $99,000, respectively for the three months and six months ended June 30, 2009. We recognized compensation benefits of $1,000 and $16,000, respectively, for the three months and six months ended June 30, 2008. These amounts are included in research, development and facility expenses.

For the three months ended June 30, 2009, we recognized share-based compensation cost of $111,000, which consisted of $76,000 in general and administrative expenses and $35,000 in research, development and facility expenses. For the three months ended June 30, 2008, we recognized share-based compensation cost of $109,000, which consisted of $95,000 in general and administrative expenses and $14,000 in research, development and facility expenses. For the six months ended June 30, 2009, we recognized share-based compensation cost of $223,000, which consisted of $153,000 in general and administrative expenses and $70,000 in research, development and facility expenses. For the six months ended June 30, 2008, we recognized share-based compensation costs of $263,000, which consisted of $238,000 in general and administrative expenses and $25,000 in research, development and facility expenses. We did not capitalize any share-based compensation cost.

As of June 30, 2009, there was $783,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of less than 2 years.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected volatility	52.3%	58.8%	52.3%	58.8%
Expected dividends	—	—	—	—
Expected term (in years)	5.3	5.3	5.3	5.3
Risk-free rate	1.9%	3.0%	1.9%	3.0%
Forfeiture rate – employees	20%	20%	20%	20%
Forfeiture rate – officers and directors	0%	20%	0%	20%

For the three months and six months ended June 30, 2009 and 2008, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. The Company has no present intention of declaring any dividends. We based expected volatility on historical volatility of the Company’s stock on secondary markets. Option forfeiture rates are based on the Company’s historical forfeiture rates. We estimated the expected term of stock options using historical exercise experience.

A summary of option activity as of June 30, 2009 and changes during the six months then ended is presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	4,864,315	$1.37
Granted	721,000	0.62
Exercised	(34,000)	0.31
Forfeited or expired	(38,000)	1.02

Outstanding at June 30, 2009	5,513,315	$1.28	6.0	$3,063,000

Exercisable at June 30, 2009	3,805,565	$1.39	4.5	$2,134,000

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2009 and 2008 was $0.31 and $0.82, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2009 and 2008 was $0.31 and $0.82, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months and six months ended June 30, 2009 was $36,000. There were no options exercised during the first half of 2008.

Cash received from option exercises under all share-based payment arrangements for the three months and six months ended June 30, 2009 was $10,000. No tax benefit was realized from option exercises of the share-based payment arrangements for the three months and six months ended June 30, 2009.

Restricted Stock Awards

During 2008 and 2009, we granted restricted stock awards to certain officers and other employees that vest one year from their grant date. We recognized $33,000 and $91,000, respectively, of compensation expense during the three-month and six-month periods ended June 30, 2009 related to these restricted stock awards.

The following table summarizes restricted stock activity in 2009:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at January 1, 2009	178,961	$1.28
Changes during the period:
Shares granted	60,000	0.80
Shares vested	(153,961)	1.42
Shares forfeited	—	—

Nonvested balance at June 30, 2009	85,000	$0.70

As of June 30, 2009, there was $42,000 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted-average period of less than one year.

NOTE K – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for each of the three-month and six-month periods ended June 30, 2009 and 2008 because inclusion of our stock options and warrants (approximately 7,733,000 and 7,121,000 shares of common stock, if exercised, for the three-month periods ended June 30, 2009 and June 30, 2008 respectively, and approximately 7,484,000 and 6,728,000 shares of common stock, if exercised, for the six-month periods ended June 30, 2009 and June 30, 2008, respectively) would be antidilutive. The three months and six months ended June 30, 2009 include warrants to purchase an aggregate of 2,121,571 shares of common stock at exercise prices ranging from $1.77 to $4.25 per share, with expiration dates ranging from 2010 to 2015. The three months and six months ended June 30, 2008 include warrants to purchase an aggregate of 2,371,571 shares of common stock at exercise prices ranging from $0.90 to $4.25 per share, with expiration dates ranging from 2008 to 2015.

Reconciliation between the number of issued shares shown on the balance sheet and the number of shares used to determine EPS:

Issued shares per balance sheet	90,731,763
Unvested restricted stock-vests December 12, 2009 – May 1, 2010	(85,000)

Shares used in determining EPS	90,646,763

NOTE L – PATENTS AND OTHER INTANGIBLES

During the first quarter of 2009, we wrote-off fully amortized expired patents in the aggregate amount of $744,000.

NOTE M – LEGAL PROCEEDINGS

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects. Such forward-looking statements include those which express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. These forward-looking statements include statements about the following: our financial condition, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the delay in obtaining or the failure to obtain regulatory approvals for our products and litigation. Factors that could cause or contribute to differences in our results and outcomes include, without limitation, those discussed in “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2008, such as uncertain revenue levels, rapidly changing technologies, stock price volatility and other factors discussed in our various filings with the SEC.

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

Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. Our revenue for the past three years has primarily been derived from domestic sources. We have licensed in the U.S. our nasal calcitonin product for the treatment of osteoporosis, which we have trademarked as Fortical, to USL. Fortical was approved by the FDA in 2005. This is our first product approval in the United States. We have also licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis. We have also licensed worldwide rights to our manufacturing and delivery technologies for oral PTH for the treatment of osteoporosis to GSK. We have licensed to our Chinese joint venture certain proprietary technologies and know-how to support the research, development and manufacturing of recombinant salmon calcitonin and non-oral PTH, as well as other possible products, in the People’s Republic of China.

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

We compete with specialized biotechnology and biopharmaceutical companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par Pharmaceutical also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. For the first six months of 2009, compared to the first six months of 2008, Fortical sales to USL decreased 24% while Fortical royalties decreased 8%. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes on our Fortical patent. If we do not prevail in that litigation, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

We generate revenue through licensing and supply agreements with pharmaceutical companies and by achieving milestones, product sales and royalties under these agreements. Those agreements, to date, have not been sufficient to generate all of the cash necessary to meet our needs. In addition, there are risks that current collaborations will not be successful and that future collaborations will not be consummated. We have tried to mitigate these risks by developing additional proprietary technologies and by pursuing additional licensing opportunities but there is no guarantee that these efforts will be successful or sufficient.

We have also generated cash from loans, including officer loans, as well as from stock offerings. The loans have added debt to our balance sheet and the officer loans, after being restructured in 2007, require repayment over a five-year period beginning in May 2010. The Victory Park loans are due in full in September 2011. Our various stock offerings have provided the needed cash but it is uncertain whether we will be able to obtain future financing under favorable terms, or at all.

The current need of major pharmaceutical companies to add products to their pipeline is a favorable sign for us and for other small biopharmaceutical companies. However, this need is subject to rapid change and it is uncertain whether any additional pharmaceutical companies will have interest in licensing our products or technologies.

Revenue

Revenue is summarized as follows for the three-month and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Product Sales	$2,729,701	$2,634,687	$4,039,154	$5,287,141

Royalties	1,077,518	1,474,862	2,403,673	2,613,225

Licensing Revenue	313,690	314,190	627,880	628,380

Development Fees and other	175,677	554,114	417,295	763,205

	$4,296,586	$4,977,853	$7,488,002	$9,291,951

Revenue for the three months ended June 30, 2009 decreased $681,000, or 14%, to $4,297,000 from $4,978,000 in the comparable period in 2008. This was primarily due to a decrease in development fees and royalties. Fortical sales to USL increased 4% to $2,730,000 for the three months ended June 30, 2009 as compared to $2,635,000 for the three months ended June 30, 2008. Fortical sales fluctuate each quarter based upon USL’s ordering schedule. Fortical royalties for the quarter ended June 30, 2009 decreased $397,000, or 27%, to $1,078,000 from $1,475,000 in the comparable period of 2008. Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipments to its customers, and have declined since the launch of competitive products in December 2008.

Revenue for the six months ended June 30, 2009 decreased $1,804,000 or 19% to $7,488,000 from $9,292,000 in the comparable period in 2008. The six month decrease was primarily due to a decrease in Fortical revenue of $1,458,000. Fortical sales to USL decreased 24% to $4,039,000 for the six months ended June 30, 2009 from $5,287,000 for the six months ended June 30, 2008. Fortical royalties for the six months ended June 30, 2009 decreased $209,000 or 8%, to $2,404,000 from $2,613,000 in the comparable period of 2008. Sales and royalties have declined since the launch of competitive products in December 2008.

Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years. Licensing revenue was fairly constant from 2008 to 2009.

Development fees and other revenue decreased 68% to $176,000 in the second quarter of 2009 from $554,000 in the second quarter of 2008 and decreased 45% to $417,000 for the six months ended June 30, 2009 from $763,000 for the six months ended June 30, 2008 primarily due to the timing of development work and feasibility studies for various pharmaceutical and biotechnology companies.

Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees. It is therefore subject to uncertain timing and not predictive of future revenue. Bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional peptide sales are dependent upon the future needs of our partners, which we cannot currently estimate. Sales revenue from Fortical in 2009 and future years will depend on Fortical’s continued acceptance in the marketplace, as well as competition and other factors. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par Pharmaceutical launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. Therefore, it is unlikely that Fortical alone will generate sufficient revenue for us to achieve profitability. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes on our Fortical patent. If we do not prevail in that litigation, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

Costs and Expenses

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance. Cost of goods sold decreased 35% to $989,000 from $1,512,000 for the three months ended June 30, 2009 as compared to the same period in 2008, primarily due to improved margins which resulted from improved batch yields for calcitonin production. Cost of goods sold for the six months ended June 30, 2009 decreased 53% to $1,467,000 from $3,102,000 compared to the same period in 2008 primarily due to reduced Fortical sales to USL as well as improved margins which resulted from improved batch yields for calcitonin production. Cost of goods sold for 2009 and 2008 represented our costs associated with Fortical production for USL, whose purchases from us fluctuate each quarter. Cost of goods sold as a percentage of sales was 36% and 57%, respectively, for the second quarter of 2009 and 2008 and was 36% and 59%, respectively, for the six month periods ended June 30, 2009 and June 30, 2008. The improvement in margins in 2009 was due to the utilization of calcitonin produced by our more efficient manufacturing process. Future production related expenses for 2009 and later years are dependent upon the level of future Fortical sales, as well as possible peptide production to meet our partners’ needs.

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

Research, development and facilities expense increased $649,000, or 27% to $3,012,000 from $2,363,000 for the three months ended June 30, 2009 as compared to the same period in 2008. Oral calcitonin development increased $202,000 due to expenses related to our upcoming Phase III clinical trial. Production supplies allocated to research, development and facility expenses increased $181,000 due to reduced production for inventory, primarily due to two batch failures in the second quarter. In addition, consulting expenses increased $100,000 primarily due to additional noncash equity compensation. Research, development and facilities expense increased 27% to $5,699,000 from $4,488,000 for the six months ended June 30, 2009 as compared to the same period in 2008. The most significant increase was due to expenditures related to our oral PTH program which increased $396,000 in the first half of 2009 as compared to the first half of 2008. The increase was due to a Phase I clinical trial for PTH that was successfully completed in the first quarter of 2009. Oral calcitonin development increased $197,000 due to expenses related to our upcoming Phase III clinical trial. Production supplies allocated to research, development and facility expenses increased

$231,000 due to reduced production for inventory, primarily due to three batch failures in the first half of 2009. In addition, consulting expenses increased $137,000 primarily due to additional non-cash equity compensation. Research and development expenses may continue to increase in 2009, as compared to 2008, due to our continuing expenditures to further develop our oral calcitonin and oral PTH products (possibly including clinical trials).

General and administrative expenses increased $674,000, or 34%, to $2,644,000 from $1,970,000 for the three months ended June 30, 2009 as compared to the same period in 2008. The increase was primarily attributed to an increase of $695,000 in professional fees, including legal expenses related to the Apotex litigation as well as corporate licensing activities. General and administrative expenses increased $807,000, or 20%, to $4,923,000 from $4,116,000 for the six months ended June 30, 2009 as compared to the same period in 2008. The increase was primarily attributed to an increase of $831,000 in professional fees, including legal expenses related to the Apotex litigation as well as corporate licensing activities. We expect general and administrative expenses to continue to increase in 2009, as compared to 2008, due primarily to anticipated escalation of the aforementioned legal costs.

Interest Expense

Interest expense increased 226% in the second quarter of 2009 to $1,162,000 from $356,000 in the second quarter of 2008, and increased 228% for the six months ended June 30, 2009 to $2,227,000 from $680,000 for the six months ended June 30, 2008. These increases were primarily due to the $15,000,000 note issued to Victory Park on September 30, 2008, as well as the additional $5,000,000 of notes issued to affiliates of Victory Park on May 22, 2009. These notes bear interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum. During the three month and six month periods ended June 30, 2009 we recognized $790,000 and $1,490,000, respectively, in cash and non-cash interest expense under these notes. Interest expense for the remainder of 2009 will therefore be higher than the interest expense incurred during 2008. In addition, interest expense on the Levy loans increased 8% in the second quarter of 2009 to $347,000 from $322,000 in the second quarter of 2008, and increased 8% for the six months ended June 30, 2009 to $688,000 from $638,000 for the six months ended June 30, 2008. Interest expense will continue to increase in future periods until we make payments on our debt.

Loss from Investment in Joint Venture

This loss represents our 45% ownership percentage of our China joint venture’s profits and losses. Our share of the second quarter of 2009 loss of the joint venture was $51,000, an increase of $49,000 from the second quarter of 2008. Our share of the loss for the first six months of 2009 was $116,000, an increase of $114,000 from the first six months of 2008. Joint venture activities accelerated in the second half of 2008 due to the joint venture hiring additional personnel, beginning construction and other activities for its future manufacturing and research facilities. Losses will continue until the joint venture generates sufficient revenue to offset expenses. Currently, the joint venture is not generating any revenue.

Gain on Technology Transfer to Joint Venture

This gain represents the difference between the fair value of the technology and licenses transferred to the joint venture and the book value of these assets. The joint venture valued these assets at $4,500,000; their book value was $0 representing a gain of $4,500,000. This gain is being recognized over 17 years, the estimated life of the transferred assets, at approximately $265,000 per year. We began recognizing this gain during the fourth quarter of 2008 due to the significant transfer of know-how and technology in the fourth quarter of 2008.

Net Loss

Net loss for the three months ended June 30, 2009 increased approximately $2,259,000, or 188%, to $3,460,000 from $1,201,000 for the corresponding period in 2008. This was due to a reduction in revenue of $681,000, as well as increases in operating expenses of $801,000 and in interest expense of $806,000. Net loss for the six months ended June 30, 2009 increased approximately $3,680,000, or 120%, to $6,735,000 from $3,055,000 for the corresponding period in 2008. This was primarily due to a reduction in sales to USL of $1,248,000, as well as an increase in interest expense of $1,547,000 and an increase in research, development and facility expense of $1,211,000. These were partially offset by a decrease in cost of goods sold of $1,635,000 due to reduced Fortical sales to USL, as well as our more efficient manufacturing process. Net losses will continue unless we achieve sufficient non-deferred revenue from milestones under our GSK and Novartis agreements or sign new revenue generating research, licensing or distribution agreements.

LIQUIDITY AND CAPITAL RESOURCES

We need additional cash from increases in Fortical sales or royalties, milestones from existing agreements or upfront payments from new agreements or from financings in order to meet our near-term obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

At June 30, 2009, we had cash and cash equivalents of $4,599,000, a decrease of $3,985,000 from December 31, 2008 primarily due to expenditures related to our upcoming Phase III clinical trial for oral calcitonin. We had working capital of approximately $10,468,000. On September 30, 2008 we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note and 1,125,000 shares of our common stock, and we received net proceeds of $14,372,000 after fees and closing expenses. In May 2009, we issued an additional $5,000,000 of term notes to affiliates of Victory Park, along with 375,000 shares of our common stock, under the same terms as the previous notes. We received net proceeds of $4,803,000 after fees and closing expenses (see Note H). Other cash received during the second quarter of 2009 was primarily from Fortical sales and royalties received under our agreement with USL. Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans, (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in the future. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

We believe that in the short-term we will generate cash to apply toward funding our operations primarily through sales of Fortical to USL and royalties on USL’s sales of Fortical and, in the long-term, on sales and royalties from the sale of Fortical, and the achievement of milestones under our existing license agreements and revenue on future licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for oral and nasal forms of calcitonin, as well as for other peptides, for our peptide manufacturing technology and for our SDBG technology. However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

We are engaged in the research, production and delivery of peptide-related products. Our primary focus has been on the development of manufacturing processes and delivery technologies for various peptide products for the treatment of osteoporosis, including nasal and oral calcitonin and oral PTH. We are also developing potential products in the area of SDBG and food reduction. In general, we seek to develop the basic product or technology and then license the product or technology to an established pharmaceutical, biotechnology or medical device company to complete the development, clinical trials and regulatory process and to market the product. As a result, we will not control the nature, timing or cost of bringing our products and technologies to market. Each of these products and technologies is in various stages of completion.

•	For nasal calcitonin, we signed a license agreement in November 2002 with USL. Fortical was approved by the FDA and launched by USL in August 2005, generating sales and royalties for us.

•

For oral calcitonin, we have interests in two ongoing programs. An external program for which we have licensed our calcitonin manufacturing technology to Novartis is currently in Phase III. We would receive royalties on any calcitonin product commercialized by Novartis that utilizes our calcitonin manufacturing technology. The anticipated completion date is outside our control. For our internal program, we are seeking a licensee to participate in our product’s development. A small, short-term Phase I human study was initiated and successfully concluded in 2007. In 2008, we initiated and successfully concluded a Phase I/II clinical study for oral calcitonin. Because additional clinical trials are still necessary for our oral calcitonin product, and we have not yet licensed the product, it is too early to speculate on the probability or timing of a marketable oral calcitonin product. We have incurred expenses in both 2008 and 2009 related to our upcoming Phase III trial and we need a partner to fund the remaining costs of the trial. Through June 30, 2009, we have capitalized approximately $4,400,000 of these Phase III expenditures under the assumption that we will license this program. The realization of this amount is dependent upon finalizing a license agreement for this program. These costs are included on our balance sheet in prepaid expenses and other current assets.

•

For oral PTH, we signed a license agreement with GSK in April 2002. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. A small, short-term Phase I human study was initiated in October 2008 and successfully completed using our improved oral delivery technology. PTH is in an early stage of development and it is therefore too early to speculate on the probability or timing of a marketable oral PTH product. We may incur certain additional development costs which we currently cannot estimate. GSK may ultimately purchase, and thereby acquire the rights to, our data from our development activities for a fixed purchase price, but we have no assurances that they will do so.

•

Under the terms of various agreements related to our joint venture in China with SPG and CPG, we are obligated to contribute up to $3,150,000 as our initial capital contribution, consisting of $1,050,000 in cash, payable in 2010, and the balance in certain technologies and know-how which we are licensing to the joint venture (see Note I).

•

For our SDBG program, we have conducted various preclinical studies. This program is in a very early stage of development and, therefore, it is too early to speculate on the probability or timing of a license agreement for this technology or on a possible commercial product.

Due to our limited financial resources, any decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products or technologies, loss of patent protection, or not finalizing a license agreement for our oral calcitonin product, could have a material adverse effect on our cash flow and operations. In July 2006, we and USL jointly filed a patent infringement lawsuit against Apotex for infringement of our nasal calcitonin patent. In December 2008, the United States District Court for the Southern District of New York entered a preliminary injunction, consented to by defendant Apotex, preliminarily enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States. In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement. If we are unsuccessful in our lawsuit, and if Apotex receives FDA approval and is able to launch its generic version of our product, the launch could have an adverse effect on our cash flow and operations. In December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par Pharmaceutical also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. In addition, any material interruption or failure in manufacturing, marketing or distribution of Fortical will have a material adverse effect on our cash flow and operations. Any event that has a material adverse effect on our cash flow and operations could trigger a default under our note payable to Victory Park (see Note H).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would need to either secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations and to remain in compliance with covenants in our financing agreement with Victory Park. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether or not any of our products other than Fortical will be approved or will be commercially successful.

We have incurred annual operating losses since our inception and, as a result, at June 30, 2009, had an accumulated deficit of approximately $136,000,000. Our cash requirements to operate our research and peptide manufacturing facilities and develop our products have increased from 2008 due to higher spending on internal research projects, including oral calcitonin, oral PTH and SDBG, as well as patent infringement litigation costs.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008 and early 2009. These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The credit crisis may continue for the foreseeable future. If it continues until that time when we may need additional financing, we may not be able to raise such capital on reasonable terms, if at all. In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our product could differ from our current expectations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

On September 30, 2008 we entered into a financing agreement with Victory Park whereby Victory Park purchased $15,000,000 of three-year senior secured non-convertible term notes from us. In May 2009, we issued an additional $5,000,000 in notes to Victory Park. These notes bear interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum. Therefore, beginning in the fourth quarter of 2008, we were exposed to interest rate fluctuations in the near-term and long-term until these notes are repaid in full. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

The information below summarizes our market risks associated with interest bearing debt obligations as of June 30, 2009. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our debt instruments.

	Carrying Amount	Calendar Year
Debt Obligations		2009	2010	2011	2012	2013	Thereafter
Notes payable – Victory Park – Variable interest rate: 14% (1)	$19,537,206	$—	$—	$19,537,206	$—	$—	$—
Notes payable – Levys – Fixed interest rate: 9%	15,737,517	—	2,360,628	3,147,503	3,147,503	3,147,503	3,934,380
Loan payable – CPG – Fixed interest rate: 0%	1,087,500	—	1,087,500	—	—	—	—

Total	$36,362,223	$—	$3,448,128	$22,684,709	$3,147,503	$3,147,503	$3,934,380

(1)	Prime rate plus 7%, with a floor of 14% and a cap of 18%.

Item 4.	Controls and Procedures

For the quarterly period ending June 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were designed and were being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended. See “Special Note Regarding Forward-Looking Statements” in Part 1, Item 2 of this Quarterly Report.

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008. Except as noted below, no material changes to the risk factors disclosed in the 10-K have been identified during the three months ended June 30, 2009:

Unigene’s operations for 2009 and future years are highly dependent on the successful marketing and sales of Fortical and could be impacted by generic or other competition.

Fortical is our only product approved by the FDA. Any factors that adversely impact the marketing of Fortical including, but not limited to, competition, including generic competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will have a negative impact on our cash flow and operating results. For the first half of 2009, compared to the first half of 2008, Fortical sales to USL decreased 24% while Fortical royalties decreased 8%. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par Pharmaceutical also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes our Fortical patent. If we do not prevail in that litigation, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at June 30, 2009, we had an accumulated deficit of approximately $136,000,000. Our gross revenues for the six months ended June 30, 2009, and the years ended December 31, 2008, 2007 and 2006 were $7,488,000, $19,229,000, $20,423,000 and $6,059,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue for the six months ended June 30, 2009 and 2008 primarily consisted of Fortical sales and royalties. As of June 30, 2009, we had three material revenue generating license agreements. We believe that to achieve profitability we will require the successful commercialization of one or more of our products including our oral and nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and/or abroad.

For the six months ended June 30, 2009 we had an operating loss of $4,601,000. For 2008, 2007 and 2006 we had losses from operations of $4,950,000, $3,096,000 and $10,977,000, respectively. Our net loss for the six months ended June 30, 2009 was $6,735,000. Our net losses for the years ended December 31, 2008, 2007 and 2006 were $6,078,000, $3,448,000 and $11,784,000, respectively. We might never be profitable.

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

We require additional cash in the near term to sustain our operations and our ability to secure additional cash, such as from an oral calcitonin license agreement, is uncertain.

We had a cash flow deficit from operations of $7,747,000 for the six months ended June 30, 2009. We had a cash flow deficit from operations of $8,575,000 for 2008. We generated cash flow from operations of $3,283,000 for 2007. We had a cash flow deficit from operations of $10,962,000 for the year ended December 31, 2006. We believe that, in the near-term, we will generate cash to apply toward funding our operations through sales of Fortical to USL and from royalties from USL sales of Fortical. These funds will not be adequate to fully support our operations. We therefore need additional funds from new license agreements, such as from an oral calcitonin license agreement, or from financings in the near term to continue our operations.

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations.

There are numerous default provisions under our financing agreement with Victory Park and the entire $20,000,000 principal balance of these notes comes due in 2011.

Beginning October 1, 2008, under our financing agreement with Victory Park, so long as our note balance is at least $5,000,000, we must maintain a cash balance equal to at least 10% of the principal amount of the notes and our cash flow (as defined in the agreement) must be at least $2,000,000 in any fiscal quarter or $9,000,000 in any three consecutive quarters. The agreement specifies certain events of default including, without limitation: failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the agreement); if Warren Levy or Ronald Levy shall, at any time for reasons other than health or without the endorsement of the other Unigene directors, cease to be employed in the same position with similar duties; and any material decline or depreciation in the value or market price of the collateral. Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply. There is no assurance that we will be able to maintain a minimum cash balance of $2,000,000, or maintain an adequate cash flow, in order to avoid default. There are also no assurances that we will have sufficient cash from operations or from new financings to re-pay the Victory Park debt when it comes due in 2011, or that new financings will be available on favorable terms.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 25, 2009, we held our Annual Meeting of Stockholders in East Hanover, New Jersey. The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for and against or withheld and, as applicable, the number of abstentions and broker non-votes as to each such matter.

Our stockholders voted to elect the following individuals to serve as our Board of Directors, each for a one year term:

Nominee	For	Withheld
Jay Levy	58,681,024	10,538,271
Ronald S. Levy	58,695,707	10,523,588
Warren P. Levy	60,105,620	9,113,675
Allen Bloom	60,796,666	8,422,629
J. Thomas August	60,678,096	8,541,199
Zvi Eiref	62,210,884	7,008,411
Marvin L. Miller	60,546,177	8,673,118
Bruce Morra	60,567,832	8,651,463
Peter Slusser	60,416,973	8,802,322

Our stockholders voted as follows to ratify the appointment of Grant Thornton LLP as our independent auditors for the fiscal year ending December 31, 2009:

For	Against	Abstain
62,847,427	5,148,728	1,223,140

Our stockholders voted as follows to approve an amendment to our 2006 Stock-Based Incentive Compensation Plan:

For	Against	Abstain	Broker Non-Vote
25,996,634	11,624,496	433,429	31,164,736

Item 6.	Exhibits

Number	Description
10.1	Directors Plan Amendment

10.2	Form of Restricted Stock Award Agreement

10.3	Amended and Restated 2006 Stock-Based Incentive Compensation Plan

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

Date: August 10, 2009	By:	/s/ Warren P. Levy
Warren P. Levy, President
(Chief Executive Officer)

	By:	/s/ William Steinhauer
William Steinhauer, Vice President of Finance
(Principal Financial Officer and
Principal Accounting Officer)

UNIGENE LABORATORIES, INC.

INDEX TO EXHIBITS

No.	EXHIBIT
10.1	Directors Plan Amendment

10.2	Form of Restricted Stock Award Agreement

10.3	Amended and Restated 2006 Stock-Based Incentive Compensation Plan

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Principal Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer