Form 10-Q
period 2009-09-30
UNIGENE LABORATORIES INC
filed 2009-11-09
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $.01 Par Value—91,407,467 shares as of October 23, 2009

INDEX

UNIGENE LABORATORIES, INC.

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets: September 30, 2009 and December 31, 2008	3

Condensed Statements of Operations: Three months and nine months ended September 30, 2009 and 2008	4

Condensed Statement of Stockholders’ Deficit: Nine months ended September 30, 2009 Condensed Statements of Cash Flows: Nine months ended September 30, 2009 and 2008	5
6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1 A. Risk Factors	31

Item 6. Exhibits	34

SIGNATURES	35

INDEX OF EXHIBITS	36

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIGENE LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,171,288	$8,583,226
Accounts receivable	895,064	4,635,036
Inventory, net	3,020,234	3,180,019
Prepaid interest	101,112	525,000
Prepaid expenses and other current assets	4,648,503	1,994,077

Total current assets	12,836,201	18,917,358

Noncurrent inventory	3,829,461	1,649,690
Property, plant and equipment, net	3,824,972	4,023,434
Patents and other intangibles, net	2,324,331	2,064,182
Investment in joint venture	2,465,981	1,447,418
Deferred financing costs, net	319,957	385,787
Other assets	237,610	153,110

Total assets	$25,838,513	$28,640,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,079,654	$708,134
Accrued expenses	2,839,336	2,038,902
Current portion – deferred licensing fees	1,416,256	1,256,756
Notes payable – Levys	1,573,752	—
Accrued interest	933,668	—
Due to joint venture partner, net of discount of $117,446 in 2009	1,513,804	—

Total current liabilities	11,356,470	4,003,792

Notes payable – Levys, excluding current portion	14,163,765	15,737,517
Note payable – Victory Park–net of discount of $1,551,736 in 2009 and $1,536,561 in 2008	17,985,470	13,463,439
Accrued interest – principally to Levys, excluding current portion	2,362,197	2,094,973
Accrued expenses, excluding current portion	277,908	370,544
Deferred licensing fees, excluding current portion	9,765,500	10,726,069
Deferred compensation	422,113	371,146
Due to joint venture partner, net of discount of $129,043 in 2008	—	845,957

Total liabilities	56,333,423	47,613,437

Commitments and contingencies
Stockholders’ deficit:
Common Stock – par value $.01 per share, authorized 135,000,000 shares, issued and outstanding: 90,921,706 shares in 2009 and 90,195,520 shares in 2008	909,217	901,955
Additional paid-in capital	110,497,364	109,457,677
Accumulated deficit	(141,901,491)	(129,332,090)

Total stockholders’ deficit	(30,494,910)	(18,972,458)

Total liabilities and stockholders’ deficit	$25,838,513	$28,640,979

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
Product sales	$1,272,137	$2,644,567	$5,311,291	$7,931,708
Royalties	1,125,579	1,632,737	3,529,252	4,245,962
Licensing revenue	312,689	314,187	940,569	942,567
Development fees and other	21,359	492,329	438,654	1,255,534

	2,731,764	5,083,820	10,219,766	14,375,771

Operating expenses:
Cost of goods sold	478,565	1,455,684	1,945,500	4,557,210
Research, development and facility expenses	4,808,718	2,170,671	10,507,692	6,660,815
General and administrative	2,043,925	1,735,593	6,966,747	5,848,724

	7,331,208	5,361,948	19,419,939	17,066,749

Operating loss	(4,599,444)	(278,128)	(9,200,173)	(2,690,978)

Other income (expense):
Interest and other income (expense)	29,707	(4,465)	106,054	36,887
Interest expense	(1,298,479)	(347,922)	(3,525,585)	(1,028,286)
Loss from investment in joint venture	(31,938)	(56,000)	(148,224)	(58,643)
Gain on technology transfer to joint venture	66,176	—	198,527	—

Loss before income taxes	(5,833,978)	(686,515)	(12,569,401)	(3,741,020)
Income tax expense	—	—	—	—

Net loss	$(5,833,978)	$(686,515)	$(12,569,401)	$(3,741,020)

Loss per share – basic and diluted:
Net loss per share	$(0.06)	$(0.01)	$(0.14)	$(0.04)

Weighted average number of shares outstanding – basic and diluted	90,739,056	88,854,264	90,394,969	88,328,206

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

Nine Months Ended September 30, 2009

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2009	90,195,520	$901,955	$109,457,677	$(129,332,090)	$(18,972,458)

Issuance of stock to Victory Park in connection with debt issuance	375,000	3,750	360,000	—	363,750

Stock issued in lieu of director fees	91,886	919	72,581	—	73,500

Recognition of restricted stock compensation expense	—	—	105,614	—	105,614

Issuance of restricted stock	60,000	600	(600)	—	—

Discount on note payable issued to joint venture partner	—	—	42,265	—	42,265

Recognition of stock option compensation expense –employees and directors	—	—	300,896	—	300,896

Recognition of stock option compensation expense – consultants	—	—	73,585	—	73,585

Exercise of stock options	199,300	1,993	85,346	—	87,339

Net loss	—	—	—	(12,569,401)	(12,569,401)

Balance, September 30, 2009	90,921,706	$909,217	$110,497,364	$(141,901,491)	$(30,494,910)

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,569,401)	$(3,741,020)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(979,571)	(1,111,317)
Recognition of non-cash interest expense	611,005	—
Non-cash equity compensation	553,595	334,800
Depreciation and amortization of long-lived assets	545,330	505,179
Increase in accrued interest-stockholders	1,200,892	977,222
Increase in deferred compensation	50,967	7,531

Changes in operating assets and liabilities:
Decrease in accounts receivable	3,739,972	682,969
Decrease (increase) in prepaid interest	423,888	(1,050,000)
Increase in inventory	(2,019,986)	(509,848)
(Increase) decrease in other assets	(2,789,230)	113,178
Increase in accounts payable and accrued expenses	3,133,180	639,784
Increase in deferred revenue	178,500	143,750

Net cash used in operating activities	(7,920,859)	(3,007,772)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in joint venture	(312,009)	(477,665)
Construction of leasehold and building improvements	(76,916)	(510,649)
Purchase of equipment and furniture	(204,608)	(826,626)
Increase in patents and other intangibles	(325,493)	(423,906)
Decrease in other assets	—	4,335

Net cash used in investing activities	(919,026)	(2,234,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable – Victory Park, net	4,803,402	14,372,000
Repayment on note payable-Victory Park	(462,794)	—
Proceeds from sale of stock, net	—	1,934,305
Repayment of capital lease obligations	—	(36,817)
Proceeds from exercise of stock options	87,339	—

Net cash provided by financing activities	4,427,947	16,269,488

Net (decrease) increase in cash and cash equivalents	(4,411,938)	11,027,205
Cash and cash equivalents at beginning of period	8,583,226	3,677,637

Cash and cash equivalents at end of period	$4,171,288	$14,704,842

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued with debt financing	$363,750	$1,226,250
Contribution to joint venture financed through interest-free note payable to joint venture partner	$656,250	$975,000
Cash payments:
Cash paid for interest	$1,220,000	$1,082,000
Cash paid for income taxes	—	—

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

NOTE A – LIQUIDITY

We need additional cash from increases in Fortical® sales or royalties, milestones from existing agreements or upfront payments from new agreements or from financings in order to meet our near-term obligations. This raises substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2009, we had cash and cash equivalents of $4,171,000, a decrease of $4,412,000 from December 31, 2008 primarily due to expenditures related to our Phase III clinical trial for oral calcitonin. We had working capital of approximately $1,480,000. In October 2009, we received approximately $9,000,000 for certain expenditures related to our Phase III oral calcitonin clinical trial (see Note N). We need additional sources of cash in order to maintain all of our future operations. At our current rate of spending, we would need additional sources of cash in the first quarter of 2010.

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

Cash received during the third quarter of 2009 was primarily from Fortical sales and royalties received under our agreement with Upsher-Smith Laboratories, Inc. (“USL”) (see Note D). Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans, (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in the future. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

We believe that in the short-term we will generate cash to apply toward funding our operations primarily through sales of Fortical to USL and royalties on USL’s sales of Fortical and, in the long-term, on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue on future licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for nasal calcitonin, for various oral peptides, for our peptide

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

manufacturing technology and for our site-directed bone growth (“SDBG”) technology. However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

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

•

For oral calcitonin, we have interests in two ongoing programs. An external program for which we have licensed our calcitonin manufacturing technology to Novartis is currently in Phase III clinical trials (see Note E). We would receive royalties on any calcitonin product commercialized by Novartis that utilizes our calcitonin manufacturing technology. The anticipated completion date is outside our control. In October 2009 we licensed our internal program to a third party that will complete the product’s development. Because the Phase III trial only recently began for that oral calcitonin product it is too early to speculate on the probability or timing of the development of a marketable oral calcitonin product. We incurred expenditures in both 2008 and 2009 related to the Phase III trial for our internal program, but our new licensee will fund the remaining costs of the trial. Through September 30, 2009, we capitalized approximately $4,500,000 of these Phase III expenditures. These costs are included on our balance sheet in prepaid expenses and other current assets. For the first nine months of 2009, we recognized expenses of approximately $2,476,000. In October 2009, we received approximately $9,000,000 for certain expenditures related to the Phase III oral calcitonin clinical trial (see Note N).

•

For oral PTH, we signed a license agreement with GlaxoSmithKline (“GSK”) in April 2002 (see Note C). A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. A small, short-term Phase I human study was initiated in October 2008 and successfully completed using our improved oral delivery technology. PTH is in an early stage of development and it is therefore too early to speculate on the probability or timing of a marketable oral PTH product. We may incur certain additional development costs which we currently cannot estimate. GSK has the right to ultimately purchase, and thereby acquire the rights to, our data from our development activities for a fixed purchase price, but we have no assurances that they will do so.

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

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

Due to our limited financial resources, any further decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products or technologies or loss of patent protection, could have a material adverse effect on our cash flow and operations. In July 2006, we and USL jointly filed a patent infringement lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together, “Apotex”), for infringement of our nasal calcitonin patent. In December 2008, the United States District Court for the Southern District of New York entered a preliminary injunction, consented to by defendant Apotex, preliminarily enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States. In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement. In August 2009, the U.S. District Court, Southern District of New York, confirmed the validity of Unigene’s patent and issued an order permanently enjoining Apotex from engaging in any activity that infringes the patent. The motion of the plaintiffs, Unigene and its licensee USL, for summary judgment in the case was granted. Apotex is appealing this decision. If we are ultimately unsuccessful in defending our patent, and if Apotex receives FDA approval and is able to launch its generic version of our product, the launch could have an adverse effect on our cash flow and operations (see Note M). In December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par Pharmaceutical Companies, Inc. (“Par”) also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. In addition, any material interruption or failure in manufacturing, marketing or distribution of Fortical will have a material adverse effect on our cash flow and operations. Any event that has a material adverse effect on our cash flow and operations could trigger a default under our notes payable to Victory Park (see Note H).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our financing agreement with Victory Park, or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our or our licensees’ oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether or not any of these products other than Fortical will be approved or will be commercially successful.

We have incurred annual operating losses since our inception and, as a result, at September 30, 2009, had an accumulated deficit of approximately $142,000,000. Our cash requirements to date in 2009 to operate our research and peptide manufacturing facilities and develop our products increased from 2008 due to higher spending on internal research projects, primarily oral calcitonin and oral PTH, as well as patent infringement litigation costs.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008 and continuing in 2009. These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The credit crisis may continue for the foreseeable future. If it continues until that time when we may need additional

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

financing, we may not be able to raise such capital on reasonable terms, if at all. In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our product could differ from our current expectations.

NOTE B – BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements of Unigene Laboratories, Inc. (the “Company”, “Unigene”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

In September 2009, we adopted a newly issued accounting standard related to earnings per share. This standard applies to redemptions and induced conversions of equity-classified preferred stock instruments. Our adoption did not impact our financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Our adoption of the Codification did not impact our financial position or results of operations.

The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

In May 2009, the FASB issued a new accounting standard providing guidance for subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about the events or transactions that occurred after the balance sheet date. We adopted this guidance effective June 30, 2009, which was the required effective date. We evaluated our September 30, 2009 financial statements for subsequent events through November 9, 2009, the date the financial statements were issued. All subsequent events have been disclosed in the financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

In April 2009, the FASB issued a new accounting standard providing guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance clarifies the application of previous guidance in a market when an asset or liability is not being actively traded or the transaction is not orderly. We adopted this guidance effective April 1, 2009 and the adoption did not have a significant effect on our financial statements.

In November 2008, the FASB ratified a new accounting standard providing guidance for equity method investment accounting considerations. This guidance applies to all investments accounted for under the equity method. It states that an entity shall measure its equity investment initially at cost. Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance. However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized. An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. We adopted this guidance effective January 1, 2009 and the adoption did not have a significant effect on our financial statements.

In October 2008, the FASB issued a new accounting standard providing guidance for determining the fair value of a financial asset when the market for that asset is not active. This guidance clarifies the application of previous guidance in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted this guidance effective January 1, 2009 and the adoption did not have a significant effect on our financial statements.

In April 2008, the FASB issued a new accounting standard providing guidance for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance. We adopted this guidance effective January 1, 2009 and the adoption did not have a significant effect on our financial statements.

In December 2007, the EITF issued a new accounting standard providing guidance for accounting for collaborative arrangements. This guidance concerns: determining whether an arrangement constitutes a collaborative arrangement; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. We adopted this guidance effective January 1, 2009 and the adoption did not have a significant effect on our financial statements because our historical financial statements are in compliance with this guidance.

In September 2006, the FASB issued a new accounting standard providing guidance for fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This guidance applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this guidance does not require any new fair value measurements. However, for some entities, the application of this guidance will change current practice. The changes to current practice resulting from the application of this guidance relate to the

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of this guidance were effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement was permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the remaining provisions of this guidance effective January 1, 2009 and the adoption did not have a significant effect on our financial statements.

NOTE C – GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through September 30, 2009. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through September 30, 2009. There were no milestones achieved or PTH sales to GSK during 2009. Bulk product sales to licensees, prior to product approval, are unpredictable and subject to the needs of the licensee. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We and GSK agreed that we will conduct further development including a small Phase I study, which we initiated in 2008 and successfully concluded in 2009. We may incur certain additional development costs which we currently cannot estimate. GSK has the right to acquire the data from our development activities for a fixed purchase price. However, there are no assurances that our development activities will be successful or that GSK will acquire the data. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the FDA and launched by USL in August 2005. Revenue for the three months ended September 30, 2009 consisted of the recognition of $39,000 of licensing revenue, $1,272,000 in sales to USL and $1,126,000 in royalties from USL. Revenue for the three months ended September 30, 2008 consisted of the recognition of $39,000 of licensing revenue from USL in addition to $2,645,000 in sales to USL and $1,633,000 in royalties from USL. Revenue for the nine months ended September 30, 2009 consisted of $5,311,000 in Fortical sales to USL, $3,529,000 in

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

royalties and $118,000 in licensing revenue. Revenue for the nine months ended September 30, 2008 consisted of the recognition of $118,000 of licensing revenue, $7,932,000 in sales to USL and $4,246,000 in royalties from USL. At September 30, 2009, our accounts receivable from USL for royalties were approximately $708,000. From August 2005 through September 2009, we have recognized an aggregate of $35,229,000 in Fortical sales and $20,685,000 in Fortical royalties, representing total Fortical revenue of approximately $56,000,000. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectibility. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. Future sales and royalties are contingent upon many factors such as competition, including generic competition, pricing, promotion and acceptance in the marketplace and, therefore, are difficult to predict. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We have received an aggregate of $13,700,000 from Novartis under this agreement through September 2009. For both the three months and nine months ended September 30, 2009 and 2008, we recognized $223,000 and $670,000, respectively, in licensing revenue.

During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is being used by Novartis in their ongoing clinical trials. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. Novartis is conducting all future product development and clinical trials for its own oral calcitonin product. Therefore, the anticipated completion date is outside our control and unknown to us. If our licensee and Novartis each successfully develop their own oral calcitonin products, we would be competing in this area. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

If our oral calcitonin product is successfully developed, our licensee (see Note N) would purchase calcitonin from Novartis, thereby eliminating our need to construct a second, larger-scale calcitonin manufacturing facility.

NOTE F – NOTES PAYABLE – LEVYS

To satisfy our short-term liquidity needs, the Levys from time to time (prior to 2003) made loans to us. At May 10, 2007 the outstanding principal and interest on these loans were $7,095,000 and $8,642,517, respectively, with interest rates ranging from 8.5% to 14.2%. The total owed on May 10, 2007 aggregated $15,737,517, of which approximately $8,900,000 in principal and interest were in default and was restructured as eight-year term notes, none of which are in default, with a fixed simple interest rate of 9% per

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

annum. No gain or loss was recognized on the restructuring transaction. Required quarterly payments of principal and interest under these notes begin in May 2010 and continue over a five-year period, but payments may be made earlier without penalty. Total interest expense on all Levy loans was approximately $354,000 and $328,000, respectively, for the three months ended September 30, 2009 and 2008 and $1,042,000 and $966,000, respectively, for the nine months ended September 30, 2009 and 2008. As of September 30, 2009, total accrued interest on all Levy loans was $3,126,000, of which $764,000 was classified as short-term and $2,362,000 was classified as long-term. The outstanding loans by these lenders to us totaled $15,737,517 as of September 30, 2009, of which $1,573,752 was classified as short-term and $14,163,765 was classified as long-term. These loans are collateralized by secondary security interests in our equipment, real property and certain of our patents.

Outstanding Levy loans consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	2009	2008
Long-term loans, current portion (1)	$1,574	$—
Long-term loans (1)	14,164	15,738

	15,738	15,738
Accrued interest, short-term	764	—
Accrued interest, long-term	2,362	2,084

Total loans and interest	$18,864	$17,822

(1)	These loans, held by Jay Levy and the Jaynjean Levy Family Limited Partnership (the “Levy Partnership”), resulted from the May 2007 restructuring of notes and accrued interest. Warren Levy and Ronald Levy are the general partners of the Levy Partnership. These loans consist of eight-year term notes with fixed simple interest rates of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the notes due to the deferred payment schedule contained in the notes. Quarterly payments of principal and interest will be made over a five-year period beginning in May 2010. The Jay Levy loan is collateralized by secondary security interests in certain of our fixed and other assets, including real property. The Levy Partnership loan is collateralized by secondary security interests in certain of our patents and patent applications. These loans have been subordinated to the Victory Park notes as of September 30, 2008 (see Note H).

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

NOTE G – INVENTORY

Inventories consisted of the following as of September 30, 2009 and December 31, 2008:

	2009	2008
Current Inventory

Finished goods – net of allowances of $721,000 and $829,000, respectively	$1,359,180	$1,316,039
Work in process	—	409,788
Raw materials – net of allowances of $25,000 in 2009 and $59,000 in 2008	1,661,054	1,454,192

Total	$3,020,234	$3,180,019

Noncurrent Inventory

Finished goods	$3,366,332	$1,001,364
Work in process	—	—
Raw materials	463,129	648,326

Total	$3,829,461	$1,649,690

Finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and raw materials were $746,000 at September 30, 2009, a decrease of $142,000 from December 31, 2008. Based upon expected future orders, $3,366,000 of our finished goods inventory and $463,000 of our raw materials inventory were classified as a noncurrent asset at September 30, 2009. The increase in noncurrent inventory is due to two factors: the decrease in Fortical sales due to increased competition, as well as the implementation of our more efficient manufacturing process which increases batch yields. We expect this inventory to be fully recoverable, therefore no reserve was established. In September 2009, we switched over to PTH production.

NOTE H – NOTES PAYABLE – VICTORY PARK

On September 30, 2008 we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note. We received net proceeds of $14,372,000 after fees and closing expenses paid as of September 30, 2008. On May 22, 2009 we drew down the remaining $5,000,000 available under this agreement. The new term notes were purchased by Victory Park affiliates at a 3% discount to the face amount and we received net proceeds of $4,803,000 after fees and closing expenses. Pursuant to the financing agreement, we also issued to Victory Park affiliates an additional 375,000 shares of our common stock. The closing price for our common stock on May 22, 2009 was $0.97 per share, valuing the 375,000 shares at an aggregate of $363,750. The debt discount of $150,000 and the stock value aggregated $513,750 and are being recognized as interest expense over the remaining 28-month term of the notes on a straight-line basis which approximates the effective interest rate method. We also incurred additional legal and due diligence expenses of $46,600 which are shown as deferred financing costs ($320,000 at September 30, 2009) on our balance sheet. Our expenses incurred relating to the new Victory Park financing are also being amortized over the remaining 28-month term of the notes to interest expense on a straight-line basis which approximates the effective interest rate method. At the closing in May 2009, we also prepaid six months of interest on the additional $5,000,000 of term notes in the amount of $358,000. During January 2009, we repaid approximately $463,000 in principal due to a mandatory prepayment. For the three-month and nine-month periods ended September 30, 2009 we recognized approximately $934,000 and $2,424,000, respectively, in cash and non-cash interest expense under these notes.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

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

Beginning October 1, 2008, so long as our note balance with Victory Park is at least $5,000,000, we must maintain a cash balance equal to at least 10% of the principal amount of the notes ($19,537,206 at September 30, 2009) and our cash flow (as defined in the agreement) must be at least $2,000,000 in any fiscal quarter or $9,000,000 in any three consecutive quarters. The agreement specifies certain events of default including, without limitation: failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the agreement); if Warren Levy or Ronald Levy shall, at any time for reasons other than health or without the endorsement of the other Unigene directors, cease to be employed in the same position with similar duties; and any material decline or depreciation in the value or market price of the collateral. Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply. As of September 30, 2009, we were in compliance with all of these covenants.

In connection with the oral calcitonin licensing transaction, we issued 300,000 shares of our common stock to Victory Park in exchange for Victory Park’s surrender of an existing warrant to purchase up to 1,000,000 shares of our common stock.

Aggregate maturities of all outstanding debt at September 30, 2009 were as follows:

2009	$—
2010	3,991,878
2011	22,684,709
2012	3,147,503
2013	3,147,503
Thereafter	3,934,380

36,905,973
Discount – Victory Park	(1,551,736)
Discount – Joint Venture Partner (see Note I)	(117,446)

$35,236,791

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

Presentation on Balance Sheet:

Notes payable – Levys: long-term (see Note F)	$14,163,765
Notes payable – Levys: short-term (see Note F)	1,573,752
Notes payable – Victory Park –net of discount of $1,551,736	17,985,470
Note payable-Joint Venture Partner-net of discount of $117,446 (see Note I)	1,513,804

$35,236,791

NOTE I – CHINA JOINT VENTURE

In June 2000, we entered into a joint venture agreement with SPG, a pharmaceutical company in the People’s Republic of China, formally creating a contractual joint venture between the two entities. We own 45% of the joint venture and have a 45% interest in the entity’s profits and losses. In the first phase of the collaboration, SPG contributed its existing injectable calcitonin license to the joint venture, which allowed the entity to sell its injectable calcitonin product in China. A new drug application (“NDA”) for injectable and nasal calcitonin products was filed in China in 2003. The approval of the joint venture’s NDA in China, and the timing of such approval, is uncertain. The joint venture began operations and sales of its injectable calcitonin product in 2002 under the aforementioned SPG license. Sales by the joint venture had been used to offset its costs. We account for our investment in the joint venture under the equity method. Our share of the losses in the joint venture for the nine months ended September 30, 2009 and 2008 was approximately $148,000 and $59,000, respectively.

Unigene and SPG expanded the activities of the joint venture in 2008 to allow for the development and marketing of other pharmaceutical products. In April 2008, ground was broken for the global biotechnology park in the Shijiazhuang Economic and Technology Development Zone of Hebei Province, China that will house the joint venture. The joint venture, named Unigene Biotechnology Co. Ltd., will initially focus on manufacturing and research and development of salmon calcitonin and non-oral PTH and related products for China and possibly other global markets. Construction of the first building, which will ultimately house the research and development facility of the joint venture, is underway. Construction also began in 2008 on a manufacturing facility which will be designed for peptide production and manufacture of injectable, oral and nasal final products. The combined capital investment commitment of both parties for the joint venture is currently $15,000,000, representing contributions of cash, technology and know-how which we are licensing to the joint venture. Unigene’s 45% share is therefore $6,750,000. The technologies and know-how that we have agreed to license to the joint venture have been assigned a total value of $4,500,000, leaving us with cash obligations of $2,250,000 which are payable in two installments of $1,050,000 ($75,000 of which has been paid, leaving a balance of $975,000) and $1,200,000. The cash contribution of $975,000 was payable after the joint venture was officially registered with the Chinese government, which occurred in May 2008 with the issuance to the joint venture of its certificate of incorporation and after the joint venture established its bank account, which occurred in August 2008. SPG has assigned its joint venture rights and obligations to its subsidiary, CPG. CPG has agreed to lend us the balance of our initial cash contribution of $975,000 as well an additional $656,250 for two years from August 2008 on an interest-free basis. We have therefore increased our investment in the joint venture balance sheet account by $1,706,250 and we have recorded at September 30, 2009 our repayment obligation at a discounted net present value of $1,513,804 using an effective interest rate of 9%. The original discount of $160,064 ($117,446 at September 30, 2009) was

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

credited to additional paid-in capital representing a capital contribution by a related-party. During 2009 we increased our investment in the joint venture by an additional $312,000, representing engineering costs that we have incurred on behalf of the joint venture. In lieu of cash repayment of our initial cash contribution or future cash capital contributions, we may reduce our equity participation in the joint venture or provide additional technologies, or rights to products in China, to the joint venture. If we and our joint venture partner agree, in addition to or in lieu of future contributions, if any, by the partners, the joint venture may seek government or third party financing.

In each of the first, second and third quarters of 2009, we recognized a gain of approximately $66,000 on the transfer of technology and know-how to the joint venture. This gain represents the difference between the fair value of the technology and licenses transferred and to be transferred to the joint venture and the book value of these assets. The joint venture valued these assets at $4,500,000; their book value was $0 representing a gain of $4,500,000. This gain will be recognized over 17 years, the estimated life of the transferred assets, at approximately $265,000 per year. Our joint venture investment reflects contributions which approximate our proportionate share of the joint venture’s equity.

NOTE J – SHARE-BASED COMPENSATION

Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested. Based upon options issued to consultants, we recognized compensation benefit of $25,000 and compensation expense of $74,000, respectively, for the three months and nine months ended September 30, 2009. We recognized compensation benefits of $98,000 and $114,000, respectively, for the three months and nine months ended September 30, 2008. These amounts are included in research, development and facility expenses.

For the three months ended September 30, 2009, we recognized share-based compensation cost of $78,000, which consisted of $59,000 in general and administrative expenses and $19,000 in research, development and facility expenses. For the three months ended September 30, 2008, we recognized share-based compensation cost of $95,000, which consisted of $79,000 in general and administrative expenses and $16,000 in research, development and facility expenses. For the nine months ended September 30, 2009, we recognized share-based compensation cost of $301,000, which consisted of $212,000 in general and administrative expenses and $89,000 in research, development and facility expenses. For the nine months ended September 30, 2008, we recognized share-based compensation costs of $358,000, which consisted of $317,000 in general and administrative expenses and $41,000 in research, development and facility expenses. We did not capitalize any share-based compensation cost.

As of September 30, 2009, there was $710,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of less than 2 years.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected volatility	57.0%	N/A	52.3%	58.8%
Expected dividends	—	N/A	—	—
Expected term (in years)	5.3	N/A	5.3	5.3
Risk-free rate	2.7%	N/A	1.9%	3.0%
Forfeiture rate – employees	20%	N/A	20%	20%
Forfeiture rate – officers and directors	0%	N/A	0%	20%

For the three months and nine months ended September 30, 2009 and 2008, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. The Company has no present intention of declaring any dividends. We based expected volatility on historical volatility of the Company’s stock on secondary markets. Option forfeiture rates are based on the Company’s historical forfeiture rates. We estimated the expected term of stock options using historical exercise experience.

A summary of option activity as of September 30, 2009 and changes during the nine months then ended is presented below:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	4,864,315	$1.37
Granted	731,000	0.63
Exercised	(199,300)	0.44
Forfeited or expired	(40,000)	1.17

Outstanding at September 30, 2009	5,356,015	$1.30	5.9	$2,030,000

Exercisable at September 30, 2009	3,656,015	$1.42	4.4	$1,433,000

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2009 was $0.59. There were no stock option grants during the three-month period ended September 30, 2008. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $0.31 and $0.82, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months and nine months ended September 30, 2009 was $112,000 and $148,000, respectively. There were no options exercised during the first nine months of 2008.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

Cash received from option exercises under all share-based payment arrangements for the three months and nine months ended September 30, 2009 was $77,000 and $87,000, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for the three months and nine months ended September 30, 2009.

Restricted Stock Awards

We have granted restricted stock awards to directors, officers and certain other employees that vest one year from their grant date. We recognized $15,000 and $106,000, respectively, of compensation expense during the three-month and nine-month periods ended September 30, 2009 related to these restricted stock awards.

The following table summarizes restricted stock activity in 2009:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at January 1, 2009	178,961	$1.28
Changes during the period:
Shares granted	60,000	0.80
Shares vested	(153,961)	1.42
Shares forfeited	—	—

Nonvested balance at September 30, 2009	85,000	$0.70

As of September 30, 2009, there was $27,000 of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted-average period of less than one year.

NOTE K – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for each of the three-month and nine-month periods ended September 30, 2009 and 2008 because inclusion of our stock options and warrants (approximately 7,646,000 and 7,098,000 shares of common stock, if exercised, for the three-month periods ended September 30, 2009 and 2008 respectively, and approximately 7,539,000 and 6,852,000 shares of common stock, if exercised, for the nine-month periods ended September 30, 2009 and 2008, respectively) would be antidilutive. The three months and nine months ended September 30, 2009 and 2008 include warrants to purchase an aggregate of 2,121,571 shares of common stock at exercise prices ranging from $1.77 to $4.25 per share, with expiration dates ranging from 2010 to 2015.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

Reconciliation between the number of issued shares shown on the balance sheet and the number of shares used to determine EPS:

Issued shares per balance sheet	90,921,706
Unvested restricted stock-vests October 1, 2009 – May 1, 2010	(85,000)

Shares used in determining EPS	90,836,706

NOTE L – PATENTS AND OTHER INTANGIBLES

During the first quarter of 2009, we wrote-off fully amortized expired patents in the aggregate amount of $744,000.

NOTE M – LEGAL PROCEEDINGS

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis, is covered by U.S. Patent No. 6,440,392 (the “Fortical Patent”). In June 2006, we received a “Paragraph IV certification letter” from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product which is the subject of an Apotex pending abbreviated NDA (“ANDA”). On July 24, 2006, we and USL jointly filed a lawsuit against Apotex in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provided for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. In December 2008, this stay ended and we and Apotex entered a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States. The preliminary injunction will remain in effect until the court renders a final decision on the validity and infringement of Unigene’s U.S. Patent. In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement. In August 2009, the U.S. District Court, Southern District of New York, confirmed the validity of Unigene’s patent and issued an order permanently enjoining Apotex from engaging in any activity that infringes the patent. The motion of the plaintiffs, Unigene and its licensee USL, for summary judgment in the case was granted. The Court upheld the validity of the Fortical Patent and entered a permanent injunction against Apotex. Apotex has appealed this decision. We are seeking a final ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical Patent and its ANDA should not be approved before the expiration date of the Fortical Patent. We also seek to maintain the permanent injunction to prevent Apotex from commercializing its ANDA product before the expiration of the Fortical Patent and to recover the attorneys’ fees and costs which we and USL incur in connection with these proceedings. However, there is the usual litigation risk that we will not be successful in the suit. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

NOTE N – SUBSEQUENT EVENT

In October 2009, we licensed our Phase III oral calcitonin program to Tarsa Therapeutics, Inc. (“Tarsa”), a new company formed by a syndicate of three venture capital funds specializing in the life sciences: MVM Life Science Partners, Quaker BioVentures and Novo A/S. Simultaneously, Tarsa announced the closing of a $24 million Series A financing from the investor syndicate.

UNIGENE LABORATORIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

As part of the agreement, Unigene will own approximately 25% of Tarsa on a fully diluted basis (9,215,000 shares) and will be eligible to receive milestone payments based on the achievement of certain sales benchmarks, as well as royalties on product sales. Tarsa will be solely responsible for the costs of the global Phase III clinical program that has recently been initiated and also has reimbursed Unigene approximately $9,000,000 for certain of its Phase III expenditures to date.

In connection with the oral calcitonin licensing transaction, we issued 300,000 shares of our common stock to Victory Park in exchange for Victory Park’s surrender of an existing warrant to purchase up to 1,000,000 shares of our common stock.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects. Such forward-looking statements include those which express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. These forward-looking statements include statements about the following: our financial condition, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the delay in obtaining or the failure to obtain regulatory approvals for our products and litigation. Factors that could cause or contribute to differences in our results and outcomes include, without limitation, those discussed in “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2008, such as uncertain revenue levels, competition, rapidly changing technologies, stock price volatility and other factors discussed in our various filings with the SEC.

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

Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. Our revenue for the past three years has primarily been derived from domestic sources. We have licensed in the U.S. our nasal calcitonin product for the treatment of osteoporosis, which we have trademarked as Fortical, to USL. Fortical was approved by the FDA in 2005. This is our first product approval in the United States. We have licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis. We have licensed worldwide rights to our manufacturing and delivery technologies for oral PTH for the treatment of osteoporosis to GSK. We have licensed to our Chinese joint venture certain proprietary technologies and know-how to support the research, development and manufacturing of recombinant salmon calcitonin and non-oral PTH, as well as other possible products, in the People’s Republic of China. In October 2009, we licensed on a worldwide basis (except for China) our Phase III oral calcitonin program to Tarsa.

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

We compete with specialized biotechnology and biopharmaceutical companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. For the first nine months of 2009, compared to the first nine months of 2008, Fortical sales to USL decreased 33% while Fortical royalties decreased 17%. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes on our Fortical patent. If we do not ultimately prevail in defending our patent, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

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

Revenue

Revenue is summarized as follows for the three-month and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Product Sales	$1,272,137	$2,644,567	$5,311,291	$7,931,708

Royalties	1,125,579	1,632,737	3,529,252	4,245,962

Licensing Revenue	312,689	314,187	940,569	942,567

Development Fees and other	21,359	492,329	438,654	1,255,534

	$2,731,764	$5,083,820	$10,219,766	$14,375,771

Revenue for the three months ended September 30, 2009 decreased $2,352,000, or 46%, to $2,732,000 from $5,084,000 in the comparable period in 2008. This was primarily due to a decrease in Fortical sales and royalties. Fortical sales to USL decreased 52% to $1,272,000 for the three months ended September 30, 2009 as compared to $2,645,000 for the three months ended September 30, 2008. Fortical sales fluctuate each quarter based upon USL’s ordering schedule. Fortical royalties for the quarter ended September 30, 2009 decreased $507,000, or 31%, to $1,126,000 from $1,633,000 in the comparable period of 2008. Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipments to its customers. Fortical sales and royalties have both declined since the launch of competitive products in December 2008. Due to the decline in Fortical sales and royalties, as well as to the timing of collections, accounts receivable from USL decreased approximately $3,838,000 at September 30, 2009 from December 31, 2008.

Revenue for the nine months ended September 30, 2009 decreased $4,156,000 or 29% to $10,220,000 from $14,376,000 in the comparable period in 2008. The nine month decrease was primarily due to a decrease in Fortical revenue of $3,337,000. Fortical sales to USL decreased 33% to $5,311,000 for the nine months ended September 30, 2009 from $7,932,000 for the nine months ended September 30, 2008. Fortical royalties for the nine months ended September 30, 2009 decreased $717,000 or 17%, to $3,529,000 from $4,246,000 in the comparable period of 2008.

Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years. Licensing revenue was fairly constant from 2008 to 2009.

Development fees and other revenue decreased 96% to $21,000 in the third quarter of 2009 from $492,000 in the third quarter of 2008 and decreased 65% to $439,000 for the nine months ended September 30, 2009 from $1,256,000 for the nine months ended September 30, 2008 primarily due to the timing and amount of development work and feasibility studies for various pharmaceutical and biotechnology companies. This revenue is dependent upon the needs of our partners.

Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees. It is therefore subject to uncertain timing and not predictive of future revenue. Bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional peptide sales are dependent upon the future needs of our partners, which we cannot currently estimate. Sales revenue from Fortical in the future will depend on Fortical’s continued acceptance in the marketplace, as well as competition and other factors. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par Pharmaceutical launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. Therefore, it is unlikely that Fortical alone will generate sufficient revenue for us to achieve profitability. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes on our Fortical patent. If we do not ultimately prevail in defending our patent, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

Costs and Expenses

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance. Cost of goods sold decreased 67% to $479,000 from $1,456,000 for the three months ended September 30, 2009 as compared to the same period in 2008, due to a 52% reduction in Fortical sales to USL, as well as improved margins which resulted from improved batch yields for calcitonin production. Cost of goods sold for the nine months ended September 30, 2009 decreased 57% to $1,946,000 from $4,557,000 compared to the same period in 2008 primarily due to reduced Fortical sales to USL, as well as improved margins. Cost of goods sold for 2009 and 2008 represented our costs associated with Fortical production for USL, whose purchases from us fluctuate each quarter. Cost of goods sold as a percentage of sales was 38% and 55%, respectively, for the third quarter of 2009 and 2008 and was 37% and 57%, respectively, for the nine month periods ended September 30, 2009 and 2008. The improvement in margins in 2009 was due to the utilization of calcitonin produced by our more efficient manufacturing process. A small portion of our calcitonin inventory consists of calcitonin manufactured by our prior less efficient production process. Use of this material would increase our cost of goods sold, therefore lowering our margins, for that period of use. Future production related expenses are dependent upon the level of future Fortical sales, as well as possible peptide production to meet our partners’ needs.

Research, development and facility expenses primarily consist of personnel costs, pre-clinical and clinical trials, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense. All of our production and a portion of our research, development and facility costs are associated with our manufacturing facility in Boonton, New Jersey, where costs are relatively fixed month-to-month. We allocate such costs to the manufacture of production batches for inventory purposes, to cost of goods sold or to research, development and facility expenses, based upon the activities undertaken by the personnel in Boonton each period.

Research, development and facilities expense increased $2,638,000, or 122%, to $4,809,000 from $2,171,000 for the three months ended September 30, 2009 as compared to the same period in 2008. Oral calcitonin development for the three months ended September 30, 2009 increased $2,279,000 due to expenses related to our Phase III clinical trial. Production supplies allocated to research, development and facility expenses for the three months ended September 30, 2009 increased $597,000 due to change over of calcitonin production to PTH production for possible future clinical trials. Research, development and facilities expense increased $3,847,000 or 58% to $10,508,000 from $6,661,000 for the nine months ended September 30, 2009 as compared to the same period in 2008. The most significant increase was due to expenditures related to our oral calcitonin program. Oral calcitonin development for the nine months ended September 30, 2009 increased $2,476,000 due to expenses related to our Phase III clinical trial. In addition, due to the capitalization of certain Phase III related payments, prepaid expenses increased approximately $2,654,000 at September 30, 2009 from December 31, 2008. Production supplies allocated to research, development and facility expenses increased $828,000 due to reduced production for inventory, primarily due to four batch failures in the first nine months of 2009, as well as change over of calcitonin production to PTH production for possible future clinical trials. We expect that research and development expenses will decline next year due to the fact that we licensed our oral calcitonin program to Tarsa who will be responsible for the remaining costs of the Phase III program. We received approximately $9,000,000 from Tarsa in October 2009 for certain of our Phase III expenditures to date.

General and administrative expenses increased $308,000, or 18%, to $2,044,000 from $1,736,000 for the three months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily attributed to an increase of $415,000 in professional fees, including legal expenses related to the Apotex litigation, as well as Tarsa licensing activities. General and administrative expenses increased $1,118,000, or 19%, to $6,967,000 from $5,849,000 for the nine months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily attributed to an increase of $1,246,000 in professional fees, including legal expenses related to the Apotex litigation, as well as Tarsa licensing activities.

Interest Expense

Interest expense increased 273% in the third quarter of 2009 to $1,298,000 from $348,000 in the third quarter of 2008, and increased 243% for the nine months ended September 30, 2009 to $3,526,000 from $1,028,000 for the nine months ended September 30, 2008. These increases were primarily due to the $15,000,000 note issued to Victory Park on September 30, 2008, as well as the additional $5,000,000 of notes issued to affiliates of Victory Park on May 22, 2009. These notes bear interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum. During the three month and nine month periods ended September 30, 2009 we recognized $934,000 and $2,424,000, respectively, in cash and non-cash interest expense under these notes. Interest expense for the remainder of 2009 will therefore be higher than the interest expense incurred during 2008. In addition, interest expense on the Levy loans increased 8% in the third quarter of 2009 to $354,000 from $328,000 in the third quarter of 2008, and increased 8% for the nine months ended September 30, 2009 to $1,042,000 from $966,000 for the nine months ended September 30, 2008. Interest expense will continue to increase in future periods until we make payments on our debt.

Loss from Investment in Joint Venture

This loss represents our 45% ownership percentage of our China joint venture’s profits and losses. Our share of the third quarter of 2009 loss of the joint venture was $32,000, a decrease of $24,000 from the third quarter of 2008. Our share of the loss for the first nine months of 2009 was $148,000, an increase of $90,000 from the first nine months of 2008. Joint venture activities accelerated in the second half of 2008 due to the joint venture hiring additional personnel, beginning construction and other activities for its future manufacturing and research facilities. Losses will continue until the joint venture generates sufficient revenue to offset expenses. Currently, the joint venture is not generating any revenue.

Gain on Technology Transfer to Joint Venture

This gain represents the difference between the fair value of the technology and licenses transferred to the joint venture and the book value of these assets. The joint venture valued these assets at $4,500,000; their book value was $0, representing a gain of $4,500,000. This gain is being recognized over 17 years, the estimated life of the transferred assets, at approximately $265,000 per year. We began recognizing this gain during the fourth quarter of 2008 due to the significant transfer of know-how and technology in the fourth quarter of 2008.

Net Loss

Net loss for the three months ended September 30, 2009 increased approximately $5,147,000, or 749%, to $5,834,000 from $687,000 for the corresponding period in 2008. This was due to a reduction in revenue of $2,352,000, as well as increases in operating expenses of $1,969,000 and in interest expense of $951,000. Net loss for the nine months ended September 30, 2009 increased approximately $8,828,000, or 236%, to $12,569,000 from $3,741,000 for the corresponding period in 2008. This was primarily due to a reduction in sales to USL of $2,620,000, as well as an increase in interest expense of $2,497,000 and an increase in research, development and facility expense of $3,847,000. These were partially offset by a decrease in cost of goods sold of $2,612,000 due to reduced Fortical sales to USL, as well as our more efficient manufacturing process. Net losses will continue unless we achieve sufficient non-deferred revenue under our GSK, Tarsa and Novartis agreements or sign new revenue generating research, licensing or distribution agreements.

LIQUIDITY AND CAPITAL RESOURCES

We need additional cash from increases in Fortical sales or royalties, milestones from existing agreements or upfront payments from new agreements or from financings in order to meet our near-term obligations. This raises substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2009, we had cash and cash equivalents of $4,171,000, a decrease of $4,412,000 from December 31, 2008 primarily due to expenditures related to our Phase III clinical trial for oral calcitonin. We had working capital of approximately $1,480,000. In October 2009, we received approximately $9,000,000 for certain expenditures related to our Phase III oral calcitonin clinical trial. We need additional sources of cash in order to maintain all of our future operations. At our current rate of spending, we would need additional sources of cash in the first quarter of 2010.

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

Cash received during the third quarter of 2009 was primarily from Fortical sales and royalties received under our agreement with USL. Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans, (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in the future. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

We believe that in the short-term we will generate cash to apply toward funding our operations primarily through sales of Fortical to USL and royalties on USL’s sales of Fortical and, in the long-term, on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue on future licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for nasal calcitonin, for various oral peptides, for our peptide manufacturing technology and for our SDBG technology. However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

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

•

For oral calcitonin, we have interests in two ongoing programs. An external program for which we have licensed our calcitonin manufacturing technology to Novartis is currently in Phase III clinical trials (see Note E). We would receive royalties on any calcitonin product commercialized by Novartis that utilizes our calcitonin manufacturing technology. The anticipated completion date is outside our control. In October 2009 we licensed our internal program to a third party that will complete the product’s development. Because the Phase III trial only recently began for that oral calcitonin product it is too early to speculate on the probability or timing of the development of a marketable oral calcitonin product. We incurred expenditures in both 2008 and 2009 related to the Phase III trial for our internal program, but our new licensee will fund the remaining costs of the trial. Through September 30, 2009, we capitalized approximately $4,500,000 of these Phase III expenditures. These costs are included on our balance sheet in prepaid expenses and other current assets. For the first nine months of 2009, we recognized expenses of approximately $2,476,000. In October 2009, we received approximately $9,000,000 for certain expenditures related to the Phase III oral calcitonin clinical trial (see Note N).

•

For oral PTH, we signed a license agreement with GSK in April 2002. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. A small, short-term Phase I human study was initiated in October 2008 and successfully completed using our improved oral delivery technology. PTH is in an early stage of development and it is therefore too early to speculate on the probability or timing of a marketable oral PTH product. We may incur certain additional development costs which we currently cannot estimate. GSK has the right to ultimately purchase, and thereby acquire the rights to, our data from our development activities for a fixed purchase price, but we have no assurances that they will do so.

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

Due to our limited financial resources, any further decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products or technologies or loss of patent protection, could have a material adverse effect on our cash flow and operations. In July 2006, we and USL jointly filed a patent infringement lawsuit against Apotex for infringement of our nasal calcitonin patent. In December 2008, the United States District Court for the Southern District of New York entered a preliminary injunction, consented to by defendant Apotex, preliminarily enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States. In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement. In August 2009, the U.S. District Court, Southern District of New York, confirmed the validity of Unigene’s patent and issued an order permanently enjoining Apotex from engaging in any activity that infringes the patent. The motion of the plaintiffs, Unigene and its licensee USL, for summary judgment in the case was granted. Apotex is appealing this decision. If we are ultimately unsuccessful in defending our patent, and if Apotex receives FDA approval and is able to launch its generic version of our product, the launch could have an adverse effect on our cash flow and operations (see Note M). In December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. In addition, any material interruption or failure in manufacturing, marketing or distribution of Fortical will have a material adverse effect on our cash flow and operations. Any event that has a material adverse effect on our cash flow and operations could trigger a default under our note payable to Victory Park (see Note H).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our financing agreement with Victory Park or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our or our licensees’ oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether or not any of these products other than Fortical will be approved or will be commercially successful.

We have incurred annual operating losses since our inception and, as a result, at September 30, 2009, had an accumulated deficit of approximately $142,000,000. Our cash requirements to date in 2009 to operate our research and peptide manufacturing facilities and develop our products increased from 2008 due to higher spending on internal research projects, primarily oral calcitonin and oral PTH, as well as patent infringement litigation costs.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008 and continuing in 2009. These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The credit crisis may continue for the foreseeable future. If it continues until that time when we may need additional financing, we may not be able to raise such capital on reasonable terms, if at all. In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our product could differ from our current expectations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

On September 30, 2008 we entered into a financing agreement with Victory Park whereby Victory Park purchased $15,000,000 of three-year senior secured non-convertible term notes from us. In May 2009, we issued an additional $5,000,000 in notes to Victory Park. These notes bear interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum. Therefore, beginning in the fourth quarter of 2008, we became exposed to interest rate fluctuations in the near-term and long-term until these notes are repaid in full. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

The information below summarizes our market risks associated with interest bearing debt obligations as of September 30, 2009. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our debt instruments.

	Carrying Amount	Calendar Year
Debt Obligations		2009	2010	2011	2012	2013	Thereafter

Notes payable – Victory Park - Variable interest rate: 14% (1)	$19,537,206	$—	$—	$19,537,206	$—	$—	$—

Notes payable – Levys - Fixed interest rate: 9%	15,737,517	—	2,360,628	3,147,503	3,147,503	3,147,503	3,934,380

Loan payable – CPG - Fixed interest rate: 0%	1,631,250	—	1,631,250	—	—	—	—

Total	$36,905,973	$—	$3,991,878	$22,684,709	$3,147,503	$3,147,503	$3,934,380

(1)	Prime rate plus 7%, with a floor of 14% and a cap of 18%.

Item 4.	Controls and Procedures

For the quarterly period ending September 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were designed and were being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended. See “Special Note Regarding Forward-Looking Statements” in Part 1, Item 2 of this Quarterly Report.

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008. Except as noted below, no material changes to the risk factors disclosed in the 10-K have been identified during the three months ended September 30, 2009:

Unigene’s operations for 2009 and future years are highly dependent on the successful marketing and sales of Fortical and could be impacted by generic or other competition.

Fortical is our only product approved by the FDA. Any factors that adversely impact the marketing of Fortical including, but not limited to, competition, including generic competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will have a negative impact on our cash flow and operating results. For the first nine months of 2009, compared to the first nine months of 2008, Fortical sales to USL decreased 33% while Fortical royalties decreased 17%. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par Pharmaceutical also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes our Fortical patent. We have sued Apotex for infringement of our Fortical Patent and Apotex has been enjoined from conducting any activities which would infringe that patent. Apotex has appealed that decision and, if we do not prevail in this litigation, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at September 30, 2009, we had an accumulated deficit of approximately $142,000,000. Our gross revenues for the nine months ended September 30, 2009, and the years ended December 31, 2008, 2007 and 2006 were $10,220,000, $19,229,000, $20,423,000 and $6,059,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue for the nine months ended September 30, 2009 and 2008 primarily consisted of Fortical sales and royalties. As of September 30, 2009, we had three material revenue generating license agreements. In October 2009 we licensed our oral calcitonin program to Tarsa. We believe that to achieve profitability we will require the successful commercialization of one or more of our or our licensees’ oral or nasal calcitonin products, our oral PTH product, our SDBG program or another peptide product in the U.S. and/or abroad.

For the nine months ended September 30, 2009 we had an operating loss of $9,200,000. For 2008, 2007 and 2006 we had losses from operations of $4,950,000, $3,096,000 and $10,977,000, respectively. Our net loss for the nine months ended September 30, 2009 was $12,569,000. Our net losses for the years ended December 31, 2008, 2007 and 2006 were $6,078,000, $3,448,000 and $11,784,000, respectively. We might never be profitable.

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

We require additional cash in the near term to sustain our operations and our ability to secure additional cash is uncertain.

We had a cash flow deficit from operations of $7,921,000 for the nine months ended September 30, 2009. We had a cash flow deficit from operations of $8,575,000 for the year ended December 31, 2008. We generated cash flow from operations of $3,283,000 for the year ended December 31, 2007. We had a cash flow deficit from operations of $10,962,000 for the year ended December 31, 2006. We believe that, in the near-term, we will generate cash to apply toward funding our operations through sales of Fortical to USL and from royalties from USL sales of Fortical, as well as from the approximately $9,000,000 received from Tarsa in October 2009. These funds will not be adequate to fully support our operations. We need additional sources of cash in order to maintain all of our future operations. At our current rate of spending, we would need additional sources of cash in the first quarter of 2010.

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

Beginning October 1, 2008, under our financing agreement with Victory Park, so long as our note balance is at least $5,000,000, we must maintain a cash balance equal to at least 10% of the principal amount of the notes and our cash flow (as defined in the agreement) must be at least $2,000,000 in any fiscal quarter or $9,000,000 in any three consecutive quarters. The agreement specifies certain events of default including, without limitation: failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the agreement); if Warren Levy or Ronald Levy shall, at any time for reasons other than health or without the endorsement of the other Unigene directors, cease to be employed in the same position with similar duties; and any material decline or depreciation in the value or market price of the collateral. Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply. There is no assurance that we will be able to maintain a minimum cash balance of $2,000,000, or maintain an adequate cash flow, in order to avoid default. There are also no assurances that we will have sufficient cash from operations or from new financings to repay the Victory Park debt when it comes due in 2011, or that new financings will be available on favorable terms.

We have payments due beginning in 2010 under the Levy loans.

Beginning in May 2010, we are required to make quarterly payments over a five-year period on notes to Jay Levy and the Levy Partnership. As of September 30, 2009, principal and interest on these notes aggregated $18,864,000. We may not be able to generate sufficient cash from operations or from other sources in order to make all of these required payments.

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

UNIGENE LABORATORIES, INC.
(Registrant)

Date:	November 9, 2009	By:	/S/ WARREN P. LEVY
Warren P. Levy, President
(Chief Executive Officer)

		By:	/S/ WILLIAM STEINHAUER
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