Form 10-K
period 2009-12-31
UNIGENE LABORATORIES INC
filed 2010-03-16
CIK 352747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of June 30, 2009 was approximately $131,683,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value, 92,141,951 shares as of March 11, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from portions of Unigene’s definitive proxy statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

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

•	We have licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis Pharma AG, or Novartis.

•	We have licensed worldwide rights (except for China) to our Phase III oral calcitonin program to Tarsa Therapeutics, Inc., or Tarsa.

•	We have licensed worldwide rights to our manufacturing and delivery technologies for oral parathyroid hormone, or PTH, for the treatment of osteoporosis to GlaxoSmithKline, or GSK.

•

We have licensed to our Chinese joint venture certain proprietary technologies and know-how to support the research, development, and manufacturing of recombinant salmon calcitonin and non-oral PTH, as well as other possible products, in the People’s Republic of China.

•

To expand our product pipeline we are developing our site-directed bone growth technology, or SDBG, in conjunction with Yale University and we have in-licensed technology from Queen Mary, University of London relating to potential therapies for inflammation and cardiovascular disease. We are also developing a novel peptide treatment for obesity.

•	In addition, we periodically perform feasibility studies for third parties, which could lead to licensing or other commercial opportunities for such products.

During 2009 we faced economic challenges, primarily due to a decline in Fortical revenue. We need additional sources of cash, from increases in Fortical sales or royalties, milestones from existing agreements or upfront payments from new agreements or from financings, in order to meet our near-term obligations and to maintain all of our operations. At our current rate of spending, we will need additional cash in the second quarter of 2010.

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

Our Accomplishments

Among our major accomplishments are:

•

Development, Licensing and Commercialization of Proprietary Technology for Nasal Delivery. We have developed and patented Fortical, our nasal calcitonin formulation that, in human studies, demonstrated similar blood levels to a competitor’s existing nasal calcitonin product and also demonstrated a comparable decrease in bone loss as measured by several industry-accepted blood markers and a comparable increase in bone mineral density. During 2002, we licensed U.S. rights to our nasal calcitonin product, Fortical, to USL. We filed a new drug application, or NDA, for Fortical in March 2003 and Fortical was approved by the FDA in August 2005. This was our first product approval in the United States. The launch of Fortical has resulted in sales to, and royalty payments from, USL.

•

Development and Licensing of a Proprietary Peptide Production Process. One of our principal scientific accomplishments is our success in developing a highly efficient biotechnology-based peptide production process. Several patents relating to this process have issued. We believe that this proprietary process is a key step in the more efficient and economical commercial production of medically-useful peptides. Many of these peptides cannot be produced at a reasonable cost in sufficient quantities for human testing or commercial use by other currently available production processes. We have constructed and are operating a manufacturing facility employing this process to produce PTH and calcitonin, and we have also produced laboratory-scale quantities of several other peptides. In 2004, we licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis and we signed a supply agreement with Novartis in 2007 using this technology to manufacture peptide for a novel osteoporosis treatment.

•

Development and Licensing of Proprietary Technology for Oral Delivery. We have licensed worldwide rights to our manufacturing and delivery technologies for PTH for the treatment of osteoporosis to GSK. We have developed and patented an oral formulation that has successfully delivered therapeutically important quantities of calcitonin and PTH into the bloodstream of human subjects in studies performed by Unigene and our collaborators. We believe that the components of our patented oral product also can enable the delivery of other peptides and we have initiated studies to investigate this possibility internally and in collaboration with others. During 2001, we reported successful oral delivery in animal studies of various peptides including PTH for the treatment of osteoporosis and insulin for the treatment of diabetes. During 2002, we licensed rights to our manufacturing and delivery technologies for oral PTH to GSK. During 2004, GSK successfully completed a Phase I study for oral PTH. During 2007, a small, short-term human study for oral calcitonin was initiated by us and successfully concluded. In February 2008, we initiated a Phase I/II clinical study for oral calcitonin. The tablets used in these studies utilized an improved solid dosage form of Unigene’s Enteripep® oral delivery technology for which a patent application has been filed. A small, short-term Phase I human study for PTH was initiated in 2008 and successfully concluded in 2009 using our improved oral delivery technology. During 2009, we initiated a Phase III human study for our oral calcitonin technology and licensed this program to Tarsa. This study was fully enrolled in the first quarter of 2010.

Strategy

Our business strategy is to develop proprietary products and processes with applications in human health care to generate revenues from license fees, royalties on third-party sales and direct sales of bulk or finished products. Generally, we fund our internal research activities and, due to our limited financial resources, we rely on licensees, which are typically established pharmaceutical companies, to provide development funding. We also generally expect to rely on these licensees to take responsibility for obtaining appropriate regulatory approvals, human testing, and marketing of products derived from our research activities. However, we may, in some cases, retain the responsibility for human testing and for obtaining the required regulatory approvals for a particular product.

Our patented manufacturing and delivery technologies provide the technological foundation for our business strategy. The potential pharmaceutical products that we are developing use one or, in some cases, two of these technologies. Our oral calcitonin and oral PTH products would utilize our peptide production process, as well as our oral delivery system for peptides. These products are currently in development and, if approved, they most likely would be introduced into the market years from now. Our principal agreements are as follows:

•

Upsher-Smith Laboratories License Agreement. In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. The $10,000,000 was received from 2002 through 2005. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the FDA and launched by USL in August 2005 (see Note 19 to the audited financial statements and Item 3. Legal Proceedings).

•

Tarsa License Agreement. In October 2009, we licensed our Phase III oral calcitonin program to Tarsa, a new company formed by a syndicate of three venture capital funds specializing in the life sciences: MVM Life Science Partners; Quaker BioVentures; and Novo A/S. Simultaneously, Tarsa announced the closing of a $24 million Series A financing from the investor syndicate. In consideration for our sale to Tarsa of an exclusive license for the oral calcitonin program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa (which represents a 26% ownership). We valued the common stock at $0.23 per share or a total of $2,119,000 with the assistance of an outside valuation firm. We are also eligible to receive milestone payments based on the achievement of certain sales benchmarks, as well as royalties on product sales. Tarsa will be responsible for the future costs of the global Phase III clinical program that was initiated in 2009. This study was fully enrolled in the first quarter of 2010. Tarsa shall pay us for any services, if requested and agreed upon by us. This agreement is subject to certain termination provisions. We may terminate this agreement in the event of Tarsa’s insolvency, material breach or in certain circumstances where Tarsa has ceased development and commercialization activities of the licensed product. Tarsa may terminate this agreement in the event of our insolvency, material breach or, in certain circumstances, without cause. In connection with this oral calcitonin licensing transaction, we issued 300,000 shares of our common stock to Victory Park Special Situations Master Fund, Ltd. in exchange for Victory Park’s surrender of an existing warrant to purchase up to 1,000,000 shares of our common stock. (see Note 10 to the audited financial statements).

•

GlaxoSmithKline License Agreement. In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through December 31, 2009. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through December 31, 2009. There were no milestones achieved or PTH sales to GSK during 2009. Bulk product sales to licensees, prior to product approval, are unpredictable and subject to the needs of the licensee. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. We previously agreed with GSK that we would conduct further development including a small Phase I study, which we initiated in 2008 and successfully completed in 2009. GSK may acquire the data from our development activities for a fixed purchase price. However, there are no assurances that our development activities will be successful or that GSK will acquire the data. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations (see Note 19 to the audited financial statements).

•

Novartis Agreement. In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. Through December 31, 2009, an aggregate of $13,700,000 has been received from Novartis under this agreement, including calcitonin purchases and the 2007 milestone payment described below. There were no milestones achieved or additional calcitonin purchases in 2009. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our then current production capacity. Calcitonin produced by Sandoz is being used by Novartis in its ongoing Phase III clinical trials. In December 2009, an independent Data Monitoring Committee recommended that Novartis proceed as planned with these ongoing studies. It was the committee’s opinion that there were no major or unexpected safety concerns and it unanimously recommended to proceed with the studies to evaluate the efficacy and safety profile of oral calcitonin as planned. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. In 2007, we received a $5,500,000 milestone payment from Novartis for the initiation of their oral calcitonin Phase III clinical study for osteoporosis. This milestone will be recognized over the estimated remaining 11-year performance period of the license agreement. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default (see Note 19 to the audited financial statements).

•

China Joint Venture. In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group, or SPG, a pharmaceutical company in the People’s Republic of China. We own 45% of the joint venture and have a 45% interest in the entity’s profits and losses. An NDA for injectable and nasal calcitonin products was filed in China in 2003. The approval of the joint venture’s NDA in China, and the timing of such approval, is uncertain. Upon approval of the Chinese NDA, we expect that the joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. Brief local human trials were initiated in 2006 and successfully concluded in 2007. The joint venture began operations in 2002. We account for our investment in the joint venture under the equity method. Our share of the losses in the joint venture for 2009, 2008 and 2007 were $169,000, $139,000 and $3,000, respectively (see Note 7 to the audited financial statements).

Other License or Distribution Arrangements. In addition to the joint venture with CPG, we have licensed our nasal calcitonin product in Israel. Because our product is not yet approved in Israel this agreement has not yet produced any revenues. To expand our product pipeline we are developing our SDBG technology in conjunction with Yale University, we have in-licensed technology from Queen Mary, University of London and we periodically perform feasibility studies for third parties. We are also working on the development of a novel obesity peptide which would utilize our manufacturing and oral delivery technologies. In addition, we are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for our products and technologies. However, we may not be successful in achieving milestones under our current agreements, obtaining regulatory approval for our products or in licensing any of our other products.

We operate as a single business segment and our revenue for the last three years, including product sales, royalties, licensing revenue and development services, has almost entirely been pursuant to our agreements with USL and Novartis, all primarily U.S. sources.

Revenue from Licensees:

	2009	2008	2007
USL	87%	87%	80%
Novartis	9%	8%	16%
GSK	1%	1%	1%
Other revenue	3%	4%	3%

For information regarding revenue, losses and total assets, please see our Selected Financial Data in Part II, Item 6 of this report.

Competition

Our primary business activity is biotechnology research and development. Biotechnology research is highly competitive, particularly in the field of human health care. We compete with specialized biotechnology and biopharmaceutical companies, major pharmaceutical and chemical companies, universities and other non-profit research organizations, many of which can devote considerably greater financial resources than we can to research activities. We believe that one of our main competitors in the field of oral delivery of peptides is Emisphere Technologies, Inc. Novartis’ nasal calcitonin product was the main competition for Fortical until December 2008, which was when Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. We do not know yet the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. There could also be future competition from products that are directly generic to our product. In July 2006, we and USL jointly filed a lawsuit against Apotex for infringement of our Fortical patent. We are seeking a ruling that Apotex’s abbreviated NDA, or ANDA, and its nasal calcitonin product infringe our Fortical patent and its ANDA should not be approved before the expiration date of the Fortical patent. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval (see Item 3. Legal Proceedings).

Our calcitonin and PTH products have potential applications in the treatment of osteoporosis. A third-party has conducted studies with an analog of PTH demonstrating the ability to build new bone and has launched an injectable PTH product in the U.S. Fortical currently faces competition from large pharmaceutical companies that produce other osteoporosis products and, if any of our other products receive regulatory approval, these other products would also face competition from large pharmaceutical companies that have substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major companies in the field of osteoporosis treatment include Novartis, Merck, Eli Lilly and Sanofi-Aventis. We believe that we should be able to compete with these companies due both to our partnerships with GSK, USL and Tarsa and to our patented technologies. We believe that success in competing with others in the biotechnology industry will be based primarily upon scientific expertise and technological superiority. We also believe that success will be based on the ability to identify and to pursue scientifically feasible and commercially viable opportunities and to obtain proprietary protection for research achievements. Our success will further depend on our ability to obtain adequate funding and on developing, testing, protecting, producing and marketing products and obtaining their timely regulatory approval. However, any of our competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Product Manufacture

We have been producing calcitonin since 1992. We constructed a facility that complies with current good manufacturing practice guidelines, or cGMP, for the production of calcitonin at leased premises located in Boonton, New Jersey. The facility began producing calcitonin under cGMP guidelines in 1996. The facility is capable of producing our proprietary amidating enzyme for use in producing calcitonin as well as PTH. The current maximum production level which the facility is capable of producing is approximately seven kilograms of bulk peptide per year. During 2008, we implemented refinements to our manufacturing process which improved our productivity and efficiency. We believe that our facility’s current capacity is sufficient to support expected Fortical sales. The facility also contains a filling line to fill and label Fortical. Since we currently maintain an adequate inventory of calcitonin and enzyme to support Fortical for the next several years, we have temporarily suspended manufacturing of those materials at our Boonton facility. However, we will maintain the cGMP status of the facility and the ability to manufacture peptides at that location. Most of the raw materials we use in our peptide production process are readily available in sufficient quantities from a number of sources. However, certain raw materials have a single supplier. For example, for Fortical production, the pumps currently used are purchased by USL from a single source. We are seeking to qualify additional suppliers for our single source items.

Although our facility currently is devoted primarily to calcitonin and Fortical production, it also is suitable for producing other peptide products. The facility can be modified to increase peptide production capacity. Because we manufacture peptides for human use, the FDA, European health authorities and our licensing partners have all inspected our facility at various times. However, there is always the risk that our operations might not remain in compliance or that approval by required regulatory agencies will not be obtained.

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

The regulatory approval process for a pharmaceutical product requires substantial resources and can take many years. There is always a risk that any additional regulatory approvals required for our production facility or for any of our products will not be obtained in a timely manner. Our inability to obtain, or delays in obtaining, these approvals, would adversely affect our ability to continue to fund our programs, to produce marketable products, or to receive revenue from milestone payments, product sales or royalties. We also cannot predict the extent of any adverse governmental regulation that may arise from future legislative and administrative action such as healthcare reform.

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

Commercialization of our Nasal Calcitonin Product

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 (all of which has been received) to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. Fortical was approved by the FDA and launched in August 2005. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the market place and, therefore, are difficult to predict. In July 2006, we and USL jointly filed a lawsuit against Apotex for infringement of our Fortical patent. We are seeking a ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical patent and its ANDA should not be approved before the expiration date of the Fortical patent. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval (see Item 3. Legal Proceedings). In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. We are responsible for manufacturing the product and selling filled calcitonin product to USL. USL packages the product and distributes it nationwide. Our agreement with USL is subject to certain termination provisions. We are currently dependent on USL to market and distribute Fortical and to provide a very significant portion of our revenue. The loss of USL as a licensee would have a material adverse effect on our business.

Development of our Oral Calcitonin Product

During 2007 we successfully conducted a clinical study with our proprietary formulation of oral calcitonin. All of the subjects achieved a biological response and the study met the desired goals for blood levels and variability. The tablets used in the study utilized an improved solid dosage form of our Enteripep® oral delivery technology for which a patent application has been filed. The study measured the blood levels of an established marker of bone resorption in eighteen post-menopausal women. We believe that the study confirms that the calcitonin measured in the blood of the subjects was intact and biologically active and that this novel formulation will also simplify the tablet manufacturing process. In 2008 we initiated and successfully concluded a Phase I/II clinical study for oral calcitonin. This study primarily measured the ability of Unigene’s proprietary oral delivery technology to significantly reduce the levels of an established biochemical marker that correlates with bone loss. All of the twenty-two subjects who completed the study demonstrated a robust reduction in this marker. We intend to utilize this improved formulation for the development of our oral calcitonin product and for the development of other oral peptide products. We believe that these results have the potential to broaden the range of products that may be commercialized using our technology.

In October 2009, we licensed our Phase III oral calcitonin program to Tarsa, a new company formed by a syndicate of three venture capital funds. In consideration for our sale to Tarsa of an exclusive license for the oral calcitonin program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa (which represents a 26% ownership). We will be eligible to receive milestone payments based on the achievement of certain sales benchmarks, as well as royalties on product sales. Tarsa will be solely responsible for future costs of the global Phase III clinical program that we initiated in 2009. This study was fully enrolled in the first quarter of 2010. This agreement is subject to certain termination provisions.

There are risks that a safe and effective oral product will not be developed by Tarsa, that they will not be successful in obtaining regulatory approval of the oral calcitonin product, and that they will not succeed in developing, producing or marketing the oral calcitonin product.

Development of an Oral PTH Product

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement for development activities, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. We and GSK agreed that we will conduct further development including a small, short-term Phase I human study which was initiated in October 2008 and successfully completed in 2009 using our improved oral delivery technology. We may incur certain additional development costs which we currently cannot estimate. GSK has the right to acquire the data from our development activities for a fixed purchase price. However, there are no assurances that our development activities will be successful or that GSK will acquire the data. GSK could make additional milestone payments to us in the aggregate amount of up to $142,000,000, subject to the progress of the compound through clinical development and through to the market. In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and GSK will pay us a royalty on its worldwide sales of the product. The royalty rate will be increased if certain sales milestones are achieved. However, we may not be successful in future clinical trials or in our efforts to obtain the approval of the FDA and other government entities for our oral PTH product or to manufacture and sell the product. This agreement with GSK is subject to certain termination provisions.

Patents and Proprietary Technology

We have filed a number of applications for U.S. patents relating to our proprietary peptide manufacturing process and our delivery technologies. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021. To date, the following thirteen U.S. patents are currently in force:

•	seven patents covering improvements in our manufacturing technology;

•	four patents covering oral delivery of peptides;

•	one patent covering our nasal calcitonin formulation; and

•	one patent covering our SDBG technology;

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

We also believe that our SDBG patent gives us a competitive advantage by enabling us to facilitate and accelerate bone growth at precisely targeted locations in the body using a simple surgical procedure that can be performed on an outpatient basis with minimal invasiveness. Animal studies have shown that, in combination with one or more therapeutic compounds, SDBG can grow significant amounts of high quality bone.

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

Other patent applications are pending. We also have made filings in selected foreign countries, and eighty-seven foreign patents have issued. However, our pending applications may not issue as patents and our issued patents may not provide us with significant competitive advantages. Furthermore, our competitors may independently develop or obtain similar or superior technologies.

Although we believe our patents and patent applications are valid, the invalidity or unenforceability of one or more of our key patents could have a significant adverse effect upon our business. We are currently involved in ANDA litigation in which Apotex claims that our patent for Fortical is invalid. (See Item 3. Legal Proceedings.)

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

Employees

As of February 15, 2010, we had 72 full-time employees. Twenty-eight were engaged in research, development and regulatory activities, 29 were engaged in production activities and 15 were engaged in general, administrative and support functions. Nine of our employees hold Ph.D. degrees. Our employees are experts in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; and quality control. None of our employees is covered by a collective bargaining agreement. Warren P. Levy, President, Ronald S. Levy, Executive Vice President, and Jay Levy, Treasurer, all executive officers and directors, have signed employment agreements with us. We also have change-in-control agreements with our four vice presidents.

Research and Development

We have established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral and nasal delivery technologies to the development of proprietary products and processes. Approximately 79% of our employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. We spent $14.1 million on research and development activities in 2009 ($3.3 million related to oral calcitonin), $10.4 million in 2008, and $8.5 million in 2007.

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

We had a cash flow deficit from operations of $11,291,000 for the year ended December 31, 2009 and a cash flow deficit from operations of $8,575,000 for the year ended December 31, 2008. We generated cash flow from operations of $3,283,000 for the year ended December 31, 2007. We believe that, in the near-term, we will generate cash to apply toward funding a portion of our operations through sales of Fortical to USL and from royalties from USL sales of Fortical. These funds will not be adequate to fully support our operations. We need additional sources of cash in order to maintain all of our future operations. At our current rate of spending, we will need additional cash in the second quarter of 2010.

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

•	the level of Fortical sales, particularly in light of new and potential competition;

•	our ability to successfully defend our Fortical patent against Apotex’s ANDA;

•	the generation of revenue from our Tarsa, Novartis and GSK agreements;

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	our partners’ ability to sell and market our products or their products utilizing our technologies;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in maintaining our production facility;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims including our current litigation regarding Apotex’s ANDA; and

•	the pharmaceutical industry’s need to acquire or license new technologies and products.

There are numerous default provisions under our financing agreement with Victory Park and the entire $19,537,000 principal balance of these notes comes due in 2011.

Under our financing agreement with Victory Park, so long as our outstanding note balance is at least $5,000,000, we must maintain a cash balance equal to at least 10% of the principal amount of the notes and our cash flow (as defined in the agreement) must be at least $2,000,000 in any fiscal quarter or $9,000,000 in any three consecutive quarters. The agreement specifies certain events of default including, without limitation: failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the agreement); if Warren Levy or Ronald Levy shall, at any time for reasons other than health or without the endorsement of the other Unigene directors, cease to be employed in the same position with similar duties; and any material decline or depreciation in the value or market price of the collateral. Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply. There is no assurance that we will be able to maintain a minimum cash balance of $2,000,000, or maintain an adequate cash flow, in order to avoid default. There are also no assurances that we will have sufficient cash from operations or from new financings to repay the Victory Park debt when it comes due in September 2011, or that new financings will be available on favorable terms or at all.

We have payments due beginning in 2010 under the Levy loans.

Beginning in May 2010, we are required to make quarterly payments over a five-year period on notes to Jean Levy and the Jaynjean Levy Family Limited Partnership, (the “Levy Partnership”). As of December 31, 2009, principal and interest on these notes aggregated $19,225,000. We may not be able to generate sufficient cash from operations or from other sources in order to make any or all of these required payments.

Our operations for future years are highly dependent on the successful marketing and sales of Fortical and could be further impacted by generic or other competition.

Fortical is our only product approved by the FDA. Any factors that adversely impact the marketing of Fortical including, but not limited to, competition, including generic competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will have a negative impact on our cash flow and operating results. For 2009, compared to 2008, Fortical sales to USL decreased 41% while Fortical royalties decreased 23%. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. Further decreases in Fortical sales or royalties could have a material adverse effect on our business, financial condition and results of operations. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes our Fortical patent. We have sued Apotex for infringement of our Fortical Patent and Apotex has been enjoined from conducting any activities which would infringe the patent. Apotex has appealed that decision and if we do not prevail in this litigation, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at December 31, 2009, we had an accumulated deficit of approximately $143,000,000. Our gross revenues for the years ended December 31, 2009, 2008 and 2007 were $12,792,000 $19,229,000, and $20,423,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue for 2009 and 2008 consisted primarily of Fortical sales and royalties. Revenue for 2007 consisted primarily of Fortical sales and royalties, as well as peptide sales to Novartis. As of December 31, 2009, we had four material revenue generating license agreements. We believe that to achieve profitability we will require at least the successful commercialization of one or more of our licensees’ oral or nasal calcitonin products, our oral PTH product, our SDBG or obesity programs or another peptide product in the U.S. and/or abroad.

For 2009, 2008 and 2007, we had losses from operations of $12,380,000, $4,950,000 and $3,096,000, respectively. Our net losses for the years ended December 31, 2009, 2008 and 2007 were $13,380,000, $6,078,000 and $3,448,000, respectively. We might never be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for each of the years ended December 31, 2009, 2008 and 2007 concerning the substantial doubt about our ability to continue as a going concern. Our ability to generate additional revenue or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe that satisfying our long-term capital requirements will require at least the successful commercialization of one or more of our peptide products. However, our products may never become commercially successful.

Most of our products are in early stages of development and we and our licensees may not be successful in efforts to develop a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations.

Our success depends on our and our licensees’ ability to commercialize a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations. Except for Fortical, most of our products are in early stages of development and we and our licensees may never develop a calcitonin, PTH or other peptide product that makes us profitable. We have a joint venture in China with SPG that may never generate profits. Our ability to achieve profitability is dependent on a number of factors, including our and our licensees’ ability to complete development efforts, obtain regulatory approval for additional product candidates and successfully commercialize those product candidates or our technologies. We believe that the development of more desirable formulations is essential to expand consumer acceptance of peptide pharmaceutical products. However, we may not be successful in our development efforts, or other companies may develop such products, or superior products, before we do.

We may not be successful in our efforts to gain regulatory approval for our products other than Fortical and, if approved, the approval may not be on a timely basis.

Even if we or our licensees are successful in our development efforts, we may not be able to obtain the necessary regulatory approval for our products other than Fortical. The FDA must approve the commercial manufacture and sale of pharmaceutical products in the United States. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the United States. Our joint venture may not be able to obtain regulatory approval in China. None of our products other than Fortical has been approved for sale in the United States, and our other products may never receive the approvals necessary for commercialization. We must conduct further human testing on certain of our products before they can be approved for commercial sale and such testing requires the investment of significant resources. Any delay in receiving, or failure to receive, these approvals would adversely affect our ability to generate product revenues.

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

Our success is dependent on our ability to establish and maintain commercial partnerships and currently we have only four significant license agreements.

We do not currently have, nor do we expect to have in the near future, sufficient financial resources and personnel to develop and market products on our own. Accordingly, we expect to continue to depend on pharmaceutical companies for revenues from sales of products, research sponsorship and distribution of our products.

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

We currently have significant license agreements with Novartis worldwide for the production of calcitonin, with GSK worldwide for oral PTH, with USL in the United States for nasal calcitonin and with Tarsa worldwide (except for China) for oral calcitonin. We are pursuing additional opportunities to license or enter into distribution arrangements for products that utilize our oral and nasal delivery technologies and/or our manufacturing technology, as well as our other technologies. However, we may not be successful in any of these efforts.

In June 2000, we entered into a joint venture agreement with SPG for the manufacture and distribution of injectable and nasal calcitonin products in China and possibly, with our approval, other selected Asian markets, for the treatment of osteoporosis. The joint venture began operations in 2002.

The joint venture may never generate revenue or profits. We have entered into a license agreement in Israel for nasal calcitonin. To date, we have not received any revenue from this agreement and may never do so.

Because we are a biopharmaceutical company, our operations are subject to extensive government regulation.

Our laboratory research, development and production activities, as well as those of our collaborators and licensees, are subject to significant regulation by federal, state, local and foreign governmental authorities. In addition to obtaining FDA approval and other regulatory approvals for our products, we must maintain approvals for our manufacturing facility to produce calcitonin, PTH and other peptides for human use. The regulatory approval process for a pharmaceutical product requires substantial resources and may take many years. Our inability to obtain approvals or delays in obtaining approvals would adversely affect our ability to continue our development program, to manufacture and sell our products, and to receive revenue from milestone payments, product sales or royalties.

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

We are engaged in developing pharmaceutical products, which is a rapidly changing and highly competitive field. To date, we have concentrated our efforts primarily on products to treat one indication — osteoporosis. Like the market for any pharmaceutical product, the market for treating osteoporosis has the potential for rapid, unpredictable and significant technological change. Competition is intense from specialized biotechnology and biopharmaceutical companies, major pharmaceutical and chemical companies and universities and research institutions. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. There could also be future competition from products that are generic to Fortical, including Apotex’s product that is the subject of our ANDA litigation. Fortical also faces competition from large pharmaceutical companies that produce other osteoporosis products and, if any of our other products receive regulatory approval, these other products likely would also face competition from large pharmaceutical companies with substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we have. Major companies in the field of osteoporosis treatment include Novartis, Merck, Eli Lilly and Sanofi-Aventis. We believe that we should be able to compete with these companies due both to our partnerships with GSK, USL and Tarsa and to our patented technologies. However, one of these potential competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Our success depends upon our ability to protect our intellectual property rights.

We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral and nasal formulations that we have invented in the course of our research. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2021 and we have applications pending that could extend that protection. To date, thirteen U.S. patents have issued and other applications are pending. We have also made patent application filings in selected foreign countries and eighty-seven foreign patents have issued with other applications pending. We face the risk that any of our pending applications will not be issued as patents. In addition, our patents may be found to be invalid or unenforceable, including in the pending ANDA litigation with Apotex. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

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

Under the terms of the various agreements related to our joint venture in China, we are obligated to contribute in cash an aggregate of $2,250,000, of which $175,000 has been paid as of December 31, 2009. SPG has assigned its joint venture rights and obligations to its subsidiary, CPG, and CPG has agreed to lend us the balance of our initial cash contribution of $2,075,000 for two years on an interest-free basis, due May 2010. The combined capital investment commitment of both parties for the joint venture is currently $15,000,000 (cash and technology). This investment is expected to increase to $25,000,000 and could, eventually, be higher. We expect to meet our obligations by contributing a combination of cash, technology, rights to products in China and/or by reducing our equity ownership in the joint venture. We paid an additional $100,000 in January 2010.

The global financial crisis may adversely affect our business and financial results.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008 and continuing in 2009 and 2010. These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The credit crisis may continue for the foreseeable future. At our current rate of spending, we will need additional cash in the second quarter of 2010 and we may not be able to raise such capital on reasonable terms, if at all. In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our product could differ from our current expectations.

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

As of December 31, 2009, there were outstanding warrants to purchase 60,000 shares of our common stock, all but 20,000 of which are currently exercisable, at an average exercise price of $2.13 per share. There were also outstanding stock options to purchase an aggregate of 4,782,915 shares of common stock, at an average exercise price of $1.37, of which 3,281,915 are currently exercisable. If our stock price should increase above the exercise price of these derivative securities, then such exercise at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with other financing efforts, such as our issuance of stock in connection with our loan from Victory Park.

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

We own a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey. At December 31, 2009, Victory Park and Jay Levy had first and second security interests, respectively, in this property. (See Notes 4 and 8 to the financial statements.)

Our 32,000 square foot cGMP production facility, which has been used for the production of Fortical and calcitonin, and can be used for the production of other peptides, was constructed in a building located in Boonton, New Jersey. We lease the facility under a lease which began in February 1994. The current lease will expire in 2014. We have a 10-year renewal option under the lease, as well as an option to purchase the facility.

We are currently leasing approximately 10,000 square feet of administrative and regulatory office space in Boonton, New Jersey. The initial term of the lease runs through May 2017. We have a 10-year renewal option under the lease, as well as an option to purchase the facility.

Item 3.	Legal Proceedings.

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis, is covered by U.S. Patent No. 6,440,392 (the “Fortical Patent”). In June 2006, we received a “Paragraph IV certification letter” from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product which is the subject of an Apotex pending ANDA. On July 24, 2006, we and USL jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together “Apotex”), in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provided for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. In December 2008, this stay ended and we and Apotex entered a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical® generic equivalent product in the United States. The preliminary injunction will remain in effect until the court renders a final decision on the validity and infringement of Unigene’s U.S. Patent. In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement. In August 2009, the U.S. District Court, Southern District of New York, confirmed the validity of Unigene’s patent and issued an order permanently enjoining Apotex from engaging in any activity that infringes the patent. The motion of the plaintiffs, Unigene and its licensee USL, for summary judgment in the case was granted. The Court upheld the validity of the Fortical Patent and entered a permanent injunction against Apotex. Apotex appealed this decision. In October 2009, the District Court vacated its order subject to reinstatement and asked the parties to identify any claims that remain in the case. As a result, Apotex’s appeal was deactivated. The District Court has not ruled on whether any additional issues remain to be resolved, but a preliminary injunction remains in place precluding Apotex from infringing Unigene’s patent on Fortical®. We are seeking a final ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical Patent and its ANDA should not be approved before the expiration date of the Fortical Patent. We are also seeking to maintain the permanent injunction to prevent Apotex from commercializing its ANDA product before the expiration of the Fortical Patent and to recover the attorney’s fees and costs which we and USL incur in connection with these proceedings. However, there is the usual litigation risk that we will not be successful in the suit. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have not declared or paid any cash dividends since inception, and do not anticipate paying any in the near future.

We became a public company in 1987. As of February 15, 2010, there were 550 holders of record of our common stock. In addition, we have approximately 7,000 street name holders. Our common stock is traded on the OTC Bulletin Board under the symbol UGNE. The prices below represent high and low sale prices per share of our common stock.

	2009	2008
	High-Low	High-Low
1st Quarter:	$0.68-0.37	$2.11-1.41
2nd Quarter:	1.55-0.51	2.15-1.35
3rd Quarter:	1.54-0.91	1.80-0.77
4th Quarter:	1.96-0.61	1.01-0.41

This stock performance information is “furnished” and shall not be deemed to be “soliciting material” or subject to Rule 14A of the Exchange Act, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation by reference language in any such filing, except to the extent that we specifically incorporate this information by reference.

Item 6.	Selected Financial Data.

STATEMENT OF OPERATIONS DATA

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Revenue:
Product sales, royalties, licensing and other revenue	$12,792	$19,229	$20,423	$6,059	$14,276
Costs and expenses:
Research, development and facility expenses, inventory reserve and cost of goods sold	16,234	16,290	15,707	10,613	9,042
General and administrative	8,938	7,889	7,812	6,423	4,640
Net loss	(13,380)	(6,078)	(3,448)	(11,784)	(496)
Net loss per share, basic and diluted	(.15)	(.07)	(.04)	(.14)	(.01)
Weighted average number of shares outstanding	90,662	88,751	87,742	86,813	81,482

BALANCE SHEET DATA

(In thousands)

	December 31,
	2009	2008	2007	2006	2005
Cash and cash equivalents	$4,894	$8,583	$3,678	$3,357	$4,146
Working capital (deficiency)	(1,251)	14,914	6,390	(9,527)	(10,974)
Total assets	23,955	28,641	16,874	14,051	12,774
Total debt, including accrued interest-short-term	5,904	—	—	16,186	16,654
Total debt, including accrued interest-long-term	33,746	32,131	16,521	—	—
Other long-term obligations, primarily deferred revenue, including current portion	11,217	12,354	13,712	9,361	9,859
Total liabilities	54,397	47,613	33,545	28,239	29,281
Total stockholders’ deficit	(30,442)	(18,972)	(16,671)	(14,188)	(16,507)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS—Years ended December 31, 2009, 2008 and 2007

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

During 2009 we faced economic challenges, primarily due to a decline in Fortical revenue. We need additional sources of cash, from increases in Fortical sales or royalties, milestones from existing agreements or upfront payments from new agreements or from financings, in order to meet our near-term obligations and to maintain all of our operations. At our current rate of spending, we will need additional cash in the second quarter of 2010.

To expand our product pipeline: we are developing our SDBG technology in conjunction with Yale University; we have in-licensed technology from Queen Mary, University of London relating to potential therapies for inflammation and cardiovascular disease; and we periodically perform feasibility studies for third parties. We are also developing a novel peptide treatment for obesity. Our products, other than Fortical in the United States, will require clinical trials and/or approvals from regulatory agencies and all of our products will require acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive regulatory approval or significant revenue for these products.

We compete with specialized biotechnology and biopharmaceutical companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. For 2009, compared to 2008, Fortical sales to USL decreased 41% while Fortical royalties decreased 23%. We cannot forecast whether, or to what extent, we will continue to experience further declines in sales or royalties. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes on our Fortical patent. If we do not prevail in that litigation, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

The current need of major pharmaceutical companies to add products to their pipeline is a favorable sign for us and for other small biopharmaceutical companies. However, this need is subject to rapid change and it is uncertain whether any additional pharmaceutical companies will have interest in licensing our products or technologies.

REVENUE

Revenue is summarized as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Product Sales	$5,941,254	$10,057,938	$12,758,640
Royalty Revenue	4,991,266	6,519,942	5,572,349
Licensing Revenue	1,253,260	1,256,760	1,173,429
Development Fees and Other Revenue	606,058	1,394,793	918,411

	$12,791,838	$19,229,433	$20,422,829

Revenue for the year ended December 31, 2009 decreased $6,437,000, or 33%, to $12,792,000 from $19,229,000 in the comparable period in 2008.

This decrease in revenue was due to a decline in Fortical revenue as a result of increased competition in the nasal calcitonin market. Fortical sales and royalties have both declined since the launch of competitive products in December 2008. In 2009, Fortical sales to USL declined $4,117,000, or 41%, and Fortical royalties from USL declined $1,529,000, or 23%, from 2008. Revenue for the year ended December 31, 2008 decreased $1,194,000, or 6%, to $19,229,000 from $20,423,000 in the comparable period in 2007. The decrease was primarily due to the $2,500,000 supply agreement signed with Novartis in 2007, under which we recognized $2,200,000 in product sales and $300,000 in development service fees for the year ended December 31, 2007. This supply agreement was completed in 2007. Fortical royalties increased 17% to $6,520,000 in 2008 from $5,572,000 in 2007 due to USL’s increased selling price per vial. Fortical sales decreased 5% to $10,058,000 in 2008 from $10,559,000 in 2007 due to a 5% reduction in vials ordered by USL. Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipment to its customers. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. USL’s royalty reports are based on their manufacturing quarters which prior to 2008 differed from calendar quarters by one month. Starting in the first quarter of 2007, USL began providing royalty information for the last month of the calendar quarter. Therefore, our March 31, 2007 quarter (and only that quarter) included royalty revenue for four months, from December 2006 through March 2007. Subsequent quarters have reported three months of royalty revenue corresponding to our calendar quarters. The effect of the inclusion of the fourth month of royalty revenue in the year ended December 31, 2007 was an additional $873,000 of royalty revenue.

Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years. Licensing revenue remained constant in 2009 from 2008 and increased 7% to $1,257,000 in 2008 from $1,173,000 in 2007. The increase was due to the $5,500,000 milestone received in 2007 from Novartis. This milestone has been deferred and is being recognized over an eleven year period, representing the estimated remaining term of the agreement.

Development fees and other revenue decreased 57% to $606,000 in 2009 from $1,395,000 in 2008 primarily due to the timing and amount of development work and feasibility studies we do for various pharmaceutical and biotechnology companies. This revenue is dependent upon the needs of our partners. Development fees and other revenue increased 52% to $1,395,000 in 2008 from $918,000 in 2007 primarily due to an increase in development work and feasibility studies we did for various pharmaceutical and biotechnology companies. Development fees and other revenue of $918,000 for the year ended December 31, 2007 primarily represents reimbursements under a government grant, which totaled $505,000 in 2007.

Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees. It is therefore subject to uncertain timing and not predictive of future revenue. Bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional peptide sales are dependent upon the future needs of our partners, which we cannot currently estimate. Sales revenue from Fortical in the future will depend on Fortical’s continued acceptance in the marketplace, as well as competition and other factors. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. Therefore, it is highly unlikely that Fortical alone will ever generate sufficient revenue for us to achieve profitability. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes on our Fortical patent. If we do not ultimately prevail in defending our patent, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

EXPENSES

In December 2009, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand. Our restructuring expenses for 2009 were $353,000, of which $242,000 represented severance pay. These expenses are included in research, development and facility expenses and in general and administrative expenses. Under the comprehensive plan, we will continue Fortical production and will maintain all of our core programs and partnered activities while decreasing operating expenses by approximately $9 million for 2010. Since we currently maintain an adequate multi-year inventory of calcitonin and enzyme to support Fortical, we will temporarily suspend manufacturing of those materials at our Boonton facility. However, we will maintain the cGMP status of the facility and the ability to manufacture peptides at that location. Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 30%. The plan further provided for salary reductions at all levels, including senior management, and other cost savings. If we obtain sufficient outside funding during 2010, we would evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

Cost of Goods Sold

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs such as depreciation and maintenance. Cost of goods sold decreased 61% in 2009 to $2,171,000 from $5,622,000 in 2008, due to a 41% reduction in Fortical sales to USL, as well as improved margins which resulted from improved batch yields for calcitonin production. Cost of goods sold decreased 22% in 2008 to $5,622,000 from $7,223,000 in 2007. The decrease was due to reduced product sales in 2008 due to the non-recurring peptide sales to Novartis in 2007, as well as a slight reduction in Fortical sales. Cost of goods sold for 2009 and 2008 represented our costs associated with Fortical production for USL, whose purchases from us fluctuate each quarter. Cost of goods sold for 2007 represented costs associated with our Fortical production for USL and our peptide production for Novartis. Future production related expenses will be dependent upon the level of future Fortical sales, as well as possible peptide production, to meet our partners’ needs. Cost of goods sold as a percentage of sales was 37%, 56% and 57%, respectively, for 2009, 2008 and 2007. The improvement in margins in 2009 was due to the utilization of calcitonin produced by our more efficient manufacturing process. A small portion of our calcitonin inventory consists of calcitonin manufactured by our prior less efficient production process. Use of this material would increase our cost of goods sold, therefore lowering our margins, for that period of use.

Research, Development and Facility Expenses

Research, development and facility expenses, our largest expense, primarily consist of personnel costs, preclinical and clinical trials, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense. All of our production and a portion of our research, development and facility costs are associated with our manufacturing facility in Boonton, New Jersey, where costs are relatively fixed month-to-month. We allocate such costs to the manufacture of production batches for inventory purposes, to cost of goods sold or to research, development and facility activities, based upon the activities undertaken by the personnel in Boonton each period.

Research, development and facility expense increased 35% in 2009 to $14,062,000 from $10,445,000 in 2008. The 2009 increase was due to an increase of $1,467,000 for our Phase III oral calcitonin program which was licensed to Tarsa in October 2009. In addition, production salaries and supplies allocated to research, development and facility expenses increased $1,872,000 primarily due to the production of PTH for research purposes, as well as certain peptide batch failures during 2009. Research, development and facility expense increased 23% in 2008 to $10,445,000 from $8,485,000 in 2007. The 2008 increase was primarily due to increased expenses including costs for clinical trials for our oral calcitonin and oral PTH products. Our 2008 expenses increased $1,304,000 for our oral calcitonin program and $444,000 for our oral PTH program.

Research and development expenses will fluctuate in future years depending on the timing of expenses, including preclinical and clinical trials, but should decline in 2010 from 2009 due to the cessation of our costs associated with the oral calcitonin program and due to our corporate restructuring. Expenditures for the sponsorship of collaborative research programs were $712,000, $702,000 and, $497,000 in 2009, 2008 and 2007, respectively, which are included as research and development expenses. The 2009 and 2008 increases were due to expenses related to our collaboration with Queen Mary, University of London.

General and Administrative Expenses

General and administrative expenses increased 13% to $8,938,000 in 2009 from $7,889,000 in 2008 and increased 1% in 2008 from $7,812,000 in 2007. The 2009 increase was primarily attributable to an increase of $1,216,000 in professional fees, including legal expenses related to the Tarsa transaction and to the Apotex litigation. The 2008 increase was primarily attributable to increased depreciation, amortization and impairment expenses of $263,000 due to the construction of our new administrative offices and the impairment of certain patents and patent applications; increased personnel expenses of $197,000 primarily due to higher salaries and health insurance costs; and increased travel expenses of $85,000. These increases were mostly offset by a decrease in legal and accounting fees of $508,000 primarily due to a reduction in legal costs associated with our patent infringement litigation. We expect that general and administrative expenses will decline in 2010 from 2009 due to our corporate restructuring.

Inventory Reserve

Inventory reserve charges in 2008 were $223,000, representing potential second source material components for Fortical which may not be usable.

Net Gain on License to Tarsa

In October 2009, we licensed our Phase III oral calcitonin program to Tarsa Therapeutics, Inc. a new company formed by a syndicate of three venture capital funds. In consideration for our sale to Tarsa of an exclusive license for the oral calcitonin program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa (which represents a 26% ownership). We valued the common stock at $0.23 per share or a total of $2,119,000 with the assistance of an outside valuation firm. In October 2009 we recognized $4,853,000 in expenses for our oral calcitonin program as well as an additional $573,000 in expenses related to the warrant exchange with Victory Park related to the Tarsa transaction. We therefore recognized a net gain of $5,686,000 on the licensing of our oral calcitonin program to Tarsa.

Interest Expense

Interest expense increased 131% in 2009 to $4,862,000 from $2,102,000 in 2008 and increased 53% in 2008 from $1,378,000 in 2007. The increases were primarily due to the $15,000,000 and $5,000,000 notes issued to Victory Park on September 30, 2008 and May 22, 2009, respectively. These notes bear interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum. During 2009 and 2008 we recognized $3,356,000 and $700,000 in cash and non-cash interest expense under these notes. Cash and non-cash interest expense under these notes in future years should approximate $940,000 per quarter depending on principal repayments and prevailing interest rates thereby increasing future interest expense. On May 10, 2007, the outstanding principal and interest on all Levy loans totaled $15,737,517. On that date, interest rates ranged from 8.5% to 14.2% with certain loans accruing compound interest. The total of $15,737,517 in principal and interest was restructured as eight-year term notes with a fixed simple interest rate of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the restructured loans due to the deferred payment schedule contained in the notes. Required quarterly payments of principal and interest under these new notes begin in May 2010 over a five-year period.

Loss On Equity Method Investments

China Joint Venture

This loss represents our 45% ownership percentage of our China joint venture’s profits and losses. Our share of the 2009 loss of the China joint venture was $169,000, an increase of $30,000 from 2008.

Tarsa

We have a 26% ownership interest in Tarsa. Our 2009 operations include a loss of $2,119,000 which represents our proportionate share of loss in Tarsa, limited to our total investment in Tarsa which was $2,119,000, as a result of our valuation of Tarsa’s common stock at $2,119,000, with the assistance of an outside appraiser. Our share of Tarsa’s loss would have been $3,795,000 so that the unrecognized loss of $1,676,000 is to be carried over to future periods. The loss reduced our investment in Tarsa to zero and, as a consequence, our future financial results will not be negatively affected by Tarsa’s ongoing operations. We have no obligation to fund future operating losses of Tarsa as well as no further obligations of any kind.

Gain on Technology Transfer to Joint Venture

China Joint Venture

This $265,000 gain represents the difference between the fair value of the technology and licenses transferred to the joint venture and the book value of these assets. The joint venture valued these assets at $4,500,000; their book value was $0 representing a gain of $4,500,000. This gain is being recognized over 17 years, the estimated life of the transferred assets, at approximately $265,000 per year beginning the fourth quarter of 2008.

Income Tax Benefit

The income tax benefit of $67,000 in 2009 consists primarily of a partial refund of federal research and development tax credits. The income tax benefit in 2008 and 2007 of $926,000 and $724,000, respectively, consists primarily of proceeds received for sales of a portion of our state tax net operating loss carry forwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. The purpose of the New Jersey program is to provide financial assistance to high-technology and biotechnology companies in order to facilitate future growth and job creation. The New Jersey tax benefit sale for 2009 was concluded and recognized in February 2010.

Net Loss

Net loss for 2009 increased 120% to $13,380,000 from $6,078,000 in 2008. This was, primarily due to a decline in Fortical revenue of $5,645,000 due to increased competition. Interest expenses increased $2,760,000, primarily due to our borrowings from Victory Park. In addition, loss from investment in Tarsa and China joint venture increased $2,150,000 primarily due to our proportionate share of Tarsa’s 2009 loss. These increased expenses and reduced Fortical revenue were partially offset by the Tarsa gain of $5,686,000.

Net loss for 2008 increased 76% to $6,078,000 from $3,448,000 in 2007 primarily due to a decrease in revenue of $1,193,000, principally from the $2,500,000 of non-recurring revenue from Novartis in 2007. In addition, operating expenses in 2008 increased $660,000 primarily due to increased research, development and facility expenses partially offset by a decline in cost of goods sold. In addition, interest expense increased $724,000 primarily due to our note payable to Victory Park. Net losses will continue unless we achieve sufficient non-deferred revenue under our USL, GSK, Tarsa or Novartis agreements or sign new revenue generating research, licensing or distribution agreements.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that are both important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 3 of the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles (“GAAP”), with no need for management’s judgment in the application of GAAP.

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

We follow the accounting guidance for licensing agreements which typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product and the delivery of product and/or research services to the licensee. Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. For our USL and GSK agreements, the following describes our revenue recognition accounting policy. Non-refundable milestone payments that represent the completion of a separate earnings process and a substantive step in the research and development process are recognized as revenue when earned at the lesser of 1) the non-refundable cash received or 2) the proportionate level of effort expended to date during the development stage multiplied by the development stage revenue. This sometimes requires management to judge whether or not a milestone has been met and when it should be recognized in the financial statements. Typically, this would involve discussions between management and our licensing partner. Payments for milestones for which the completion of the earnings process is not yet complete (for example, payment received for the commencement of an activity that represents a separate earnings process) are recognized over the estimated performance period of such activity. This is to comply with accounting guidance which provides for revenue to be recognized once delivery has occurred or services have been rendered. Royalties and/or milestones relating to sales of products by our licensees, and the delivery of products and research services, will be recognized as such events occur as they represent the completion of a separate earnings process.

In addition, accounting guidance requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.”

Accounting for Stock Options: For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with accounting guidance. We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Stock options and warrants issued to consultants are accounted for in accordance with accounting guidance. Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model until the option is fully vested and is included in research, development and facility expenses.

Inventory: Production inventories, at our Boonton, NJ location, are stated at the lower of cost or market, valued at specifically identified cost which approximates FIFO. Research inventories, at our Fairfield, NJ location, are stated at the lower of cost (using the FIFO method) or market. Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates involve estimating the lives of our license agreements, which typically are determined by the estimated useful lives of our licensed patents. This would determine the period over which certain revenue would be recognized. Other significant estimates relate to valuation of inventory and intangible assets, both of which involve management estimates of the lives of the assets and the recoverability of costs.

Equity Method Investments: We account for our investment in the China joint venture and Tarsa under the equity method and therefore recognize our proportionate share of their earnings and losses. We own 45% of the Chinese joint venture and recognize 45% of the entity’s profits and losses. As part of the consideration for our sale to Tarsa of an exclusive license for our oral calcitonin program, we received 9,215,000 shares of common stock in Tarsa. This represents an approximate 26% ownership. We therefore recognized 26% of the entity’s profits and losses, up to our investment in Tarsa. In 2009 our proportionate share of Tarsa’s loss was $3,795,000. However, our investment in Tarsa was $2,119,000 so the excess loss of $1,676,000 would be recognized in future years to offset our share of future profits, if any.

Patents and Other Intangibles: Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies, as well as for our SDBG technology. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, or we decide not to support the applications in certain jurisdictions. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

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

LIQUIDITY AND CAPITAL RESOURCES.

We have a number of future payment obligations under various agreements. They are summarized, at December 31, 2009, as follows:

Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
Notes payable – Victory Park	$19,537,206	$—	$19,537,206	—	$—	$—	$—
Interest – Victory Park	4,786,616	2,735,209	2,051,407	—	—	—	—
Chinese joint venture	2,075,000	2,075,000	—	—	—	—	—
Notes payable-Levys	15,737,517	2,360,628	3,147,503	3,147,503	3,147,503	3,147,503	786,877
Interest-Levys	7,619,718	1,297,826	1,947,227	1,666,280	1,380,676	1,097,401	230,308
Deferred compensation	450,000	—	—	—	—	450,000	—
Operating leases	1,495,786	289,021	290,021	291,021	292,021	108,369	225,333
Executive Compensation	679,250	679,250	—	—	—	—	—

Total Contractual Obligations	$52,381,093	$9,436,934	$26,973,364	$5,104,804	$4,820,200	$4,803,273	$1,242,518

At December 31, 2009, we had cash and cash equivalents of $4,894,000, a decrease of $3,689,000 from December 31, 2008 primarily due to a decline in Fortical revenue. We had a working capital deficiency of approximately $1,251,000. In October 2009, in consideration for our sale to Tarsa of an exclusive license for the oral calcitonin program, we received from Tarsa approximately $8,993,000 in cash and shares of common stock in Tarsa. We need additional sources of cash in order to maintain all of our operations. At our current rate of spending, we will need additional cash in the second quarter of 2010. In addition, under the Levy loans, quarterly payments of principal and interest are scheduled to commence in May 2010.

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

We have also generated cash from loans, including officer loans, as well as from stock offerings. The loans have added debt to our balance sheet and, the officer loans, after being restructured in 2007, require repayment over a five-year period beginning in May 2010. The Victory Park loans are due in full in 2011. Our various stock offerings have provided needed cash but it is uncertain whether we can obtain future financing under favorable terms, or at all. The Victory Park loan documents contain certain restrictions on our ability to raise cash through equity or debt financings.

In December 2009, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand. Under the comprehensive plan, we will continue Fortical production and will maintain all of our core programs and partnered activities while decreasing operating expenses by approximately $9 million for 2010. Since we currently maintain an adequate inventory of calcitonin and enzyme to support Fortical, we will temporarily suspend manufacturing of those materials at our Boonton facility. However, we will maintain the cGMP status of the facility and the ability to manufacture peptides at that location. Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 30%. The plan further provided for salary reductions at all levels, including senior management, and other cost savings. If we obtain sufficient outside funding during 2010, we would evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

On September 30, 2008 we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note and 1,125,000 shares of our common stock, and we received net proceeds of $14,372,000 after fees and closing expenses. In May 2009, we issued an additional $5,000,000 of term notes to affiliates of Victory Park, along with 375,000 shares of our common stock, under the same terms as the previous note. We received net proceeds of $4,803,000 after fees and closing expenses. So long as our note balance with Victory Park is at least $5,000,000, we must maintain a cash balance equal to at least 10% of the principal amount of the notes ($19,537,206 at December 31, 2009) and our cash flow (as defined in the agreement) must be at least $2,000,000 in any fiscal quarter or $9,000,000 in any three consecutive quarters. We have been in compliance with these covenants through December 31, 2009 and expect to remain in compliance through the first quarter of 2010. We need additional sources of cash during the second quarter of 2010 in order to remain in compliance with these covenants (see Note 8 to the audited financial statements).

Cash received during 2009 was primarily from Fortical sales and royalties received under our agreement with USL, as well as Tarsa. Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans, (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in the future. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues. For 2009, compared to 2008, Fortical sales to USL decreased 41% while Fortical royalties decreased 23% and we cannot predict whether, or to what extent, we will continue to experience declines in sales or royalties.

We believe that in 2010 we will generate cash to apply toward funding a portion of our operations primarily through sales of Fortical to USL and royalties on USL’s sales of Fortical and, in the long-term, on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue on future licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for nasal calcitonin, for various oral peptides, including our obesity peptide, for our peptide manufacturing technology and for our SDBG technology. However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our financing agreement with Victory Park or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our or our licensees’ oral or nasal calcitonin products, our oral PTH product, our SDBG or obesity programs or another peptide product in the U.S. and/or abroad. However, it is uncertain whether or not any of these products other than Fortical will be approved or will be commercially successful.

We have incurred annual operating losses since our inception and, as a result, at December 31, 2009, had an accumulated deficit of approximately $143,000,000. Our cash requirements in 2009 to operate our research and peptide manufacturing facilities and develop our products increased from 2008 due to higher spending on internal research projects, primarily oral calcitonin and oral PTH, as well as patent infringement litigation costs. The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008 and continuing in 2009 and 2010. These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The credit crisis may continue for the foreseeable future. At our current rate of spending, we will need additional cash in the second quarter of 2010 and we may not be able to raise such capital on reasonable terms, if at all. In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our product could differ from our current expectations.

Net Cash Used in Operating Activities: Net cash used in operating activities was $11,291,000 in 2009, which was primarily due to our net loss adjusted for non-cash items of $1,047,000 and a decrease in our operating assets and liabilities of $3,136,000. The decrease in our operating assets and liabilities primarily resulted from a reduction in prepaid expenses and accounts receivable. Cash provided by operating activities has not been sufficient to meet our needs.

Net cash used in operating activities was $8,575,000 in 2008, which was primarily due to our net loss adjusted for non-cash items of $1,604,000 and an increase in our operating assets and liabilities of $4,101,000, primarily from increased accounts receivable and inventory.

Net Cash Used in Investing Activities: Net cash provided by investing activities was $3,030,000 in 2009, primarily related to our net proceeds from the technology license to Tarsa. Net cash used in investing activities was $2,545,000 in 2008, primarily resulting from capital expenditures of $1,406,000 which were primarily related to our new Boonton facility.

Net Cash Provided by Financing Activities: Net cash provided by financing activities was $4,572,000 in 2009 and $16,026,000 in 2008 primarily resulting from our issuances of notes payable to Victory Park.

Off-Balance Sheet Arrangements.

None.

New Accounting Pronouncements.

In September 2009, we adopted a newly issued accounting standard related to earnings per share. This standard applies to redemptions and induced conversions of equity-classified preferred stock instruments. Our adoption did not impact our financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (“Codification”) to become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC issued under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Our adoption of the Codification did not impact our financial position or results of operations.

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

In September 2006, the FASB issued a new accounting standard providing guidance for fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This guidance applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this guidance does not require any new fair value measurements. However, for some entities, the application of this guidance will change current practice. The changes to current practice resulting from the application of this guidance relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of this guidance were effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement was permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the remaining provisions of this guidance effective January 1, 2009 and the adoption did not have a significant effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

On September 30, 2008 we entered into a financing agreement with Victory Park whereby Victory Park purchased $15,000,000 of three-year senior secured non-convertible term notes from us. In May 2009, we issued an additional $5,000,000 in notes to affiliates of Victory Park. These notes bear interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum. Therefore, beginning in the fourth quarter of 2008, we became exposed to interest rate fluctuations in the near-term and long-term until these notes are repaid in full. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

The information below summarizes our market risks associated with interest bearing debt obligations as of December 31, 2009. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our debt.

	Calendar Year
Debt Obligations	Carrying Amount	2010	2011	2012	2013	2014	Thereafter

Note payable – Victory Park Variable interest rate: 14% (1)	$19,537,206	$—	$19,537,206	$—	$—	$—	$—

Notes payable – Levys – Fixed interest rate: 9%	15,737,517	2,360,628	3,147,503	3,147,503	3,147,503	3,147,503	786,877
Loan payable – CPG Fixed interest rate: 0%	2,075,000	2,075,000	—	—	—	—	—

Total	$37,349,723	$4,435,628	$22,684,709	$3,147,503	$3,147,503	$3,147,503	$786,877

(1)	Prime rate plus 7%, with a floor of 14% and a cap of 18%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Unigene Laboratories, Inc.

We have audited the accompanying balance sheets of Unigene Laboratories, Inc. (the “Company) ( a Delaware Corporation) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Tarsa Therapeutics, Inc., the investment in which, as discussed in Note 10 to the financial statements, is accounted for by the equity method of accounting. The investment in Tarsa Therapeutics, Inc., was $0 as of December 31, 2009, and the equity in its net loss was $2,119,000, for the year then ended. The financial statements of Tarsa Therapeutics, Inc., were audited by other auditors whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tarsa Therapeutics, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has incurred a net loss of $13,400,000 during the year ended December 31, 2009 and has an accumulated deficit of approximately $143,000,000 as of December 31, 2009. As of that date, the Company’s current liabilities exceeded its current assets by $1,251,000 and its total liabilities exceeded total assets by $30,442,000. These factors, along with declining sales, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The other auditor’s report on the 2009 financial statements of Tarsa Therapeutics, Inc., included an explanatory paragraph describing conditions that raised substantial doubt about its ability to continue as a going concern.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unigene Laboratories, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2010, expressed an unqualified opinion.

GRANT THORNTON LLP

New York, New York

March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tarsa Therapeutics, Inc.

We have audited the accompanying balance sheet of Tarsa Therapeutics, Inc. (a development-stage company) as of December 31, 2009, and the related statements of operations, shareholders’ deficit, and cash flows for the period from March 13, 2009 (date of inception) to December 31, 2009 (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tarsa Therapeutics, Inc. at December 31, 2009, and the results of its operations and its cash flows for the period from March 13, 2009 (date of inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Tarsa Therapeutics, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since inception and will need additional capital to continue its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 8, 2010

UNIGENE LABORATORIES, INC.

BALANCE SHEETS

DECEMBER 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,894,210	$8,583,226
Accounts receivable	2,221,098	4,635,036
Inventory, net	1,933,012	3,180,019
Prepaid interest	—	525,000
Prepaid expenses and other current assets	182,817	1,994,077

Total current assets	9,231,137	18,917,358

Noncurrent inventory	4,989,668	1,649,690
Property, plant and equipment, net	3,679,561	4,023,434
Patents and other intangibles, net	2,467,111	2,064,182
Investment in China joint venture	3,060,151	1,447,418
Investment in Tarsa	—	—
Deferred financing costs, net	279,892	385,787
Other assets	247,421	153,110

Total assets	$23,954,941	$28,640,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,144,396	$708,134
Accrued expenses	2,106,719	2,038,902
Current portion – deferred licensing fees	1,326,606	1,256,756
Notes payable – Levys	2,360,628	—
Accrued interest	1,533,360	—
Due to China joint venture partner, net of discount of $64,571	2,010,429	—

Total current liabilities	10,482,138	4,003,792

Notes payable – Levys, excluding current portion	13,376,889	15,737,517
Note payable – Victory Park –net of discount of $1,357,003 in 2009 and $1,536,561 in 2008	18,180,203	13,463,439
Accrued interest –Levys, excluding current portion	2,189,242	2,094,973
Accrued expenses, excluding current portion	277,908	370,544
Deferred licensing fees, excluding current portion	9,452,809	10,726,069
Deferred compensation	437,413	371,146
Due to China joint venture partner, net of discount of $129,043	—	845,957

Total liabilities	54,396,602	47,613,437

Commitments and contingencies
Stockholders’ deficit:
Common Stock – par value $.01 per share, authorized 135,000,000 shares; issued and outstanding: 91,730,117 shares in 2009 and 90,195,520 shares in 2008	917,301	901,955
Additional paid-in capital	111,352,807	109,457,677
Accumulated deficit	(142,711,769)	(129,332,090)

Total stockholders’ deficit	(30,441,661)	(18,972,458)

Total liabilities and stockholders’ deficit	$23,954,941	$28,640,979

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Revenue:

Product sales	$5,941,254	$10,057,938	$12,758,640
Royalties	4,991,266	6,519,942	5,572,349
Licensing revenue	1,253,260	1,256,760	1,173,429
Development fees and other revenues	606,058	1,394,793	918,411

	12,791,838	19,229,433	20,422,829

Operating expenses:
Cost of goods sold	2,171,231	5,621,732	7,222,534
Research, development and facility expenses	14,062,438	10,445,001	8,484,582
General and administrative	8,937,683	7,889,260	7,811,966
Inventory reserve	—	223,413	—

	25,171,352	24,179,406	23,519,082

Operating loss	(12,379,514)	(4,949,973)	(3,096,253)

Other income (expense):
Gain on technology license to Tarsa – net	5,685,530	—	—
Interest and other income	133,581	120,654	305,015
Interest expense	(4,862,319)	(2,102,354)	(1,377,929)
Loss from investment in Tarsa and China joint venture	(2,288,775)	(138,513)	(3,105)
Gain on technology transfer to joint venture	264,703	66,176	—

Loss before income taxes	(13,446,794)	(7,004,010)	(4,172,272)
Income tax benefit – principally from sale of New Jersey tax benefits in 2008 and 2007	67,115	925,588	723,932

Net loss	$(13,379,679)	$(6,078,422)	$(3,448,340)

Loss per share – basic and diluted:
Net loss per share	$(0.15)	$(0.07)	$(0.04)

Weighted average number of shares outstanding – basic and diluted	90,662,089	88,751,289	87,742,329

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2009, 2008 and 2007

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2007	87,731,015	$877,310	$104,740,178	$(119,805,328)	$(14,187,840)

Exercise of stock options	22,700	227	10,874	—	11,101
Recognition of stock option compensation expense – employees and directors	—	—	836,333	—	836,333
Recognition of stock option compensation expense –consultants	—	—	118,002	—	118,002
Net loss	—	—	—	(3,448,340)	(3,448,340)

Balance, December 31, 2007	87,753,715	877,537	105,705,387	(123,253,668)	(16,670,744)

Sale of common stock to CPG at $1.86 per share (net of cash issuance costs of $74,000)	1,080,000	10,800	1,923,505	—	1,934,305
Issuance of stock to Victory Park	1,125,000	11,250	1,215,000	—	1,226,250
Recognition of stock option compensation expense – employees and directors	—	—	450,299	—	450,299
Recognition of stock option compensation benefit – consultants	—	—	(143,177)	—	(143,177)
Discount on note payable issued to joint venture partner	—	—	160,064	—	160,064
Issuance of restricted stock	178,961	1,790	(1,790)	—	—
Recognition of restricted stock compensation expense	—	—	144,567	—	144,567
Cashless warrant exercise	47,844	478	(478)	—	—
Exercise of stock options	10,000	100	4,300	—	4,400
Net loss	—	—	—	(6,078,422)	(6,078,422)

Balance, December 31, 2008	90,195,520	901,955	109,457,677	(129,332,090)	(18,972,458)

Issuance of stock to Victory Park in connection with debt issuance and Tarsa transaction	675,000	6,750	930,000	—	936,750
Stock issued in lieu of director fees	91,886	919	72,581	—	73,500
Recognition of restricted stock compensation expense	—	—	119,700	—	119,700
Issuance of restricted stock	60,000	600	(600)	—	—
Discount on note payable issued to joint venture partner	—	—	27,978	—	27,978
Recognition of stock option compensation expense – employees and directors	—	—	378,212	—	378,212
Recognition of stock option compensation expense – consultants	—	—	43,393	—	43,393
Cashless warrant exercise	77,811	778	(778)	—	—
Exercise of stock options	629,900	6,299	324,644	—	330,943
Net loss	—	—	—	(13,379,679)	(13,379,679)

Balance, December 31, 2009	91,730,117	$917,301	$111,352,807	$(142,711,769)	$(30,441,661)

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,379,679)	$(6,078,422)	$(3,448,340)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred revenue	(1,367,664)	(1,456,760)	(1,208,179)
Recognition of non-cash interest expense	845,803	174,760	—
Non-cash equity compensation	614,805	451,689	954,335
Depreciation, amortization and impairment of long-lived assets	732,464	903,018	659,577
Increase in accrued interest-stockholders	1,627,629	1,311,694	1,344,616
Inventory reserve provision	—	223,413	—
Increase (decrease) in deferred compensation	66,267	(3,354)	43,857
Gain on technology license to Tarsa, net	(5,685,530)	—	—
Loss on investment in Tarsa	2,119,450	—	—

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	2,413,938	(1,492,840)	(1,902,082)
Decrease (increase) in prepaid interest	525,000	(525,000)	—
(Increase) decrease in inventory	(2,092,971)	(1,098,813)	1,328,691
Decrease (increase) in other assets	1,621,570	(965,059)	(694,160)
Increase (decrease) in accounts payable and accrued expenses	503,892	(163,229)	620,166
Increase in deferred revenue	164,252	143,750	5,585,000

Net cash (used in) provided by operating activities	(11,290,774)	(8,575,153)	3,283,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from technology license to Tarsa	4,139,080	—	—
Investment in China joint venture	(317,354)	(583,491)	—
Construction of leasehold and building improvements	(76,916)	(521,474)	(881,064)
Purchase of equipment and furniture	(220,055)	(884,640)	(492,741)
Increase in patents and other intangibles	(494,548)	(559,892)	(511,378)
Decrease (increase) in other assets	—	4,335	(9,396)

Net cash provided by (used in) investing activities	3,030,207	(2,545,162)	(1,894,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable – Victory Park, net	4,803,402	14,129,142	—
Proceeds from sale of stock, net	—	1,934,305	—
Repayment of short-term stockholder notes		—	(1,010,000)
Repayment on note payable – Victory Park	(462,794)	—	—
Repayment on note payable-China joint venture	(100,000)	—	—
Repayment of capital lease obligations	—	(41,943)	(69,717)
Proceeds from exercise of stock options	330,943	4,400	11,101

Net cash provided by (used in) financing activities	4,571,551	16,025,904	(1,068,616)

Net (decrease) increase in cash and cash equivalents	(3,689,016)	4,905,589	320,286
Cash and cash equivalents at beginning of year	8,583,226	3,677,637	3,357,351

Cash and cash equivalents at end of year	$4,894,210	$8,583,226	$3,677,637

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock received for license to Tarsa	$2,119,450	—	—

Issuance of long-term stockholder notes in exchange for short-term stockholder notes and accrued interest	$—	$—	$15,737,517

Contribution to joint venture financed through interest-free note payable to joint venture partner	$1,200,000	$975,000	$—

Common stock issued with debt financing (see Note 8)	$363,750	$1,226,250	$—

Common stock issued in exchange for warrant	$573,000	$—	$—
Cash payments:
Cash paid for interest	$1,750,000	$1,085,000	$17,100

Cash paid for income taxes	$—	$—	$54,000

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1. Description of Business

We are a biopharmaceutical company engaged in the research, production and delivery of small proteins, referred to as peptides, for medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream. We have three operating locations: administrative and regulatory offices in Boonton, New Jersey; a laboratory research facility in Fairfield, New Jersey; and a pharmaceutical production facility in Boonton, New Jersey. Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. We have licensed in the U.S. our nasal calcitonin product for the treatment of osteoporosis, which we have trademarked as Fortical, to USL. Fortical was approved by the FDA in 2005. We have licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis. We have licensed worldwide rights to our manufacturing and delivery technologies for oral PTH for the treatment of osteoporosis to GSK. In October 2009, we licensed on a worldwide basis (except for China) our Phase III oral calcitonin program to Tarsa. To expand our product pipeline: we are developing a novel peptide for obesity; we are developing our SDBG technology in conjunction with Yale University; we have in-licensed technology from Queen Mary, University of London relating to potential therapies for inflammation and cardiovascular disease; and we periodically perform feasibility studies for third parties. During 2007 through 2009, most of our revenue was generated from two customers, USL and Novartis (see Note 19 to the financial statements).

2. Liquidity/Going Concern

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

At December 31, 2009, we had cash and cash equivalents of $4,894,000, a decrease of $3,689,000 from December 31, 2008 primarily due to a decline in Fortical revenue We had a working capital deficiency of approximately $1,251,000. In October 2009, in consideration for our sale to Tarsa of an exclusive license for the oral calcitonin program, we received from Tarsa approximately $8,993,000 in cash and shares of common stock in Tarsa. This resulted in net cash proceeds of $4,139,000 after expenses for the oral calcitonin program. We need additional sources of cash in order to maintain all of our future operations. At our current rate of spending, we would need additional cash in the second quarter of 2010.

In December 2009, we announced a restructuring plan that includes a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand. Our restructuring expenses for 2009 were $353,000, of which $242,000 represented severance pay. These expenses are included in research, development and facility expenses and in general and administrative expenses. Under the comprehensive plan, we will continue Fortical production and will maintain all of our core programs and partnered activities while decreasing operating expenses by approximately $9 million for 2010. Since we currently maintain an adequate inventory of calcitonin and enzyme to support Fortical, we will temporarily suspend manufacturing of those materials at our Boonton facility. However, we will maintain the cGMP status of the facility and the ability to manufacture peptides at that location. Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 30%. The plan further provided for salary reductions at all levels, including senior management, and other cost savings. If we obtain sufficient outside funding during 2010, we would evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

On September 30, 2008 we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note and 1,125,000 shares of our common stock, and we received net proceeds of $14,372,000 after fees and closing expenses. In May 2009, we issued an additional $5,000,000 of term notes to affiliates of Victory Park, along with 375,000 shares of our common stock, under the same terms as the previous notes. We received net proceeds of $4,803,000 after fees and closing expenses. Any event that has a material adverse effect on our cash flow and operations could trigger a default under our notes payable to Victory Park (see Note 8).

Cash received during 2009 was primarily from Fortical sales and royalties received under our agreement with USL and Tarsa payments. Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans, (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in the future. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

We believe that in 2010 we will generate cash to apply toward funding a portion of our operations primarily through sales of Fortical to USL and royalties on USL’s sales of Fortical and, in the long-term, on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue on future licensed products and technologies. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for nasal calcitonin, for various oral peptide including our obesity peptide, for our peptide manufacturing technology and for our SDBG technology. However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Due to our limited financial resources, any further decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products or technologies or loss of patent protection, could have a material adverse effect on our cash flow and operations (see Note 20).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our financing agreement with Victory Park (see Note 8) or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our capital requirements over the long term will require the successful commercialization of one or more of our or our licensees’ oral or nasal calcitonin products, our oral PTH product, our SDBG or obesity programs or another peptide product in the U.S. and/or abroad. However, it is uncertain whether or not any of these products other than Fortical will be approved or will be commercially successful.

We have incurred annual operating losses since our inception and, as a result, at December 31, 2009, had an accumulated deficit of approximately $143,000,000. Our cash requirements in 2009 to operate our research and peptide manufacturing facilities and develop our products increased from 2008 due to higher spending on internal research projects, primarily oral calcitonin and oral PTH, as well as patent infringement litigation costs.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008 and continuing in 2009 and 2010. These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The credit crisis may continue for the foreseeable future. At our current rate of spending, we will need additional cash in the second quarter of 2010 and we may not be able to raise such capital on reasonable terms, if at all. In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our product could differ from our current expectations.

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

We follow the accounting guidance for licensing agreements which typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product and the delivery of product and/or research services to the licensor. Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. For our USL and GSK agreements, the following describes our revenue recognition accounting policy. Non-refundable milestone payments that represent the completion of a separate earnings process and a substantive step in the research and development process are recognized as revenue when earned at the lesser of 1) the non-refundable cash received or 2) the proportionate level of effort expended to date during the development stage multiplied by the development stage revenue. This sometimes requires management to judge whether or not a milestone has been met and when it should be recognized in the financial statements. Typically, this would involve discussions between management and our licensing partner. Payments for milestones for which the completion of the earnings process is not yet complete (for example, payment received for the commencement of an activity that represents a separate earnings process) are recognized over the estimated performance period of such activity. This is to comply with accounting guidance, which provides for revenue to be recognized once delivery has occurred or services have been rendered. Royalties and/or milestones relating to sales of products by our licensees, and the delivery of products and research services, will be recognized as such events occur as they represent the completion of a separate earnings process.

In addition, accounting guidance requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.”

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Under a 2007 supply agreement with Novartis, we received a payment of $2,500,000 in March 2007. Based upon production and development expenditures incurred, we recognized $2,500,000 in revenue during 2007 ($2,200,000 in sales revenue and $300,000 in development fees). Revenue was allocated between sales revenue and development services revenue based upon the proportion of costs incurred for the two revenue categories. At December 31, 2009, we had no further obligations under such supply agreement.

Accounting for Stock Options – For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with accounting guidance. We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Stock options and warrants issued to consultants are accounted for in accordance with accounting guidance. Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model until the option is fully vested and is included in research, development and facility expenses.

Inventory – Production inventories at our Boonton, NJ location are stated at the lower of cost or market, valued at specifically identified cost which approximates FIFO. Research inventories at our Fairfield, NJ location are stated at the lower of cost (using the FIFO method) or market. Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates involve estimating the lives of our license agreements, which typically are determined by the estimated useful lives of our licensed patents. This would determine the period over which certain revenue would be recognized. Other significant estimates relate to valuation of inventory and intangible assets, both of which involve management estimates of the lives of the assets and the recoverability of costs.

Equity Method Investments – We account for our investments in the China joint venture and Tarsa under the equity method and therefore recognize our proportionate share of their earnings and losses. We own 45% of the Chinese joint venture and recognize 45% of the entity’s profits and losses. As part of the consideration for our sale to Tarsa of an exclusive license for our oral calcitonin program, we received 9,215,000 shares of common stock in Tarsa. This represents an approximate 26% ownership. We therefore recognized 26% of the entity’s profits and losses, up to our investment in Tarsa. In 2009 our proportionate share of Tarsa’s loss was $3,795,000. However, our investment in Tarsa was $2,119,000 so the excess loss of $1,676,000 would be recognized in future years to offset our share of future profits, if any.

Patents and Other Intangibles – Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies as well as for our SDBG technology. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

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

Segment Information – We are managed and operated as one business. Our entire business is managed by a single management team that reports to the chief executive officer. We do not operate separate lines of business or separate business entities with respect to any of our product candidates. Accordingly, we do not prepare discrete financial information with respect to separate product areas or by location and do not have separately reportable segments as defined by accounting guidance.

Deferred Financing Costs – Amounts paid related to debt financing activities are capitalized and amortized over the term of the loan. Our expenses incurred related to the Victory Park financing are being amortized over the three-year term of the notes to interest expense on a straight-line basis which approximates the effective interest rate method.

Cash Equivalents – We consider all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – During 2009 and 2008, almost all of our accounts receivable involved transactions with established pharmaceutical companies, Novartis and USL. The terms of payments and collections in these transactions are governed by contractual agreements. Our policy is that an allowance for doubtful accounts is established for estimated losses resulting from the inability of our customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances in excess of 90 days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will write-off the account receivables.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Property, Plant and Equipment – Property, plant and equipment are carried at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is computed using the straight-line method. Amortization of equipment under capital leases and leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

Fair Value of Financial Instruments – The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. Given our financial condition described in Note 2, it is not practicable to estimate the fair value of our notes payable at December 31, 2009. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature.

Research and Development – Research and development expenses include the costs associated with our internal research and development and research and development conducted for us by third parties. These costs primarily consist of salaries, preclinical and clinical trials, outside consultants, supplies, and indirect costs. Indirect costs such as depreciation, rent, utilities, insurance, taxes, and maintenance are allocated to research and development based on specific criteria such as square footage utilized. All research and development costs discussed above are expensed as incurred. Third-party expenses reimbursed under research and development contracts, which are not refundable, are recorded as a reduction to research and development expense in the statement of operations. These expenses have not been material.

Sales Concentrations – Our revenue for the last three years has almost entirely been from product sales, royalties and licensing revenue under our agreements with USL and Novartis.

Revenue from Licensees:

	2009	2008	2007
USL	87%	87%	80%
Novartis	9%	8%	16%
GSK	1%	1%	1%
Other	3%	4%	3%

Concentrations of Credit Risk – Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our holdings in cash in excess of federally insured amounts and in cash equivalents with high credit-quality financial institutions in order to minimize credit exposure. We have concentrations of credit risk with respect to accounts receivable, as most of our accounts receivable are concentrated among a very small number of customers. As of December 31, 2009 and December 31, 2008, USL accounted for approximately 98% of our accounts receivable. We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable.

Income Taxes – Income taxes are accounted for under the asset and liability method with deferred tax assets and liabilities recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.

Net Loss per Share – We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 2009, 2008 and 2007 because inclusion of our restricted stock, stock options and warrants (approximately 7,025,000, 6,876,000 and 6,229,000 shares of common stock, if vested or exercised, at December 31, 2009, 2008 and 2007, respectively) would be antidilutive.

New Accounting Pronouncements

In February 2010, an update to accounting guidance was issued which eliminates the disclosure of the date through which subsequent events have been evaluated. This update is effective immediately. The adoption of this amendment will not have a significant effect on our financial statements.

In October 2009 an update to accounting guidance was issued to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The amendments in this update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this update will also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect that the adoption will have a significant effect on our financial statements.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

In September 2009, we adopted a newly issued accounting standard related to earnings per share. This standard applies to redemptions and induced conversions of equity-classified preferred stock instruments. Our adoption did not impact our financial position or results of operations.

Codification

In June 2009, the FASB established the Codification to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC issued under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Our adoption of the Codification did not impact our financial position or results of operations.

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

In May 2009, the FASB issued a new accounting standard providing guidance for subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about the events or transactions that occurred after the balance sheet date. We adopted this guidance effective June 30, 2009, which was the required effective date. We evaluated our December 31, 2009 financial statements for subsequent events through the date the financial statements were issued. All subsequent events have been disclosed in the financial statements.

Fair Value Measurements

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

In September 2006, the FASB issued a new accounting standard providing guidance for fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This guidance applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this guidance does not require any new fair value measurements. However, for some entities, the application of this guidance will change current practice. The changes to current practice resulting from the application of this guidance relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of this guidance were effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement was permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the remaining provisions of this guidance effective January 1, 2009 and the adoption did not have a significant effect on our financial statements.

Equity Method Investments

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

Intangible Assets

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

Collaborative Arrangements

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

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

4. Related Party Transactions

Levy Loans

To satisfy our short-term liquidity needs, the Levys from time to time (prior to 2003) made loans to us. At May 10, 2007 the outstanding principal and interest were $7,095,000 and $8,642,517, respectively, with interest rates ranging from 8.5% to 14.2%. The total owed on May 10, 2007 aggregated $15,737,517, of which approximately $8,900,000 in principal and interest were in default and was restructured as eight-year term notes, none of which are in default, with a fixed simple interest rate of 9% per annum. No gain or loss was recognized on the restructuring transaction. Required quarterly payments of principal and interest under these new notes begin in May 2010 and continue over a five-year period, but payments may be made earlier without penalty. Total interest expense on all Levy loans was approximately $1,403,000, $1,301,000 and $1,348,000, respectively, for the years ended 2009, 2008 and 2007. As of December 31, 2009, total accrued interest on all Levy loans was $3,487,071 and the outstanding loans by these persons to us, totaled $15,737,517 for an aggregate owed to them of $19,224,588.

These loans are collateralized by secondary security interests in our equipment, real property and certain of our patents.

Outstanding Levy loans consisted of the following at December 31, 2009 and December 31, 2008 (in thousands):

	2009	2008
Long-term loans, current portion (1)	$2,361	$—
Long-term loans (1)	13,377	15,738

	15,738	15,738
Accrued interest, short-term	1,298	—
Accrued interest, long-term	2,189	2,084

Total loans and interest	$19,225	$17,822

(1)	These loans, held by Jay Levy and the Levy Partnership, resulted from the May 2007 restructuring of non-default notes and accrued interest. Warren Levy and Ronald Levy are the general partners of the Levy Partnership. These loans consist of eight-year term notes with fixed simple interest rates of 9% per annum. Interest expense is calculated using an effective interest method, at a rate of 7.6%, over the life of the agreements due to the deferred payment schedule contained in the notes. Quarterly payments of principal and interest will be made over a five-year period beginning in May 2010. Accrued interest on these loans at December 31, 2009 was approximately $3,487,000. The Jay Levy loan is collateralized by secondary security interests in certain of our fixed and other assets, including real property. The Levy Partnership loan is collateralized by secondary security interests in certain of our patents and patent applications. These loans have been subordinated to the Victory Park notes as of September 30, 2008 (see Note 8).

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008	Estimated Useful Lives
Building and improvements	$1,494,483	$1,494,483	25 years
Leasehold improvements	10,470,946	10,394,029	Lesser of lease term or useful life
Manufacturing equipment	5,717,841	5,633,535	10 years
Laboratory equipment	3,576,178	3,510,953	5 years
Other equipment	671,489	671,489	10 years
Office equipment and furniture	1,372,857	1,302,329	5 years
Equipment formerly under capital leases	1,093,424	1,093,424	Lesser of lease term or useful life

	24,397,218	24,100,242
Less accumulated depreciation and amortization	(20,838,824)	(20,197,975)

	3,558,394	3,902,267

Land	121,167	121,167

Property, plant and equipment, net	$3,679,561	$4,023,434

Depreciation and amortization expense on property, plant and equipment was approximately $641,000, $596,000 and $520,000 in 2009, 2008 and 2007, respectively. Our fully depreciated assets included above at December 31, 2009 and December 31, 2008, respectively, were approximately $18,400,000 and $17,000,000.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

6. Intangible Assets

Details of intangible assets are summarized as follows:

	December 31, 2009			December 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$141,000	$3,000	$144,000	$140,000	$4,000
Patents	1,235,000	410,000	825,000	1,450,000	1,063,000	387,000
Deferred Patents	1,624,000	—	1,624,000	1,658,000	—	1,658,000
Deferred Trademarks	15,000	—	15,000	15,000	—	15,000

	$3,018,000	$551,000	$2,467,000	$3,267,000	$1,203,000	$2,064,000

Trademarks and patents are all intangible assets with definite useful lives and therefore continue to be amortized in accordance with accounting guidance. Amortization expense amounted to $92,000, $90,000 and $107,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted-average amortization period for trademarks for both 2009 and 2008 was approximately 10 years. The weighted-average amortization period for patents for both 2009 and 2008 was approximately 12 years. Future amortization expense on our amortizable intangible assets over the next five years is estimated as follows:

2010	$93,000
2011	77,000
2012	76,000
2013	76,000
2014	75,000

$397,000

During 2009 and 2008, we wrote off certain foreign patents in countries that had limited commercial potential and also wrote off certain foreign and domestic patent applications for technologies that were no longer being pursued or had limited commercial potential in their respective countries. During 2007, we wrote off certain domestic patent applications involving technology no longer being pursued. Charges in 2009, 2008 and 2007 to general and administrative expense to write off certain abandoned intangible assets were $3,000, $217,000 and $33,000, respectively, representing their carrying value. As of December 31, 2009, thirteen of our patents had issued in the U.S. and eighty-seven had issued in various foreign countries. Various other domestic and foreign applications are pending.

7. China Joint Venture

In June 2000, we entered into a joint venture agreement with SPG, a pharmaceutical company in the People’s Republic of China. We own 45% of the joint venture and have a 45% interest in the entity’s profits and losses. An NDA for injectable and nasal calcitonin products was filed in China in 2003. The approval of the joint venture’s NDA in China, and the timing of such approval, is uncertain. Upon approval of the Chinese NDA, we expect that the joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We account for our investment in the joint venture under the equity method. Our share of the losses in the joint venture for 2009, 2008 and 2007 were $169,000, $139,000 and $3,000, respectively.

Unigene and SPG expanded the activities of the joint venture in 2008 to allow for the development and marketing of other pharmaceutical products. In April 2008, ground was broken for the global biotechnology park in the Shijiazhuang Economic and Technology Development Zone of Hebei Province, China that will house the joint venture. The joint venture, named Unigene Biotechnology Co. Ltd., will initially focus on manufacturing and research and development of salmon calcitonin and non-oral PTH and related products for China and possibly other global markets. Construction of the first building, which will ultimately house the research and development facility of the joint venture, is underway. Construction also began in 2008 on a manufacturing facility which will be designed for peptide production and manufacture of injectable, oral and nasal final products. The combined capital investment commitment of both parties for the joint venture is currently $15,000,000, representing contributions of cash, technology and know-how which we are licensing to the joint venture. This investment is expected to increase to $25,000,000 and could, eventually, be higher. We expect to meet our obligation by contributing a combination of cash, technology, rights to products in China and/or by reducing our equity ownership in the joint venture. Unigene’s 45% share of the initial $15,000,000 capital contribution is $6,750,000. The technologies and know-how that we have agreed to license to the joint venture have been assigned a total value of $4,500,000, leaving us with cash obligations of $2,250,000 ($175,000 of which has been paid as of December 31, 2009 leaving a balance of $2,075,000). An additional $100,000 was paid in January 2010. Our remaining cash contribution is payable in May 2010. SPG has assigned its joint venture rights and obligations to its subsidiary, CPG. CPG has agreed to lend us the balance of our cash contribution of $2,075,000 for two years on an interest-free basis. We have increased our investment in the joint venture balance sheet account by $2,250,000 and we have recorded at December 31, 2009 our repayment obligation at a discounted net present value of $2,010,429 using an effective interest rate of 9%. During 2009 we increased our investment in the joint venture by an additional $317,000, representing engineering costs that we have incurred on behalf of the joint venture.

During 2009, we recognized a gain of $265,000 on the transfer of technology and know-how to the joint venture. This gain represents the difference between the fair value of the technology and licenses transferred to the joint venture and the book value of these assets. The joint venture valued these assets at $4,500,000; their book value was $0 representing a gain of $4,500,000. This gain is being recognized beginning in 2008 over 17 years, the estimated life of the transferred assets, at approximately $265,000 per year. Our joint venture investment reflects contributions which approximate our proportionate share of the joint venture’s equity.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

8. Notes Payable – Victory Park

On September 30, 2008 we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note. We received net proceeds of $14,372,000 after fees and closing expenses paid as of September 30, 2008. On May 22, 2009 we drew down the remaining $5,000,000 available under this agreement. The new term notes were purchased by Victory Park affiliates at a 3% discount to the face amount and we received net proceeds of $4,803,000 after fees and closing expenses. Pursuant to the financing agreement, we also issued to Victory Park affiliates an additional 375,000 shares of our common stock. The closing price for our common stock on May 22, 2009 was $0.97 per share, valuing the 375,000 shares at an aggregate of $363,750. The debt discount of $150,000 and the stock value aggregated $513,750 and are being recognized as interest expense over the remaining 28-month term of the notes on a straight-line basis which approximates the effective interest rate method. We also incurred additional legal and due diligence expenses of $46,600 which are shown as deferred financing costs ($280,000 at December 31, 2009) on our balance sheet. Our expenses incurred relating to the new Victory Park financing are also being amortized over the remaining 28-month term of the notes to interest expense on a straight-line basis which approximates the effective interest rate method. During January 2009, we repaid approximately $463,000 in principal due to a mandatory prepayment. For the years ended December 31, 2009 and December 31, 2008 we recognized approximately $3,356,000 and $700,000, respectively, in cash and non-cash interest expense under these notes.

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

Beginning October 1, 2008, so long as our note balance with Victory Park is at least $5,000,000, we must maintain a cash balance equal to at least 10% of the principal amount of the notes ($19,537,206 at December 31, 2009) and our cash flow (as defined in the agreement) must be at least $2,000,000 in any fiscal quarter or $9,000,000 in any three consecutive quarters. The agreement specifies certain events of default including, without limitation: failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the agreement); if Warren Levy or Ronald Levy shall, at any time for reasons other than health or without the endorsement of the other Unigene directors, cease to be employed in the same position with similar duties; and any material decline or depreciation in the value or market price of the collateral. Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply. As of December 31, 2009, we were in compliance with all of these covenants and expect to remain in compliance through the first quarter of 2010. We need additional sources of cash during the second quarter of 2010 in order to remain in compliance with these covenants.

In connection with the Tarsa transaction, we issued 300,000 shares of our common stock to Victory Park in exchange for Victory Park’s surrender of an existing warrant to purchase up to 1,000,000 shares of our common stock. We recorded an expense of $573,000, against the Tarsa net gain for this transaction based upon the fair market value of $1.91 per share on the date of this exchange.

9. Debt

We have short-term and long-term debt outstanding to Victory Park, the Levys and our China joint venture partners

Aggregate maturities of all outstanding debt at December 31, 2009 were as follows:

2010	$4,435,628
2011	22,684,709
2012	3,147,503
2013	3,147,503
2014	3,147,503
Thereafter	786,877

37,349,723
Discount – Victory Park (see Note 8)	(1,357,003)
Discount – China Joint Venture Partner (see Note 7)	(64,571)

$35,928,149

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Presentation on Balance Sheet:

	December 31, 2009	December 31, 2008

Notes payable – Levys: long-term (see Note 4)	$13,376,889	$15,737,517

Notes payable – Levys: short-term (see Note 4)	2,360,628	—

Notes payable – Victory Park –net of discount of $1,357,003 in 2009 and $1,536,561 in 2008 (see Note 8)	18,180,203	13,463,439
Note payable-China Joint Venture Partner-net of discount of $64,571 in 2009 and $129,043 in 2008 (see Note 7)	2,010,429	845,957

	$35,928,149	$30,046,913

10. Tarsa

In October 2009, we licensed our Phase III oral calcitonin program (“the Program”) to Tarsa Therapeutics, Inc. (“Tarsa”), a new company formed by a syndicate of three venture capital funds specializing in the life sciences: MVM Life Science Partners, Quaker BioVentures and Novo A/S. Simultaneously, Tarsa announced the closing of a $24 million Series A financing from the investor syndicate.

In consideration for our sale to Tarsa of an exclusive license for the Program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa (which represents a 26% ownership). The cash consideration was derived based upon the expenses we had incurred for the calcitonin program. We valued the common stock at $0.23 per share or a total of $2,119,000 with the assistance of an outside valuation firm. These shares are pledged as security under the Victory Park loans.

We determined the Program was an integrated set of activities and assets that met the definition of a “business” under applicable accounting guidance.

Tarsa will be solely responsible for the future costs of the global Phase III clinical trials of the Program that was initiated in 2009. We will be eligible to receive milestone payments based on the achievement of certain sales benchmarks, as well as royalties on product sales. We have no further cash or non-cash obligations to Tarsa or the Program.

Additionally, prepaid Phase III expenses of $4.6 million deferred through September 30, 2009 ($1,507,000 as of December 31, 2008) were recognized and netted against the consideration received from Tarsa.

As of the effective date of the agreement, Tarsa is responsible for all expenses incurred related to the Program, thus no additional expenses will be incurred by us related to the clinical study, except as agreed upon in subsequent statement of works. Furthermore, we note there is no joint development or steering committee between us and Tarsa related to the manufacturing and development of Phase III and future product. Any additional involvement by Unigene requires a separate statement of works to be negotiated and executed.

As we have no commitment to fund the losses of Tarsa, our 2009 operations include a loss of $2,119,000, which represents our proportionate share of Tarsa’s loss up to the amount of our investment in Tarsa. The loss reduced our investment in Tarsa to zero and, as a consequence, our future financial results will not be negatively affected by Tarsa’s ongoing operations.

In connection with the sale of the Program to Tarsa, we issued 300,000 shares of our common stock to Victory Park in exchange for Victory Park’s surrender of an existing warrant to purchase up to 1,000,000 shares of our common stock. These shares were valued at $1.91 per share for an aggregate expense of $573,000.

We recognized a net gain from the sale of the Program to Tarsa as follows:

Cash	$8,993,000
Tarsa investment	$2,119,000

Total consideration	$11,112,000

Prepaid expenses recognized	$(4,628,000)
Common stock issued to Victory Park	$(573,000)
Other Program costs	$(225,000)

Net Gain	$5,686,000

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

11. Inventory

Inventories consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Current Inventory

Finished goods – net of allowances of $692,000 and $829,000, respectively	$1,385,782	$1,316,039
Work in process	—	409,788
Raw materials – net of allowances of $25,000 and $59,000, respectively	547,230	1,454,192

Total	$1,933,012	$3,180,019

Noncurrent Inventory
Raw Materials	$1,574,370	$648,326
Finished Goods	3,415,298	1,001,364

Total	$4,989,668	$1,649,690

Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and raw materials were $717,000 at December 31, 2009, a decrease of $171,000 from December 31, 2008. Based upon expected future orders, $3,415,000 of our finished goods inventory and $1,574,000 of our raw material inventory were classified as a noncurrent asset at December 31, 2009. Noncurrent inventory increased in 2009 due to the decline in Fortical shipments to USL. We expect this inventory to be fully recoverable, therefore no reserve was established.

12. Accrued expenses

Accrued expenses consisted of the following at December 31, 2009 and 2008:

	2009	2008
Current Accrued Expenses
Vacation, payroll taxes and other payroll-related expenses	$903,049	$718,270
Consultants, clinical trials	908,946	986,179
Professional fees and other	294,724	334,453

Total	$2,106,719	$2,038,902

Noncurrent Accrued Expenses

Vacation Pay	$277,908	$370,544

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

2010	$289,021
2011	290,021
2012	291,021
2013	292,021
2014	108,369
2015 and thereafter	225,333

$1,495,786

Total rent expense was approximately $290,000, $290,000 and $273,000 for 2009, 2008 and 2007, respectively.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

14. Warrants

As of December 31, 2009, there were 60,000 warrants outstanding, all but 20,000 of which are currently exercisable, to purchase an aggregate of 60,000 shares of Common Stock at exercise prices ranging from $2.00 to $2.20 per share. The following summarizes warrant activity for the past three years:

	Warrants	Warrants Exercisable At End of Year	Weighted Average Exercise Price
Outstanding January 1, 2007	2,371,571	2,351,571	$2.73

Granted	—		—
Cancelled	—		—
Exercised	—		—

Outstanding December 31, 2007	2,371,571	2,351,571	$2.73

Granted	—		—
Cancelled	—		—
Exercised	(250,000)		0.90

Outstanding December 31, 2008	2,121,571	2,101,571	$2.95

Granted	—		—
Cancelled – Victory Park exchange for stock	(1,000,000)		4.25
Exercised – Fusion Capital	(1,061,571)		1.77

Outstanding December 31, 2009	60,000	40,000	$2.13

A summary of warrants outstanding (all but 20,000 of which are exercisable) as of December 31, 2009 follows:

	Warrants Outstanding
Exercise Price	Number Outstanding	Weighted Ave. Remaining Life (years)	Weighted Ave. Exercise Price

$2.00	20,000	5.4	$2.00
$2.20	40,000	2.9	2.20

	60,000		$2.13

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

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

At our June 2006 Annual Meeting, the stockholders approved the adoption of the 2006 Stock Based Incentive Compensation Plan (as amended, the “2006 Plan”). All employees and directors, as well as certain consultants, are eligible to receive grants under the 2006 Plan. Allowable grants under the 2006 Plan include stock options, phantom stock, stock appreciation rights, restricted stock and deferred stock. Options granted under the 2006 Plan have a ten-year term and an exercise price equal to the market price of the common stock on the date of the grant. The 2006 Plan replaced our older stock option plans and, initially, had 3,426,000 shares authorized for issuance. At December 31, 2009, we had reserved approximately 3,156,000 shares for future grants under the 2006 Plan.

Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested. Based upon options issued to consultants, we recognized compensation expense of $43,000 in 2009, a compensation benefit of $143,000 for 2008 and compensation expense of $118,000 for 2007. These amounts are included in research, development and facility expenses.

For 2009, we recognized share-based compensation costs of $378,000, which consisted of $270,000 in general and administrative expense and $108,000 in research, development and facility expense. For 2008, we recognized share-based compensation cost of $450,000, which consisted of $396,000 in general and administrative expenses and $54,000 in research, development and facility expenses. For 2007 we recognized share-based compensation cost of $836,000, which consisted of $643,000 in general and administrative expenses and $193,000 in research, development and facility expenses. We did not capitalize any share-based compensation cost.

As of December 31, 2009, there was $633,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

For 2009, 2008 and 2007, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. We have no present intention of declaring any dividends. We based expected volatility on historical volatility. Option forfeiture rates are based on our historical forfeiture rates. We estimated the expected term of stock options using historical exercise experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates for employee and director stock options:

	2009	2008	2007
Expected volatility	52%	58%	65%
Expected dividends	0	0	0
Expected term (in years)	6.0	5.3	5.3
Risk-free rate	1.9%	2.7%	4.3%
Forfeiture rate - employees	20%	20%	20%
Forfeiture rate - officers and directors	0%	0%	20%

The total fair value of shares vested during 2009, 2008 and 2007 was approximately $378,000, $860,000 and $735,000, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during 2009, 2008 and 2007 was $498,000, $2,000 and $39,000, respectively. The aggregate intrinsic value for all fully vested shares at December 31, 2009 was $406,000.

Cash received from option exercises under all share-based payment arrangements for 2009, 2008 and 2007 was approximately $331,000, $4,000 and $11,000, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for 2009, 2008 and 2007.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The following summarizes activity for options granted to directors, employees and consultants:

	Options	Weighted Average Exercise Price	Options Exercisable At End of Year	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value

Outstanding January 1, 2007	3,783,415	$1.38	3,003,642	$1.07

Granted	269,000	2.18			$1.31

Cancelled	(63,500)	1.80
Exercised	(22,700)	0.49
Expired	(4,000)	2.56

Outstanding December 31, 2007	3,962,215	$1.43	3,340,836	$1.21

Granted	1,229,000	1.32			$0.71

Cancelled	(15,900)	1.34
Exercised	(10,000)	0.44
Expired	(301,000)	2.06

Outstanding December 31, 2008	4,864,315	$1.37	3,475,285	$1.34

Granted	731,000	0.63			$0.31

Cancelled	(116,500)	1.50
Exercised	(629,900)	0.53
Expired	(66,000)	0.81

Outstanding December 31, 2009	4,782,915	$1.37	3,281,915	$1.53

A summary of options outstanding and exercisable as of December 31, 2009, follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Ave. Remaining Life (years)	Weighted Ave. Exercise Price	Number Exercisable	Weighted Ave. Exercise Price
$ 0.28-0.49	1,256,300	2.19	$0.41	1,256,300	$0.41
$ 0.50-0.99	1,015,250	8.68	0.63	214,250	0.71
$ 1.00-1.99	1,299,865	7.42	1.55	644,365	1.65
$ 2.00-2.99	807,500	6.30	2.26	767,000	2.25
$ 3.00-3.99	102,000	6.17	3.46	98,000	3.45
$ 4.00-4.69	302,000	6.30	4.02	302,000	4.02

	4,782,915	6.03	$1.37	3,281,915	$1.53

Restricted Stock Awards

During 2008 and 2009, we granted restricted stock awards to certain officers and other employees that vest one year from their grant date. We recognized $120,000 of compensation expense during the year ended December 31, 2009 related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At December 31, 2009, we had $13,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized in 2010.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The following table summarizes restricted stock activity:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at January 1, 2008	—	—
Changes during the period:
Shares granted	178,961	$1.28
Shares vested	—	—
Shares forfeited	—	—

Non-vested balance at January 1, 2009	178,961	$1.28
Changes during the period:
Shares granted	60,000	$0.80
Shares vested	(188,961)	0.74
Shares forfeited	—	—

Non-vested balance at December 31, 2009	50,000	$0.80

17. Income Taxes

As of December 31, 2009, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $95,000,000, expiring from 2010 through 2029, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. Approximately $3,200,000 of these net operating losses is related to deductions resulting from exercises of employee stock options. The tax benefit related to these stock options would be credited to additional paid-in capital when realized. In addition, as of December 31, 2009, we had federal research and development credits in the approximate amount of $3,800,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2010 through 2029.

We have New Jersey operating loss carryforwards in the approximate amount of $26,000,000, expiring from 2010 through 2016, which are available to reduce future earnings, which would otherwise be subject to state income tax. As of December 31, 2009, approximately $16,000,000 of these New Jersey loss carryforwards had been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We sold tax benefits and received cash of $926,000 in 2008 and $778,000 in 2007. Historically, the sale of these tax benefits have been completed in the fourth quarter of each respective year upon completion of the requirements of the NJEDA. In addition, as of December 31, 2009, we had New Jersey research and development credits in the approximate amount of $1,000,000, which are available to reduce the amount of future New Jersey income taxes. These credits expire from 2010 through 2015.

Income tax benefits recorded are summarized as follows:

	Year ended December 31,
	2009	2008	2007
Proceeds from sale of New Jersey tax benefits	$0	$(926,000)	$(778,000)
Federal research and development credit benefit	(69,000)	—	—
Federal alternative minimum tax expense	—	—	52,000
State tax expense	2,000	—	2,000

Total income tax benefit	$(67,000)	$(926,000)	$(724,000)

The reconciliation for the benefit from income taxes and the amount computed by applying the federal statutory income tax rate (34%) is summarized as follows:
Pre-tax book loss at statutory rate	$(4,572,000)	$(2,381,000)	$(1,419,000)
Change in valuation allowance	3,584,000	(50,000)	831,000
Expiration of prior years’ net operating losses	1,660,000	1,841,000	164,000
Permanent tax differences	6,000	8,000	6,000
State taxes	(958,000)	(932,000)	(390,000)
Net change in tax credits	49,000	411,000	(220,000)
Proceeds from sale of New Jersey tax benefits	0	315,000	264,000
Other	164,000	(138,000)	40,000

Recorded income tax benefit	$(67,000)	$(926,000)	$(724,000)

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Deferred tax assets are summarized as follows:

	December 31,
	2009		2008
Federal net operating loss carryforwards		$32,294,000		$30,373,000
State net operating loss carryforwards		1,599,000		576,000
Tax credits carryforward		4,637,000		4,626,000
Deferred revenue		4,331,000		4,814,000
Fixed asset		1,935,000		2,074,000
Stock options		780,000		681,000
Deferred compensation		176,000		149,000
Accrued vacation		233,000		292,000
Patent costs		968,000		652,000
Inventory Reserve		89,000		90,000
Investment in China joint venture		1,799,000		1,781,000
Investment in Tarsa		851,000		—

Valuation allowance		49,692,000 (49,692,000)		46,108,000 (46,108,000)

Net deferred tax assets	$	— 0 —	$	— 0 —

On January 1, 2007, we adopted the provisions of ASC 740-10-25. ASC 740-10-25 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at December 31, 2009.

The Company’s 2006, 2007 and 2008 federal tax returns remain subject to examination by the IRS and the Company’s 2005, 2006, 2007 and 2008 New Jersey tax returns are also open to potential examination. In addition, net operating losses arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company’s federal or state tax returns are currently under examination.

18. Employee Benefit Plan

We maintain a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to an annual maximum for each employee set by the Internal Revenue Service. Our discretionary matching contribution expense for 2009, 2008 and 2007 was approximately $117,000, $125,000 and $109,000, respectively.

19. Research, Licensing and other Revenue

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Research Agreement

GSK

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement of development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized. The royalty rate will be increased if certain sales milestones are achieved. A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. We previously agreed with GSK that we would conduct further development including, a small, short-term Phase I study that was initiated in October 2008 and successfully concluded in 2009 using our improved oral delivery technology. GSK may acquire the data from our development activities for a fixed purchase price. However, there are no assurances that our development activities will be successful or that GSK will acquire the data. An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through December 31, 2009. We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through December 31, 2009. There were no PTH sales to GSK during 2009. Bulk product sales to licensees, prior to product approval, are unpredictable and subject to the needs of the licensee. GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market. This agreement is subject to certain termination provisions. Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors. Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations. During 2009, 2008 and 2007, and since inception, direct and indirect costs associated with this project, included in research, development and facility expenses, were approximately $1,747,000, $801,000 $335,000 and $10,488,000, respectively.

License Agreements

Tarsa

In October 2009, we licensed our Phase III oral calcitonin program to Tarsa, a new company formed by a syndicate of three venture capital funds specializing in the life sciences: MVM Life Science Partners; Quaker BioVentures; and Novo A/S. Simultaneously, Tarsa announced the closing of a $24 million Series A financing from the investor syndicate. In consideration for our sale to Tarsa of an exclusive license for the oral calcitonin program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa (which represents a 26% ownership). We valued the common stock at $0.23 per share or a total of $2,119,000 with the assistance of an outside valuation firm. We are also eligible to receive milestone payments based on the achievement of certain sales benchmarks, as well as royalties on product sales. Tarsa will be responsible for the future costs of the global Phase III clinical program that was initiated in 2009.

USL

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the FDA and launched by USL in August 2005. During 2009, we recognized $5,941,000 in sales revenue, $4,991,000 in royalty revenue and $158,000 in licensing revenue. Revenue for the year ended December 31, 2008 consists of the recognition of $158,000 of licensing revenue from USL, in addition to $10,058,000 in sales to USL and $6,520,000 in royalties from USL. Revenue for the year ended December 31, 2007 consists of the recognition of $158,000 of licensing revenue from USL in addition to $10,559,000 in sales to USL and $5,572,000 in royalties from USL. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectability. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the market place and, therefore, are difficult to predict. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products. However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Novartis

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We have received an aggregate of $13,700,000 from Novartis under this agreement. For 2009, 2008 and 2007, respectively, we recognized $893,000, $893,000 and $810,000 in licensing revenue. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is being used by Novartis in ongoing Phase III clinical trials. In December 2009, an independent Data Monitoring Committee recommended that Novartis proceed as planned with these ongoing studies. It was the committee’s opinion that there were no major or unexpected safety concerns and it unanimously recommended to proceed with the studies to evaluate the efficacy and safety profile of oral calcitonin as planned. We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default. Novartis will be conducting all future product development and clinical trials for its oral calcitonin product in conjunction with its partner, a competitor of ours. Therefore, the anticipated completion date is outside our control and unknown to us.

Deferred licensing fees

	December 31, 2009	December 31, 2008

Current portion
GSK	$200,000	$200,000
USL	157,895	157,895
Novartis	892,857	892,857
Other	75,854	6,004

	$1,326,606	$1,256,756

Long-term
GSK	$1,250,000	$1,450,000
USL	1,723,643	1,881,578
Novartis	6,479,166	7,372,023
Other	—	22,468

	$9,452,809	$10,726,069

20. Legal Matters

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis, is covered by the Fortical Patent. In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product, which is the subject of an Apotex pending ANDA. On July 24, 2006, we and USL jointly filed a lawsuit against Apotex in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provided for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. In December 2008 this stay ended and we and Apotex entered a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States. The preliminary injunction will remain in effect until the court renders a final decision on the validity and infringement of Unigene’s U.S. Patent. In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement. In August 2009, the U.S. District Court, Southern District of New York, confirmed the validity of Unigene’s patent and issued an order permanently enjoining Apotex from engaging in any activity that infringes the patent. The motion of the plaintiffs, Unigene and its licensee USL, for summary judgment in the case was granted. The Court upheld the validity of the Fortical Patent and entered a permanent injunction against Apotex. Apotex appealed this decision. In October 2009, the District Court vacated its order subject to reinstatement and asked the parties to identify any claims that remain in the case. As a result, Apotex’s appeal was deactivated. The District Court has not ruled on whether any additional issues remain to be resolved, but a preliminary injunction remains in place precluding Apotex from infringing Unigene’s patent on Fortical®. We are seeking a final ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical Patent and its ANDA should not be approved before the expiration date of the Fortical Patent. We are also seeking to recover the attorneys’ fees and costs which we and USL incur in connection with these proceedings. However, there is the usual litigation risk that we will not be successful in the suit. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

21. Deferred Compensation Plan

In December 2005, our Board of Directors approved the adoption of a deferred compensation plan for Dr. Ronald Levy, Executive Vice President and Director of the Company, and Dr. Warren Levy, President, Chief Executive Officer and Director of the Company. Previously, Drs. Levy were the beneficiaries of split-dollar life insurance policies owned by the Company with a face value of $1,000,000 each that were originally purchased in 1988. These policies were terminated without any consideration paid to them in 2005 due to changes in the tax law as well as Sarbanes-Oxley regulations, and we received the entire cash proceeds. In recognition of the services of Drs. Levy and the cancellation of the split-dollar life insurance policies, the Board recommended the adoption of a deferred compensation plan. The major features of the plan are as follows: The Company agrees to credit a book account with $25,000 per year on January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for each participant; the credits to the accounts would be 100% vested; upon the death of a participant, any remaining contributions would be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions shall be made to each participant’s account. The related contracts were finalized and executed in February 2006. Therefore, we recognized this liability in the first quarter of 2006 in the amount of $304,000, which represented the net present value of the future payments. As of December 31, 2009, this liability was approximately $437,000. As of December 31, 2009, both of these accounts had been funded to date in the aggregate amount of $237,000 ($200,000 plus $37,000 in interest and investment gains) and these accounts are included on the Balance Sheet in other assets.

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

22. Unconsolidated Affiliates

We use the equity method to account for our 45% ownership of the China joint venture and the approximate 26% ownership of Tarsa. Our proportionate share of their respective net losses was included in our statements of operations. Below is summarized balance sheet information as of December 31, 2009 and summarized statement of operations information for the year ended December 31, 2009.

Summarized balance sheet information:

Dec. 31, 2009
Current Assets	$1,329,892
Fixed assets - net	8,978,003
Intangible and other assets	2,722,489
Current liabilities	7,998,140
Stockholders’ equity	5,032,244

Summarized statement of operations information:

Year Ended Dec. 31, 2009
Revenue	$-
Operating loss	(14,993,982)
Net loss	$(14,991,715)

UNIGENE LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

23. Selected Quarterly Financial Data (Unaudited)

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$3,191,416	$4,296,586	$2,731,764	$2,572,072
Operating loss	(2,252,616)	(2,348,113)	(4,599,444)	(3,179,341)
Net loss	(3,275,307)	(3,460,115)	(5,833,978)	(810,279)
Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.06)	$(0.01)

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$4,314,098	$4,977,853	$5,083,820	$4,853,662
Operating loss	(1,547,735)	(867,758)	(334,128)	(2,200,352)
Net loss	(1,853,266)	(1,201,239)	(686,515)	(2,337,402)
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.03)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Annual Report on Internal Control Over Financial Reporting. The management of Unigene Laboratories, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2009. This report appears on page 51.

Changes in Internal Control Over Financial Reporting. Our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Unigene Laboratories, Inc.

We have audited Unigene Laboratories, Inc.’s (the “Company”) (a Delaware Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Unigene Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Unigene Laboratories, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Unigene Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2009 and 2008, and the related statements of operations, cash flows, and stockholders’ deficit, for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010, expressed an unqualified opinion thereon.

GRANT THORNTON LLP

New York, New York

March 16, 2010

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in the sections entitled “Information Regarding Directors, Nominees and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 15, 2010 and is hereby incorporated by reference.

Item 11.	Executive Compensation.

The information required by this item will be included in the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 15, 2010 and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 15, 2010 and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 15, 2010 and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be included in the section entitled “Proposal 2: Ratification of the Appointment of Independent Auditors” of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 15, 2010 and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements.

The Financial Statements and Supplementary Data are listed under Item 8 of this Report on Form 10-K.

(b) Exhibits.

See Index to Exhibits which appears on Pages 51-56.

(c) Financial Statement Schedules.

None.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Unigene Laboratories, Inc., dated October 31, 1980, as filed with the Secretary of State in the State of Delaware on November 3, 1980, and all amendments thereto (incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

3.2	Amended By-Laws of Unigene Laboratories, Inc. (incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.1	Rights Agreement between Unigene Laboratories, Inc. and Registrar and Transfer Company, dated December 20, 2002 (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated December 23, 2002).

4.2	Specimen Certificate for Common Stock, par value $.01 per share (incorporated by reference from Exhibit 3.1.1 to the Registrant’s Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

10.1	Lease agreement between Unigene Laboratories, Inc. and Fulton Street Associates, dated May 20, 1993 (incorporated by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).

10.2	First Amendment to lease agreement between Unigene Laboratories, Inc. and Fulton Street Associates, dated May 20, 1993 (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.3	Second Amendment to Lease between Fulton Street Associates and Unigene Laboratories, Inc., dated as of May 15, 2003 (incorporated by reference from Exhibit 10.48 to Post-Effective Amendment No. 1 to Registrant’s Registration Statement No. 333-75960, filed August 1, 2003).

10.4	1994 Employee Stock Option Plan (incorporated by reference from the Registrant’s Definitive Proxy Statement dated April 28, 1994, which is set forth as Appendix A to Exhibit 28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).**

10.5	Directors Stock Option Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).**

10.6	Amendment to Directors Stock Option Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).**

10.7	2000 Stock Option Plan (incorporated by reference from Attachment A to the Registrant’s Schedule 14A, filed April 28, 2000, containing the Registrant’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders). **

10.8	Unigene Laboratories, Inc. 2006 Stock-Based Incentive Compensation Plan, as amended (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009). **

10.9	Form of Incentive Stock Option Agreement under 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).**

10.10	Form of Non-qualified Stock Option Agreement under 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).**

Exhibit Number	Description

10.11	Form of Restricted Stock Agreement under 2006 Stock-Based Incentive Compensation Plan.**

10.12	Employment Agreement between Unigene Laboratories, Inc. and Warren P. Levy, dated January 1, 2000 (incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.13	First Amendment to Employment Agreement between Unigene Laboratories, Inc. and Warren P. Levy, dated December 22, 2008 (incorporated by reference from Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).**

10.14	Employment Agreement between Unigene Laboratories, Inc. and Ronald S. Levy, dated January 1, 2000 (incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.15	First Amendment to Employment Agreement between Unigene Laboratories, Inc. and Ronald S. Levy, dated December 22, 2008 (incorporated by reference from Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).**

10.16	Employment Agreement between Unigene Laboratories, Inc. and Jay Levy, dated January 1, 2000 (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.17	First Amendment to Employment Agreement between Unigene Laboratories, Inc. and Jay Levy, dated December 22, 2008 (incorporated by reference from Exhibit 10.15.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).**

10.18

Summary of Deferred Compensation Plan between Unigene Laboratories, Inc. and Dr. Warren P. Levy and Dr. Ronald S. Levy, dated December 14, 2005 (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on

Form 8-K, dated December 14, 2005).**

10.19	Non-qualified Deferred Compensation Agreement between Unigene Laboratories, Inc. and Dr. Warren P. Levy, dated February 1, 2006 (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).**

10.20	Non-qualified Deferred Compensation Agreement between Unigene Laboratories, Inc. and Dr. Ronald S. Levy, dated February 1, 2006 (incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).**

10.21	Amendment to Non-qualified Deferred Compensation Agreement between Unigene Laboratories, Inc. and Dr. Warren P. Levy, dated December 19, 2008 (incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).**

10.22	Amendment to Non-qualified Deferred Compensation Agreement between Unigene Laboratories, Inc. and Dr. Ronald S. Levy, dated December 22, 2008 (incorporated by reference from Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).**

10.23	Form of Change of Control Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 18, 2008).

10.24	Director Stock Option Agreement between Allen Bloom and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference from Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).**

10.25	Director Stock Option Agreement between J. Thomas August and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference from Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).**

Exhibit Number	Description

10.26	Joint Venture Contract between Shijiazhuang Pharmaceutical Group Company, Ltd., and Unigene Laboratories, Inc., dated June 15, 2000 (incorporated by reference from Exhibit 10.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A , filed April 2, 2008, for the quarter ended June 30, 2000.)

10.27	Articles of Association of Shijiazhuang-Unigene Pharmaceutical Corporation Limited, dated June 15, 2000 (incorporated by reference from Exhibit 10.2 to the Registrant’s Amended Quarterly Report on Form 10-Q/A, , filed April 2, 2008 for the quarter ended June 30, 2000.)

10.28	Agreement by and between Shijiazhuang Pharmaceutical Group Company, Ltd. and Unigene Laboratories, Inc., dated April 23, 2008 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2008)*

10.29	Technology Transfer Agreement by and between Shijiazhuang Pharmaceutical Group Corporation and Unigene Laboratories, Inc., dated April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2008)*

10.30	Agreement of Assignment among Shijiazhuang Pharmaceutical Group Corporation, Unigene Laboratories Inc., and China Pharmaceutical Group Limited, dated April 23, 2008 (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2008).

10.31	Stock Purchase Agreement, dated as of May 10, 2008, between Unigene Laboratories, Inc. and Tin Lon Investment Limited (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2008).

10.32	License agreement between Unigene Laboratories, Inc. and SmithKline Beecham Corporation, dated April 13, 2002 (incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2005). *

10.33	Amendment No. 1 to License Agreement dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and SmithKline Beechman Corporation, dated January 16, 2003 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.34	Amendment No. 2 to License Agreement dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and SmithKline Beecham Corporation, dated October 14, 2003 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.35	Amendment No. 3 to License Agreement dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and SmithKline Beecham Corporation, dated September 23, 2004 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.36	Amendment No. 4 to License Agreement dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and SmithKline Beecham Corporation, dated May 27, 2004 (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.37	Amendment No. 5 to License Agreement dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and SmithKline Beecham Corporation, dated January 24, 2007 (incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

Exhibit Number	Description

10.38	Amendment No. 6 to License Agreement dated as of April 13, 2002 by and between Unigene Laboratories, Inc. and SmithKline Beecham Corporation, dated April 9, 2008 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.39	License and development agreement between Upsher-Smith Laboratories, Inc. and Unigene Laboratories, Inc., dated November 26, 2002 (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A, dated October 16, 2007). *

10.40	License Agreement, dated April 7, 2004, between Unigene Laboratories, Inc. and Novartis Pharma AG (incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.41	Common Stock Purchase Agreement, dated April 7, 2005, between Unigene Laboratories, Inc. and Fusion Capital Fund II, LLC (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 13, 2005).

10.42	Registration Rights Agreement, dated April 7, 2005, between Unigene Laboratories, Inc. and Fusion Capital Fund II, LLC (incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 13, 2005).

10.43	Securities Purchase Agreement between Unigene Laboratories, Inc. and the Buyers listed therein, dated March 16, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2006).

10.44	Registration Right Agreement between Unigene Laboratories, Inc. and the Buyers listed therein, dated March 17, 2006 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 22, 2006).

10.45	Warrant to Purchase Common Stock of Unigene Laboratories, Inc., for the benefit of Magnetar Capital Master Fund, Ltd., dated March 17, 2006 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 22, 2006).

10.46	Supply Agreement, dated January 22, 2007, by and between Unigene Laboratories, Inc. and Novartis Pharma AG (incorporated by reference from Exhibit 10.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A filed March 20, 2008, for the quarter ended March 31, 2007). *

10.47	Amended and Restated Security Agreement, dated May 10, 2007, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated May 10, 2007). *

10.48	Patent Security Agreement, dated March 13, 2001, between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.38 to Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.49	First Amendment to Patent Security Agreement, dated May 29, 2001, between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.39 to Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

10.50	Second Amendment to Patent Security Agreement, dated November 26, 2002, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.51	Third Amendment to Patent Security Agreement, dated May 10, 2007, by and between Unigene Laboratories, Inc. and the Jaynjean Family Limited Partnership (incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, dated May 10, 2007).*

Exhibit Number	Description

10.52	Mortgage and Security Agreement, dated July 13, 1999, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.53	Modification of Mortgage and Security Agreement, dated August 5, 1999, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.54	Modification of Mortgage and Security Agreement, dated May 10, 2007, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, dated May 10, 2007).*

10.55	Third Modification of Mortgage and Security Agreement, dated September 30, 2008, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 6, 2008 (the “8-K Report”)).

10.56	Assignment of Mortgage by Jay Levy to Jean Levy, dated February 25, 2010.

10.57	Financing Agreement, dated as of September 30, 2008 (the “VPC Financing Agreement”), by and among Unigene Laboratories, Inc., the Lenders and Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.1 to the 8-K Report).

10.58	Senior Secured Term Note, dated September 30, 2008, issued by Unigene Laboratories, Inc. in favor of the Lender signatory to the VPC Financing Agreement (incorporated by reference from Exhibit 10.2 to the 8-K Report).

10.59	Senior Secured Term Note, dated May 22, 2009, issued by Unigene Laboratories, Inc. in favor of the Lenders signatory to the VPC Financing Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 29, 2009).

10.60	Pledge and Security Agreement, dated as of September 30, 2008, by and among Unigene Laboratories, Inc., Victory Park Management, LLC, as agent, and the Secured Parties (incorporated by reference from Exhibit 10.3 to the 8-K Report). *

10.61	Registration Rights Agreement, dated as of September 30, 2008, by and among Unigene Laboratories, Inc. and the Lenders signatory to the VPC Financing Agreement (incorporated by reference from Exhibit 10.4 to the 8-K Report).

10.62	Affiliate Subordination Agreement, dated as of September 30, 2008, by and among Unigene Laboratories, Inc., Jay Levy, Jaynjean Levy Family Limited Partnership and Victory Park Management, LLC, as agent for the Lenders signatory to the VPC Financing Agreement (incorporated by reference from Exhibit 10.5 to the 8-K Report).

10.63	Amended and Restated Secured Promissory Note, dated September 30, 2008, issued by Unigene Laboratories, Inc. in favor of Jay Levy (incorporated by reference from Exhibit 10.6 to the 8-K Report).

10.64	Assignment and Assumption Agreement, dated January 11, 2010, by and between Jay Levy and Jean Levy.

10.65	Amended and Restated Secured Promissory Note, dated September 30, 2008, issued by Unigene Laboratories, Inc. in favor of the Jaynjean Levy Family Limited Partnership (incorporated by reference from Exhibit 10.7 to the 8-K Report).

10.66	Lock-Up Agreement, dated as of September 30, 2008, by and among Unigene Laboratories, Inc. and the Lenders signatory to the VPC Financing Agreement (incorporated by reference from Exhibit 10.9 to the 8-K Report).

10.67	License Agreement, dated October 19, 2009, by and between Unigene Laboratories, Inc. and Tarsa Therapeutics, Inc. *

10.68	Amendment to License Agreement, dated January 15, 2010, by and among Unigene Laboratories, Inc. and Tarsa Therapeutics, Inc.*

10.69	Omnibus Amendment Agreement, dated October 19, 2009, by and among Unigene Laboratories, Inc., Victory Park Management, LLC, as agent, and the holders signatory thereto.

10.70	Collateral Assignment Agreement, dated October 19, 2009, by and between Unigene Laboratories, Inc. and Victory Park Management, LLC, as agent.

10.71	Warrant Exchange Agreement, dated October 19, 2009, by and between Unigene Laboratories, Inc. and Victory Park Special Situations Master Fund, Ltd.

Exhibit Number	Description

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on signature pages to this report).

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.

March 16, 2010

/S/ WARREN P. LEVY
Warren P. Levy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2010	/S/ WARREN P. LEVY
Warren P. Levy, President, Chief Executive Officer and Director (Principal Executive Officer)

March 16, 2010	/S/ JAY LEVY
Jay Levy, Treasurer and Director

March 16, 2010	/S/ RONALD S. LEVY
Ronald S. Levy, Secretary, Executive Vice President and Director

March 16, 2010	/S/ WILLIAM STEINHAUER
William Steinhauer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

March 16, 2010	/S/ J. THOMAS AUGUST
J. Thomas August, Director

March 16, 2010	/S/ ALLEN BLOOM
Allen Bloom, Director

March 16, 2010	/S/ ZVI EIREF
Zvi Eiref, Director

March 16, 2010	/S/ MARVIN L. MILLER
Marvin L. Miller, Director

March 16, 2010	/S/ BRUCE S. MORRA
Bruce S. Morra, Director

March 16, 2010	/S/ PETER SLUSSER
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