Form 10-Q
period 2010-03-31
UNIGENE LABORATORIES INC
filed 2010-05-10
CIK 352747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number  0-16005

Unigene Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2328609
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

81 Fulton Street, Boonton, New Jersey	07005
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (973) 265-1100

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes ___ No ___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of   “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller Reporting Company [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No X.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value—92,132,751 shares as of April 26, 2010

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets
March 31, 2010 and December 31, 2009	3

Condensed Statements of Operations
Three months ended March 31, 2010 and 2009	4

Condensed Statement of Stockholders’ Deficit
Three months ended March 31, 2010	5

Condensed Statements of Cash Flows
Three months ended March 31, 2010 and 2009	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1 A. Risk Factors	31

Item 6. Exhibits Index	34

SIGNATURES	35

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
UNIGENE LABORATORIES, INC.
CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$13,437,352	$4,894,210
Accounts receivable	1,712,453	2,221,098
Inventory, net	1,708,746	1,933,012
Prepaid expenses and other current assets	399,224	182,817
Total current assets	17,257,775	9,231,137

Noncurrent inventory	4,201,758	4,989,668
Property, plant and equipment, net	3,538,833	3,679,561
Patents and other intangibles, net	2,566,138	2,467,111
Investment in China joint venture	3,101,403	3,060,151
Investment in Tarsa	--	--
Deferred financing costs, net	243,080	279,892
Other assets	303,200	247,421
Total assets	$31,212,187	$23,954,941
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$811,934	$1,144,396
Accrued expenses	1,633,352	2,106,719
Notes payable – Levys	1,500,000	2,360,628
Accrued interest	--	1,533,360
Current portion - deferred licensing fees	1,353,726	1,326,606
Due to China joint venture partner, net of discount of $18,082 in 2010 and $64,571 in 2009	1,956,918	2,010,429
Total current liabilities	7,255,930	10,482,138

Note payable–Victory Park, net of discount of $9,658,132
in 2010 and $1,357,003 in 2009	23,341,868	18,180,203
Embedded convertible feature	18,633,000	--
Notes payable – Levys, excluding current portion	14,237,518	13,376,889
Accrued interest –to Levys and Victory Park	4,058,775	2,189,242
Accrued expenses, excluding current portion	185,272	277,908
Deferred licensing fees, excluding current portion	9,140,110	9,452,809
Deferred compensation	447,821	437,413
Total liabilities	77,300,294	54,396,602
Commitments and contingencies
Stockholders’ deficit:
Common Stock - par value $.01 per share,
authorized 135,000,000 shares, issued 92,141,951
shares in 2010 and 91,730,117 shares in
2009	921,420	917,301
Additional paid-in capital	111,649,053	111,352,807
Accumulated deficit	(158,658,488)	(142,711,769)
Treasury Stock – at cost (9,200 shares in 2010)	(92)	--
Total stockholders’ deficit	(46,088,107)	(30,441,661)
Total liabilities and stockholders’ deficit	$31,212,187	$23,954,941

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
       CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended March 31,
	2010	2009

Revenue:
Product sales	$1,288,808	$1,309,453
Royalties	779,143	1,326,155
Licensing revenue	312,690	314,190
Development fees and other	151,861	241,618
	2,532,502	3,191,416

Operating expenses:
Research and development	1,731,379	2,504,190
Cost of goods sold	489,368	478,370
General and administrative	1,740,561	2,278,945
Unallocated facility expenses	796,145	182,527
Inventory reserve	576,021	--
	5,333,474	5,444,032
Operating loss	(2,800,972)	(2,252,616)

Other income (expense):
Loss on change in fair value of embedded convertible feature	(10,034,000)	--
Debt issuance costs	(2,007,534)	--
Interest income	18,018	41,726
Interest expense	(1,522,840)	(1,065,298)
Loss from investment in joint venture	(24,924)	(65,295)
Gain on technology transfer to joint venture	66,176	66,176

Loss before income taxes	(16,306,076)	(3,275,307)
Income tax benefit from sale of NJ tax benefit	359,357	--

Net loss	$(15,946,719)	$(3,275,307)

Loss per share – basic and diluted:
Net loss per share	$(0.17)	$(0.04)

Weighted average number of shares outstanding -
basic and diluted	91,773,184	90,080,066

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
Three Months Ended March 31, 2010
(Unaudited)
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2010	91,730,117	$917,301	$111,352,807	$(142,711,769)	$--	$(30,441,661)
Stock issued in lieu of director fees	95,834	959	68,042	--	--	69,001
Issuance of restricted stock	312,100	3,121	(3,121)	--	--	--
Exercise of stock options	3,900	39	1,151	--	--	1,190
Discount on note payable issued to joint venture partner	--	--	(1,918)	--	--	(1,918)
Forfeiture of restricted stock	--	--	92	--	(92)	--
Recognition of restricted stock compensation expense	--	--	76,259	--	--	76,259
Recognition of stock option compensation expense – employees and directors	--	--	150,997	--	--	150,997
Recognition of stock option compensation expense - consultants	--	--	4,744	--	--	4,744
Net loss	--	--	--	(15,946,719)		(15,946,719)
Balance, March 31, 2010	92,141,951	$921,420	$111,649,053	$(158,658,488)	$(92)	$(46,088,107)

See notes to condensed financial statements.

 UNIGENE LABORATORIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,946,719)	$(3,275,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(366,299)	(314,190)
Recognition of non-cash interest expense	334,681	174,762
Non-cash equity compensation	301,000	216,039
Depreciation and amortization of long-lived assets	180,123	173,238
Inventory reserve provision	576,021	--
Debt issuance cost	2,007,534	--
Loss on change in fair value of embedded convertible feature	10,034,000	--
Changes in operating assets and liabilities:
Decrease in accounts receivable	508,645	1,610,172
Decrease in prepaid interest	--	525,000
Decrease (increase) in inventory	436,155	(1,236,016)
Increase in other assets	(313,438)	(1,543,091)
Decrease in accounts payable and accrued expenses	(853,893)	(138,007)
Increase in deferred revenue	80,720	--
Increase in accrued interest-stockholders	336,173	340,870
Increase in deferred compensation	10,408	7,017
Net cash used in operating activities	(2,674,889)	(3,459,513)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	--	(82,001)
Construction of leasehold and building improvements	(2,941)	(3,208)
Purchase of equipment and furniture	(11,863)	(99,520)
Increase in patents and other intangibles	(123,618)	(51,711)
Net cash used in investing activities	(138,422)	(236,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable – Victory Park	13,642,473	--
Expenses related to issuance of note payable – Victory Park	(2,007,531)	--
Repayment on note payable – China joint venture	(100,000)	--
Repayment on note payable – Victory Park	(179,679)	(462,794)
Proceeds from exercise of stock options	1,190	--
Net cash provided by (used in) financing activities	11,356,453	(462,794)
Net increase (decrease) in cash and cash equivalents	8,543,142	(4,158,747)
Cash and cash equivalents at beginning of period	4,894,210	8,583,226
Cash and cash equivalents at end of period	$13,437,352	$4,424,479
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of convertible note in exchange for nonconvertible note	$19,357,527	$--
Cash payments:
Cash paid for interest	$803,000	--

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE A – LIQUIDITY

At March 31, 2010, we had cash and cash equivalents of $13,437,000, an increase of $8,543,000 from December 31, 2009.  The increase was due to funds received pursuant to a restructuring of our debt with Victory Park Management, LLC (“Victory Park”).  After the close of business on March 16, 2010, we entered into an amended and restated financing agreement with Victory Park.  The restated financing agreement amends and restates in its entirety and replaces the financing agreement dated as of September 30, 2008.

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes by way of surrender of the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and by way of cash payment of approximately $13,642,000 for the balance.  After fees and expenses, we received net cash proceeds of approximately $11,635,000 on March 17, 2010.  In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing.  The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes.  (See Note H).  Depending on our future revenue, we believe our current cash should be sufficient to support our current operations for one to two years.

In December 2009, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand.    Under the comprehensive plan, we intend to continue Fortical production and maintain all of our core programs and partnered activities while decreasing cash expenditures by approximately $9 million for 2010.  Since we currently maintain an adequate multi-year inventory of calcitonin and enzyme to support Fortical, we have temporarily suspended manufacturing of those materials at our Boonton facility.  However, we intend to maintain the current Good Manufacturing Practice (“cGMP”) status of the facility and the ability to manufacture peptides at that location.  Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 30%.  The plan further provided for salary reductions in 2010 at all levels, including senior management, and other cost savings.  From time to time we will evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

In addition to our debt restructuring in March 2010, other cash received during 2010 was primarily from Fortical sales and royalties received under our agreement with Upsher-Smith Laboratories, Inc. (“USL”).  Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans, (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in the future or, if they are available, the levels at which they will be available. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations.  Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular.  Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

We believe that, in 2010, we will generate cash to apply toward funding a portion of our operations through sales of Fortical to USL and royalties on USL’s sales of Fortical and, in the long-term, through sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue on future licensed products and technologies.  We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for nasal calcitonin outside of the U.S., for various oral peptides including our obesity peptide, for our peptide manufacturing technology and for our site-directed bone growth (“SDBG”) technology.  However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

Due to our limited financial resources, any further decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products or technologies or loss of patent protection, could have a material adverse effect on our cash flow and operations (see Note D).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would eventually need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our financing agreement with Victory Park (see Note H) or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects.  We believe that the recent Victory Park financing has satisfied our current cash requirements, but satisfying our cash requirements over the long term will require the successful commercialization of one or more of our or our licensees’ oral or nasal calcitonin products, our oral parathyroid hormone (“PTH”) product, our SDBG or obesity programs or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any of these products other than Fortical will be approved or will be commercially successful.  The amount of future revenue from Fortical is also uncertain.

We have incurred annual operating losses since our inception and, as a result, at March 31, 2010, had an accumulated deficit of approximately $159,000,000.  Our cash requirements in 2010 to operate our research and peptide manufacturing facilities and develop our products decreased from 2009 due to our December 2009 restructuring.

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

NOTE B - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2009.

New Accounting Pronouncements

In April 2010, an accounting standard update was issued to provide guidance on defining a milestone and determining when it is appropriate to apply the milestone method of revenue recognition for research and development transactions.  Vendors can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period the milestone is achieved if the milestone meets all the criteria stated in the guidance to be considered substantive and must be considered substantive in its entirety. The amendments in this update will be effective prospectively for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010, with early adoption permitted.  We do not expect that the adoption will have a significant effect on our financial statements.

In February 2010, an update to accounting guidance was issued which eliminates the disclosure of the date through which subsequent events have been evaluated.  This update was effective immediately.  The adoption of this amendment did not have a significant effect on our financial statements.  We evaluated our March 31, 2010 financial statements for subsequent events through the date the financial statements were filed with the SEC.  There were no subsequent events that would require disclosure or would affect the financial statements.

In October 2009, an update to accounting guidance was issued to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit.  The amendments in this update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The amendments in this update will also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We do not expect that the adoption will have a significant effect on our financial statements.

NOTE C- GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GlaxoSmithKline (“GSK”) for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis.  Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product.  GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized.  The royalty rate will be increased if certain sales milestones are achieved.  A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results.  An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through March 31, 2010.  We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through March 31, 2010.  There were no milestones achieved or PTH sales to GSK during 2010.  Bulk product sales to licensees, prior to product approval, are unpredictable and subject to the needs of the licensee.  GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market.  We previously agreed with GSK that we would conduct further development including a small Phase I study, which we initiated in 2008 and successfully completed in 2009.  GSK has the right to acquire the data from our development activities for a fixed purchase price.  However, there are no assurances that our development activities will be successful or that GSK will acquire the data.  This agreement is subject to certain termination provisions.  Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors.  Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the Food and Drug Administration (“FDA”) and launched by USL in August 2005.  Revenue for the three months ended March 31, 2010 consisted of the recognition of $39,000 of licensing revenue, $1,289,000 in sales to USL and $779,000 in royalties from USL.  Revenue for the three months ended March 31, 2009 consisted of the recognition of $39,000 of licensing revenue from USL, in addition to $1,309,000 in sales to USL and $1,326,000 in royalties from USL.  At March 31, 2010, our accounts receivable from USL, primarily for royalties, were approximately $1,561,000.  From August 2005 through March 2010, we have recognized an aggregate of $37,147,000 in Fortical sales and $22,927,000 in Fortical royalties.  We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectability.  Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL.  Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict.  In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical.  In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product.  We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products.  However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease.  This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process.  We have received an aggregate of $13,700,000 from Novartis under this agreement.  For both the three months ended March 31, 2010 and 2009, we recognized $223,000 in licensing revenue.

During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is being used by Novartis in their ongoing Phase III clinical trials.  In December 2009, an independent Data Monitoring Committee recommended that Novartis proceed as planned with these ongoing studies.  It was the committee’s opinion that there were no major or unexpected safety concerns and it unanimously recommended to proceed with the studies to evaluate the efficacy and safety profile of oral calcitonin as planned.  We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology.  Novartis will be conducting all future product development and clinical trials for its own oral calcitonin product in conjunction with its partner, a competitor of ours.  Therefore, the anticipated completion date is outside our control and unknown to us. If Tarsa and Novartis each successfully develop oral calcitonin products, they would be competing in this area.  This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.

NOTE F – INVENTORY

Inventories consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Current Inventory
Finished goods – net of allowances of $1,224,000 and $692,000, respectively	$1,278,708	$1,385,782
Raw materials – net of allowances of $53,000 and $25,000, respectively	430,038	547,230

Total	$1,708,746	$1,933,012

Noncurrent Inventory
Finished Goods	$2,660,198	$3,415,298
Raw Material	1,541,560	1,574,370

Total	$4,201,758	$4,989,668

Typically, finished goods and work in process inventory, if any, are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and raw materials were $1,277,000 at March 31, 2010, an increase of $560,000 from December 31, 2009.  The increase was primarily due to our decision not to pursue an additional improvement for our calcitonin manufacturing process.  Based upon expected future orders, $2,660,000 of our finished goods inventory and $1,542,000 of our raw material inventory were classified as a noncurrent asset at March 31, 2010.  Current and noncurrent inventory decreased in 2010 due to our cessation of production of calcitonin and enzyme in 2010.  We expect this inventory to be fully recoverable, therefore no reserve was established.

NOTE G – NOTES PAYABLE – LEVYS

To satisfy our short-term liquidity needs, Jay Levy, Jean Levy, Warren Levy and Ronald Levy (the “Levys”) from time to time (prior to 2003) made loans to us.  Jay Levy, our former director, Chairman of the Board, Treasurer and Assistant Secretary, and Jean Levy are the parents of Warren Levy and Ronald Levy, two of our executive officers.  At May 10, 2007, the outstanding principal and interest on these loans were $7,095,000 and $8,642,517, respectively, with interest rates ranging from 8.5% to 14.2%.  The total owed on May 10, 2007 aggregated $15,737,517, of which approximately $8,900,000 in principal and interest were in default, and was restructured as eight-year term notes, with a fixed simple interest rate of 9% per annum.  Interest expense was calculated using an effective interest method, at a rate of 7.6%, over the life of the notes due to the deferred payment schedule contained in the notes.  No gain or loss was recognized on the restructuring transaction.  Required quarterly payments of principal and interest under these new notes was to begin in May 2010 and continue over a five-year period.  Total interest expense on all Levy loans was approximately $370,000 and $341,000, respectively, for the three months ended March 31, 2010 and 2009.  As of March 31, 2010, total accrued interest on all Levy loans was $3,857,225 and the outstanding loans by these persons to us totaled $15,737,518, for an aggregate owed to them of $19,594,743.  These loans are collateralized by secondary security interests in our equipment, real property and certain of our patents.

In March 2010, in conjunction with the Victory Park refinancing, the Levy loans were amended and restated to modify the terms therein.  The amended notes, which continue to be secured by a secondary lien on our equipment and certain of our United States patents and patent applications, as well as a secondary mortgage on certain of our real property, will bear interest at a rate of 9% per annum from May 10, 2007 to March 17, 2010 and 12% per annum thereafter, each of which shall be non-compounding.  As of March 17, 2010, interest expense is calculated using an effective interest method, at a rate of 8.2%, over the life of the notes due to the deferred payment schedule contained in the notes.  Subject to the conditions set forth in our financing agreement with Victory Park, we are obligated to make the following payments as set forth in, and pursuant to, the amended notes: an aggregate principal payment of $1,000,000 on May 10, 2010, an aggregate principal payment of $500,000 on November 10, 2010, an aggregate principal payment of $250,000 on May 10, 2011, and payment of all unpaid principal and accrued and unpaid interest on June 18, 2013, subject in each case to certain conditions.  These loans remain subordinated to the Victory Park notes.

Outstanding Levy loans consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	2010	2009
Long-term loans, current portion	$1,500	$2,361
Long-term loans	14,238	13,377
	15,738	15,738
Accrued interest, short-term	--	1,298
Accrued interest, long-term	3,857	2,189
Total loans and interest	$19,595	$19,225

NOTE H - NOTE PAYABLE – VICTORY PARK

On September 30, 2008 we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note.  Richard Levy (no relation to the Levys), our Chairman of the Board, is the Managing Principal and Founder of Victory Park.  We received net proceeds of $14,372,000 after fees and closing expenses paid as of September 30, 2008.  On May 22, 2009, we drew down the remaining $5,000,000 available under this agreement.  These term notes were purchased by Victory Park affiliates at a 3% discount to the face amount and we received net proceeds of $4,803,000 after fees and closing expenses.  Pursuant to the financing agreement, we issued an aggregate of 1,500,000 shares of Common Stock to Victory Park.  Subsequently, pursuant to a Warrant Exchange Agreement, dated as of October 19, 2009, with Victory Park, we issued 300,000 shares of Common Stock to Victory Park in exchange for Victory Park’s surrender of a warrant to purchase 1,000,000 shares of Common Stock.

During January 2009 and February 2010, respectively, we repaid approximately $463,000 and $180,000 in principal in accordance with mandatory prepayment terms.  For the three months ended March 31, 2010 and March 31, 2009 we recognized approximately $984,000 and $700,000, respectively, in cash and non-cash interest expense under these notes.

These notes bore interest through March 16, 2010 at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum.  In conjunction with this financing, loans held by the Levys were subordinated to the Victory Park notes.  We pledged all of our current and future assets, including intellectual property, as collateral under the Victory Park notes.

After the close of business on March 16, 2010, we entered into an amended and restated financing agreement with Victory Park.  The restated financing agreement amends and restates in its entirety and replaces the financing agreement dated as of September 30, 2008.

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes by way of surrender of the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and by way of cash payment of approximately $13,642,000 for the balance.  These convertible notes were purchased at a 2% discount to the face amount.  Total fees and expenses at closing were approximately $2,007,000 and these closing costs are shown on our Statement of Operations as debt issuance costs.  The financing was considered a troubled debt restructuring due to our financial condition and due to a decrease in the effective rate of the note.  Therefore, these costs were expensed in March 2010.  We therefore received net cash proceeds of approximately $11,635,000.  The balance of deferred financing costs ($243,080 at March 31, 2010) and note discount ($1,178,132 at March 31, 2010) from the 2008 and 2009 Victory Park financings are being amortized over the three-year term of the new convertible note to interest expense on a straight-line basis which approximates the effective interest rate method.  In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing.  The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes.  After the first anniversary of the first closing, under certain circumstances, we have the right to prepay up to $13,642,472 of the convertible notes at a price equal to 110% of the convertible notes being repaid plus accrued and unpaid interest, subject to customary conditions.  The convertible notes are secured by a first priority lien on all of our current and future assets.  The convertible notes will accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be capitalized and added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date.  Interest expense is calculated using an effective interest method, at a rate of 15.9%, over the three-year life of the notes due to the deferred payment schedule contained in the notes.  The notes are convertible into shares of Common Stock at the holder’s option upon the earliest of (a) March 17, 2011, (b) the earliest date on which we are required under the notes to provide to the holder prior written notice of our intention to consummate, or the occurrence of, a fundamental transaction (as defined in the notes), (c) our delivery of a redemption notice and (d) the occurrence of an event of default under the restated financing agreement.  The notes are not currently convertible.  The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.70 per share.  If we subsequently make certain issuances of Common Stock or Common Stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price.  We lack sufficient shares of Common Stock to deliver all of the shares of Common Stock to be issued upon conversion of the notes therefore we are required to obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares.

As the Victory Park note is convertible into shares of our Common Stock and we currently do not have sufficient authorized shares to effectuate a full conversion of the notes, the convertible feature is being treated as a liability.  As such we have established a liability for the convertible feature based on its fair value determined by a lattice model.  The liability for the convertible feature will be marked to market at the end of each quarter until such time as additional shares are authorized.  We therefore recognized a non-cash expense of $10,034,000 in the first quarter of 2010 which represents the change in the fair value of the convertible feature of the note from the closing date of March 17, 2010 to the balance sheet date of March 31, 2010.  The initial fair value of the convertible feature was $8,599,000 as determined by a lattice model. The change in fair value was largely determined by the increase in price of our Common Stock from $0.63 at March 16, 2010 (signing date of the agreements) to $0.88 at March 31, 2010. If and when the increase in authorized shares is approved by our stockholders, we will recognize a gain or loss of the change in fair value determined at the date of approval.  The discount on the Victory Park note is being recognized as interest expense over the three-year term of the note.

In addition, pursuant to the restated financing agreement, in March 2010, Richard Levy became a member of the Board, Chairman of the Board and a member of our Nominating and Corporate Governance Committee. Victory Park has the right, subject to certain conditions, to designate an individual to fill the current vacant seat on the Board.  That individual (the “VPC Designee”) will become a member of the Board’s Compensation Committee and Audit Committee.  Moreover, we agreed that until such time as (i) the aggregate principal amount outstanding under the senior secured convertible notes issued to Victory Park is less than $5 million and (ii) Victory Park beneficially owns less than twenty percent of the issued and outstanding shares of our Common Stock, our Nominating and Corporate Governance Committee shall take all actions reasonably necessary to recommend the nomination of, and the Board shall nominate for reelection to the Board, Richard Levy and the VPC Designee (or substitutes or replacements designated by Victory Park).

We must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  The restated financing agreement specifies certain events of default including, without limitation:  failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the restated financing agreement); a change in control (as defined in the restated financing agreement); lack of timely filing or effectiveness of a required registration statement; and any material decline or depreciation in the value or market price of the collateral.  We are subject to certain cash damages, as set forth in the convertible notes, in the case of a failure to timely convert the notes and a failure to timely convert is also an event of default, subject to additional remedies.  Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply.  As of March 31, 2010, we were in compliance with all of these covenants.

Pursuant to the amended and restated registration rights agreement executed in connection with the March 2010 financing, we agreed to file a registration statement with the SEC no later than May 16, 2010 to register the resale of the shares currently or to be held by Victory Park including the conversion shares.  We agreed to use our reasonable best efforts to have the registration statement declared effective as soon as practicable, but in no event later than the earlier of (i) the date that is one hundred twenty (120) days after the closing date and (ii) the fifth (5th) business day after we are notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comment. We also agreed to keep the registration statement effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144 and (ii) the date on which all of the registrable securities covered by such registration statement have been sold.  If a registration statement required to be filed by us is not filed with the SEC on or before the filing deadline or filed with the SEC but not declared effective by the SEC on or before the effectiveness deadline, or on any day after the effective date of the registration statement, sales of all of the registration securities cannot be made (other than during an allowable grace period) pursuant to the registration statement (including because of a suspension or delisting of the Common Stock on its principal market or a failure to register a sufficient number of shares of Common Stock), then as partial relief for the damages to any holder of registrable securities we shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of the aggregate value of such holder’s registrable securities required to be included in such registration statement for each 30 day period (pro rated for periods totaling less than 30 days) until March 17, 2012, excluding for days prior to the date that the convertible notes become convertible, the value of any conversion shares included in such registrable securities.  We do not believe that this provision will have a material impact on our financial condition.

NOTE I - DEBT

We have short-term and long-term debt outstanding to Victory Park, the Levys and our China joint venture partners.

Aggregate maturities of all outstanding debt at March 31, 2010 were as follows:

2010	$3,475,000
2011	250,000
2012	--
2013	46,987,518
50,712,518
Discount – Victory Park (see Note H)	(9,658,132)
Embedded convertible feature – Victory Park (see Note H)	18,633,000
Discount – China Joint Venture Partner (see Note K)	(18,082)
$59,669,304

Presentation on Balance Sheet:

	March 31, 2010	December 31, 2009

Notes payable – Levys: long-term (see Note G)	$14,237, 518	$13,376,889
Notes payable – Levys: short-term (see Note G)	1,500,000	2,360,628
Notes payable – Victory Park – includes embedded convertible feature of $18,633,000 in 2010 and net of discount of $9,658,132 in 2010 and $1,357,003 in 2009 (see Note H)	41,974,868	18,180,203
Note payable-China Joint Venture Partner-net of discount of $18,082 in 2010 and $64,571 in 2009 (see Note K)	1,956,918	2,010,429
	$59,669,304	$35,928,149

NOTE J - TARSA

In October 2009, we licensed our Phase III oral calcitonin program (the “Program”) to Tarsa Therapeutics, Inc. (“Tarsa”), a new company formed by a syndicate of three venture capital funds specializing in the life sciences:  MVM Life Science Partners, Quaker BioVentures and Novo A/S.  Simultaneously, Tarsa announced the closing of a $24 million Series A financing from the investor syndicate.

In consideration for our sale to Tarsa of an exclusive license for the Program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa (which represented a 26% ownership).  The cash consideration was based upon the expenses we had incurred for the calcitonin program.  We valued the common stock at $0.23 per share or a total of $2,119,000 with the assistance of an outside valuation firm.  These shares are pledged as security under the Victory Park loans.  We determined the Program was an integrated set of activities and assets that met the definition of a “business” under applicable accounting guidance.

Tarsa will be solely responsible for the future costs of the global Phase III clinical trial for the Program that was initiated in 2009.  We will be eligible to receive milestone payments based on the achievement of certain sales benchmarks, as well as royalties on product sales.  We have no further cash or non-cash obligations to Tarsa or the Program.  Additionally, prepaid Phase III expenses of $4.6 million deferred through September 30, 2009 were recognized in 2009 and netted against the consideration received from Tarsa.

As of the effective date of the agreement, Tarsa is responsible for all expenses incurred related to the Program and any additional involvement by Unigene requires a separate statement of works to be negotiated and executed. Thus no additional expenses will be incurred by us related to the clinical study, except as agreed upon in subsequent statement of works.  There is no joint development or steering committee between us and Tarsa related to the manufacturing and development of Phase III and future product.

As we have no commitment to fund the losses of Tarsa, our 2009 operations included a loss of $2,119,000, which represented our proportionate share of Tarsa’s loss up to the amount of our investment in Tarsa.  The loss reduced our investment in Tarsa to zero and, as a consequence, our 2010 and future financial results will not be negatively affected by Tarsa’s ongoing operations.

In connection with the sale of the Program to Tarsa, we issued 300,000 shares of our common stock to Victory Park in exchange for Victory Park’s surrender of an existing warrant to purchase up to 1,000,000 shares of our common stock.  These shares were valued at $1.91 per share for an aggregate expense of $573,000 which was recognized and netted against the consideration received from Tarsa.

NOTE K – CHINA JOINT VENTURE

In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group (“SPG”), a pharmaceutical company in the People’s Republic of China. We currently own 45% of the joint venture and have a 45% interest in the entity’s profits and losses.  A new drug application (“NDA”) for injectable and nasal calcitonin products was filed in China in 2003. The approval of the joint venture’s NDA in China, and the timing of such approval, is uncertain.  Upon approval of the Chinese NDA, we expect that the joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We account for our investment in the joint venture under the equity method. Our share of the losses in the joint venture for the three months ended March 31, 2010 and 2009 were $25,000 and $65,000, respectively.

Unigene and SPG expanded the activities of the joint venture in 2008 to allow for the development and marketing of other pharmaceutical products.  In April 2008, ground was broken for the global biotechnology park in the Shijiazhuang Economic and Technology Development Zone of Hebei Province, China that will house the joint venture.  The joint venture, named Unigene Biotechnology Co. Ltd., will initially focus on manufacturing and research and development of salmon calcitonin and non-oral PTH and related products for China and possibly other global markets.  Construction of the first building, which will ultimately house the research and development facility of the joint venture, is underway.  Construction also began in 2008 on a manufacturing facility which will be designed for peptide production and manufacture of injectable, oral and nasal final products.  The combined capital investment commitment of both parties for the joint venture is currently $15,000,000, representing contributions of cash, technology and know-how which we are licensing to the joint venture.  This investment is expected to increase to $25,000,000 and could, eventually, be higher.  We expect to meet our obligation by contributing a combination of cash, technology, rights to products in China and/or by reducing our equity ownership in the joint venture.  Unigene’s 45% share of the initial $15,000,000 capital contribution is $6,750,000.  The technologies and know-how that we have agreed to license to the joint venture have been assigned a total value of $4,500,000, leaving us with cash obligations of $2,250,000 ($275,000 of which has been paid as of March 31, 2010 leaving a balance of $1,975,000).  Our remaining cash contribution is payable in May 2010. SPG has assigned its joint venture rights and obligations to its subsidiary, China Pharmaceutical Group (“CPG”)  who previously lent us our cash contribution on an interest-free basis.  We have increased our investment in the joint venture balance sheet account by $2,250,000 and we have recorded at March 31, 2010 our repayment obligation at a discounted net present value of $1,956,918 using an effective interest rate of 9%.

For each of the three month periods ended March 31, 2010 and March 31, 2009, we recognized a gain of $66,000 on the transfer of technology and know-how to the joint venture.  This gain represents the difference between the fair value of the technology and licenses transferred to the joint venture and the book value of these assets.  The joint venture valued these assets at $4,500,000; their book value was $0 representing a gain of $4,500,000.  This gain is being recognized beginning in 2008 over 17 years, the estimated life of the transferred assets, at approximately $265,000 per year.  Our joint venture investment reflects contributions which approximate our proportionate share of the joint venture’s equity.

NOTE L – STOCK OPTION COMPENSATION

Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested.  Based upon options issued to consultants, we recognized compensation expense of $5,000 in the first quarter of 2010 and we recognized compensation expense of $8,000 in the first quarter of 2009.  These amounts are included in research and development expenses.

For the three months ended March 31, 2010, we recognized share-based compensation cost for employees and directors of $151,000, which consisted of $136,000 in general and administrative expenses and $15,000 in research and development expenses. For the three months ended March 31, 2009, we recognized share-based compensation cost of $112,000, which consisted of $77,000 in general and administrative expenses and $35,000 in research and development expenses.  We did not capitalize any share-based compensation cost.

As of March 31, 2010, there was approximately $900,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of less than 2 years.

For the three months ended March 31, 2010 and March 31, 2009, we estimated the fair value of each option award on the date of grant using the Black-Scholes model.  We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant.  We have no present intention of declaring any dividends.  We based expected volatility on historical volatility.  We estimated the expected term of stock options using historical exercise experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended March 31,
	2010	2009

Expected volatility	58.3%	51.9%
Expected dividends	—	—
Expected term (in years)	6.0	5.3
Risk-free rate	2.5%	1.7%
Forfeiture rate – employees	20%	20%
Forfeiture rate – officers and directors	0%	0%

A summary of option activity as of March 31, 2010 and changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	4,782,915	$1.37
Granted	1,072,000	0.86
Exercised	(3,900)	0.31
Forfeited or expired	(3,000)	3.65

Outstanding at March 31, 2010	5,848,015	$1.28	6.6	$934,000

Exercisable at March 31, 2010	3,288,514	$1.53	4.6	$629,000

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2010 and 2009 was $0.42 and $0.28, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended March 31, 2010 and 2009 was $1,000 and $0, respectively.   Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2010 and 2009 was $1,000 and $0, respectively, and no tax benefit was realized.

Restricted Stock Awards

We periodically grant restricted stock awards to directors, certain officers and other employees that typically vest six months to one year from their grant date. We recognized $76,000 and $57,000, respectively, of compensation expense during the three-month periods ended March 31, 2010 and 2009 related to restricted stock awards.  Stock compensation expense is recognized over the vesting period of the restricted stock.  At March 31, 2010 we had approximately $149,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from April 2010 through January 2011.

Non-vested balance at January 1, 2010	50,000	$0.80
Changes during the period:
Shares granted	312,100	0.70
Shares vested	--	--
Shares forfeited	(9,200)	0.70

Non-vested balance at March 31, 2010	352,900	$0.71

NOTE M – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive.  Our weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for each of the three-month periods ended March 31, 2010 and 2009 because inclusion of our stock options and warrants (approximately 5,315,000 and 7,233,000 shares of common stock, if exercised, at March 31, 2010 and March 31, 2009, respectively), would be antidilutive.    The three months ended March 31, 2010 include warrants to purchase an aggregate of 60,000 shares of common stock at exercise prices ranging from $2.00 to $2.20 per share, with expiration dates ranging from 2012 to 2015.  The three months ended March 31, 2009 include warrants to purchase an aggregate of 2,121,571 shares of common stock at exercise process ranging from $1.77 to $4.25 per share, with expiration dates ranging from 2010 to 2015.

Reconciliation between the number of issued shares shown on the balance sheet and the number of shares used to determine EPS at March 31, 2010 and March 31, 2009:

	2010	2009
Issued shares per balance sheet	92,141,951	90,262,763
Unvested restricted stock	(352,900)	(178,961)
Treasury Stock	(9,200)	--
Shares used in determining EPS	91,779,851	90,083,802

NOTE N – PATENTS AND OTHER INTANGIBLES

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

NOTE P – Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Fair value is a market-based measurement determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant, not based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, consideration is given to three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. Entities are required to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. Inputs to fair valuation techniques are prioritized, allowing for the use of unobservable inputs to the extent that observable inputs are not available. The applicable guidance establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

Level 1                      Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2                      Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1, quoted prices in markets that are not active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3                      Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.  Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.  Level 3 assets and liabilities include those whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as those for which the determination of fair value requires significant management judgment or estimation.

Financial instruments which are measured at estimated fair value on a recurring basis in the condensed financial statements include an embedded convertible feature.  The fair value of the convertible feature was determined using a lattice pricing model.

Liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy is summarized as follows:

Significant Unobservable Inputs (Level 3) Total Fair Value
Embedded convertible feature	$18,633,000

The Company has categorized its liabilities measured at fair value into the three-level fair value hierarchy, as defined above, based upon the priority of inputs to respective valuation techniques. Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include an embedded convertible feature which requires fair value on a recurring basis.  The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value.

The changes in level 3 liabilities measured at fair value on a recurring basis during the months ended March 31, 2010 are summarized as follows:

	Balance Beginning of Period	Issuance	(Gain) or Loss Recognized in Earning from Change in Fair Value	Balance End of Period
For the three months ended,
March 31, 2010
Embedded convertible feature	$-	$8,599,000	$10,034,000	$18,633,000

For the three months ended March 31, 2010, total loss of approximately $10,034,000 is included in the Statements of Operations caption “Loss on change in fair value of embedded convertible feature.”

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, including the financial statements and notes contained therein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects.  Such forward-looking statements include those which express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact.  We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements.  These forward-looking statements include statements about the following: our financial condition, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the delay in obtaining or the failure to obtain regulatory approvals for our products and litigation.  Factors that could cause or contribute to differences in our results and outcomes include, without limitation, those discussed in “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2009, such as uncertain revenue levels, rapidly changing technologies, stock price volatility and other factors discussed in our various filings with the Securities and Exchange Commission (“SEC”).

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

Revenue

Revenue is summarized as follows for the three-month periods ended March 31, 2010 and 2009:

	2010	2009
Product Sales	$1,288,808	$1,309,453
Royalties	779,143	1,326,155
Licensing Revenue	312,690	314,190
Development Fees and Other	151,861	241,618
	$2,532,502	$3,191,416

Revenue for the three months ended March 31, 2010 decreased $658,000, or 21%, to $2,533,000 from $3,191,000 in the comparable period in 2009.  This was primarily due to a decline in royalties from USL, due to increased competition in the nasal calcitonin market.  Fortical sales to USL decreased 2% to $1,289,000 for the three months ended March 31, 2010 as compared to $1,309,000 for the three months ended March 31, 2009.  Fortical sales fluctuate each quarter based upon USL’s ordering schedule.  Fortical royalties for the quarter ended March 31, 2010 decreased $547,000, or 41%, to $779,000 from $1,326,000 in the comparable period of 2009.  Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipment to its customers.  In the first quarter of 2010, both quantity of units sold by USL as well as their net selling price per vial declined from the comparable period in 2009, causing royalties to decrease.

Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years.  Licensing revenue was constant from the first quarter of 2009 to the first quarter of 2010.

Development fees and other revenue decreased 37% to $152,000 in the first quarter of 2010 from $242,000 in the first quarter of 2009 primarily due to the timing and amount of development work and feasibility studies we do for various pharmaceutical and biotechnology companies.

Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees. It is therefore subject to uncertain timing and not predictive of future revenue.  Bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional peptide sales are dependent upon the future needs of our partners, which we cannot currently estimate.  Sales revenue from Fortical in 2010 and future years will depend on Fortical’s continued acceptance in the marketplace, as well as competition and other factors.  In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical.  In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product.  We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products.  However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease.  Therefore, it is highly unlikely that Fortical alone will ever generate sufficient revenue for us to achieve profitability.  In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes on our Fortical patent.  If we do not ultimately prevail in defending our patent, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

Expenses

In December 2009, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand.  Under the comprehensive plan, we intend to continue Fortical production and maintain all of our core programs and partnered activities while decreasing cash expenditures by approximately $9 million for 2010.  Since we currently maintain an adequate multi-year inventory of calcitonin and enzyme to support Fortical, we have temporarily suspended manufacturing of those materials at our Boonton facility.  However, we will maintain the cGMP status of the facility and the ability to manufacture peptides at that location.  Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 30%.  The plan further provided for salary reductions in 2010 at all levels, including senior management, and other cost savings.  From time to time we will evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

All of our production costs and a portion of our research and development costs are associated with our manufacturing facility in Boonton, New Jersey, where costs are relatively fixed month-to-month.  We allocate such costs to the manufacture of production batches for inventory purposes, cost of goods sold, research and development expenses, unallocated facility cost or inventory reserve based upon the activities undertaken by the personnel in Boonton each period.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs, preclinical and clinical trials, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense.  Research and development expense decreased $773,000, or 31% to $1,731,000 from $2,504,000 for the three months ended March 31, 2010 as compared to the same period in 2009.  This decrease was largely due to a reduction of $830,000 in personnel expenditures allocated to research and development due to staff reductions, in addition to increased clinical trial expenditures in 2009 related to our oral PTH and oral calcitonin programs.  Research and development expenses should continue to decrease in 2010, as compared to 2009, due to the licensing to Tarsa of our oral calcitonin program.

Cost of Goods Sold

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance.  Cost of goods sold increased 2% to $489,000 from $478,000 for the three months ended March 31, 2010 as compared to the same period in 2009.  Cost of goods sold represented our costs associated with Fortical production for USL, whose purchases from us fluctuate each quarter.  Cost of goods sold as a percentage of sales was 38% and 37%, respectively, for the first quarter of 2010 and 2009.    Future production related expenses for 2010 and later years will be dependent upon the level of future Fortical sales, as well as possible peptide production, to meet our partners’ needs.

General and Administrative Expenses

General and administrative expenses decreased $538,000, or 24%, to $1,741,000 from $2,279,000 for the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease was primarily attributed to a decrease of $493,000 in professional fees, primarily due to legal expenses in 2009 related to the Apotex litigation, as well as Tarsa licensing activities.  We expect general and administrative expenses to continue to decrease in 2010, as compared to 2009, primarily due to an anticipated reduction of legal costs related to Apotex.

Unallocated Facility Cost

Unallocated facility cost represents underutilization of our Boonton manufacturing facility.  These costs primarily consist of salaries, as well as overhead expenses, which increased $613,000 to $796,000 for the three months ended March 31, 2010 as compared to $183,000 in the same period in 2009.  The expenses in 2010 primarily relate to the temporary cessation of calcitonin and enzyme production, as well as the decreased production of Fortical.  The expenses in 2009 primarily relate to manufacturing calcitonin, enzyme and Fortical at below normal production capacity.

Inventory Reserve

Inventory reserve charges were $576,000 for the three months ended March 31, 2010.  This expense primarily represents our decision not to pursue an additional improvement for our calcitonin manufacturing process.  Therefore, calcitonin batches manufactured by this process have been fully reserved.

Other Income/Expense

Loss on Change in Fair Value of Embedded Convertible Feature

As the Victory Park note is convertible into shares of our Common Stock and we currently do not have sufficient authorized shares to effectuate a full conversion of the notes, the convertible feature is being treated as a liability.  As such we have established a liability for the convertible feature based on its fair value.  The liability for the convertible feature will be marked to the market at the end of each quarter until such time as additional shares are authorized.  We therefore recognized a non-cash expense of $10,034,000 in the first quarter of 2010 which represents the change in the fair value of the convertible feature of the note from the closing date of March 17, 2010 to the balance sheet date of March 31, 2010.

Debt Issuance Cost

Debt issuance cost represents the fees and expenses we paid at the March 2010 closing of our restructured Victory Park financing.  These costs include investment banking fees, note discount and legal fees.  The financing was considered a troubled debt restructuring due to our financial condition and due to a decrease in the effective rate of the note.  Therefore, these costs were expensed in March 2010.

Interest Expense

Interest expense increased 32% in the first quarter of 2010 to $1,404,000 from $1,065,000 in the first quarter of 2009.  The increase was primarily due to the $5,000,000 note issued to Victory Park in May 2009 as well as the debt restructuring with Victory Park in March 2010.  The new note for $33,000,000 bears interest at the prime rate plus 5%, with a floor of 15%.  The prior Victory Park notes bore interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum.  During the first quarter of 2010 we recognized $984,000 in cash and non-cash interest expense under these notes.  Interest expense for the remainder of 2010 will therefore be higher than the interest expense incurred during 2009 due to the additional borrowing and the higher interest rate.  In addition, interest expense on the Levy loans increased to $370,000 in the first quarter of 2010 from $341,000 in the first quarter of 2009.

Loss from Investment in Joint Venture

This expense represents our 45% ownership percentage of our China joint venture’s profits and losses.  Our share of the first quarter of 2010 loss of the joint venture was $25,000, a decrease of $40,000 from the first quarter of 2009.  Losses will continue until the joint venture generates sufficient revenue.

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

Net Loss

Net loss for the three months ended March 31, 2010 increased approximately $12,672,000, or 387%, to $15,947,000 from $3,275,000 for the corresponding period in 2009. This was primarily due to loss on change in fair value of embedded convertible feature of $10,034,000 the debt issuance cost of $2,008,000, a reduction in royalties from USL of $547,000, an inventory reserve of $576,000, as well as an increase in interest expense of $339,000.  These were partially offset by a decrease in research and development and general and administrative expenses.  Net losses will continue unless we achieve sufficient non-deferred revenue under our USL, Tarsa, GSK or Novartis agreements or sign new revenue generating research, licensing or distribution agreements.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had cash and cash equivalents of $13,437,000, an increase of $8,543,000 from December 31, 2009.  The increase was due to funds received pursuant to a restructuring of our debt with Victory Park. After the close of business on March 16, 2010, we entered into an amended and restated financing agreement with Victory Park.  The restated financing agreement amends and restates in its entirety and replaces the financing agreement dated as of September 30, 2008.

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes by way of surrender of the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,360,000, and by way of cash payment of approximately $13,640,000 for the balance.  After fees and expenses, we received net cash proceeds of approximately $11,635,000 on March 17, 2010.  In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing.  The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes.  (See Note H.) Depending on our future revenue, we believe our current cash should be sufficient to support our current operations for one to two years.

In December 2009, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand.     Under the comprehensive plan, we intend to continue Fortical production and maintain all of our core programs and partnered activities while decreasing cash expenditures by approximately $9 million for 2010.  Since we currently maintain an adequate inventory of calcitonin and enzyme to support Fortical, we have temporarily suspended manufacturing of those materials at our Boonton facility.  However, we will maintain the cGMP status of the facility and the ability to manufacture peptides at that location.  Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 30%.  The plan further provided for salary reductions in 2010 at all levels, including senior management, and other cost savings.  From time to time we will evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

In addition to our debt restructuring in March 2010, other cash received during 2010 was primarily from Fortical sales and royalties received under our agreement with USL.  Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) stockholder loans, (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties.  We cannot be certain that any of these cash sources will continue to be available to us in the future.  Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations.  Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular.  Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

We believe that in 2010 we will generate cash to apply toward funding a portion of our operations through sales of Fortical to USL and royalties on USL’s sales of Fortical and, in the long term, on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue on future licensed products and technologies.  We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for nasal calcitonin outside of the U.S., for various oral peptides including our obesity peptide, for our peptide manufacturing technology and for our SDBG technology.  However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

Due to our limited financial resources, any further decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products or technologies or loss of patent protection, could have a material adverse effect on our cash flow and operations (see Note D).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would eventually need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our financing agreement with Victory Park (see Note H) or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects.  We believe that the recent Victory Park financing has satisfied our current cash requirements, but satisfying our cash requirements over the long term will require the successful commercialization of one or more of our or our licensees’ oral or nasal calcitonin products, our oral PTH product, our SDBG or obesity programs or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any of these products other than Fortical will be approved or will be commercially successful.  The amount of future revenue from Fortical is also uncertain.

We have incurred annual operating losses since our inception and, as a result, at March 31, 2010, had an accumulated deficit of approximately $159,000,000.  Our cash requirements in 2010 to operate our research and peptide manufacturing facilities and develop our products decreased from 2009 due to our December 2009 restructuring.

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

Net Cash Used in Operating Activities: Net cash used in operating activities was $2,675,000 in the first quarter of 2010, which was primarily due to our net loss adjusted for non-cash items of $13,067,000 and a decrease in our operating assets and liabilities of $205,000.  The decrease in our operating assets and liabilities primarily resulted from a reduction in accounts payable and accrued expenses.  Cash provided by operating activities has not been sufficient to meet our needs.

Net cash used in operating activities was $3,460,000 in the first quarter of 2009, which was primarily due to our net loss adjusted for non-cash items of $598,000 and an increase in our operating assets and liabilities of $782,000, primarily from increased prepaid expenses and inventory.

Net Cash Used in Investing Activities:  Net cash used in investing activities was $138,000 in the first quarter of 2010, primarily related to our various patent application filings.  Net cash used in investing activities was $236,000 in the first quarter of 2009, primarily resulting from capital expenditures.

Net Cash from Financing Activities:  Net cash provided by financing activities was $11,356,000 in the first quarter of 2010 primarily resulting from our issuance of convertible notes payable to Victory Park.  Net cash used in financing activities in the first quarter of 2009 was $463,000 due to a principal repayment to Victory Park.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

On September 30, 2008, we entered into a financing agreement with Victory Park whereby Victory Park purchased $15,000,000 of three-year senior secured non-convertible term notes from us.  In May 2009, we issued an additional $5,000,000 in notes to affiliates of Victory Park.  In March 2010, we restructured our debt with Victory Park and increased our borrowing to $33,000,000.  These new convertible notes bear interest at the prime rate plus 5%, subject to a floor of 15% per annum.   Therefore, we are exposed to interest rate fluctuations in the near-term and long-term until these notes are repaid in full.  We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure.  We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

The information below summarizes our market risks associated with interest bearing debt obligations as of March 31, 2010.  The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.  Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our debt.

Debt Obligations	Carrying Amount	2010	2011	2012	2013	Thereafter
Note payable – Victory Park Variable interest rate: 15% (1)	$33,000,000	$--	$--	$--	$33,000,000	$--
Notes payable – Levys – Fixed interest rate: 12%	15,737,518	1,500,000	250,000	--	13,987,518	--
Loan payable – CPG Fixed interest rate: 0%	1,975,000	1,975,000	--	--	--	--
Total	$50,712,518	$3,475,000	$250,000	$--	$46,987,518	$--

(1) Prime rate plus 5%, with a floor of 15%.

Item 4.  Controls and Procedures

For the quarterly period ending March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 1A.          Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended.  See “Special Note Regarding Forward-Looking Statements” in Part 1, Item 2 of this Quarterly Report.

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009.  Except as noted below, no material changes to the risk factors disclosed in the 10-K have been identified during the three months ended March 31, 2010:

Unigene’s operations for 2010 and future years are highly dependent on the successful marketing and sales of Fortical and could be impacted by generic or other competition.

Fortical is our only product approved by the FDA.  Any factors that adversely impact the marketing of Fortical including, but not limited to, competition, including generic competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will have a negative impact on our cash flow and operating results.  For the first quarter of 2010, compared to the first quarter of 2009, Fortical sales to USL decreased 2% and Fortical royalties decreased 41%.  In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical.  In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product.  We do not yet know the long-term effect on Fortical sales and royalties of the launch of these competing products.  However, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease.  Further decreases in Fortical sales or royalties could have a material adverse effect on our business, financial condition and results of operations.  In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes our Fortical patent.  We have sued Apotex for infringement of our Fortical Patent and Apotex has been enjoined from conducting any activities which would infringe the patent.  Apotex has appealed that decision and if we do not prevail in this litigation, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at March 31, 2010, we had an accumulated deficit of approximately $159,000,000. Our gross revenues for the quarter ended March 31, 2010, and the years ended December 31, 2009, 2008 and 2007 were $2,533,000, $12,792,000, $19,229,000 and $20,423,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue for the quarters ended March 31, 2010 and 2009 primarily consisted of Fortical sales and royalties.  As of March 31, 2010, we had four material license agreements.  We believe that to achieve profitability we will require the successful commercialization of at least one or more of our licensees’ oral and nasal calcitonin products, our oral PTH product, our SDBG or obesity programs or another peptide product in the U.S. and/or abroad.

For the quarter ended March 31, 2010 we had an operating loss of $2,801,000.  For 2009, 2008 and 2007 we had losses from operations of $12,380,000, $4,950,000 and $3,096,000, respectively.  Our net loss for the three months ended March 31, 2010 was $15,947,000.  Our net losses for the years ended December 31, 2009, 2008 and 2007 were $13,380,000, $6,078,000 and $3,448,000, respectively.  We might never be profitable.

We believe that satisfying our long-term capital requirements will require the successful commercialization of at least one or more of our peptide products.  However, our products may never become commercially successful.

There are numerous default provisions under our financing agreement with Victory Park.

Under our amended and restated March 2010 financing agreement with Victory Park, we must maintain a minimum cash balance equal to at least $2,500,000 and our cash flow (as defined in the agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  The agreement specifies certain events of default including, without limitation:  failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the agreement); a change in control (as defined in the agreement); the failure of any registration statement required to be filed to be declared effective by the SEC, and maintained effective pursuant to the terms of our registration rights agreement with Victory Park; and any material decline or depreciation in the value or market price of the collateral.  We are subject to certain cash damages, as set forth in the convertible notes, in the case of a failure to timely convert the notes and a failure to timely convert is also an event of default, subject to additional remedies.  Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply.  There are no assurances that the notes will be converted into common stock, in which case, we may not have sufficient cash from operations or from new financings to repay the Victory Park debt when it comes due in 2013, or that new financings will be available on favorable terms, if at all.

The conversion of the Victory Park notes will likely have a dilutive effect on our stock price and could lead to a change in control.

In March 2010, we issued to Victory Park $33,000,000 in convertible notes, which come due in 2013.  The notes are convertible into shares of Common Stock at the holder’s option upon the earliest of (a) March 17, 2011, (b) the earliest date on which we are required under the notes to provide to the holder prior written notice of our intention to consummate, or the occurrence of, a fundamental transaction (as defined in the notes), (c) our delivery of a redemption notice and (d) the occurrence of an event of default under the restated financing agreement.  The notes are not currently convertible.  The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.70 per share.  If we subsequently make certain issuances of Common Stock or Common Stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price.  Assuming that the convertible notes were convertible in full on March 17, 2010 (with conversion only of the original principal amount thereof into the conversion shares), then, together with the shares and other securities owned by them, Victory Park and its affiliates would beneficially own in the aggregate approximately 39% of our outstanding Common Stock (as diluted by outstanding options) as of that date.

Item 6.
EXHIBIT INDEX

Exhibit No.	Document Description
4.1	Amendment to Rights Agreement, dated March 16, 2010 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 17, 2010 (the “Form 8-K”)).
10.1
Amended and Restated Financing Agreement (the “Restated Financing Agreement”), dated as of March 16, 2010, by and among the Company, the Lenders and Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.1 to the Form 8-K).

10.2
Master Reaffirmation and Amendment to Transaction Documents, dated as of March 17, 2010, by and among the Company and Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.2 to the Form 8-K).*

10.3
Senior Secured Convertible Term Note, dated March 17, 2010, issued by the Company in favor of the Lenders signatory to the Restated Financing Agreement (incorporated by reference from Exhibit 10.3 to the Form 8-K).

10.4	Amended and Restated Registration Rights Agreement, dated as of March 17, 2010, by and among the Company and the Lenders (incorporated by reference from Exhibit 10.4 to the Form 8-K).
10.5
Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 30, 2008, by and between the Company and Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.5 to the Form 8-K).

10.6
First Amendment to Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of March 17, 2010, by and between the Company and Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.6 to the Form 8-K).

10.7
Affiliate Subordination Reaffirmation, dated as of March 17, 2010, by and among the Company, Jean Levy, Jaynjean Levy Family Limited Partnership and Victory Park Management, LLC, as agent for the Lenders (incorporated by reference from Exhibit 10.7 to the Form 8-K).

10.8	Amended and Restated Secured Promissory Note, dated March 17, 2010, issued by the Company in favor of Jean Levy.
10.9	Amended and Restated Secured Promissory Note, dated March 17, 2010, issued by the Company in favor of the Jaynjean Levy Family Limited Partnership.
10.10	Fourth Modification of Mortgage, in favor of Jean Levy, dated March 17, 2010.
10.11	Second Amendment to Employment Agreement, dated March 17, 2010, by and between the Company and Warren P. Levy.**
10.12	Second Amendment to Employment Agreement, dated March 17, 2010, by and between the Company and Ronald Levy.**
10.13	Separation Agreement, dated March 16, 2010, by and between the Company and Jay Levy.**
10.14	Form of Amended and Restated Change in Control Agreement, by and between the Company and the vice president named therein (incorporated by reference from Exhibit 10.8 to the Form 8-K).**
10.15	Amended and Restated Change in Control Agreement, dated April 5, 2010, by and between the Company and Dr. James P. Gilligan.**

31.1	Certification by Warren P. Levy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Warren P. Levy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC. (Registrant)

Date: May 10, 2010	By:	/s/ Warren P. Levy
Warren P. Levy, President (Chief Executive Officer)

	By:	/s/ William Steinhauer
William Steinhauer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)