Form 10-Q
period 2010-06-30
UNIGENE LABORATORIES INC
filed 2010-08-09
CIK 352747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2010

or

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

_____________________________________________________________
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes __ No __.

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

Common Stock, $.01 Par Value— 92,233,551 shares as of August 2, 2010

INDEX

UNIGENE LABORATORIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

UNIGENE LABORATORIES, INC.
CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,583,094	$4,894,210
Accounts receivable	1,572,185	2,221,098
Inventory, net	2,201,454	1,933,012
Prepaid expenses and other current assets	197,698	182,817
Total current assets	14,554,431	9,231,137

Noncurrent inventory	3,339,150	4,989,668
Property, plant and equipment, net	3,396,304	3,679,561
Patents and other intangibles, net	2,665,330	2,467,111
Investment in China joint venture	3,143,981	3,060,151
Investment in Tarsa	--	--
Deferred financing costs, net	222,539	279,892
Other assets	281,062	247,421
Total assets	$27,602,797	$23,954,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$966,801	$1,144,396
Accrued expenses	2,436,292	2,106,719
Notes payable – Levys	750,000	2,360,628
Accrued interest	--	1,533,360
Current portion - deferred licensing fees	1,250,756	1,326,606
Due to China joint venture partner, net of discount of $0 in 2010 and $64,571 in 2009	1,200,000	2,010,429
Total current liabilities	6,603,849	10,482,138

Note payable–Victory Park, net of discount of $8,841,988 in 2010 and $1,357,003 in 2009	24,158,012	18,180,203
Notes payable – Levys, excluding current portion	13,987,518	13,376,889
Accrued interest –to Levys and Victory Park	5,795,028	2,189,242
Accrued expenses, excluding current portion	527,272	277,908
Deferred licensing fees, excluding current portion	8,827,420	9,452,809
Deferred compensation	430,312	437,413
Total liabilities	60,329,411	54,396,602

Commitments and contingencies
Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 275,000,000 shares in 2010 and 135,000,000 shares in 2009, issued 92,242,751 shares in 2010 and 91,730,117 shares in 2009	922,428	917,301

Additional paid-in capital	128,653,326	111,352,807
Accumulated deficit	(162,302,276)	(142,711,769)
Treasury Stock – at cost (9,200 shares in 2010)	(92)	--
Total stockholders’ deficit	(32,726,614)	(30,441,661)
Total liabilities and stockholders’ deficit	$27,602,797	$23,954,941

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
       CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
Product sales	$1,386,757	$2,729,701	$2,675,565	$4,039,154
Royalties	905,724	1,077,518	1,684,867	2,403,673
Licensing revenue	312,690	313,690	625,380	627,880
Development fees and other	423,142	175,677	575,003	417,295

	3,028,313	4,296,586	5,560,815	7,488,002

Operating expenses:
Research and development	1,634,057	2,553,626	3,365,436	5,057,816
Cost of goods sold	585,941	988,565	1,075,309	1,466,935
General and administrative	1,921,154	2,643,877	3,661,715	4,922,822
Unallocated facility expenses	768,435	458,631	1,564,580	641,158
Inventory reserve	--	--	576,021	--
Severance expense	1,120,000	--	1,120,000	--
	6,029,587	6,644,699	11,363,061	12,088,731
Operating loss	(3,001,274)	(2,348,113)	(5,802,246)	(4,600,729)

Other income (expense):
Gain (loss) on change in fair value of embedded conversion feature	1,909,000	--	(8,125,000)	--
Debt issuance cost	--	--	(2,007,534)	--
Interest and other income	1,554	34,621	19,572	76,347
Interest expense	(2,595,646)	(1,161,808)	(4,118,486)	(2,227,106)
Loss from investment in joint venture	(23,598)	(50,991)	(48,522)	(116,286)
Gain on technology transfer to joint venture	66,176	66,176	132,352	132,351
Loss before income taxes	(3,643,788)	(3,460,115)	(19,949,864)	(6,735,423)
Income tax benefit from sale of state tax benefit	--	--	359,357	--
Net loss	$(3,643,788)	$(3,460,115)	$(19,590,507)	$(6,735,423)

Loss per share – basic and diluted:
Net loss per share	$(0.04)	$(0.04)	$(0.21)	$(0.07)

Weighted average number of shares outstanding -
basic and diluted	91,822,915	90,358,544	91,798,187	90,220,074

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
Six Months Ended June 30, 2010
(Unaudited)

	Common Stock		Additional
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2010	91,730,117	$917,301	$111,352,807	$(142,711,769)	$--	$(30,441,661)
Stock issued in lieu of director fees	95,834	959	68,041	--	--	69,000
Issuance of restricted stock	372,100	3,721	(3,721)	--	--	--
Exercise of stock options	4,700	47	1,387	--	--	1,434
Embedded conversion feature	--	--	16,724,000	--	--	16,724,000
Issuance of common stock to directors	40,000	400	30,400	--	--	30,800
Discount on note payable issued to joint venture partner	--	--	(1,918)	--	--	(1,918)
Forfeiture of restricted stock	--	--	92	--	(92)	--
Recognition of restricted stock compensation expense	--	--	171,571	--	--	171,571
Recognition of stock option compensation expense – employees and directors	--	--	312,042	--	--	312,042
Recognition of stock option compensation expense - consultants	--	--	(1,375)	--	--	(1,375)
Net loss	--	--	--	(19,590,507)		(19,590,507)
Balance, June 30, 2010	92,242,751	$922,428	$128,653,326	$(162,302,276)	$(92)	$(32,726,614)

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,590,507)	$(6,735,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(701,239)	(653,880)
Recognition of non-cash interest expense	1,171,369	376,207
Non-cash equity compensation	582,039	451,889
Depreciation and amortization of long-lived assets	360,690	353,831
Inventory reserve provision	576,021	--
Debt issuance cost	2,007,531	--
Loss on change in fair value of embedded conversion feature	8,125,000	--
Changes in operating assets and liabilities:
Decrease in accounts receivable	648,913	1,324,694
Decrease in prepaid interest	--	245,000
Decrease (increase) in inventory	806,055	(1,563,542)
Increase in other assets	(132,352)	(2,719,338)
Increase in accounts payable and accrued expenses	463,994	287,603
Increase in accrued interest-stockholders	2,072,426	857,860
(Decrease) increase in deferred compensation	(7,101)	28,232
Net cash used in operating activities	(3,617,161)	(7,746,867)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	--	(237,104)
Construction of leasehold and building improvements	(2,941)	(50,664)
Purchase of equipment and furniture	(25,309)	(135,969)
Increase in patents and other intangibles	(247,402)	(164,902)
Net cash used in investing activities	(275,652)	(588,639)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable – Victory Park	13,642,473	4,803,402
Expenses related to issuance of note payable – Victory Park	(2,007,531)	--
Repayment on note payable – China joint venture	(875,000)	--
Repayment on note payable – Victory Park	(179,679)	(462,794)
Repayment on note payable – Jay Levy	(1,000,000)	--
Proceeds from exercise of stock options	1,434	10,370
Net cash provided by financing activities	9,581,697	4,350,978
Net increase (decrease) in cash and cash equivalents	5,688,884	(3,984,528)
Cash and cash equivalents at beginning of period	4,894,210	8,583,226
Cash and cash equivalents at end of period	$10,583,094	$4,598,698
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of convertible note in exchange for nonconvertible note	$19,357,527	$--
Common stock issued with debt financing		$363,750
Contribution to joint venture financed through interest-free note payable to joint venture partner		$112,500
Cash payments:
Cash paid for interest	$803,000	$700,000

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

NOTE A – LIQUIDITY

At June 30, 2010, we had cash and cash equivalents of $10,583,000, an increase of $5,689,000 from December 31, 2009.  The increase was due to funds received pursuant to a restructuring of our debt with Victory Park Management, LLC (“Victory Park”).  After the close of business on March 16, 2010, we entered into an amended and restated financing agreement, with Victory Park.  The restated financing agreement amends and restates in its entirety and replaces the financing agreement dated as of September 30, 2008.

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes by way of surrender of the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and by way of cash payment of approximately $13,642,000 for the balance.  After fees and expenses, we received net cash proceeds of approximately $11,635,000 on March 17, 2010.  In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing.  The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes.  (See Note I).  Based upon our current level of revenue and expenses, we believe our current cash should be sufficient to support our current operations for more than one year.

In December 2009, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand.    Under the comprehensive plan, we are continuing Fortical production and maintaining all of our core programs and partnered activities while decreasing cash expenditures by approximately $9 million for 2010.  Since we currently maintain an adequate multi-year inventory of calcitonin and enzyme to support Fortical, we have temporarily suspended manufacturing of those materials at our Boonton facility.  However, we intend to maintain the current Good Manufacturing Practice (“cGMP”) status of the facility and the ability to manufacture peptides at that location.  Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 30%.  The plan further provided for salary reductions in 2010 at all levels, including senior management, and other cost savings.  From time to time we will evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

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

We believe that, in 2010, we will generate cash to apply toward funding a portion of our operations through sales of Fortical to USL and royalties on USL’s sales of Fortical and, in the long-term, through sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue on future licensed products and technologies.  We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for nasal calcitonin outside of the U.S., for various oral peptides including our obesity peptide, for our peptide manufacturing technology and for the site-directed bone growth (“SDBG”) technology.  However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

Due to our limited financial resources, any further decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products or technologies or loss of patent protection, could have a material adverse effect on our cash flow and operations (see Notes D, E, F and O).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would eventually need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our financing agreement with Victory Park (see Note I) or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects.  We believe that the recent Victory Park financing has satisfied our current cash requirements, but satisfying our cash requirements over the long term will require the successful commercialization of one or more of our or our licensees’ oral or nasal calcitonin products, our oral parathyroid hormone (“PTH”) product, the SDBG or obesity programs or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any of these products other than Fortical will be approved or will be commercially successful.  The amount of future revenue from Fortical is also uncertain.

We have incurred annual operating losses since our inception and, as a result, at June 30, 2010, had an accumulated deficit of approximately $162,000,000.  Our cash requirements in 2010 to operate our research and peptide manufacturing facilities and develop our products decreased from 2009 due to our December 2009 restructuring.

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

NOTE B - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature, have been included.  Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2009.

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

In February 2010, an update to accounting guidance was issued which eliminates the disclosure of the date through which subsequent events have been evaluated.  This update was effective immediately.  The adoption of this amendment did not have a significant effect on our financial statements.  We evaluated our June 30, 2010 financial statements for subsequent events through the date the financial statements were filed with the SEC.  There were no subsequent events that would require disclosure or would affect the financial statements.

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

NOTE C- GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GlaxoSmithKline (“GSK”) for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis.  Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product.  GSK has reimbursed us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized.  The royalty rate will be increased if certain sales milestones are achieved.  A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results.  An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through June 30, 2010.  We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through June 30, 2010.  There were no milestones achieved or PTH sales to GSK during 2010.  Bulk product sales to licensees, prior to product approval, are unpredictable and subject to the needs of the licensee.  GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market.  We previously agreed with GSK that we would conduct further development including a small Phase I study, which we initiated in 2008 and successfully completed in 2009.  GSK has the right to acquire the data from our development activities for a fixed purchase price.  However, there are no assurances that our development activities will be successful or that GSK will acquire the data.  This agreement is subject to certain termination provisions.  Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors.  Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.  The GSK agreement shall continue in full force and effect on a licensed product-by-licensed product and country-by-country basis until the date GSK and its affiliates and sublicensees have no remaining royalty obligations in such country in accordance with the agreement.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis.  There are no potential milestone payments remaining under this agreement.  We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the Food and Drug Administration (“FDA”) and launched by USL in August 2005.  Revenue for the six months ended June 30, 2010 included $2,582,000 in sales to USL and $1,685,000 in royalties from USL.  Revenue for the six months ended June 30, 2009 included $4,039,000 in sales to USL and $2,404,000 in royalties from USL.  At June 30, 2010, our accounts receivable from USL for royalties were approximately $1,247,000.  From August 2005 through June 2010, we have recognized an aggregate of $38,441,000 in Fortical sales and $23,832,000 in Fortical royalties.  We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectability.  Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL.  Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict.  In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical.  In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product.  Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease.  This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.  The term of the USL agreement shall continue through the expiration of USL’s obligation to pay royalties and continue thereafter.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process.  We have received an aggregate of $13,700,000 from Novartis under this agreement and there are up to $5,000,000 in potential milestone payments remaining.  For both the six months ended June 30, 2010 and 2009, we recognized $446,000 in licensing revenue.

During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is being used by Novartis in their ongoing Phase III clinical trials for osteoporosis and osteoarthritis.  In December 2009, an independent Data Monitoring Committee “DMC” recommended that Novartis proceed as planned with these ongoing studies.  It was the committee’s opinion that there were no major or unexpected safety concerns and it unanimously recommended to proceed with the studies to evaluate the efficacy and safety profile of oral calcitonin as planned.  In July 2010, the DMC reviewed and conducted a “futility” analysis of one-year data for all patients enrolled in a second osteoarthritis study, including both an assessment of safety and efficacy parameters.  The DMC concluded there is no reason to stop the study because of safety findings.  In addition, the DMC concluded there is no reason to continue the study because of efficacy findings; however, the DMC also determined the final decision whether to continue this study rests with the study sponsors.  Accordingly, Novartis and its partner Nordic Bioscience have announced their plan to continue the study.  It is currently intended that the entire clinical program of oral calcitonin in osteoarthritis and osteoporosis will continue, and Novartis and Nordic Bioscience will work closely together to assess next steps once the final data of this study are available, which is currently expected to be in the fourth quarter of 2010.  We will receive royalties on sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology.  Since Novartis will be conducting all future product development and clinical trials for its own oral calcitonin product in conjunction with its partner, a competitor of ours the anticipated completion date is outside our control. If Tarsa (See Note F) and Novartis each successfully develop oral calcitonin products, they would be competing in this area.  This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.  The Novartis license agreement shall continue in full force and effect until the earlier of (a) the date Novartis and its affiliates cease to manufacture calcitonin for use in Novartis drug products and in Unigene drug products and (b) the date Novartis and/or its affiliates decide not to manufacture calcitonin.

NOTE F – TARSA AGREEMENT

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

As of the effective date of the agreement, Tarsa is responsible for all expenses incurred related to the Program and any additional involvement by Unigene requires a separate statement of work to be negotiated and executed. Thus, no additional expenses will be incurred by us related to the clinical study, except as agreed upon in subsequent statements of work.  There is no joint development or steering committee between us and Tarsa related to the manufacturing and development of Phase III and future product.

As we have no commitment to fund the losses of Tarsa, our 2009 operations included a loss of $2,119,000, which represented our proportionate share of Tarsa’s loss up to the amount of our investment in Tarsa.  The loss reduced our investment in Tarsa to zero and, as a consequence, our 2010 and future financial results will not be negatively affected by Tarsa’s ongoing operations.

In July 2010, Tarsa announced that it had completed patient enrollment in its multinational, randomized, double-blind, placebo-controlled Phase III trial designed to enroll approximately 550 patients.  In addition, Tarsa announced that the independent DMC for the trial had completed two separate safety reviews of patient data and recommended that the trial proceed as planned.

In connection with the sale of the Program to Tarsa, we issued 300,000 shares of our common stock to Victory Park in exchange for Victory Park’s surrender of an existing warrant to purchase up to 1,000,000 shares of our common stock.  These shares were valued at $1.91 per share for an aggregate expense of $573,000 which was recognized and netted against the consideration received from Tarsa.

The Tarsa agreement shall continue on a licensed product-by-licensed product and country-by-country basis until no royalties are owed with respect to net sales of such licensed product in such country.

NOTE G – INVENTORY

Inventories consisted of the following as of June 30, 2010 and December 31, 2009:

	2010	2009
Current Inventory
Finished goods – net of allowances of $1,198,000 and $692,000, respectively	$1,697,397	$1,385,782
Raw materials – net of allowances of $48,000 and $25,000, respectively	504,057	547,230

Total	$2,201,454	$1,933,012

Noncurrent Inventory
Finished Goods	$1,817,752	$3,415,298
Raw Material	1,521,398	1,574,370

Total	$3,339,150	$4,989,668

Typically, finished goods and work in process inventory, if any, are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and raw materials were $1,246,000 at June 30, 2010, an increase of $529,000 from December 31, 2009.  The increase was primarily due to our decision not to pursue an additional improvement for our calcitonin manufacturing process.  Based upon expected future orders, $1,818,000 of our finished goods inventory and $1,521,000 of our raw material inventory were classified as noncurrent assets at June 30, 2010.  We expect this inventory to be fully recoverable, therefore no reserve was established. Total non-current inventory decreased in 2010 due to our cessation of production of calcitonin and enzyme in 2010.

NOTE H – NOTES PAYABLE – LEVYS

To satisfy our short-term liquidity needs, Jay Levy, Jean Levy, Warren Levy and Ronald Levy (the “Levys”) from time to time (prior to 2003) made loans to us.  Jay Levy, our former director, Chairman of the Board, Treasurer and Assistant Secretary, and Jean Levy are the parents of Warren Levy and Ronald Levy.  At May 10, 2007, the outstanding principal and interest on these loans were $7,095,000 and $8,642,517, respectively, with interest rates ranging from 8.5% to 14.2%.  The total owed on May 10, 2007 aggregated $15,737,517, of which approximately $8,900,000 in principal and interest were in default, and was restructured as eight-year term notes, with a fixed simple interest rate of 9% per annum.  Interest expense was calculated using an effective interest method, at a rate of 7.6%, over the life of the notes due to the deferred payment schedule contained in the notes.  No gain or loss was recognized on the restructuring transaction.  Required quarterly payments of principal and interest under these new notes were to begin in May 2010 and continue over a five-year period.  Total interest expense on all Levy loans was approximately $400,000 and $347,000, respectively, for the three months ended June 30, 2010 and 2009 and $770,000 and $688,000 respectively, for the six months ended June 30, 2010 and 2009.  As of June 30, 2010, total accrued interest on all Levy loans was $4,257,519 and the outstanding loans by these persons to us totaled $14,737,518 (after a required $1,000,000 principal payment in May 2010), for an aggregate owed to them of $18,995,037.

In March 2010, in conjunction with the Victory Park refinancing, the Levy loans were amended and restated to modify the terms therein.  The amended notes, which continue to be secured by a secondary lien on our equipment and certain of our United States patents and patent applications, as well as a secondary mortgage on certain of our real property, bear interest at a rate of 9% per annum from May 10, 2007 to March 17, 2010 and 12% per annum thereafter, each of which shall be non-compounding.  As of March 17, 2010, interest expense is calculated using an effective interest method, at a rate of 8.2%, over the life of the notes due to the deferred payment schedule contained in the notes.  Subject to the conditions set forth in our financing agreement with Victory Park, we are obligated to make the following payments as set forth in, and pursuant to, the amended notes: an aggregate principal payment of $1,000,000 on May 10, 2010, which has been paid; an aggregate principal payment of $500,000 on November 10, 2010; an aggregate principal payment of $250,000 on May 10, 2011; and payment of all unpaid principal and accrued and unpaid interest on June 18, 2013.  These loans are collateralized by secondary security interests in our equipment, real property and certain of our patents and remain subordinated to the Victory Park notes.

Outstanding Levy loans consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	2010	2009
Long-term loans, current portion	$750	$2,361
Long-term loans	13,988	13,377
	14,738	15,738
Accrued interest, short-term	--	1,298
Accrued interest, long-term	4,257	2,189
Total loans and interest	$18,995	$19,225

NOTE I - NOTE PAYABLE – VICTORY PARK

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

During January 2009 and February 2010, respectively, we repaid approximately $463,000 and $180,000 in principal in accordance with mandatory prepayment terms.  For the three months ended June 30, 2010 and 2009 we recognized approximately $2,173,000 and $790,000, respectively, in cash and non-cash interest expense on these notes.  For the six months ended June 30, 2010 and 2009 we recognized approximately $3,276,000 and $1,490,000, respectively, in cash and non-cash interest expense under these notes.

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

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes by way of surrender of the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and by way of cash payment of approximately $13,642,000 for the balance.  These convertible notes were purchased at a 2% discount to the face amount.  Total fees and expenses at closing were approximately $2,007,000 and these closing costs are shown on our Statement of Operations as debt issuance costs.  The financing was considered a troubled debt restructuring due to our financial condition and due to a decrease in the effective rate of the note.  Therefore, these costs were expensed in March 2010.  We therefore received net cash proceeds of approximately $11,635,000.  The balance of deferred financing costs ($222,539 at June 30, 2010) and note discount ($8,841,988 at June 30, 2010) from the 2008, 2009 and 2010 Victory Park financings are being amortized over the three-year term of the new convertible note to interest expense on a straight-line basis which approximates the effective interest rate method.  In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing.  The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes.  After the first anniversary of the first closing, under certain circumstances, we have the right to prepay up to $13,642,472 of the convertible notes at a price equal to 110% of the convertible notes being repaid plus accrued and unpaid interest, subject to customary conditions.  The convertible notes are secured by a first priority lien on all of our current and future assets.  The convertible notes will accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be capitalized and added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date.  Interest expense is calculated using an effective interest method, at a rate of 15.9%, over the three-year life of the notes due to the deferred payment schedule contained in the notes.  The notes are convertible into shares of Common Stock at the holder’s option upon the earliest of (a) March 17, 2011, (b) the earliest date on which we are required under the notes to provide to the holder prior written notice of our intention to consummate, or the occurrence of, a fundamental transaction (as defined in the notes), (c) our delivery of a redemption notice and (d) the occurrence of an event of default under the restated financing agreement.  The notes are not currently convertible.  The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.70 per share.  If we subsequently make certain issuances of Common Stock or Common Stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price.  We lacked sufficient shares of Common Stock to deliver all of the shares of Common Stock to be issued upon conversion of the notes therefore we were required to obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares.  We obtained this approval on June 15, 2010 at our annual meeting of stockholders.

As the Victory Park note is convertible into shares of our Common Stock and prior to June 15, 2010 we did not have sufficient authorized shares to effectuate a full conversion of the notes, the conversion feature was being treated as a liability.  As such we established a liability for the conversion feature based on its fair value.  The liability for the conversion feature was to be marked to the market at the end of each quarter until such time as additional shares were authorized.  We therefore recognized a non-cash expense of $10,034,000 in the first quarter of 2010 which represented the change in the fair value of the conversion feature of the note from the closing date of March 16, 2010 to the balance sheet date of March 31, 2010.  In the second quarter of 2010, we recognized a non-cash gain of $1,909,000 due to the change in the fair value of the conversion feature of the note from March 31, 2010 to June 15, 2010, the date of stockholder approval of the amendment to increase the number of authorized shares.  In addition, at March 31, 2010, we had a liability on our balance sheet for the embedded conversion feature in the amount of $18,633,000, which was the value of the embedded conversion feature as of March 31, 2010.  After reducing this liability by the $1,909,000 gain as described above, the balance of $16,724,000 was reclassified to additional paid-in capital since the embedded conversion feature no longer met the bifurcation criteria.

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

We must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  The restated financing agreement specifies certain events of default including, without limitation:  failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the restated financing agreement); a change in control (as defined in the restated financing agreement); lack of timely filing or effectiveness of a required registration statement; and any material decline or depreciation in the value or market price of the collateral.  We are subject to certain cash damages, as set forth in the convertible notes, in the case of a failure to timely convert the notes and a failure to timely convert is also an event of default, subject to additional remedies.  Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply.  As of June 30, 2010, we were in compliance with all of these covenants.

Pursuant to the amended and restated registration rights agreement executed in connection with the March 2010 financing, we agreed to file a registration statement with the SEC no later than May 16, 2010 to register the resale of the shares currently or to be held by Victory Park including the conversion shares.  We agreed to use our reasonable best efforts to have the registration statement declared effective as soon as practicable, but in no event later than the earlier of (i) the date that is one hundred twenty (120) days after the closing date and (ii) the fifth (5th) business day after we are notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comment. We also agreed to keep the registration statement effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144 and (ii) the date on which all of the registrable securities covered by such registration statement have been sold.  If on any day after the effective date of the registration statement, sales of all of the registrable securities cannot be made (other than during an allowable grace period) pursuant to the registration statement (including because of a suspension or delisting of the Common Stock on its principal market or a failure to register a sufficient number of shares of Common Stock), then as partial relief for the damages to any holder of registrable securities we shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of the aggregate value of such holder’s registrable securities required to be included in such registration statement or the initial date of such failure and on every 30th day thereafter (pro rated for periods totaling less than 30 days) until March 17, 2012, excluding for days prior to the date that the convertible notes become convertible, the value of any conversion shares included in such registrable securities.  A registration statement was filed on May 14, 2010, an amendment was filed on July 6, 2010, and the registration statement was declared effective on July 13, 2010.

NOTE J - DEBT

We have short-term and long-term debt outstanding to Victory Park, the Levys and our China joint venture partners.

Aggregate maturities of all outstanding debt at June 30, 2010 were as follows:

2010	$1,700,000
2011	250,000
2012	--
2013	46,987,518
48,937,518
Discount – Victory Park (see Note I)	(8,841,988)
$40,095,530

Presentation on Balance Sheet:
	June 30, 2010	December 31, 2009

Notes payable – Levys: long-term (see Note H)	$13,987, 518	$13,376,889
Notes payable – Levys: short-term (see Note H)	750,000	2,360,628
Notes payable – Victory Park –net of discount of $8,841,988 in 2010 and $1,357,003 in 2009 (see Note I)	24,158,012	18,180,203
Note payable-China Joint Venture Partner-net of discount of $64,571 in 2009 (see Note K)	1,200,000	2,010,429
	$40,095,530	$35,928,149

NOTE K – CHINA JOINT VENTURE

In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group (“SPG”), a pharmaceutical company in the People’s Republic of China. We currently own 45% of the joint venture and have a 45% interest in the entity’s profits and losses.  A new drug application (“NDA”) for injectable and nasal calcitonin products was filed in China in 2003. The approval of the joint venture’s NDA in China, and the timing of such approval, is uncertain.  Upon approval of the Chinese NDA, we expect that the joint venture will manufacture and distribute injectable and nasal calcitonin products in China (and possibly, with our approval, other selected Asian markets) for the treatment of osteoporosis. We account for our investment in the joint venture under the equity method. Our share of the losses in the joint venture for the six months ended June 30, 2010 and 2009 were $49,000 and $116,000, respectively.

The 2000 joint venture Agreement was amended in April 2008 (collectively, the “JV Agreements”) at which time Unigene and SPG expanded the activities of the joint venture to allow for the development and marketing of other pharmaceutical products.  On April 23, 2008, SPG assigned its interest in the China joint venture to China Pharmaceutical Group, Inc. (“CPG”).  The joint venture, named Unigene Biotechnology Co. Ltd., will initially focus on manufacturing and research and development of salmon calcitonin and non-oral PTH and related products for China and possibly other global markets.  In April 2008, ground was broken for the global biotechnology park in the Shijiazhuang Economic and Technology Development Zone of Hebei Province, China that will ultimately house the research and development facility of the joint venture.  Construction of the first building has been completed.  Construction also began in 2008 and has been completed on a manufacturing facility that is designed for peptide production and manufacture of injectable, oral and nasal final products.

Pursuant to the JV Agreements, the China joint venture has the right to finance up to $15 million for the project (the “Total Investment”).  The Total Investment will be financed by (i) the aggregate registered capital contribution of the joint venture partners in the amount of $7 million (comprising both cash and technology transfers), (ii) future discretionary loans or equity contributions, including technology transfers by the joint venture partners (“Discretionary Contributions”), and (iii) possible loans by third parties.  Unigene’s portion of the registered capital contribution is $3,150,000, which consists of a $1,050,000 cash contribution and $2.1 million in technology licensed to the China joint venture (the technology has been assigned a total value of $4.5 million by the China joint venture).  The Company expects to meet any future obligations arising from any increase in the Total Investment by considering additional technology transfers, cash contributions or adjustments to its ownership interests.  Although the Company does not believe that it is required to make any further contributions by the JV Agreements, there exists a misunderstanding as to whether Unigene owes an additional $1.2 million for the Discretionary Contributions and the $1.2 million has been recorded as a liability on the balance sheet.  Unigene has paid its cash capital requirement of $1,050,000 and also completed the requisite technology transfer, thereby satisfying in full its registered capital contribution.  In addition, Unigene believes that the China joint venture owes Unigene the amount of $678,000 as reimbursement for monies paid, and engineering services provided to, or on behalf of, the China joint venture by Unigene.  The reimbursement amount is subject to confirmation by CPG.  While there are no assurances that the parties will reach agreement with respect to these disputed amounts, Unigene believes that it will reach an amicable resolution of the amounts due and owing each party.

For each of the first and second quarters of 2010 and 2009, we recognized a gain of $66,000 on the transfer of technology and know-how to the joint venture.  This gain represents the difference between the fair value of the technology and licenses transferred to the joint venture and the book value of these assets.  The joint venture valued these assets at $4,500,000; their book value was $0 representing a gain of $4,500,000.  Due to our continuing involvement with the joint venture, this gain is being recognized beginning in 2008 over 17 years, the estimated life of the transferred assets, at approximately $265,000 per year.  Our joint venture investment reflects contributions which approximate our proportionate share of the joint venture’s equity.

NOTE L – STOCK OPTION COMPENSATION

Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested.  Based upon options issued to consultants, we recognized compensation benefit of $6,000 and compensation expense of $1,000, respectively, for the three months and six months ended June 30, 2010.  We recognized compensation expense of $91,000 and $99,000, respectively for the three months and six months ended June 30, 2009.  These amounts are included in research and development expenses.

For the three months ended June 30, 2010, we recognized share-based compensation cost for employees and directors, of $161,000, which consisted of $137,000 in general and administrative expenses and $24,000 in research, development and facility expenses.  For the three months ended June 30, 2009, we recognized share-based compensation cost for employees and directors, of $111,000, which consisted of $76,000 in general and administrative expenses and $35,000 in research, development and facility expenses.  For the six months ended June 30, 2010, we recognized share-based compensation cost for employees and directors, of $312,000, which consisted of $272,000 in general and administrative expenses and $40,000 in research, development and facility expenses.  For the six months ended June 30, 2009, we recognized share-based compensation costs for employees and directors, of $223,000, which consisted of $153,000 in general and administrative expenses and $70,000 in research, development and facility expenses.  We did not capitalize any share-based compensation cost.

As of June 30, 2010, there was approximately $1,616,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans.  That cost is expected to be recognized over a weighted-average period of less than 2 years.

For the three months and six months ended June 30, 2010 and 2009, we estimated the fair value of each option award on the date of grant using the Black-Scholes model.  We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant.  We have no present intention of declaring any dividends.  We based expected volatility on historical volatility.  We estimated the expected term of stock options using historical exercise experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected volatility	60.0%	52.3%	59.5%	52.3%
Expected dividends	--	--	--	--
Expected term (in years)	6.0	5.3	6.0	5.3
Risk-free rate	2.0%	1.9%	2.2%	1.9%
Forfeiture rate - employees	20%	20%	20%	20%
Forfeiture rate – officers and directors	0%	0%	0%	0%

A summary of option activity as of June 30, 2010 and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	4,782,915	$1.37
Granted (1)	3,192,000	0.75
Exercised	(4,700)	0.31
Forfeited or expired	(141,000)	1.84

Outstanding at June 30, 2010	7,829,215	$1.11	6.2	$847,000

Exercisable at June 30, 2010	3,560,464	$1.47	4.8	$528,000

(1) Includes options for 2,000,000 shares granted to our new CEO in June 2010 at a weighted average exercise price of $0.70.

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2010 and 2009 was $0.40 and $0.31, respectively.  The weighted-average grant-date fair value of options granted during the six months ended June 30, 2010 and 2009 was $0.41 and $0.31, respectively.  The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months and six months ended June 30, 2010 was $500 and $1,800 respectively, and for the three months and six months ended June 30, 2009 was $36,000.

Cash received from option exercises under all share-based payment arrangements for the three months and six months ended June 30, 2010 was $200 and $1,400, respectively and for the three months and six months ended June 30, 2009 was $10,000.  No tax benefit was realized from option exercises.

Restricted Stock Awards

We periodically grant restricted stock awards to directors, certain officers and other employees that typically vest six months to one year from their grant date. We recognized $96,000 and $172,000, respectively, of compensation expense during the three month and six-month periods ended June 30, 2010 and we recognized $33,000 and $91,000, respectively, of compensation expense during the three-month and six month periods ended June 30, 2009 related to restricted stock awards.  Stock compensation expense is recognized over the vesting period of the restricted stock.  At June 30, 2010 we had approximately $95,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from July 2010 through April 2011.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2010	50,000	$0.80
Changes during the period:
Shares granted	372,100	0.70
Shares vested	(60,000)	0.78
Shares forfeited	(9,200)	0.70

Non-vested balance at June 30, 2010	352,900	$0.71

NOTE M – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive.  Our weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for each of the three-month and six-month periods ended June 30, 2010 and 2009 because inclusion of our stock options and warrants (approximately 6,768,000 and 7,733,000 shares of common stock, if exercised, for the three-month periods ended June 30, 2010 and June 30, 2009, respectively, and approximately 6,045,000 and 7,484,000 shares of common stock, if exercised, for the six-month periods ended June 30, 2010 and June 30, 2009, respectively) would be antidilutive.  The three months and six months ended June 30, 2010 include warrants to purchase an aggregate of 60,000 shares of common stock at exercise prices ranging from $2.00 to $2.20 per share, with expiration dates ranging from 2012 to 2015.  The three months and six months ended June 30, 2009 include warrants to purchase an aggregate of 2,121,571 shares of common stock at exercise prices ranging from $1.77 to $4.25 per share, with expiration dates ranging from 2010 to 2015.

Reconciliation between the number of issued shares shown on the balance sheet and the number of shares used to determine EPS at June 30, 2010 and June 30, 2009:

	2010	2009
Issued shares per balance sheet	92,242,751	90,262,763
Unvested restricted stock	(352,900)	(178,961)
Treasury Stock	(9,200)	--
Shares used in determining EPS	91,880,651	90,083,802

NOTE N – PATENTS AND OTHER INTANGIBLES

During the first quarter of 2009, we wrote-off fully amortized expired patents in the aggregate amount of $744,000.

NOTE O - LEGAL PROCEEDINGS

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis, is covered by U.S. Patent No. 6,440,392 (the “Fortical Patent”).  In June 2006, we received a “Paragraph IV certification letter” from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product which is the subject of an Apotex pending abbreviated NDA (“ANDA”).  On July 24, 2006, we and USL jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together “Apotex”), in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provided for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months.  In December 2008, this stay ended and we and Apotex entered a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical® generic equivalent product in the United States.  The preliminary injunction will remain in effect until the court renders a final decision on the validity and infringement of Unigene’s U.S. Patent.  In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement.  In August 2009, the U.S. District Court, Southern District of New York, confirmed the validity of Unigene’s patent and issued an order permanently enjoining Apotex from engaging in any activity that infringes the patent.  The motion of the plaintiffs, Unigene and its licensee USL, for summary judgment in the case was granted.  The Court upheld the validity of the Fortical Patent and entered a permanent injunction against Apotex.  Apotex appealed this decision.  In October 2009, the District Court vacated its Order subject to reinstatement and asked the parties to identify any claims that remain in the case.  As a result, Apotex’s appeal was deactivated.  In July 2010, the Court ruled that no claims remain at issue and it reinstated its opinion and order of August 2009 in its entirety.  Accordingly, the motion for summary judgment was entered in favor of Unigene and USL.  We are seeking a final ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical Patent and its ANDA should not be approved before the expiration date of the Fortical Patent.  We are also seeking to maintain the permanent injunction to prevent Apotex from commercializing its ANDA product before the expiration of the Fortical Patent and to recover the attorney’s fees and costs which we and USL incur in connection with these proceedings.  However, there is the usual litigation risk that we will not be successful in the suit.  In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.  This could have a material adverse impact on our results and financial position.

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

Financial instruments which are measured at estimated fair value on a recurring basis in the condensed financial statements include an embedded conversion feature.  The fair value of the conversion feature was determined using a lattice pricing model.

The Company has categorized its liabilities measured at fair value into the three-level fair value hierarchy, as defined above, based upon the priority of inputs to respective valuation techniques. Liabilities included within Level 3 of the fair value hierarchy included an embedded conversion feature which requires fair value on a recurring basis.  The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value.

The changes in Level 3 liabilities measured at fair value on a recurring basis during the six months ended June 30, 2010 are summarized as follows:

	Balance Beginning of Period	Issuance	(Gain) or Loss Recognized in Earning from Change in Fair Value	Reclassification to Additional Paid-in Capital	Balance End of Period
For the six months ended,
June 30, 2010
Embedded conversion feature	$--	$8,599,000	$8,125,000	$(16,724,000)	$--

For the six months ended June 30, 2010, total loss of approximately $8,125,000 is included in the Statements of Operations caption “Loss on change in fair value of embedded conversion feature.”  The balance of $16,724,000 was reclassified to additional paid-in capital since the embedded conversion feature no longer met the bifurcation criteria after stockholder approval of the increase in authorized shares in June 2010.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects.  We have based these forward-looking statements on our current expectations and projections about future events.   These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various risk factors. These known and unknown risk factors include, but are not limited to: our ability to achieve product sales and royalties, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the delay in obtaining or the failure to obtain regulatory approvals for our products and the products of our licensees that may generate royalty and milestone payments to us, the ability of our products to gain market acceptance and increase market share, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, our dependence on patents and other proprietary rights and the risks associated with patent litigation, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, general economic and business conditions, our history of losses and ability to achieve profitability, litigation and other risk factors discussed in our Securities and Exchange Commission (“SEC”) filings, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2009 and this quarterly report on Form 10-Q. Words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "potential," "continue," and variations of these words (or negatives of these words) or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. In addition, any statements that refer to expectations, projections, contingencies, goals, targets or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements and are not statements of historical fact.

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

To expand our product pipeline, we are internally developing: (i) SDBG technology, which we developed in conjunction with Yale University pursuant to a research agreement that terminated in the second quarter of 2010; (ii) potential therapies for inflammation and cardiovascular disease based on technology we have in-licensed from Queen Mary, University of London; and (iii) a novel peptide treatment for obesity.  All of these programs are in a preclinical, early stage of development.  We also periodically perform feasibility studies for third parties. Our products, other than Fortical in the United States, will require clinical trials and/or approvals from regulatory agencies and all of our products will require acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive regulatory approval or significant revenue for these products.

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

Revenue

Revenue is summarized as follows for the three-month and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Product Sales	$1,386,757	$2,729,701	$2,675,565	$4,039,154
Royalties	905,724	1,077,518	1,684,867	2,403,673
Licensing Revenue	312,690	313,690	625,380	627,880
Development Fees and other	423,142	175,677	575,003	417,295
	$3,028,313	$4,296,586	$5,560,815	$7,488,002

Revenue for the three months ended June 30, 2010 decreased $1,269,000, or 30%, to $3,028,000 from $4,297,000 in the comparable period in 2009.  This was primarily due to a decline in Fortical sales and royalties due to increased competition in the nasal calcitonin market.  Fortical sales decreased 49% to $1,387,000 for the three months ended June 30, 2010 as compared to $2,730,000 for the three months ended June 30, 2009.  Fortical sales fluctuate each quarter based upon USL’s ordering schedule.  Fortical royalties for the quarter ended June 30, 2010 decreased $172,000, or 16%, to $906,000 from $1,078,000 in the comparable period of 2009.  Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipment to its customers.  In the second quarter of 2010, the quantity of units sold by USL declined from the comparable period in 2009, causing royalties to decrease.  However, the net selling price per vial increased slightly, partially offsetting the decline in units sold.

Revenue for the six months ended June 30, 2010 decreased $1,927,000 or 26% to $5,561,000 from $7,488,000 in the comparable period in 2009.  The six month decrease was primarily due to a decrease in Fortical revenue of $2,082,000.  Fortical sales decreased 34% to $2,676,000 for the six months ended June 30, 2010 from $4,039,000 for the six months ended June 30, 2009.  Fortical royalties for the six months ended June 30, 2010 decreased $719,000 or 30%, to $1,685,000 from $2,404,000 in the comparable period of 2009.  Sales and royalties have declined since the launch of competitive products in December 2008.

Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years.  Licensing revenue was constant from 2009 to 2010.

Development fees and other revenue increased 140% to $423,000 in the second quarter of 2010 from $176,000 in the second quarter of 2009 and increased 38% to $575,000 for the six months ended June 30, 2010 from $417,000 for the six months ended June 30, 2009 primarily due to the timing and increased amount of development work and feasibility studies we did for various pharmaceutical and biotechnology companies.

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

Research and Development Expenses

Research and development expenses primarily consist of personnel costs, preclinical and clinical trials, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense.  Research and development expense decreased $920,000, or 36% to $1,634,000 from $2,554,000 for the three months ended June 30, 2010 as compared to the same period in 2009.  This decrease was largely due to a reduction of $696,000 in personnel expenditures allocated to research and development due to staff reductions, in addition to increased clinical trial expenditures in 2009 in the amount of $428,000 related to our oral calcitonin program.  Research and development expenses decreased $1,693,000, or 33% to $3,365,000 from $5,058,000 for the six months ended June 30, 2010 as compared to the same period in 2009.  This decrease was largely due to a reduction of $1,374,000 in personnel expenditures allocated to research and development due to staff reductions, in addition to increased clinical trial expenditures in 2009 in the amount of $756,000 related to our oral calcitonin program.  Research and development expenses should continue to decrease in 2010, as compared to 2009, due to the licensing to Tarsa of our oral calcitonin program.

Cost of Goods Sold

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance.  Cost of goods sold decreased 41% to $586,000 from $989,000 for the three months ended June 30, 2010 as compared to the same period in 2009.  Cost of goods sold represented our costs associated with Fortical production and the decline in Fortical sales was responsible for the decrease in cost of goods sold.  Cost of goods sold as a percentage of sales was 42% and 36%, respectively, for the second quarters of 2010 and 2009 and this percentage fluctuates primarily due to the cost of calcitonin, which varies per batch, used in Fortical.  Cost of goods sold for the six months ended June 30, 2010 decreased 27% to $1,075,000 from $1,467,000 compared to the same period in 2009 primarily due to reduced Fortical sales to USL.  Cost of goods sold as a percentage of sales was 40% and 36%, respectively, for the six month periods ended June 30, 2010 and June 30, 2009.  Future production related expenses for 2010 and later years will be dependent upon the level of future Fortical sales, as well as possible peptide production, to meet our partners’ needs.

General and Administrative Expenses

General and administrative expenses decreased $723,000, or 27%, to $1,921,000 from $2,644,000 for the three months ended June 30, 2010 as compared to the same period in 2009.  The decrease was primarily attributed to a decrease of $642,000 in professional fees, primarily due to legal expenses in 2009 related to the Apotex litigation, as well as Tarsa licensing activities.  General and administrative expenses decreased $1,261,000, or 26%, to $3,662,000 from $4,923,000 for the six months ended June 30, 2010 as compared to the same period in 2009.  The decrease was primarily attributed to a decrease of $1,135,000 in professional fees, primarily legal expenses related to the Apotex litigation, as well as corporate licensing activities.  We expect general and administrative expenses to continue to decrease in 2010, as compared to 2009, primarily due to an anticipated reduction of legal costs related to Apotex.

Unallocated Facility Cost

Unallocated facility cost represents underutilization of our Boonton manufacturing facility.  These costs primarily consist of salaries, as well as overhead expenses, which increased $309,000 to $768,000 for the three months ended June 30, 2010 as compared to $459,000 in the same period in 2009 and increased $924,000 to $1,565,000 for the six months ended June 30, 2010 as compared to $641,000 in the same period in 2009.  The expenses in 2010 primarily relate to the temporary cessation of calcitonin and enzyme production, as well as the decreased production of Fortical.  The expenses in 2009 primarily relate to manufacturing calcitonin, enzyme and Fortical at below normal production capacity.

Inventory Reserve

Inventory reserve charges were $0 and $576,000 for the three months and six months ended June 30, 2010, respectively.  This expense primarily represents our decision in the first quarter of 2010 not to pursue an additional improvement for our calcitonin manufacturing process.  Therefore, calcitonin batches manufactured by this process have been fully reserved.

Severance Expense

Severance expense of $1,120,000 represents an accrual of salary and health insurance costs associated with the resignations of Warren Levy and Ronald Levy.  These payments will be paid out over time with the bulk of the payments from March 2011 through February 2012, and are included in current and long-term accrued expenses.

Other Income/Expense

Gain/Loss on Change in Fair Value of Embedded Conversion Feature

The Victory Park note is convertible into shares of our Common Stock and until June 15, 2010 we did not have sufficient authorized shares to effectuate a full conversion of the notes.  Therefore, the conversion feature was being treated as a liability based on its fair value.  The liability for the conversion feature was marked to the market at March 31, 2010 and at June 15, 2010, the date of our annual meeting of stockholders, when additional shares were authorized.  We therefore recognized a non-cash expense of $10,034,000 in the first quarter of 2010 which represented the change in the fair value of the conversion feature of the note from the closing date of March 17, 2010 to the balance sheet date of March 31, 2010 and we recognized a non-cash gain of $1,909,000 which represented the change in the fair value of the conversion feature of the note from March 31, 2010 to June 15, 2010.

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

Interest Expense

Interest expense increased 123% in the second quarter of 2010 to $2,596,000 from $1,162,000 in the first quarter of 2009 and increased 85% for the six months ended June 30, 2010 to $4,118,000 from $2,227,000 as compared to the same period in 2009.  These increases were primarily due to the $5,000,000 note issued to Victory Park in May 2009, as well as the debt restructuring with Victory Park in March 2010.  The new note for $33,000,000 bears interest at the prime rate plus 5%, with a floor of 15%.  The prior Victory Park notes bore interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum.  During the three month and six month periods ended June 30, 2010 we recognized $2,173,000 and $3,276,000, respectively, in cash and non-cash interest expense under these notes.  Interest expense for the remainder of 2010 will therefore be higher than the interest expense incurred during 2009 due to the additional borrowing and the higher interest rate.  In addition, interest expense on the Levy loans increased to $400,000 in the second quarter of 2010 from $347,000 in the second quarter of 2009 and increased to $770,000 in the first six months of 2010 from $688,000 in the first six months of 2009, due to the increase in interest rate from 9% to 12% as a result of the loan restructuring in March 2010.

Loss from Investment in Joint Venture

This expense represents our 45% ownership percentage of our China joint venture’s profits and losses.  Our share of the second quarter of 2010 loss of the joint venture was $24,000, a decrease of $27,000 from the first quarter of 2009.  Our share of the loss for the first six months of 2010 was $49,000, a decrease of $68,000 from the first six months of 2009.  Losses will continue until the joint venture generates sufficient revenue.

Gain on Technology Transfer to Joint Venture

This gain represents the difference between the fair value of the technology and licenses transferred to the joint venture and the book value of these assets.  The joint venture valued these assets at $4,500,000; their book value was $0, representing a gain of $4,500,000.  This gain is being recognized over 17 years, the estimated life of the transferred assets, at approximately $66,000 per quarter.

Net Loss

Net loss for the three months ended June 30, 2010 increased approximately $184,000, or 5%, to $3,644,000 from $3,460,000 for the corresponding period in 2009.  This was due to a reduction in revenue of $1,268,000, as well as an increase in interest expense of $1,434,000.  This was partially offset by a gain on change in fair value of embedded conversion feature of $1,909,000 and a decrease in operating expenses of $615,000.  Net loss for the six months ended June 30, 2010 increased approximately $12,856,000, or 191%, to $19,591,000 from $6,735,000 for the corresponding period in 2009. This was primarily due to loss on change in fair value of embedded conversion feature of $8,125,000, the debt issuance cost of $2,008,000, a reduction in revenue of $1,927,000, an inventory reserve of $576,000, as well as an increase in interest expense of $1,891,000.  These were partially offset by a decrease in operating expenses of $726,000.  Net losses will continue unless we achieve sufficient non-deferred revenue under our USL, Tarsa, GSK or Novartis agreements or sign new revenue generating research, licensing or distribution agreements.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had cash and cash equivalents of $10,583,000, an increase of $5,689,000 from December 31, 2009.  The increase was due to funds received pursuant to a restructuring of our debt with Victory Park. After the close of business on March 16, 2010, we entered into an amended and restated financing agreement with Victory Park.  The restated financing agreement amends and restates in its entirety and replaces the financing agreement dated as of September 30, 2008.

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes by way of surrender of the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and by way of cash payment of approximately $13,642,000 for the balance.  After fees and expenses, we received net cash proceeds of approximately $11,635,000 on March 17, 2010.  In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing.  The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes.  (See Note I.) Based upon our current level of revenue and expenses, we believe our current cash should be sufficient to support our current operations for more than one year.

In December 2009, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand.     Under the comprehensive plan, we are continuing Fortical production and maintaining all of our core programs and partnered activities while decreasing cash expenditures by approximately $9 million for 2010.  Since we currently maintain an adequate inventory of calcitonin and enzyme to support Fortical, we have temporarily suspended manufacturing of those materials at our Boonton facility.  However, we will maintain the cGMP status of the facility and the ability to manufacture peptides at that location.  Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 30%.  The plan further provided for salary reductions in 2010 at all levels, including senior management, and other cost savings.  From time to time we will evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

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

We believe that in 2010 we will generate cash to apply toward funding a portion of our operations through sales of Fortical to USL and royalties on USL’s sales of Fortical and, in the long term, on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue on future licensed products and technologies.  We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for nasal calcitonin outside of the U.S., for various oral peptides including our obesity peptide, for our peptide manufacturing technology and for the SDBG technology.  However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

Due to our limited financial resources, any further decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products or technologies or loss of patent protection, could have a material adverse effect on our cash flow and operations (see Notes D, E, F and O).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would eventually need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our financing agreement with Victory Park (see Note I) or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects.  We believe that the recent Victory Park financing has satisfied our current cash requirements, but satisfying our cash requirements over the long term will require the successful commercialization of one or more of our or our licensees’ oral or nasal calcitonin products, our oral PTH product, the SDBG or obesity programs or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any of these products other than Fortical will be approved or will be commercially successful.  The amount of future revenue from Fortical is also uncertain.

We have incurred annual operating losses since our inception and, as a result, at June 30, 2010, had an accumulated deficit of approximately $162,000,000.  Our cash requirements in 2010 to operate our research and peptide manufacturing facilities and develop our products decreased from 2009 due to our December 2009 restructuring.

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

Net Cash Used in Operating Activities: Net cash used in operating activities was $3,617,000 in the first six months of 2010, which was primarily due to our net loss adjusted for non-cash items of $12,121,000 and an increase in our operating assets and liabilities of $3,852,000.  The increase in our operating assets and liabilities primarily resulted from an increase in accrued interest due to the restructuring of our Victory Park and Levy debt.  Cash provided by operating activities has not been sufficient to meet our needs.

Net cash used in operating activities was $7,747,000 in the first six months of 2009, which was primarily due to our net loss adjusted for non-cash items of $528,000 and an increase in our operating assets and liabilities of $1,539,000, primarily from increased prepaid expenses and inventory.

Net Cash Used in Investing Activities:  Net cash used in investing activities was $276,000 in the first six months of 2010, primarily related to various patent application filings.  Net cash used in investing activities was $589,000 in the first six months of 2009, primarily resulting from expenditures related to our China joint venture and patent applications.

Net Cash from Financing Activities:  Net cash provided by financing activities was $9,582,000 in the first six months of 2010 primarily resulting from our issuance of convertible notes payable to Victory Park.  Net cash provided by financing activities in the first six months of 2009 was $4,351,000 due to the issuance of a note payable to Victory Park.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2010, an accounting standard update was issued to provide guidance on defining a milestone and determining when it is appropriate to apply the milestone method of revenue recognition for research and development transactions. Vendors can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period the milestone is achieved if the milestone meets all the criteria stated in the guidance to be considered substantive in its entirety. The amendments in this update will be effective prospectively for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010, with early adoption permitted. We do not expect that the adoption will have a significant effect on our financial statements.

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

The information below summarizes our market risks associated with interest bearing debt obligations as of June 30, 2010.  The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.  Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our debt.

Debt Obligations	Carrying Amount	2010	2011	2012	2013	Thereafter
Note payable – Victory Park Variable interest rate: 15% (1)	$33,000,000	$--	$--	$--	$33,000,000	$--
Notes payable – Levys – Fixed interest rate: 12%	14,737,518	500,000	250,000	--	13,987,518	--
Loan payable – CPG Fixed interest rate: 0%	1,200,000	1,200,000	--	--	--	--
Total	$48,937,518	$1,700,000	$250,000	$--	$46,987,518	$--

(1) Prime rate plus 5%, with a floor of 15%.

Item 4.   Controls and Procedures

For the quarterly period ending June 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.   Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended.  See “Special Note Regarding Forward-Looking Statements” in Part 1, Item 2 of this Quarterly Report.

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009.  Except as noted below, no material changes to the risk factors disclosed in the 10-K have been identified during the three months ended June 30, 2010:

Unigene’s operations for 2010 and future years are highly dependent on the successful marketing and sales of Fortical and could be impacted by generic or other competition.

Fortical is our only product approved by the FDA.  Any factors that adversely impact the marketing of Fortical including, but not limited to, competition, including generic competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will have a negative impact on our cash flow and operating results.  For the first six months of 2010, compared to the first six months of 2009, Fortical sales decreased 34% and Fortical royalties decreased 30%.  In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical.  In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product.  Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease.  Further decreases in Fortical sales or royalties could have a material adverse effect on our business, financial condition and results of operations.  In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes our Fortical patent.  We have sued Apotex for infringement of our Fortical Patent and Apotex has been enjoined from conducting any activities which would infringe the patent.  If we do not prevail in this litigation, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at June 30, 2010, we had an accumulated deficit of approximately $162,000,000.  Our gross revenues for the six months ended June 30, 2010, and the years ended December 31, 2009, 2008 and 2007 were $5,561,000, $12,792,000, $19,229,000 and $20,423,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue for the six months ended June 30, 2010 and 2009 primarily consisted of Fortical sales and royalties.  As of June 30, 2010, we had four material license agreements.  We believe that to achieve profitability we will require the successful commercialization of at least one or more of our licensees’ oral and nasal calcitonin products, our oral PTH product, the SDBG or obesity programs or another peptide product in the U.S. and/or abroad.

For the six months ended June 30, 2010 we had an operating loss of $5,802,000.  For 2009, 2008 and 2007 we had losses from operations of $12,380,000, $4,950,000 and $3,096,000, respectively.  Our net loss for the six months ended June 30, 2010 was $19,591,000.  Our net losses for the years ended December 31, 2009, 2008 and 2007 were $13,380,000, $6,078,000 and $3,448,000, respectively.  We might never be profitable.

We believe that satisfying our long-term capital requirements will require the successful commercialization of at least one or more of our peptide products.  However, our products may never become commercially successful.

There are numerous default provisions under our financing agreement with Victory Park.

Under our amended and restated March 2010 financing agreement with Victory Park, so long as our outstanding note balance is at least $5,000,000, we must maintain a minimum cash balance equal to at least $2,500,000 and our cash flow (as defined in the agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  The agreement specifies certain events of default including, without limitation:  failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the agreement); a change in control (as defined in the agreement); the failure of any registration statement required to be filed to be declared effective by the SEC, and maintained effective pursuant to the terms of our registration rights agreement with Victory Park; and any material decline or depreciation in the value or market price of the collateral.  We are subject to certain cash damages, as set forth in the convertible notes, in the case of a failure to timely convert the notes and a failure to timely convert is also an event of default, subject to additional remedies.  Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply.  There is no assurance that we will be able to maintain a minimum cash balance of $2,500,000, or maintain an adequate cash flow, in order to avoid default.  In addition, there is no assurance that the notes will be converted into common stock, in which case, we may not have sufficient cash from operations or from new financings to repay the Victory Park debt when it comes due in 2013, or that new financings will be available on favorable terms, if at all.

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

We have a new Chief Executive Officer.

We recently hired a new Chief Executive Officer.  We cannot assure you that our new Chief Executive Officer will be successfully integrated into our management team and effectively implement our business strategy.  If the management team is unable to work together to successfully implement our business strategy, it could have a material adverse effect on our financial condition, results of operations and cash flow.

Item 6.   Exhibits Index

Exhibit No.	Document Description
31.1	Certification by Ashleigh Palmer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ashleigh Palmer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC. (Registrant)
Date: August 9, 2010	By: /s/ Ashleigh Palmer
Ashleigh Palmer, President (Chief Executive Officer)

Date: August 9, 2010	By: /s/ William Steinhauer
William Steinhauer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)