Form 10-Q
period 2010-09-30
UNIGENE LABORATORIES INC
filed 2010-11-09
CIK 352747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Common Stock, $.01 Par Value—92,325,597 shares as of October 29, 2010

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets
September 30, 2010 and December 31, 2009	3

Condensed Statements of Operations
Three months and Nine months ended September 30, 2010 and 2009	4

Condensed Statement of Stockholders’ Deficit
Nine months ended September 30, 2010	5

Condensed Statements of Cash Flows
Nine months ended September 30, 2010 and 2009	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1 A. Risk Factors	34

Item 6. Exhibits Index	37

SIGNATURES	38

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
UNIGENE LABORATORIES, INC.
CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,430,907	$4,894,210
Accounts receivable	2,217,156	2,221,098
Inventory, net	1,912,090	1,933,012
Prepaid expenses and other current assets	362,796	182,817
Total current assets	12,922,949	9,231,137

Noncurrent inventory	3,020,329	4,989,668
Property, plant and equipment, net	3,290,985	3,679,561
Patents and other intangibles, net	2,749,801	2,467,111
Investment in China joint venture	3,184,032	3,060,151
Investment in Tarsa	--	--
Deferred financing costs, net	201,998	279,892
Other assets	296,692	247,421
Total assets	$25,666,786	$23,954,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$945,238	$1,144,396
Accrued expenses	2,290,482	2,106,719
Notes payable – Levys	750,000	2,360,628
Accrued interest	--	1,533,360
Current portion - deferred licensing fees	1,351,156	1,326,606
Due to China joint venture partner, net of
discount of $0 in 2010 and $64,571 in 2009	1,200,000	2,010,429
Total current liabilities	6,536,876	10,482,138

Note payable–Victory Park, net of discount of $8,025,844	24,974,156	18,180,203
in 2010 and $1,357,003 in 2009
Notes payable – Levys, excluding current portion	13,987,518	13,376,889
Accrued interest –to Levys and Victory Park	7,574,785	2,189,242
Accrued expenses, excluding current portion	463,136	277,908
Deferred licensing fees, excluding current portion	8,514,730	9,452,809
Deferred compensation	450,570	437,413
Total liabilities	62,501,771	54,396,602

Commitments and contingencies
Stockholders’ deficit:
Common Stock - par value $.01 per share,
authorized 275,000,000 shares in 2010 and 135,000,000
shares in 2009,
issued 92,325,597 shares in 2010 and 91,730,117
shares in 2009	923,256	917,301
Additional paid-in capital	128,927,859	111,352,807
Accumulated deficit	(166,685,833)	(142,711,769)
Treasury Stock – at cost (17,450 shares in 2010)	(267)	--
Total stockholders’ deficit	(36,834,985)	(30,441,661)
Total liabilities and stockholders’ deficit	$25,666,786	$23,954,941

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
       CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue:
Product sales	$1,287,422	$1,272,137	$3,962,987	$5,311,291
Royalties	744,292	1,125,579	2,429,159	3,529,252
Licensing revenue	312,690	312,689	938,070	940,569
Development fees and other	511,985	21,359	1,086,988	438,654
	2,856,389	2,731,764	8,417,204	10,219,766

Operating expenses:
Research and development	1,589,136	4,355,572	4,954,572	9,413,388
Cost of goods sold	814,958	478,565	1,890,267	1,945,500
General and administrative	1,512,389	2,043,925	5,174,104	6,966,747
Unallocated facility expenses	773,994	453,146	2,338,574	1,094,304
Inventory reserve	--	--	576,021	--
Severance expense	--	--	1,120,000	--
	4,690,477	7,331,208	16,053,538	19,419,939
Operating loss	(1,834,088)	(4,599,444)	(7,636,334)	(9,200,173)

Other income (expense):
Gain (loss) on change in fair value of embedded conversion feature	--	--	(8,125,000)	--
Debt issuance cost	--	--	(2,007,534)	--
Interest and other income	31,551	29,707	51,123	106,054
Interest expense	(2,621,071)	(1,298,479)	(6,739,557)	(3,525,585)
Loss from investment in joint venture	(26,125)	(31,938)	(74,647)	(148,224)
Gain on technology transfer to joint venture	66,176	66,176	198,528	198,527
Loss before income taxes	(4,383,557)	(5,833,978)	(24,333,421)	(12,569,401)
Income tax benefit from sale of state tax benefit	--	--	359,357	--
Net loss	$(4,383,557)	$(5,833,978)	$(23,974,064)	$(12,569,401)

Loss per share – basic and diluted:
Net loss per share	$(0.05)	$(0.06)	$(0.26)	$(0.14)

Weighted average number of shares outstanding -
basic and diluted	92,085,584	90,739,056	91,895,038	90,394,969

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
Nine Months Ended September 30, 2010
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2010	91,730,117	$917,301	$111,352,807	$(142,711,769)	$--	$(30,441,661)
Stock issued in lieu of director fees	174,780	1,748	127,252	--	--	129,000
Issuance of restricted stock	372,100	3,721	(3,721)	--	--	--
Exercise of stock options	8,600	86	2,762	--	--	2,848
Embedded conversion feature	--	--	16,724,000	--	--	16,724,000
Issuance of common stock to directors	40,000	400	30,400	--	--	30,800
Discount on note payable issued to joint venture partner	--	--	(1,918)	--	--	(1,918)
Forfeiture of restricted stock	--	--	267	--	(267)	--
Recognition of restricted stock compensation expense	--	--	214,690	--	--	214,690
Recognition of stock option compensation expense – employees and directors	--	--	487,679	--	--	487,679
Recognition of stock option compensation expense - consultants	--	--	(6,359)	--	--	(6,359)
Net loss	--	--	--	(23,974,064)		(23,974,064)
Balance, September 30, 2010	92,325,597	$923,256	$128,927,859	$(166,685,833)	$(267)	$(36,834,985)

See notes to condensed financial statements.

 UNIGENE LABORATORIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,974,064)	$(12,569,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(1,013,927)	(979,571)
Recognition of non-cash interest expense	2,008,051	611,005
Non-cash equity compensation	855,810	553,595
Depreciation and amortization of long-lived assets	544,366	545,330
Inventory reserve provision	576,021	--
Debt issuance cost	2,007,531	--
Loss on change in fair value of embedded conversion feature	8,125,000	--
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,942	3,739,972
Decrease in prepaid interest	--	423,888
Decrease (increase) in inventory	1,414,240	(2,019,986)
Increase in other assets	(353,131)	(2,789,230)
Increase in accounts payable and accrued expenses	232,487	3,133,180
Increase in accrued interest-stockholders	3,852,183	1,200,892
Increase in deferred compensation	13,157	50,967
Increase in deferred revenue	100,400	178,500
Net cash used in operating activities	(5,607,934)	(7,920,859)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	--	(312,009)
Construction of leasehold and building improvements	(2,941)	(76,916)
Purchase of equipment and furniture	(78,845)	(204,608)
Increase in patents and other intangibles	(356,694)	(325,493)
Net cash used in investing activities	(438,480)	(919,026)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable – Victory Park	13,642,473	4,803,402
Expenses related to issuance of note payable – Victory Park	(2,007,531)	--
Repayment on note payable – China joint venture	(875,000)	--
Repayment on note payable – Victory Park	(179,679)	(462,794)
Repayment on note payable – Levy Family	(1,000,000)	--
Proceeds from exercise of stock options	2,848	87,339
Net cash provided by financing activities	9,583,111	4,427,947
Net increase (decrease) in cash and cash equivalents	3,536,697	(4,411,938)
Cash and cash equivalents at beginning of period	4,894,210	8,583,226
Cash and cash equivalents at end of period	$8,430,907	$4,171,288
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of convertible note in exchange for nonconvertible note	$19,357,527	$--
Common stock issued with debt financing	$--	$363,750
Contribution to joint venture financed through interest-free
note payable to joint venture partner	$--	$656,250
Cash payments:
Cash paid for interest	$803,000	$1,220,000

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

NOTE A – LIQUIDITY

At September 30, 2010, we had cash and cash equivalents of $8,431,000, an increase of $3,537,000 from December 31, 2009.  The increase was due to funds received pursuant to a restructuring of our debt with Victory Park Management, LLC (“Victory Park”).  After the close of business on March 16, 2010, we entered into an Amended and Restated Financing Agreement with Victory Park.  The restated financing agreement amends and restates in its entirety and replaces the financing agreement dated as of September 30, 2008.  There are numerous default provisions under the Victory Park agreement, including minimum cash balance and cash flow requirements.  There is no assurance that we will not trigger these provisions in the second half of 2011.

Under the terms of the Amended and Restated Financing Agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes by way of surrender of the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and by way of cash payment of approximately $13,642,000 for the balance.  After fees and expenses, we received net cash proceeds of approximately $11,635,000 on March 17, 2010.  In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing.  The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes.  (See Note I).  Based upon our current level of revenue and expenses, we believe our current cash should be sufficient to support our current operations for approximately one year.

In December 2009, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand.    Under the comprehensive plan, we are continuing Fortical production and maintaining all of our core programs and partnered activities while decreasing cash expenditures by approximately $9 million for 2010.  Since we currently maintain an adequate multi-year inventory of calcitonin and enzyme to support Fortical, we have temporarily suspended manufacturing of those materials at our Boonton facility.  However, we intend to maintain the current Good Manufacturing Practice (“cGMP”) status of the facility and the ability to manufacture at that location.  Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 30%.  The plan further provided for salary reductions in 2010 at all levels, including senior management, and other cost savings.  From time to time we will evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

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

We believe that, in 2010, we will generate cash to apply toward funding a portion of our operations through sales of Fortical to USL and royalties on USL’s sales of Fortical and, in the long-term, through sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue on future licensed products and technologies.  We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for our peptide manufacturing and drug delivery technologies and for the site-directed bone growth (“SDBG”) technology.  However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

Due to our limited financial resources, any further decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products or technologies or loss of patent protection, could have a material adverse effect on our cash flow and operations (see Notes C, D, E, F and O).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would eventually need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our financing agreement with Victory Park (see Note I) or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects.  We believe that the Victory Park financing has satisfied our current cash requirements, but satisfying our cash requirements over the long term will require the successful commercialization of one or more of our biotechnologies or our licensees’ oral or nasal calcitonin products, our oral parathyroid hormone (“PTH”) product, the obesity program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any of these products other than Fortical will be approved or will be commercially successful.  The amount of future revenue from Fortical is also uncertain.

We have incurred annual operating losses since our inception and, as a result, at September 30, 2010, had an accumulated deficit of approximately $167,000,000.  Our cash requirements in 2010 to operate our research and manufacturing facilities and develop our products decreased from 2009 due to our December 2009 restructuring.

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

NOTE B - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature, have been included.  Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2009.

New Accounting Pronouncements

In April 2010, an accounting standard update was issued to provide guidance on defining a milestone and determining when it is appropriate to apply the milestone method of revenue recognition for research and development transactions.  Vendors can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period the milestone is achieved if the milestone meets all the criteria stated in the guidance to be considered substantive and must be considered substantive in its entirety. The amendments in this update became effective for our quarter ending June 30, 2010.  The adoption of this update did not have a significant effect on our financial statements.

In January 2010, an accounting standards update was issued which includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements. This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques. The adoption of this update did not have a material impact on the Company's financial statements (see Note P).

In October 2009, an update to accounting guidance was issued to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit.  The amendments in this update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The amendments in this update will also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The amendments in this update will become effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We do not expect that the adoption will have a significant effect on our financial statements.

NOTE C- GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GlaxoSmithKline (“GSK”) for a value before royalties, PTH sales and reimbursement for development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis.  Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product.  GSK has reimbursed us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty on its worldwide sales of the product, if commercialized.  The royalty rate will be increased if certain sales milestones are achieved.  A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results.  An aggregate of $8,000,000 in up-front and milestone payments has been received from inception through September 30, 2010.  We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through September 30, 2010.  There were no milestones achieved or PTH sales to GSK during 2010.  Bulk product sales to licensees, prior to product approval, are unpredictable and subject to the needs of the licensee.  GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development and through to the market.  We previously agreed with GSK that we would conduct further development including a small Phase I study, which we initiated in 2008 and successfully completed in 2009.  GSK has the right to acquire the data from our development activities for a fixed purchase price.  However, there are no assurances that our development activities will be successful or that GSK will acquire the data.  This agreement is subject to certain termination provisions.  Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors.  Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.  The GSK agreement shall continue in full force and effect on a licensed product-by-licensed product and country-by-country basis until the date GSK and its affiliates and sublicensees have no remaining royalty obligations in such country in accordance with the agreement.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis.  There are no potential milestone payments remaining under this agreement.  We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the Food and Drug Administration (“FDA”) and launched by USL in August 2005.  Revenue for the nine months ended September 30, 2010 included $3,870,000 in sales to USL and $2,429,000 in royalties from USL.  Revenue for the nine months ended September 30, 2009 included $5,311,000 in sales to USL and $3,529,000 in royalties from USL.  At September 30, 2010, our accounts receivable from USL for sales and royalties were approximately $1,729,000.  From August 2005 through September 2010, we have recognized an aggregate of $39,728,000 in Fortical sales and $24,577,000 in Fortical royalties.  We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectability.  Royalty revenue is earned on net sales of Fortical by USL and is recognized in the period Fortical is sold by USL.  Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict.  In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical.  In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product.  Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease.  This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment.  The term of the USL agreement shall continue through the expiration of USL’s obligation to pay royalties and continue thereafter.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process.  We have received an aggregate of $13,700,000 from Novartis under this agreement and there are up to $5,000,000 in potential milestone payments remaining.  For both the nine months ended September 30, 2010 and 2009, we recognized $670,000 in licensing revenue.

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

In July 2010, an independent Data Monitoring Committee (“DMC”) reviewed and conducted a “futility” analysis of one-year data for all patients enrolled in one of Novartis’s osteoarthritis studies, including both an assessment of safety and efficacy parameters.  The DMC concluded there was no reason to stop the study because of safety findings.  In addition, the DMC concluded there was no reason to continue the study because of efficacy findings, but also determined that the final decision whether to continue this study rests with the study sponsors.  In October 2010, Novartis and its partner Nordic Bioscience announced that this study of patients with osteoarthritis of the knee is currently ongoing.  In addition, in October 2010, Novartis released information on a different study on oral calcitonin for the treatment of osteoarthritis.  The top-level results indicated that the study did not meet the first of three co-primary endpoints and results from the other two co-primary endpoints indicated clinical efficacy related to certain symptom modification.  Novartis and its partner Nordic Bioscience announced their plan to continue to analyze and evaluate the results of this study and to determine appropriate next steps.  Novartis and Nordic Bioscience also confirmed that a concurrent third study of oral calcitonin for the treatment of osteoporosis is proceeding as planned.

We will receive royalties on net sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology.  Since Novartis will be conducting all future product development and clinical trials for its own oral calcitonin product in conjunction with its partner, a competitor of ours, the anticipated completion date is outside our control. If Tarsa (See Note F) and Novartis each successfully develops oral calcitonin products, they would be competing in this area.  This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.  The Novartis license agreement shall continue in full force and effect until the earlier of (a) the date Novartis and its affiliates cease to manufacture calcitonin for use in Novartis drug products and in Unigene drug products and (b) the date Novartis and/or its affiliates decide not to manufacture calcitonin.

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

Tarsa will be solely responsible for the future costs of the global Phase III clinical trial for the Program that was initiated in 2009.  We are eligible to receive milestone payments based on the achievement of certain sales benchmarks, as well as royalties on product sales.  We have no further cash or non-cash obligations to Tarsa or the Program.  Additionally, prepaid Phase III expenses of $4.6 million deferred through September 30, 2009 were recognized in 2009 and netted against the consideration received from Tarsa.

As of the effective date of the agreement, Tarsa is responsible for all expenses incurred related to the Program and any additional involvement by Unigene requires a separate statement of work to be negotiated and executed. Thus, no additional expenses will be incurred by us related to the clinical study, except as agreed upon in subsequent statements of work.  There is no joint development or steering committee between us and Tarsa related to the manufacturing and development of Phase III and future products.

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

NOTE G – INVENTORY

Inventories consisted of the following as of September 30, 2010 and December 31, 2009:

	2010	2009
Current Inventory
Finished goods – net of allowances of $1,158,000 and $692,000, respectively	$1,435,243	$1,385,782
Raw materials – net of allowances of $48,000 and $25,000, respectively	476,847	547,230

Total	$1,912,090	$1,933,012

Noncurrent Inventory
Finished Goods	$1,507,727	$3,415,298
Raw Material	1,512,602	1,574,370

Total	$3,020,329	$4,989,668

Typically, finished goods and work in process inventory, if any, are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and raw materials were $1,206,000 at September 30, 2010, an increase of $489,000 from December 31, 2009.  The increase was primarily due to our decision not to pursue an additional improvement for our calcitonin manufacturing process.  Based upon expected future orders, $1,508,000 of our finished goods inventory and $1,513,000 of our raw material inventory were classified as noncurrent assets at September 30, 2010.  We expect this inventory to be fully recoverable, therefore no reserve was established. Total non-current inventory decreased in 2010 due to our cessation of production of calcitonin and enzyme in 2010.

NOTE H – NOTES PAYABLE – LEVYS

To satisfy our short-term liquidity needs, Jay Levy, Jean Levy, Warren Levy and Ronald Levy (the “Levys”) from time to time (prior to 2003) made loans to us.  Jay Levy, our former director, Chairman of the Board, Treasurer and Assistant Secretary, and Jean Levy are/were the parents of Warren Levy and Ronald Levy, former executive officers and directors.  At May 10, 2007, the outstanding principal and interest on these loans were $7,095,000 and $8,642,517, respectively, with interest rates ranging from 8.5% to 14.2%.  The total owed on May 10, 2007 aggregated $15,737,517, of which approximately $8,900,000 in principal and interest were in default, and was restructured as eight-year term notes, with a fixed simple interest rate of 9% per annum.  Interest expense was calculated using an effective interest method, at a rate of 7.6%, over the life of the notes due to the deferred payment schedule contained in the notes.  No gain or loss was recognized on the restructuring transaction.  Required quarterly payments of principal and interest under these new notes were to begin in May 2010 and continue over a five-year period.  Total interest expense on all Levy loans was approximately $397,000 and $354,000, respectively, for the three months ended September 30, 2010 and 2009 and $1,167,000 and $1,042,000 respectively, for the nine months ended September 30, 2010 and 2009.  As of September 30, 2010, total accrued interest on all Levy loans was $4,654,174 and the outstanding loans by these persons to us totaled $14,737,518 (after a required $1,000,000 principal payment in May 2010), for an aggregate owed to them of $19,391,692.

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

Outstanding Levy loans consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	2010	2009
Long-term loans, current portion	$750	$2,361
Long-term loans	13,988	13,377
	14,738	15,738
Accrued interest, short-term	--	1,298
Accrued interest, long-term	4,654	2,189
Total loans and interest	$19,392	$19,225

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

During January 2009 and February 2010, respectively, we repaid approximately $463,000 and $180,000 in principal in accordance with mandatory prepayment terms.  For the three months ended September 30, 2010 and 2009 we recognized approximately $2,220,000 and $934,000, respectively, in cash and non-cash interest expense on these notes.  For the nine months ended September 30, 2010 and 2009 we recognized approximately $5,496,000 and $2,424,000, respectively, in cash and non-cash interest expense under these notes.

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

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes by way of surrender of the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and by way of cash payment of approximately $13,642,000 for the balance.  These convertible notes were purchased at a 2% discount to the face amount.  Total fees and expenses at closing were approximately $2,007,000 and these closing costs are shown on our Statement of Operations as debt issuance costs.  The financing was considered a troubled debt restructuring due to our financial condition and due to a decrease in the effective rate of the note.  Therefore, these costs were expensed in March 2010.  We therefore received net cash proceeds of approximately $11,635,000.  The balance of deferred financing costs ($201,998 at September 30, 2010) and note discount ($8,025,844 at September 30, 2010) from the 2008, 2009 and 2010 Victory Park financings are being amortized over the three-year term of the new convertible notes to interest expense on a straight-line basis which approximates the effective interest rate method.  In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing.  The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes.  After the first anniversary of the first closing, under certain circumstances, we have the right to prepay up to $13,642,472 of the convertible notes at a price equal to 110% of the convertible notes being repaid plus accrued and unpaid interest, subject to customary conditions.  The convertible notes are secured by a first priority lien on all of our current and future assets.  The convertible notes will accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be capitalized and added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date.  Interest expense is calculated using an effective interest method, at a rate of 15.9%, over the three-year life of the notes due to the deferred payment schedule contained in the notes.  The notes are convertible into shares of Common Stock at the holder’s option upon the earliest of (a) March 17, 2011, (b) the earliest date on which we are required under the notes to provide to the holder prior written notice of our intention to consummate, or the occurrence of, a fundamental transaction (as defined in the notes), (c) our delivery of a redemption notice and (d) the occurrence of an event of default under the restated financing agreement.  The notes are not currently convertible.  The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.70 per share.  If we subsequently make certain issuances of Common Stock or Common Stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price.  We lacked sufficient shares of Common Stock to deliver all of the shares of Common Stock to be issued upon conversion of the notes and therefore, we were required to obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares.  We obtained this approval on June 15, 2010 at our annual meeting of stockholders.

As the Victory Park notes are convertible into shares of our Common Stock and prior to June 15, 2010 we did not have sufficient authorized shares to effectuate a full conversion of the notes, the conversion feature was being treated as a liability.  As such we established a liability for the conversion feature based on its fair value.  The liability for the conversion feature was marked to the market at the end of each quarter until such time as additional shares were authorized.  We therefore recognized a non-cash expense of $10,034,000 in the first quarter of 2010 which represented the change in the fair value of the conversion feature of the notes from the closing date of March 16, 2010 to the balance sheet date of March 31, 2010.  In the second quarter of 2010, we recognized a non-cash gain of $1,909,000 due to the change in the fair value of the conversion feature of the note from March 31, 2010 to June 15, 2010, the date of stockholder approval of the amendment to increase the number of authorized shares.  In addition, at March 31, 2010, we had a liability on our balance sheet for the embedded conversion feature in the amount of $18,633,000, which was the value of the embedded conversion feature as of March 31, 2010.  After reducing this liability by the $1,909,000 gain as described above, the balance of $16,724,000 was reclassified to additional paid-in capital since the embedded conversion feature no longer met the bifurcation criteria.

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

We must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  The restated financing agreement specifies certain events of default including, without limitation:  failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the restated financing agreement); a change in control (as defined in the restated financing agreement); lack of timely filing or effectiveness of a required registration statement; and any material decline or depreciation in the value or market price of the collateral.  We are subject to certain cash damages, as set forth in the convertible notes, in the case of a failure to timely convert the notes, and a failure to timely convert is also an event of default, subject to additional remedies.  Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply.  As of September 30, 2010, we were in compliance with all of these covenants.

Pursuant to the amended and restated registration rights agreement executed in connection with the March 2010 financing, we filed a registration statement with the SEC registering the resale of the shares currently or to be held by Victory Park including the conversion shares, which registration statement was declared effective on July 13, 2010. We agreed to keep the registration statement effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144 and (ii) the date on which all of the registrable securities covered by such registration statement have been sold.  If on any day after the effective date of the registration statement, sales of all of the registrable securities cannot be made (other than during an allowable grace period) pursuant to the registration statement (including because of a suspension or delisting of the Common Stock on its principal market or a failure to register a sufficient number of shares of Common Stock), then as partial relief for the damages to any holder of registrable securities we shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of the aggregate value of such holder’s registrable securities required to be included in such registration statement or the initial date of such failure and on every 30th day thereafter (pro rated for periods totaling less than 30 days) until March 17, 2012, excluding for days prior to the date that the convertible notes become convertible, the value of any conversion shares included in such registrable securities.

NOTE J - DEBT

We have short-term and long-term debt outstanding to Victory Park, the Levys and our China joint venture partner.

Aggregate maturities of all outstanding debt at September 30, 2010 were as follows:

2010	$1,700,000
2011	250,000
2012	--
2013	46,987,518
48,937,518
Discount – Victory Park (see Note I)	(8,025,844)
$40,911,674

Presentation on Balance Sheet:
	September 30, 2010	December 31, 2009

Notes payable – Levys: long-term (see Note H)	$13,987,518	$13,376,889
Notes payable – Levys: short-term (see Note H)	750,000	2,360,628
Notes payable – Victory Park –net of discount of $8,025,844 in 2010 and $1,357,003 in 2009 (see Note I)	24,974,156	18,180,203
Note payable-China Joint Venture Partner-net of discount of $64,571 in 2009 (see Note K)	1,200,000	2,010,429
	$40,911,674	$35,928,149

NOTE K – CHINA JOINT VENTURE

In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group (“SPG”), a pharmaceutical company in the People’s Republic of China. We currently own 45% of the joint venture and have a 45% interest in the entity’s profits and losses (the “China Joint Venture”). We account for our investment in the China Joint Venture under the equity method. Our share of the losses in the China Joint Venture for the nine months ended September 30, 2010 and 2009 were $75,000 and $148,000, respectively.

Although the Company does not believe that it is required to make any further contributions to the China Joint Venture , there exists a misunderstanding as to whether Unigene owes an additional $1.2 million for discretionary loans or equity contributions to the China Joint Venture and the $1.2 million has been recorded as a liability on our balance sheet.  To date, Unigene has paid its cash capital requirement of $1,050,000 and also completed its required technology transfer, thereby satisfying in full its registered capital contribution.  In addition, Unigene believes that the China Joint Venture owes Unigene the amount of $678,000 as reimbursement for monies paid, and engineering services provided to, or on behalf of, the China Joint Venture by Unigene.  The reimbursement amount is subject to confirmation by our China Joint Venture partner and therefore has not been recorded as a receivable since its collectability is uncertain.  While there are no assurances that the parties will reach agreement with respect to these disputed amounts, Unigene believes that it will reach an amicable resolution of the amounts due and owing each party.

For each quarter of 2010 and 2009, we recognized a gain of $66,000 on the transfer of technology and know-how to the China Joint Venture.  This gain represents the difference between the fair value of the technology and licenses transferred to the China Joint Venture and the book value of these assets.  The China Joint Venture valued these assets at $4,500,000; their book value was $0 representing a gain of $4,500,000.

As part of our strategic realignment announced in September 2010, we have determined that the China Joint Venture no longer fits our core focus and therefore we will look to monetize our investment therein to the greatest extent possible, and terminate our participation in the China Joint Venture.

NOTE L – STOCK OPTION COMPENSATION

Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested.  Based upon options issued to consultants, we recognized compensation benefits of $5,000 and of $6,000, respectively, for the three months and nine months ended September 30, 2010.  We recognized compensation benefits of $25,000 and compensation expense of $74,000, respectively, for the three months and nine months ended September 30, 2009.  These amounts are included in research and development expenses.

For the three months ended September 30, 2010, we recognized share-based compensation cost for employees and directors, of $176,000, which consisted of $152,000 in general and administrative expenses and $24,000 in research and development expenses.  For the three months ended September 30, 2009, we recognized share-based compensation cost for employees and directors, of $78,000, which consisted of $59,000 in general and administrative expenses and $19,000 in research and development expenses.  For the nine months ended September 30, 2010, we recognized share-based compensation cost for employees and directors, of $488,000, which consisted of $424,000 in general and administrative expenses and $64,000 in research and development expenses.  For the nine months ended September 30, 2009, we recognized share-based compensation costs for employees and directors, of $301,000, which consisted of $212,000 in general and administrative expenses and $89,000 in research and development expenses.  We did not capitalize any share-based compensation cost.

As of September 30, 2010, there was approximately $1,480,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans.  That cost is expected to be recognized over a weighted-average period of approximately one and a half years.

For the three months and nine months ended September 30, 2010 and 2009, we estimated the fair value of each option award on the date of grant using the Black-Scholes model.  We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant.  We have no present intention of declaring any dividends.  We based expected volatility on historical volatility.  We estimated the expected term of stock options using historical exercise experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected volatility	60.2%	57.0%	59.5%	52.3%
Expected dividends	--	--	--	--
Expected term (in years)	6.0	5.3	6.0	5.3
Risk-free rate	1.42%	2.7%	2.2%	1.9%
Forfeiture rate - employees	20%	20%	20%	20%
Forfeiture rate – officers and directors	0%	0%	0%	0%

A summary of option activity as of September 30, 2010 and changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	4,782,915	$1.37
Granted (1)	3,297,000	0.75
Exercised	(8,600)	0.33
Forfeited or expired	(145,000)	1.87

Outstanding at September 30, 2010	7,926,315	$1.10	6.0	$341,000

Exercisable at September 30, 2010	3,754,064	$1.45	4.8	$298,000

(1) Includes options for 2,000,000 shares granted to our new CEO in June 2010 at a weighted average exercise price of $0.70.

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2010 and 2009 was $0.32 and $0.59, respectively.  The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $0.40 and $0.31, respectively.  The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months and nine months ended September 30, 2010 was $1,500 and $3,300, respectively, and for the three months and nine months ended September 30, 2009 was $112,000 and $148,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the three months and nine months ended September 30, 2010 was $1,400 and $2,800, respectively, and for the three months and nine months ended September 30, 2009 was $77,000 and $87,000, respectively.  No tax benefit was realized from option exercises.

Restricted Stock Awards

We periodically grant restricted stock awards to directors, certain officers and other employees that typically vest six months to one year from their grant date. We recognized $43,000 and $215,000, respectively, of compensation expense during the three-month and nine-month periods ended September 30, 2010 and we recognized $15,000 and $106,000, respectively, of compensation expense during the three-month and nine-month periods ended September 30, 2009 related to restricted stock awards.  Stock compensation expense is recognized over the vesting period of the restricted stock.  At September 30, 2010, we had approximately $39,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from October 2010 through April 2011.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2010	50,000	$0.80
Changes during the period:
Shares granted	372,100	0.70
Shares vested	(231,450)	0.72
Shares forfeited	(26,650)	0.70

Non-vested balance at September 30, 2010	164,000	$0.70

NOTE M – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive.  Our weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for each of the three-month and nine-month periods ended September 30, 2010 and 2009 because inclusion of our stock options and warrants (approximately 8,148,000 and 7,646,000 shares of common stock, if exercised, for the three-month periods ended September 30, 2010 and September 30, 2009, respectively, and approximately 6,754,000 and 7,539,000 shares of common stock, if exercised, for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively) would be antidilutive.  The three months and nine months ended September 30, 2010 include warrants to purchase an aggregate of 60,000 shares of common stock at exercise prices ranging from $2.00 to $2.20 per share, with expiration dates ranging from 2012 to 2015.  The three months and nine months ended September 30, 2009 include warrants to purchase an aggregate of 2,121,571 shares of common stock at exercise prices ranging from $1.77 to $4.25 per share, with expiration dates ranging from 2010 to 2015.  The convertible notes to Victory Park have not been included above because they are not currently convertible.

Reconciliation between the number of issued shares shown on the balance sheet and the number of shares used to determine EPS at September 30, 2010 and September 30, 2009:

	2010	2009
Issued shares per balance sheet	92,325,597	90,921,706
Unvested restricted stock	(164,000)	(85,000)
Treasury Stock	(26,650)	--
Shares used in determining EPS	92,134,947	90,836,706

NOTE N – PATENTS AND OTHER INTANGIBLES

During the first quarter of 2009, we wrote-off fully amortized expired patents in the aggregate amount of $744,000.

NOTE O - LEGAL PROCEEDINGS

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis, is covered by U.S. Patent No. 6,440,392 (the “Fortical Patent”).  In June 2006, we received a “Paragraph IV certification letter” from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product which is the subject of an Apotex pending abbreviated NDA (“ANDA”).  On July 24, 2006, we and USL jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together “Apotex”), in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provided for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months.  In December 2008, this stay ended and we and Apotex entered a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical® generic equivalent product in the United States.  The preliminary injunction will remain in effect until the court renders a final decision on the validity and infringement of Unigene’s U.S. Patent.  In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement.  In August 2009, the U.S. District Court, Southern District of New York, confirmed the validity of Unigene’s patent and issued an order permanently enjoining Apotex from engaging in any activity that infringes the patent.  The motion of the plaintiffs, Unigene and its licensee USL, for summary judgment in the case was granted.  The Court upheld the validity of the Fortical Patent and entered a permanent injunction against Apotex.  Apotex appealed this decision.  In October 2009, the District Court vacated its Order subject to reinstatement and asked the parties to identify any claims that remain in the case.  As a result, Apotex’s appeal was deactivated.  In July 2010, the Court ruled that no claims remain at issue and it reinstated its opinion and order of August 2009 in its entirety.  Accordingly, the motion for summary judgment was entered in favor of Unigene and USL.  Apotex appealed this decision to the United States Court of Appeals for the Federal Circuit and the parties are currently submitting briefs on appeal.  There is the usual litigation risk that we will not be successful in the appeal and potentially subsequent litigation if it is remanded.  In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.  This could have a material adverse impact on our results and financial position.

NOTE P – FAIR VALUE MEASUREMENTS

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Given our financial condition described in Note A, it is not practicable to estimate the fair value of our notes payable at September 30, 2010. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value is a market-based measurement determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant, not based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, consideration is given to three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. Entities are required to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. Inputs to fair valuation techniques are prioritized, allowing for the use of unobservable inputs to the extent that observable inputs are not available. The applicable guidance establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

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

The changes in Level 3 liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2010 are summarized as follows:

	Balance Beginning of Period	Issuance	(Gain) or Loss Recognized in Earning from Change in Fair Value	Reclassification to Additional Paid-in Capital	Balance End of Period
For the nine months ended,
September 30, 2010
Embedded conversion feature	$--	$8,599,000	$8,125,000	$(16,724,000)	$--

For the nine months ended September 30, 2010, total loss of approximately $8,125,000 is included in the Statements of Operations caption “Loss on change in fair value of embedded conversion feature.”  The balance of $16,724,000 was reclassified to additional paid-in capital since the embedded conversion feature no longer met the bifurcation criteria after stockholder approval of the increase in authorized shares in June 2010.

NOTE Q – SUBSEQUENT EVENT

On November 1, 2010 we received notification that we were awarded an aggregate of $978,000 in grants under the IRS Qualifying Therapeutic Discovery Project (QTDP). The program, which targets therapeutic discovery projects that show potential to result in new therapies to treat areas of unmet medical need or treat chronic or acute diseases and conditions potentially resulting in reduced health care costs, was awarded to help fund the further development of four of our programs.

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

In June 2010, we appointed Ashleigh Palmer as our Chief Executive Officer and since then, we have hired a number of new executive officers, and a new director has joined our Board of Directors.  In addition, in September 2010, we announced a strategic realignment of our business and the creation of two new highly-focused strategic business units.  One business unit will concentrate on our pipeline of proprietary peptide development programs focused on metabolic disease and inflammation.  The other business unit will focus on opportunities where we can apply our platform of peptide drug delivery and manufacturing assets, expertise and capabilities to partners’ proprietary development programs.  As part of this strategic realignment, we also determined that certain programs that do not fit our core focus, such as our China Joint Venture and our SDBG program, will be monetized, out-licensed or terminated.

Historically, our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. Our revenue for the past three years has primarily been derived from domestic sources. We have licensed in the U.S. our nasal calcitonin product for the treatment of osteoporosis, which we have trademarked as Fortical, to USL. Fortical was approved by the FDA in 2005. This is our first product approval in the United States. We have licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis.  We have licensed worldwide rights to our manufacturing and delivery technologies for oral PTH for the treatment of osteoporosis to GSK.  In October 2009, we licensed on a worldwide basis (except for China) our Phase III oral calcitonin program to Tarsa.

To expand our product pipeline, we are developing: (i) SDBG technology, which we developed in conjunction with Yale University pursuant to a research agreement that terminated in the second quarter of 2010; (ii) potential therapies for inflammation and cardiovascular disease based on technology we have in-licensed from Queen Mary, University of London; and (iii) a novel peptide treatment for obesity.  In September 2010, we determined that SDBG does not fit our core focus and we will seek to monetize the investment or out-license or partner it to another company.  All of these programs are in a preclinical, early stage of development.  We also periodically perform feasibility studies for third parties.  Our products, other than Fortical in the United States, will require clinical trials and/or approvals from regulatory agencies and all of our products will require acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive regulatory approval or significant revenue for these products.

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

Revenue

Revenue is summarized as follows for the three-month and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Product Sales	$1,287,422	$1,272,137	$3,962,987	$5,311,291
Royalties	744,292	1,125,579	2,429,159	3,529,252
Licensing Revenue	312,690	312,689	938,070	940,569
Development Fees and other	511,985	21,359	1,086,988	438,654
	$2,856,389	$2,731,764	$8,417,204	$10,219,766

Revenue for the three months ended September 30, 2010 increased $124,000, or 5%, to $2,856,000 from $2,732,000 in the comparable period in 2009.  This was primarily due to an increase in development fees of $491,000, mostly offset by a decrease in Fortical royalties of $382,000, due to increased competition in the nasal calcitonin market.  Fortical sales increased 1% to $1,287,000 for the three months ended September 30, 2010 as compared to $1,272,000 for the three months ended September 30, 2009.  Fortical sales fluctuate each quarter based upon USL’s ordering schedule.  Fortical royalties for the quarter ended September 30, 2010 decreased $382,000, or 34%, to $744,000 from $1,126,000 in the comparable period of 2009.  Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipment to its customers.  In the third quarter of 2010, the quantity of units sold by USL declined 11% from the comparable period in 2009 and the net selling price per vial decreased 9%, resulting in a decline in royalty revenue from USL.

Revenue for the nine months ended September 30, 2010 decreased $1,803,000 or 18% to $8,417,000 from $10,220,000 in the comparable period in 2009.  The nine month decrease was primarily due to a decrease in Fortical revenue of $2,448,000.  Fortical sales decreased 25% to $3,963,000 for the nine months ended September 30, 2010 from $5,311,000 for the nine months ended September 30, 2009.  Fortical royalties for the nine months ended September 30, 2010 decreased $1,100,000 or 31%, to $2,429,000 from $3,529,000 in the comparable period of 2009.  Sales and royalties have continued to decline since the launch of the first competitive products in December 2008.

Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years.  Licensing revenue remained constant from 2009 to 2010.

Development fees and other revenue increased to $512,000 in the third quarter of 2010 from $21,000 in the third quarter of 2009 and increased 148% to $1,087,000 for the nine months ended September 30, 2010 from $439,000 for the nine months ended September 30, 2009 primarily due to the timing and increased amount of development work and feasibility studies we did for various pharmaceutical and biotechnology companies, including Tarsa.

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

Expenses

In December 2009, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand.  Under the comprehensive plan, we intend to continue Fortical production and maintain all of our core programs and partnered activities while decreasing cash expenditures by approximately $9 million for 2010.  Since we currently maintain an adequate multi-year inventory of calcitonin and enzyme to support Fortical, we have temporarily suspended manufacturing of those materials at our Boonton facility.  However, we are maintaining the cGMP status of the facility and the ability to manufacture peptides at that location.  Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 30%.  The plan further provided for salary reductions in 2010 at all levels, including senior management, and other cost savings.  From time to time we will evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

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

Research and Development Expenses

Research and development expenses primarily consist of personnel costs, preclinical and clinical trials, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense.  Research and development expense decreased $2,767,000, or 64% to $1,589,000 from $4,356,000 for the three months ended September 30, 2010 as compared to the same period in 2009.  This decrease was largely due to a reduction of $2,559,000 in oral calcitonin expenditures, as well as a reduction of $530,000 in personnel expenditures allocated to research and development due to staff and salary reductions.  Research and development expenses decreased $4,458,000, or 47% to $4,955,000 from $9,413,000 for the nine months ended September 30, 2010 as compared to the same period in 2009.  This decrease was largely due to a reduction of $3,316,000 in oral calcitonin expenditures, as well as a reduction of $2,024,000 in personnel expenditures allocated to research and development due to staff and salary reductions.   Research and development expenses should continue to decrease in 2010, as compared to 2009, due to the licensing to Tarsa of our oral calcitonin program as well as due to our personnel reductions.

Cost of Goods Sold

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance.  Cost of goods sold increased 70% to $815,000 from $479,000 for the three months ended September 30, 2010 as compared to the same period in 2009.  Cost of goods sold represented our costs associated with Fortical production.   Cost of goods sold as a percentage of sales was 63% and 38%, respectively, for the third quarters of 2010 and 2009 and this percentage fluctuates primarily due to the cost of calcitonin, which varies per batch, used in Fortical.  In the third quarter of 2010 we utilized older calcitonin from inventory manufactured by a less efficient production process.  Cost of goods sold for the nine months ended September 30, 2010 decreased 3% to $1,890,000 from $1,946,000 compared to the same period in 2009 primarily due to reduced Fortical sales to USL.  This was mostly offset by the use of higher cost calcitonin for Fortical in the third quarter.  This older calcitonin is expected to be fully utilized in the fourth quarter of 2010.  Cost of goods sold as a percentage of sales was 48% and 37%, respectively, for the nine month periods ended September 30, 2010 and September 30, 2009.  The increase was due to the utilization of older calcitonin from inventory manufactured by a less efficient production process.  Future production related expenses for 2010 and later years will be dependent upon the level of future Fortical sales, as well as possible peptide production, to meet our partners’ needs.

General and Administrative Expenses

General and administrative expenses decreased $532,000, or 26%, to $1,512,000 from $2,044,000 for the three months ended September 30, 2010 as compared to the same period in 2009.  The decrease was primarily attributed to a decrease of $263,000 in professional fees, primarily due to legal expenses in 2009 related to the Apotex litigation, as well as Tarsa licensing activities.  In addition, personnel expenditures decreased $193,000 due to personnel and salary reductions.  General and administrative expenses decreased $1,793,000, or 26%, to $5,174,000 from $6,967,000 for the nine months ended September 30, 2010 as compared to the same period in 2009.  The decrease was primarily attributed to a decrease of $1,399,000 in professional fees, primarily legal expenses related to the Apotex litigation, as well as Tarsa licensing activities.  In addition, personnel expenditures decreased $147,000 due to personnel and salary reductions.  We expect general and administrative expenses to continue to decrease in 2010, as compared to 2009, primarily due to an anticipated reduction of legal costs related to Apotex.

Unallocated Facility Cost

Unallocated facility cost represents underutilization of our Boonton manufacturing facility.  These costs primarily consist of salaries, as well as overhead expenses, which increased $321,000 to $774,000 for the three months ended September 30, 2010 as compared to $453,000 in the same period in 2009 and increased $1,245,000 to $2,339,000 for the nine months ended September 30, 2010 as compared to $1,094,000 in the same period in 2009.  The expenses in 2010 primarily relate to the current cessation of calcitonin and enzyme production, as well as the decreased production of Fortical.  The expenses in 2009 primarily relate to manufacturing calcitonin, enzyme and Fortical at below normal production capacity.

Inventory Reserve

Inventory reserve charges were $0 and $576,000 for the three months and nine months ended September 30, 2010, respectively.  This expense primarily represents our decision in the first quarter of 2010 not to pursue an additional improvement for our calcitonin manufacturing process.  Therefore, calcitonin batches manufactured by this process have been fully reserved.

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

Interest Expense

Interest expense increased 102% in the third quarter of 2010 to $2,621,000 from $1,298,000 in the third quarter of 2009 and increased 91% for the nine months ended September 30, 2010 to $6,740,000 from $3,526,000 as compared to the same period in 2009.  These increases were primarily due to the debt restructuring with Victory Park in March 2010.  The new note for $33,000,000 bears interest at the prime rate plus 5%, with a floor of 15%.  The prior Victory Park notes bore interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum.  During the three month and nine month periods ended September 30, 2010 we recognized $2,220,000 and $5,496,000, respectively, in cash and non-cash interest expense under these notes.  Interest expense for the remainder of 2010 will therefore be higher than the interest expense incurred during 2009 due to the additional borrowing and the higher interest rate.  In addition, interest expense on the Levy loans increased to $397,000 in the third quarter of 2010 from $354,000 in the third quarter of 2009 and increased to $1,167,000 in the first nine months of 2010 from $1,042,000 in the first nine months of 2009, due to the increase in interest rate from 9% to 12% as a result of the loan restructuring in March 2010.

Loss from Investment in Joint Venture

This expense represents our 45% ownership percentage of our China joint venture’s profits and losses.  Our share of the third quarter of 2010 loss of the joint venture was $26,000, a decrease of $6,000 from the third quarter of 2009.  Our share of the loss for the first nine months of 2010 was $75,000, a decrease of $73,000 from the first nine months of 2009.  For so long as we participate in the joint venture, losses will continue until the joint venture generates sufficient revenue.

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

Net Loss

Net loss for the three months ended September 30, 2010 decreased approximately $1,450,000, or 25%, to $4,384,000 from $5,834,000 for the corresponding period in 2009.  This was due to a reduction in operating expenses of $2,641,000, partially offset by an increase in interest expense of $1,323,000.  Net loss for the nine months ended September 30, 2010 increased approximately $11,405,000, or 91%, to $23,974,000 from $12,569,000 for the corresponding period in 2009. This was primarily due to loss on change in fair value of embedded conversion feature of $8,125,000, debt issuance cost of $2,008,000, a reduction in revenue of $1,803,000, severance expense of $1,120,000, an inventory reserve of $576,000, as well as an increase in interest expense of $3,214,000.  These were partially offset by a decrease in other operating expenses of $5,062,000.  Net losses will continue unless we achieve sufficient non-deferred revenue under our USL, Tarsa, GSK or Novartis agreements or sign new revenue generating research, licensing or distribution agreements.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had cash and cash equivalents of $8,431,000, an increase of $3,537,000 from December 31, 2009.  The increase was due to funds received pursuant to a restructuring of our debt with Victory Park. After the close of business on March 16, 2010, we entered into an amended and restated financing agreement with Victory Park.  The restated financing agreement amends and restates in its entirety and replaces the financing agreement dated as of September 30, 2008.

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes by way of surrender of the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and by way of cash payment of approximately $13,642,000 for the balance.  After fees and expenses, we received net cash proceeds of approximately $11,635,000 on March 17, 2010.  In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing.  The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes.  (See Note I.) Based upon our current level of revenue and expenses, we believe our current cash should be sufficient to support our current operations for approximately one year.

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

We believe that in 2010 we will generate cash to apply toward funding a portion of our operations through sales of Fortical to USL and royalties on USL’s sales of Fortical and, in the long term, on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue on future licensed products and technologies.  We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides including our obesity peptide, for our peptide manufacturing technology and for the SDBG technology.  However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

Due to our limited financial resources, any further decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products or technologies or loss of patent protection, could have a material adverse effect on our cash flow and operations (see Notes C, D, E, F and O).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would eventually need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our financing agreement with Victory Park (see Note I) or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects.  We believe that the Victory Park financing has satisfied our current cash requirements, but satisfying our cash requirements over the long term will require the successful commercialization of one or more of our biotechnologies or our licensees’ oral or nasal calcitonin products, our oral PTH product, the obesity program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any of these products other than Fortical will be approved or will be commercially successful.  The amount of future revenue from Fortical is also uncertain.

We have incurred annual operating losses since our inception and, as a result, at September 30, 2010, had an accumulated deficit of approximately $167,000,000.  Our cash requirements in 2010 to operate our research and peptide manufacturing facilities and develop our products decreased from 2009 due to our December 2009 restructuring.

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

Net Cash Used in Operating Activities: Net cash used in operating activities was $5,608,000 in the first nine months of 2010, which was primarily due to our net loss adjusted for non-cash items of $13,103,000 and an increase in our operating assets and liabilities of $5,263,000.  The changes in our operating assets and liabilities primarily resulted from an increase in accrued interest due to the restructuring of our Victory Park and Levy debt, as well as a decline in inventory.  Cash provided by operating activities has not been sufficient to meet our needs.

Net cash used in operating activities was $7,921,000 in the first nine months of 2009, which was primarily due to our net loss adjusted for non-cash items of $730,000 and an increase in our operating assets and liabilities of $3,918,000, primarily from increased prepaid expenses and inventory.

Net Cash Used in Investing Activities:  Net cash used in investing activities was $438,000 in the first nine months of 2010, primarily related to various patent application filings.  Net cash used in investing activities was $919,000 in the first nine months of 2009, primarily resulting from expenditures related to our China joint venture and patent applications.

Net Cash from Financing Activities:  Net cash provided by financing activities was $9,583,000 in the first nine months of 2010 primarily resulting from our issuance of convertible notes payable to Victory Park.  Net cash provided by financing activities in the first nine months of 2009 was $4,428,000 primarily due to the issuance of a note payable to Victory Park.

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

The information below summarizes our market risks associated with interest bearing debt obligations as of September 30, 2010.  The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.  Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our debt.

Debt Obligations	Carrying Amount	2010	2011	2012	2013	Thereafter
Notes payable – Victory Park Variable interest rate: 15% (1)	$33,000,000	$--	$--	$--	$33,000,000	$--
Notes payable – Levys – Fixed interest rate: 12%	14,737,518	500,000	250,000	--	13,987,518	--
Loan payable – CPG Fixed interest rate: 0%	1,200,000	1,200,000	--	--	--	--
Total	$48,937,518	$1,700,000	$250,000	$--	$46,987,518	$--

(1) Prime rate plus 5%, with a floor of 15%.

Item 4.  Controls and Procedures

For the quarterly period ending September 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

Item 1A.           Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended.  See “Special Note Regarding Forward-Looking Statements” in Part 1, Item 2 of this Quarterly Report.

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009.  Except as noted below, no material changes to the risk factors disclosed in the 10-K have been identified during the nine months ended September 30, 2010:

Unigene’s operations for 2010 and future years are highly dependent on the successful marketing and sales of Fortical and could be impacted by generic or other competition.

Fortical is our only product approved by the FDA.  Any factors that adversely impact the marketing of Fortical including, but not limited to, competition, including generic competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will have a negative impact on our cash flow and operating results.  For the first nine months of 2010, compared to the first nine months of 2009, Fortical sales decreased 25% and Fortical royalties decreased 31%.  In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical.  In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product.  Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease.  Further decreases in Fortical sales or royalties could have a material adverse effect on our business, financial condition and results of operations.  In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes our Fortical patent.  We have sued Apotex for infringement of our Fortical Patent and Apotex has been enjoined from conducting any activities which would infringe the patent.  If we do not prevail in this litigation, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception. As a result, at September 30, 2010, we had an accumulated deficit of approximately $167,000,000.  Our gross revenues for the nine months ended September 30, 2010, and the years ended December 31, 2009, 2008 and 2007 were $8,417,000, $12,792,000, $19,229,000 and $20,423,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue for the nine months ended September 30, 2010 and 2009 primarily consisted of Fortical sales and royalties.  As of September 30, 2010, we had four material license agreements.  We believe that to achieve profitability we will require the successful commercialization of at least one or more of our biotechnologies or our licensees’ oral and nasal calcitonin products, our oral PTH product, the obesity program or another peptide product in the U.S. and/or abroad.

For the nine months ended September 30, 2010 we had an operating loss of $7,636,000.  For 2009, 2008 and 2007 we had losses from operations of $12,380,000, $4,950,000 and $3,096,000, respectively.  Our net loss for the nine months ended September 30, 2010 was $23,974,000.  Our net losses for the years ended December 31, 2009, 2008 and 2007 were $13,380,000, $6,078,000 and $3,448,000, respectively.  We might never be profitable.

We believe that satisfying our long-term capital requirements will require the successful commercialization of at least one or more of our peptide products and/or biotechnologies.  However, our products or technologies may never become commercially successful.

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

We have a new Chief Executive Officer and other new executives.

We recently hired a new Chief Executive Officer and certain other new members of our executive management team.  We cannot assure you that our new Chief Executive Officer or these other new executives will be successfully integrated into our management team and effectively implement our business strategy.  If the management team is unable to work together to successfully implement our business strategy, it could have a material adverse effect on our financial condition, results of operations and cash flow.

Our strategic realignment might not be successful.

In September 2010, we announced a strategic realignment of our business and the creation of two new highly-focused strategic business units.  We cannot assure you that our new business plan will be successful or effectively implemented.  Implementation of our new business strategy will require the intense involvement of our executive management team and may divert their efforts away from other important projects.  Also, we may be unable to enter into mutually acceptable agreements with third party partners to use our peptide drug delivery platform and/or manufacturing capabilities.  If we are unsuccessful, it could have a material adverse effect on our financial condition, results of operations and cash flow.

Item 6.

EXHIBITS

Exhibit No.	Document Description
10.1	Senior Secured Convertible Term Note, dated March 17, 2010 (reissued July 28, 2010), issued by the Company in favor of Victory Park Credit Opportunities Master Fund Ltd.
10.2	Senior Secured Convertible Term Note, dated March 17, 2010 (reissued July 28, 2010), issued by the Company in favor of VPC Fund II, L.P.
10.3	Employment Agreement by and between the Company and Gregory T. Mayes, dated September 12, 2010.
31.1	Certification by Ashleigh Palmer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ashleigh Palmer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC. (Registrant)

Date: November 9, 2010	By:	/s/ Ashleigh Palmer
Ashleigh Palmer, President (Chief Executive Officer)

	By:	/s/ William Steinhauer
William Steinhauer, Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)