Form 10-K/A
period 2010-12-31
UNIGENE LABORATORIES INC
filed 2011-04-18
CIK 352747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value, 92,540,982 shares as of April 7, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Table of Contents
Page Number

i

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A Amendment No. 1 (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011 (the “Form 10-K”).  The principal purpose of this Amendment is to include Part III information that was to be incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 2, 2011, as well as to make certain revisions to the redacted copy of one of the Exhibits filed with the Form 10-K.  This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15.  Exhibit 10.38, which was previously filed as an Exhibit to the Form 10-K, is refiled with this Amendment in response to a comment from the SEC on our application for confidential treatment.  Exhibit 10.38, which is filed with this Amendment, indicates, in certain portions of the document, the number of pages omitted as part of our application for confidential treatment and it amends and replaces in its entirety the previously filed agreement.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are filed as Exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K.  This Amendment does not reflect events occurring after the original filing of the Form 10-K (i.e., those events occurring after March 16, 2011) or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

In this Amendment, “Unigene,” “the Company,” “we,” “us” and “our” refer to Unigene Laboratories, Inc.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information about our directors and executive officers. Our directors are elected annually and hold office until the Company’s next annual meeting of stockholders and until their respective successors have been duly elected and qualified.

Name	Age	Year Joined Unigene	Position
Allen Bloom	67	1998	Director
Zvi Eiref	72	2009	Director
Richard Levy	39	2010	Chairman of the Board and Director
John Alex Martin	43	2010	Vice President, Business Development and Commercial Operations
Gregory Mayes	42	2010	Vice President, Corporate Development and General Counsel
Nozer M. Mehta	63	1982	Vice President, Biological R & D
Marvin L. Miller	74	2005	Director
Ashleigh Palmer	48	2010	President, CEO and Director
Paul P. Shields	50	1989	Vice President, Mfg. Operations
William Steinhauer	56	1987	Vice President of Finance
Roxanne Tavakkol	48	2010	Vice President, Global Regulatory Affairs
Jenene Thomas	39	2010	Vice President, Investor Relations and Corporate Communications
Joel Tune	55	2010	Director

Dr. Allen Bloom, a patent attorney, has been an independent consultant since January 2004. He retired from Dechert LLP, a law firm, after serving as a partner from July 1994 through December 2003. At Dechert he was Co-Chair of the Intellectual Property Group and headed a patent practice group which focused on biotechnology, pharmaceuticals and medical devices. For the nine years prior thereto, he was Vice President, General Counsel and Secretary of The Liposome Company, Inc., a biotechnology company. His responsibilities there included corporate patent, regulatory and licensing activities. Dr. Bloom serves on the Board of Directors of Redpoint Bio Corporation and was previously a director of Cytogen Corporation. Dr. Bloom holds a Ph.D. in organic chemistry from Iowa State University, a J.D. degree from New York Law School and a B.S. in chemistry from Brooklyn College.  He brings to the Board diverse expertise in financial and legal matters.

Mr. Zvi Eiref has served as a director for various public and private companies since 2006.  From 1995 through 2006, and 1979 to 1988, he was Chief Financial Officer of Church & Dwight Co., Inc. a consumer packaged goods manufacturer.  From 1988 to 1995 he was Chief Financial Officer of Chanel Inc.  Earlier in his career, he worked for Unilever and Arthur Andersen in Europe.  He currently also serves on the board of Physicians Formula Holdings, Inc. and previously also served on the board of FGX International Holdings Ltd.  Mr. Eiref graduated from Oxford University, and is an English Chartered Accountant.  He brings to the Board financial and corporate operations expertise.

Mr. Richard Levy has been the Managing Principal and founder of Victory Park Capital since September 2007.  Previously, from January 2005 through January 2007, Mr. Levy was a Portfolio Manager and Co-Head of the Solutions Group and Head of the Small Cap Structured Products Group at Magnetar Capital, a multi-billion dollar investment manager based in Evanston, Illinois.  Mr. Levy was also a member of the Magnetar Investment Committee.  Prior to joining Magnetar, Mr. Levy was the Co-Founder and Managing Partner at Crestview Capital Partners, a multi-hundred million dollar small cap structured products investment manager.  While at Crestview, Mr. Levy also co-founded the Crestview Collateralized Debt Fund LLC, now called White Cap Advisors, a $500 million dollar specialty lending fund.  Mr. Levy received a B.A. from The Ohio State University and a J.D. and M.B.A. from the Chicago Kent Law School and the Stuart School of Business at the Illinois Institute of Technology.  He is a member of the Illinois Bar.  Mr. Levy serves on the Board of Directors of New Trier Merchant Partners, College Bound Opportunities, Victory Park Resources and Global Employment Solutions.  He also serves as the Chairman of the Board of Directors of Ascent Aviation Services.  He brings to the Board extensive experience in the financial industry and in corporate strategy.

Pursuant to the Restated Financing Agreement with VPC, the Company’s senior lender and a stockholder of the Company, in March 2010 Richard Levy became a member of the Board, Chairman of the Board and a member of the Company’s Nominating and Corporate Governance Committee.  In addition, the Company agreed that until such time as (i) the aggregate principal amount outstanding under the senior secured convertible notes issued to Victory Park is less than $5 million and (ii) Victory Park beneficially owns less than twenty percent of the issued and outstanding shares of our Common Stock, the Company’s Nominating and Corporate Governance Committee shall take all actions reasonably necessary to recommend the nomination of, and the Board shall nominate for reelection to the Board, Richard Levy (or a substitute or replacement designated by Victory Park).

Mr. Alex Martin has served as our Vice President, Business Development and Commercial Operations since November 1, 2010.  Mr. Martin had previously served as CEO, COO, CFO, and CBO of several biotech companies including Affectis Pharmaceuticals (2009-2010), Intercept Pharmaceuticals (2007-2009), and BioXell, S.p.A (2003-2007).  He began his career in 1989 at SmithKline Beecham where he took on roles of increasing responsibility in sales, marketing, and business development.  He later joined Novartis as Vice President, Global Business Development and Licensing where he was responsible for partnering their strategic assets.  Mr. Martin has a BA from Cornell University and an MBA from Harvard.

Mr. Gregory Mayes joined the Company as Vice President Corporate Development and General Counsel on October 4, 2010.  Most recently, he was Vice President, General Counsel and Chief Compliance Officer at ImClone Systems Corporation, a wholly owned subsidiary of Eli Lilly and Company (2005-2010).  While serving at ImClone in positions of increasing responsibility, Greg supported the clinical development, launch and commercialization of ERBITUX® (cetuximab), was responsible for the development and oversight of the company’s first corporate compliance program, and contributed significantly to activities related to Eli Lilly’s acquisition of ImClone.  Prior to this, Mr. Mayes was Senior Counsel at AstraZeneca Pharmaceuticals, LP, (2001-2005) where he provided legal services in connection with the successful development and commercialization of five compounds in the company’s cancer portfolio. Earlier, Mr. Mayes worked in private practice at Morgan Lewis LLP, a large, national law firm and earned his B.S. degree from Syracuse University, cum laude, and his J.D. degree, magna cum laude, from the Temple University School of Law, where he was the Articles Editor on the Temple Law Review.

Dr. Nozer M. Mehta has served as our Vice President, Biological Research and Development since March 1, 2005. Dr. Mehta served as our Director of Biological Research and Development from May 2003 through February 2005, as our Director of Molecular and Cell Biology from 1999 through May 2002 and in various other capacities with the Company from 1982 through 1999. Dr. Mehta obtained a Doctorat d’Universite degree (equivalent to a Ph.D.) from the Universite Louis Pasteur in Strasbourg, France in 1976. Prior to joining Unigene, Dr. Mehta worked at the Cancer Research Institute in Bombay, India and at the University of Nebraska at Lincoln.

Mr. Marvin L. Miller has been an independent consultant since 2006.  From 2002 through February 2006, he was the Executive Chairman of Onconova Therapeutics, Inc., a biotechnology company. From 1994 through 2002, he served as President of Nextran Inc., a biotechnology company affiliated with Baxter Healthcare Corporation. Prior to joining Nextran, Mr. Miller served as Vice President, Biotechnology Licensing for American Cyanamid Company. Previously, Mr. Miller was Vice President, Johnson & Johnson International as well as Corporate Vice President at Hoffman-LaRoche. Mr. Miller previously was a director of GTC Biotherapeutics, Inc., Onconova Therapeutics, Inc. and Tepnel Life Sciences PLC.  Mr. Miller received a B.S. degree in pharmacy from the Philadelphia College of Pharmacy & Science and an M.B.A. degree from the University of Wisconsin.  He brings to the Board extensive experience in the biotechnology and pharmaceutical industries, as well as strategic planning.

Mr. Ashleigh Palmer was appointed President and CEO by the Board of Directors of Unigene in June 2010.   Prior to joining Unigene, Mr. Palmer headed the strategic advisory firm, Creative BioVentures(TM) Corporation (2002 to present) and served as CEO of Critical Biologics Corporation, a critical care company (2006 to 2010). Previously, Mr. Palmer was Vice President of Business Development at Ohmeda, Inc (1992-1997). During his tenure, Mr. Palmer played a key role in the $1.2 billion sale of Ohmeda to a consortium including Baxter and Becton, Dickinson by spinning out Ohmeda's nitric oxide assets to found INO Therapeutics, Inc (1997-2001). Under his leadership as President and CEO, INO commercialized the world's first selective pulmonary vasodilator, INOmax(R), establishing a greater than $100 million revenue stream within the first 24 months of launch with only 13 sales representatives. Subsequently, INO was sold to critical care company Ikaria in 2007 for $670 million. Earlier in his career, Mr. Palmer held positions of increasing responsibility at Seton Healthcare Group and, prior to this, Reckitt and Colman PLC. He received his MBA degree from the University of Bradford, England and his BSc, in Biochemistry and Applied Molecular Biology, from the University of Manchester, England.

Dr. Paul P. Shields has served as our Vice President, Manufacturing Operations since March 1, 2005. Dr. Shields served as our Director of Plant Operations from 2001 through February 2005, as our Plant Manager from 1995 through 2001, and in various other capacities with the Company from 1989 through 1995. Dr. Shields holds a Ph.D. in biochemistry from the University of Pennsylvania and a B.S. in chemical engineering from the University of Michigan.

Mr. William Steinhauer, CPA, has served as our Vice President of Finance since March 1, 2005. Mr. Steinhauer served as Unigene’s Director of Finance from October 2003 through February 2005 and as our Controller from July 1987 through September 2003. Prior thereto, Mr. Steinhauer served as Chief Financial Officer, Treasurer and Secretary of Refac Technology Development Corporation, a company involved in patent licensing and technology transfer. Mr. Steinhauer holds a Bachelor of Science degree in accounting from Brooklyn College.

Ms. Roxanne Tavakkol joined Unigene in March 2010 as Senior Director of Global Regulatory Affairs and was promoted to Vice President of Global Regulatory Affairs in October 2010.  Ms. Tavakkol brings 20 years of pharmaceutical regulatory and research experience to her position.  Prior to joining Unigene, she served on the Thrombosis Business Unit senior leadership team for The Medicines Company (2007-2010).  Ms. Tavakkol spent 13 years at Novartis Pharmaceuticals Corporation (1994-2007) in positions of increasing responsibility in Drug Regulatory Affairs.  Early in her career, she worked in biologic drug discovery in both industry and academic settings.  She holds a Masters Degree in Molecular Biology from The Ohio State University.

Ms. Jenene Thomas brings to Unigene extensive investor relations and corporate communications experience in the biopharmaceutical industry, both in public and private companies. Ms. Thomas joined Unigene in November 2010 from Amicus Therapeutics, where she served as Director, Investor Relations and Corporate Communications from December 2008 – November 2010. Prior to Amicus, she was the CEO and President of JDT Communications, from April 2008 – December 2008, where she provided investor relations and corporate communications counsel and created fully integrated communications plans for companies including Enzon Pharmaceuticals and Regado Biosciences. From November 2005 – April 2008, Ms. Thomas served as Senior Director, Investor Relations and Corporate Communications at Aeterna Zentaris. As the company's first U.S. employee, Ms. Thomas rapidly established broad awareness in the U.S. with analysts and other stakeholders in the financial community. She also held investor relations positions of increasing responsibility at Savient Pharmaceuticals, Reliant Pharmaceuticals and Pharmacia Corporation.

Mr. Joel A. Tune is currently an independent consultant working with a variety of private equity, venture capital and healthcare startup firms focused in the healthcare products and services arena.  He is also a member of the Board of Directors for Laureate Pharmaceuticals (a mammalian cell culture contract development/manufacturing company).  Joel spent 28 years with Baxter Healthcare in progressively larger roles in product development, sales and marketing, strategy, M&A and general management.  His last role at Baxter was as Vice President and General Manager of the BioPharma Solutions Business, with global responsibility for the rapidly growing $80M franchise which provided services and technology to pharmaceutical and biotechnology companies worldwide.  He was a member of the Board of Directors for Epic Therapeutics in 2002 when Baxter was a minority shareholder in the company. Mr. Tune was recommended to the Company’s Nominating and Corporate Governance Committee as a director candidate in 2010 by certain of the Company’s non-management directors.  Mr. Tune brings extensive knowledge of the industry and operating expertise to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements during 2010 and through the date of this proxy statement.

Ethics and Business Conduct Policy

The Company has adopted an ethics and business conduct policy. It describes specific policies concerning the ethical conduct of the Company’s business and applies to all officers, directors and employees. Our policy is posted on our website, http://www.unigene.com/legal.html. The information on our website is not a part of or incorporated by reference into the Form 10-K or this Form 10-K/A. Upon written request to Unigene Laboratories, Inc., 81 Fulton Street, Boonton, NJ 07005, we will provide to stockholders without charge a copy of our ethics and business conduct policy. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer or principal financial officer, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies by posting such information on the Company’s internet website at www.unigene.com.

Audit Committee of the Board of Directors

One of the three standing committees of the Board of Directors is the Audit Committee.  The responsibilities of the Audit Committee include the following:  (i) to annually select a firm of independent public accountants to act as auditors of the Company; (ii) to review the scope of the annual audit with the auditors in advance of the audit, (iii) to review the results of the audit and the adequacy of the Company’s internal controls; (iv) to oversee management’s conduct of the Company’s financial reporting process; and (v) to approve fees paid to the auditors for audit and non-audit services. The current members of the Audit Committee are Allen Bloom (Chairman), Zvi Eiref and Marvin L. Miller. The Audit Committee held nine meetings during 2010. The Board of Directors adopted a written Audit Committee charter in 2005 and revised it in 2007, and that charter is available on our website, http://www.unigene.com. All members of the Audit Committee are considered to be “independent” as that term is defined under the listing standards of the Nasdaq Stock Market, LLC and as that term is used in Section 10A(m)(3) of the Exchange Act.  In addition, Zvi Eiref is considered by the Board of Directors to be an “audit committee financial expert” as described in Rule 407(d)(5) of Regulation S-K, promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in 2010 compensation for the Company’s executive officers identified in the Summary Compensation Table (“Named Executive Officers”).

Compensation Committee.

The Compensation Committee (“Committee”) makes recommendations to the Board of Directors regarding the compensation – including base salary, annual bonus and long-term incentive opportunities – of the Company’s Named Executive Officers including the Chief Executive Officer (the “CEO”).

The Committee in 2010 was composed of three non-employee Directors, all of whom are independent directors under the listing standards of The Nasdaq Stock Market, LLC and the Securities and Exchange Commission rules.  The Committee has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation.  Accordingly, the Committee has overall responsibility for approving and evaluating the various components of the Company’s executive compensation program.  At least once a year, the Committee evaluates the performance of, and determines the compensation of, the Named Executive Officers.

The Committee operates under a written charter adopted by the Board of Directors of the Company in 2005. A copy of this charter is available on the Company’s website, http://www.unigene.com.

The Company’s Compensation Philosophy and Objectives.

The objectives of the Company’s executive compensation program are to facilitate recruitment, motivation and retention of individuals possessing the skills required to move the Company to profitability and to assist in the achievement of the Company’s long-term business objectives.

To obtain these objectives, the Company’s executive compensation program is designed to:

a.	Provide compensation that is as competitive as possible, given the financial constraints of the Company, measured against companies of similar size in our industry.
b.	Reward individual performance in achieving Company goals and objectives.
c.	Assure that executive interests are aligned with stockholder interests by providing long-term equity incentives.
d.	Provide sufficient flexibility to ensure that the Company can respond promptly to changing needs through a variety of cash and equity compensation incentives.
e.	Reward both group and individual performance in the Company’s achievement of both short-term and long-term successes.

Each component of our compensation program is designed to achieve the following specific purposes:

•
Base salary and benefits are intended to attract and retain executives and to reward skills, experience and performance in the roles they play within the Company.  These components of compensation are designed to reflect the practices in the biotechnology and pharmaceutical industries where we compete for talent.

•
Annual cash bonuses, when awarded, are designed to help keep employees focused on meeting or exceeding short-term business objectives and individual performance goals.  Such bonuses have not been a significant part of total compensation.

•
Long-term incentives, which consist primarily of stock options and restricted stock, focus executives’ efforts on achieving the multi-year financial-performance and strategic objectives of moving the Company toward profitability and reducing the reliance on outside financing,  and link management compensation with the interests of stockholders.

•
The benefits provided by change-in-control severance agreements encourage certain key employees to continue managing the Company’s business in the face of rumored or actual fundamental corporate changes without being unduly distracted by the uncertainties of their personal affairs.

Compensation considerations.

•
Compensation is reviewed at least annually to ensure that Company compensation levels serve both incentive and retention purposes.  In 2010, the Compensation Committee engaged the services of Frederick W. Cook & Co., Inc., a compensation consulting firm, to review the Company’s Fourth Quarter Bonus Plan. Competitiveness of the compensation program is also evaluated based on the personal knowledge of Committee members having familiarity with various forms and types of compensation both from public reports issued by other companies and from their own business experience in other companies.

•	Additional weighting is applied to individual compensation levels based on the personal contributions made by the individual executive and the recommendations of the CEO.
•	In addition to the above, actual cash compensation changes reflect the current cash position of the Company and its historical practice of emphasizing equity compensation.
•
The Company historically and currently provides long-term incentive compensation through the granting of stock options and, beginning in 2008, grants of restricted stock in lieu of a portion of additional cash compensation.  The 2006 Plan permits the Committee to grant a variety of equity for both incentive and retention purposes.  Equity compensation has historically been an important element of compensation due to the Company’s need to conserve cash.

The Company has a long-term objective of increasing the base salaries of the Named Executive Officers closer to the 50th percentile of companies of our size. The Company continues to work toward that objective but has not yet achieved it.  Given the fact that the Company has not yet achieved profitability and is required to go to the market periodically to raise additional funds, the Company has emphasized equity compensation rather than cash compensation.  Overall Company performance governs the total amount of equity awards given out each year, and individual performance influences allocation to individual executives.

Committee Processes; Role of CEO in Setting Compensation.

A complete description of the Committee’s processes and the role of the CEO in setting compensation for the other Named Executive Officers can be found earlier in this proxy in the section entitled “Corporate Governance – Committees of the Board of Directors.”  The Committee reviews and makes recommendations to our Board to ensure that our executive compensation program is consistent with our compensation objectives.  The Committee administers our equity compensation plan.  At our June 2006 Annual Meeting, the stockholders approved the adoption of the 2006 Plan.  All employees and directors, as well as certain consultants, are eligible to receive grants under the 2006 Plan.  Allowable grants under the 2006 Plan include stock options, phantom stock, appreciation rights, restricted stock, deferred stock and other stock-based awards.  Options granted under the 2006 Plan have a ten-year term and an exercise price equal to the market price of the common stock on the date of the grant.

All the actions of the Committee are reported to the Board for approval either orally, or in the form of copies of Committee minutes distributed to Board members in advance of regularly scheduled Board meetings.    In setting compensation for Named Executive Officers other than the CEO, the Committee requests, reviews and acts on recommendations of the CEO.

The CEO proposes base salaries and annual and long-term incentives for the other Named Executive Officers based on his evaluation of individual and Company performance and expected future contributions.  The Committee reviews the CEO’s recommendations for compensation of Named Executive Officers and makes recommendations to the Board with respect to the compensation for all Named Executive Officers including the CEO.  The Committee’s recommendations for the CEO’s and the other Named Executive Officers’ compensation are subject to approval of the entire Board of Directors.

Elements of Executive Pay.

The Company’s executive compensation program is composed of three principal components:
•	base salary;
•	annual discretionary cash bonuses; and
•	long-term incentives, consisting of restricted stock and stock option awards.

Compensation awards with respect to the CEO reflect the Committee’s assessment of the CEO’s performance relative to Company goals and objectives and the CEO’s individual performance objectives.  Compensation awards with respect to the other Named Executive Officers reflect the CEO’s and the Committee’s assessment of each officer’s performance relative to Company goals and objectives, departmental or functional area goals and individual performance objectives.  Key among these goals are the Company’s goals of moving toward profitability and reducing reliance on outside financing.

The Company has also entered into employment contracts with certain of the Named Executive Officers whose abrupt departure would most impact the ongoing operations of the Company.   In addition to the compensation components listed above, these contracts provide for post-employment severance payments and benefits in the event of termination under certain circumstances.  The terms of these contracts are described in more detail below (see the section entitled “Potential Payments Upon Termination or a Change in Control”).  The Committee believes that these contracts provide an incentive to these executives to remain with the Company and serve to align the interest of these executives and stockholders in the event of a potential acquisition of the Company.

Base Salaries

In General
Base salaries generally are based on job responsibilities and individual contribution.   Base salaries are targeted at a competitive range at the 50th percentile of companies our size in our industry although no salaries have yet reached that target.  The target is considered appropriate given the current stage of the Company. We have continued to rely on the periodic grant of stock options as well as the grant of restricted stock as an alternative to more substantial base salary increases reflecting the multiple cash needs of the Company. In addition, salary levels vary according to the executive’s experience, length of service in the position, the Committee’s view of personal performance and the influence of compensation structures in the New York/New Jersey market where the Company competes for talent.

2010 Base Salaries
Due to the Company’s restructuring and cash situation, the Committee recommended in 2010 to decrease base salaries, as of January 1, 2010, for all officers then employed by the Company by 5% from their 2009 amounts. The Company’s ultimate goal is to move salaries closer to the 50% target for recruiting, incentive and retention purposes.

Cash Bonuses

2010 Bonuses
During 2010 the Committee of the Board approved a bonus plan for the fourth quarter of 2010.  The goal of the bonus plan was to align the interests of Unigene employees with the Company’s strategy of cost savings and revenue generation.  A fourth quarter bonus pool was to be established based on the achievement of certain cost savings and the generation of certain levels of revenue.  The Company reached its minimum target of $1,400,000 in cost savings and revenue generation, thereby creating a bonus pool of $140,000 which was paid to employees in January 2011.  The bonus pool was split among all employees, including Named Executive Officers as follows:  50% of the bonus pool was distributed evenly among employees and 50% of the bonus pool was distributed to employees pro rata based on base salaries.

In June 2010, Ashleigh Palmer, President and CEO, received a signing bonus in the amount of $40,000.  In addition, in December 2010, the Board of Directors approved a year-end bonus payment to Mr. Palmer in the amount of $25,000 in recognition of his efforts in rebuilding the organization and extending the Company’s runway.  Mr. Palmer chose not to participate in the aforementioned fourth quarter bonus pool.

Long-Term Incentives

Stock Options In General
Stock options provide for financial gain derived from the potential appreciation in stock price from the date that the option is granted until the date that the option is exercised.  Typically, the exercise price of stock option grants is the closing price of Unigene common stock on the grant date.  Stock options have various vesting periods and generally have an exercise term of 10 years from the grant date.  Options that are vested – i.e., exercisable – at the time of an employee’s death or disability will remain exercisable for up to 180 days.  Upon termination for any other reasons (other than cause), vested options typically may be exercised for 90 days.  Options will expire immediately in the event of a for-cause termination, as defined in the 2006 Plan.

The Company does not coordinate grants of options based upon the timing of favorable or unfavorable information.    In addition to periodic option awards, the Committee may recommend for Board approval option awards to newly hired executives or in recognition of an executive’s promotion or expansion of responsibilities.

2010 Stock Option Awards
The Committee decided in March 2010 to recommend for Board approval options to certain of the Named Executive Officers.  These options were issued under amended and restated Change in Control Agreements, described below in the “Potential Payments Upon Termination or a Change in Control – Change in Control Agreements” section of this Proxy Statement, which were executed in connection with the Company’s debt restructuring with Victory Park.

Restricted Stock

Equity awards are an integral part of our overall executive compensation program because we believe that our long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing stockholder value over time.  In January 2010 we issued restricted stock that vested 50% in six months and 50% in one year to all employees including Named Executive Officers who were employed as of January 1, 2010.  These awards were made to partially compensate for the 5% salary reduction in January 2010.  The number of shares granted was approximately equivalent to the dollar reduction in salary.

Non-Qualified Deferred Compensation Program

In December 2005, our Board of Directors approved the adoption of a deferred compensation plan for Ronald Levy, the former Executive Vice President and Director of the Company, and Warren Levy, the former President, Chief Executive Officer and Director of the Company (together, the “Deferred Compensation Program”). The major features of the plan are as follows: the Company agreed to credit a book account with $25,000 per year on January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for an aggregate of $225,000 for each participant. These annual credits are included for Warren Levy in the All Other Compensation column of the Summary Compensation Table for each of the years 2008 through 2010.  The credits to the accounts are immediately 100% vested; upon the death of a participant, any remaining contributions would immediately be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions would immediately be made to each participant’s account.  The entire value of the account would be distributed as follows:  upon attainment of age 75, 25% of balance, upon attainment of age 76, 33.33% of remaining balance, upon attainment of age 77, 50% of remaining balance, and the remainder of the balance upon attainment of age 78; in the event of a participant’s death or disability, 50% of the participant’s account balance would be distributed following his death or disability and the remainder distributed on the first anniversary of his death or disability.  The non-qualified deferred compensation program is intended to operate in a manner consistent with Internal Revenue Code Section 409A.

The Deferred Compensation Program was amended on March 16, 2011 pursuant to a Settlement and Release Agreement and Amendments entered into by and among the Company, Ronald Levy, Warren Levy and the other parties signatory thereto. Details of these amendments, which accelerated and modified the Company’s payment of obligations under the Deferred Compensation, are described below under the “Potential Payments Upon Termination or a Change in Control – Settlement Agreement” and “Certain Relationships and Related Transactions – Related Party Transactions – Notes Payable-Levys” sections of this Proxy Statement.

Change In Control Agreements

During 2008, in light of data which the Compensation Committee received from its outside compensation consultant, the Compensation Committee recommended to the Board of Directors that the Company enter into change in control agreements with certain of the Company’s Vice Presidents as an incentive to these executives to remain with the Company and to align the interest of these executives and stockholders in the event of a potential acquisition of the Company. These agreements were amended and restated in March 2010.  Details of these agreements are described under “Potential Payments Upon Termination or a Change in Control.”

Stock Ownership/Retention Requirements.

The Company does not require its Named Executive Officers to maintain a minimum ownership interest in the Company.

Other Compensation and Perquisite Benefits

In addition to the principal categories of compensation described above, the Company provides its Named Executive Officers with coverage under its broad-based health and welfare benefits plans, including medical, dental, disability and life insurance.  The Company also sponsors a 401(k) Plan.  The Company’s 401(k) Plan is a tax-qualified retirement savings plan pursuant to which all employees, including the Named Executive Officers, are able to contribute to the 401(k) Plan up to the limit prescribed by the Internal Revenue Code on a before-tax basis.  Historically, the Company made a matching contribution of 50% of the first 4% of pay contributed by the employee to the 401(k) Plan, but no matching contribution was made in 2010.  There will be no matching contribution for 2011.  All contributions made by a participant, as well as matching contributions by the Company, vest immediately.

The Company’s Named Executive Officers are not generally entitled to benefits that are not otherwise available to all of the Company’s employees.  In this regard it should be noted that the Company does not provide pension arrangements (other than the 401(k) Plan), post-retirement health coverage or similar enhanced benefits for its executives.

Tax and Accounting Considerations for Executive Compensation.

Deductibility of Executive Compensation – IRC Section 162 (m)

Section 162(m) of the Internal Revenue Code generally disallows the deductibility of compensation paid to officers to the extent it exceeds $1 million per executive.  Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if specified requirements are met.  No executive officer has ever exceeded this limit.

Non-Qualified Deferred Compensation – IRC Section 409A

IRC Section 409A contains the tax rules applicable to non-qualified deferred compensation arrangements.  A more detailed discussion of our non-qualified deferred compensation arrangements is provided above under the heading Non-Qualified Deferred Compensation Program.

Accounting for Stock-Based Compensation –ASC 718

We include the accounting impact of equity awards as required under ASC 718 in our financial statements.  The non-cash accounting charge for equity compensation has not been a primary factor considered in determining the size of individual awards granted to employees, consultants and directors.  We will continue to carefully quantify and monitor the non-cash accounting expense of our equity programs.

Compensation Risk Assessment

The Committee has determined that there are no risks arising from the Company’s compensation policies and practices for its employees that are reasonably likely to have a material adverse effect on its business or operations.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or “incorporated by reference” in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The Compensation Committee of our Board of Directors has reviewed and discussed the foregoing Compensation Discussion and Analysis, which is required by Item 402(b) of Regulation S-K, with management.  Based on our review and discussions with management, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and in the Company’s Annual Report on Form 10-K for our fiscal year ended December 31, 2010.

SUBMITTED BY THE COMPENSATION COMMITTEE
OF THE COMPANY’S BOARD OF DIRECTORS

Zvi Eiref, Chairman
Marvin Miller
Joel Tune
April 1, 2011

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by the Chief Executive Officer, the Principal Financial Officer and the next three highest paid executive officers for the fiscal year ended December 31, 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)
Ashleigh Palmer, President, Chief Executive Officer and Director	2010	201,923	65,000	--	794,869	--	7,113	1,068,905

Warren P. Levy, former President, Chief Executive Officer and Director (1)	2010 2009 2008	227,324 345,000 292,962	-- -- --	6,055 -- 60,000	36,974 58,880 193,100	-- -- --	32,310 31,550 93,604	302,663 435,430 639,666

William Steinhauer, Vice President of Finance	2010 2009 2008	199,500 210,000 206,667	-- -- --	7,350 -- 20,000	44,246 22,080 69,516	3,385 -- --	4,780 8,295 33,150	259,261 240,375 329,333

Nozer Mehta, Vice President, Biological R&D	2010 2009 2008	232,750 245,000 240,833	-- -- --	8,610 -- 20,000	44,246 23,920 65,654	3,777 -- --	7,752 9,610 28,485	297,135 278,530 354,972

Gregory Mayes, Vice President, Corporate Development and General Counsel	2010	65,401	--	--	208,101	4,156	3,212	280,870

Paul P. Shields, Vice President, Manufacturing	2010 2009 2008	210,900 222,000 218,667	-- -- --	7,770 -- 20,000	44,246 22,080 61,792	3,519 -- --	9,351 9,610 20,821	275,786 253,690 321,280

(1)	Resigned effective September 9, 2010.

(2)
The amounts in this column represent the grant date fair value of restricted stock in accordance with ASC 718.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For 2010 restricted stock grants, fair value is calculated using the closing price of our Common Stock on January 15, 2010, the date of grant.  See Note 16 of the financial statements of the Company’s Annual Report for the year ended December 31, 2010 regarding assumptions underlying valuation of equity awards.

(3)
Amounts are calculated in accordance with ASC 718.  See Note 16 of the financial statements of the Company’s Annual Report for the year ended December 31, 2010 regarding assumptions underlying valuation of equity awards.  These figures represent the grant date fair value of stock options to purchase shares of our Common Stock under the 2006 Plan.

(4)	All Other Compensation includes:

Name	Year	Nonqualified Deferred Compensation	Reimbursement for Unused Vacation Days ($)	Matching Contribution to 401(k) Plan ($)	Health/Life Insurance Premiums ($)	Other ($)	Total ($)
Ashleigh Palmer	2010	--	--	--	7,113	--	7,113
Warren Levy (1)	2010 2009 2008	25,000 25,000 25,000	-- -- 62,578	-- 4,900 4,600	6,310 650 426	1,000 1,000 1,000	32,310 31,550 93,604
William Steinhauer	2010 2009 2008	-- -- --	-- -- 24,352	-- 4,900 4,467	4,030 2,645 3,581	750 750 750	4,780 8,295 33,150
Nozer M. Mehta	2010 2009 2008	-- --	-- -- 19,506	-- 4,900 4,600	7,752 4,710 4,379	-- -- --	7,752 9,610 28,485
Gregory Mayes	2010	--	--	--	3,212	--	3,212
Paul P. Shields	2010 2009 2008	-- -- --	-- -- 11,911	-- 4,900 4,531	9,351 4,710 4,379	-- -- --	9,351 9,610 20,821
(1) Resigned effective September 9, 2010.

GRANTS OF PLAN-BASED AWARDS

The table below sets forth certain information with respect to stock awards and options granted during the fiscal year ended December 31, 2010 to each of our named executive officers listed in the Summary Compensation Table above.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	All Other Stock Awards: Number of Shares of Stock (#) (1)	Exercise or Base Price Of Option Awards ($ /Sh)	Grant Date Fair Value of Stock and Options Awards

Ashleigh Palmer	June 9, 2010	1,500,000 (2)	--	$0.68	$576,638
	June 15, 2010	500,000 (3)	--	$0.77	$218,231

Warren Levy	January 15, 2010		17,300		$12,110
	March 17, 2010	100,000 (4)	--	$1.20	$36,974

William Steinhauer	January 15, 2010		10,500	--	$7,350
	March 19, 2010	100,000 (5)	--	$0.79	$44,246

Nozer Mehta	January 15, 2010		12,300	--	$8,610
	March 19, 2010	100,000 (5)	--	$0.79	$44,246

Gregory Mayes	October 4, 2010	600,000	--	$0.64	$208,101

Paul P. Shields	January 15, 2010		11,100	--	$7,770
	March 19, 2010	100,000 (5)	--	$0.79	$44,246

(1)
Restricted stock grant on January 15, 2010 vests in two equal installments on each of July 15, 2010 and January 15, 2011.  This grant was to partially compensate for 5% salary decrease effective as of January 1, 2010.

(2)	Option vests in three equal installments on each of June 9, 2011, June 9, 2012 and June 9, 2013.
(3)	Option vests in three equal installments on each of June 15, 2011, June 15, 2012 and June 15, 2013.
(4)	Option vested in full on September 9, 2010.
(5)	Option vests in four equal installments on each of March 19, 2011, March 19, 2012, March 19, 2013 and March 19, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS				STOCK AWARDS

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares Of Stock that Have Not Vested (5) (#)	Market Value of Shares of Stocks that Have Not Vested (6)
Name	Exercisable	Unexercisable
Ashleigh Palmer	--	500,000 (1)	$0.68	12/9/14	--	--
	--	500,000 (1)	$0.68	12/9/15
	--	500,000 (1)	$0.68	12/9/16
	--	166,666 (1)	$0.77	12/15/14
	--	166,667 (1)	$0.77	12/15/15
	--	166,667 (1)	$0.77	12/15/16

Warren Levy	100,000	--	$0.47	12/4/11	--	--
	125,000	125,000 (2)	$1.43	4/16/18
	40,000	120,000 (3)	$0.60	4/5/19
	100,000	--	$1.20	3/9/14

William Steinhauer	14,000	--	$0.31	4/13/13	5,250	$3,570
	30,000	--	$2.30	2/28/15
	10,000	--	$1.58	4/5/15
	65,000	--	$4.02	4/19/16
	45,000	45,000 (2)	$1.43	4/16/18
	15,000	45,000 (3)	$0.60	4/5/19
	--	100,000 (4)	$0.79	3/18/20

Nozer Mehta	75,000	--	$0.31	4/13/13	6,150	$4,182
	40,000	--	$2.30	2/28/15
	25,000	--	$1.58	4/5/15
	55,000	--	$4.02	4/19/16
	42,500	42,500 (2)	$1.43	4/16/18	--	--
	16,250	48,750 (3)	$0.60	4/5/19
	--	100,000 (4)	$0.79	3/18/20

Gregory Mayes	--	600,000 (7)	$0.64	10/3/20	--	--

Paul Shields	40,000	--	$2.30	2/28/15	5,550	$3,774
	55,000	--	$4.02	4/19/16
	40,000	40,000 (2)	$1.43	4/16/18
	15,000	45,000 (3)	$0.60	4/5/19
	--	100,000 (4)	$0.79	3/18/20

(1)	These unexercisable option shares at December 31, 2010 were granted in June 2010 and vest one-third per year from June 2011 through June 2013.
(2)	These unexercisable option shares at December 31, 2010 were granted in April 2008 and vest 25% per year from April 2009 through April 2012.
(3)	These unexercisable option shares at December 31, 2010 were granted in April 2009 and vest 25% per year from April 2010 through April 2013.
(4)	These unexercisable option shares at December 31, 2010 were granted in March 2010 and vest 25% per year from March 2011 through March 2014.
(5)	Restricted shares granted January 15, 2010 and vest January 15, 2011.
(6)	Based on closing stock price of $0.68 as of December 31, 2010.
(7)	These unexercisable option shares at December 31, 2010 were granted in October 2010 and vest one-third per year from October 2011 through October 2013.

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ashleigh Palmer	--	--	--	--
Warren Levy	--	--	8,650	5,796
William Steinhauer	--	--	5,250	3,518
Nozer Mehta	--	--	6,150	4,121
Gregory Mayes	--	--	--	--
Paul Shields	--	--	5,550	3,719
(1)	Grant of restricted stock on January 15, 2010. 50% of total shares granted vested on July 15, 2010. The balance vested on January 15, 2011.

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings (Losses) in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Ashleigh Palmer	--	--	--	--	--
Warren Levy (1)	--	25,000	857	--	135,736
William Steinhauer	--	--	--	--	--
Nozer Mehta	--	--	--	--	--
Greg Mayes	--	--	--	--	--
Paul Shields	--	--	--	--	--

(1)
In December 2005, our Board of Directors approved the adoption of a deferred compensation plan for Ronald Levy, former Executive Vice President and Director of the Company, and Warren Levy, former President and CEO and Director of the Company.  The major features of the plan are as follows:  the Company agreed to credit a book account with $25,000 per year on January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for an aggregate of $225,000 for each participant.  These annual credits are included in the All Other Compensation column of the Summary Compensation Table for each of the years 2007 through 2009.  The credits to the accounts are immediately 100% vested; upon the death of a participant, any remaining contributions would immediately be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions would immediately be made to each participant’s account.  The entire value of the account would be distributed as follows:  upon attainment of age 75, 25% of balance, upon attainment of age 76, 33.33% of remaining balance, upon attainment of age 77, 50% of remaining balance, and the remainder of the balance upon attainment of age 78; in the event of a participant’s death or disability, 50% of the participant’s account balance would be distributed following his death or disability and the remainder distributed on the first anniversary of his death or disability.

The Deferred Compensation Program was amended on March 16, 2011 pursuant to a settlement agreement, as more fully described below under the “Potential Payments Upon Termination or a Change in Control – Settlement Agreement” and “Certain Relationships and Related Transactions – Related Party Transactions – Notes Payable-Levys” sections of this Proxy Statement.

POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL

The amount of compensation payable to each Named Executive Officer upon termination without cause or for good reason and upon termination following a change of control is described below.  The actual amounts to be paid out can only be determined at the time of such executive’s actual separation from the Company.

Employment Agreements

Ashleigh Palmer

On June 9, 2010, the Company appointed Ashleigh Palmer as the Company’s President and Chief Executive Officer and he also serves as a director of the Company.  In connection with this appointment, the Company entered into an employment agreement (the “Palmer Agreement”), effective June 9, 2010 (the “Effective Date”), with Mr. Palmer.  The Palmer Agreement provides for a one year term (the “Term”) and establishes Mr. Palmer’s annual salary as $360,000.  It also grants him a $40,000 signing bonus and an option (the “Option”) to purchase 1,500,000 shares of Company common stock, exercisable at the closing price of the Company’s common stock on the Effective Date.  One-third of the Option will vest on each of the first, second and third year anniversaries of the Effective Date, provided that Mr. Palmer remains employed by the Company through each vesting date.  The Option will be exercisable (to the extent vested) until three and one-half years following the vesting date.  The Palmer Agreement also provided that if the requisite number of Company stockholders approve, at the Company’s Annual Meeting of Stockholders scheduled to be held on June 15, 2010, the proposal to increase the shares available for grant under the 2006 Plan, the Board may choose to grant Mr. Palmer an option (the “Additional Option”) to purchase up to an additional 500,000 shares of Company common stock.  Accordingly, the Additional Option was granted to Mr. Palmer on June 15, 2010, to vest in three equal portions on the first, second and third anniversary dates of the grant of such award.

Furthermore, pursuant to the Palmer Agreement, Mr. Palmer will receive a lump sum bonus of $250,000 if beginning during the Term the closing price of the Company’s common stock on the Over-the-Counter Bulletin Board (or whatever market on which such stock is trading) is $2.00 per share or greater for sixty consecutive trading days.  Mr. Palmer is also permitted to participate in the Company’s regular bonus program and employee benefit plans.

The Palmer Agreement also contains a non-disparagement clause, as well as non-competition and non-solicitation clauses that apply for one year following Mr. Palmer’s termination of employment for any reason, and obligates Mr. Palmer to maintain the confidentiality of any business or scientific information that he receives during the course of his employment.

The Palmer Agreement provides that upon (a) termination of Mr. Palmer’s employment by the Company for any reason other than cause (as defined in the Palmer Agreement), (b) Mr. Palmer’s resignation upon sixty days advance written notice within sixty days of a change of control of the Company or (c) Mr. Palmer’s resignation for good reason (which is defined to mean the Company’s failure to employ Mr. Palmer in an executive position, a material diminution of Mr. Palmer’s salary and benefits in the aggregate or a 75 mile or more relocation of Mr. Palmer’s regular work location), (i) the Company will make a severance payment to Mr. Palmer equal to the greater of (x) the unpaid portion of his annual salary for the remainder of the Term or (y) three months of his then-current annual base salary, payable in accordance with the regular payroll cycle of the Company, and (ii) the Company will pay the applicable premiums for coverage of Mr. Palmer and his family under the Company’s health plans for three months immediately following the date of his termination, provided he timely and properly elects continuation of such coverage under COBRA and remains eligible for such coverage.   In addition, if Mr. Palmer’s employment is terminated by the Company for any reason other than cause, one-third of the Option will vest.

Gregory Mayes

On October 4, 2010, the Company appointed Gregory Mayes as the Company’s Vice President, Corporate Development and General Counsel and he also serves as the Company’s Secretary.  In connection with his appointment, the Company entered into an employment agreement effective October 4, 2010 with Mr. Mayes (the “Mayes Agreement”).  The Mayes Agreement provides an annual salary of $265,000 and options to purchase 600,000 shares of the Company’s common stock exercisable at the closing price of the Company’s common stock as of October 4, 2010.  One-third of the option will vest on each of the first, second and third year anniversaries of October 4, 2010, provided that Mr. Mayes remains employed by the Company through each vesting date.  The option will be exercisable (to the extent vested) until October 3, 2020. The Mayes Agreement provides that upon (a) termination of Mr. Mayes’ employment by the Company for any reason other than cause or a change in control (as defined in the Mayes Agreement), Mr. Mayes will receive four (4) months of his then-current annual base salary, payable in accordance with the regular payroll cycle of the Company, and (ii) the Company will pay the applicable premiums for coverage of Mr. Mayes and his family under the Company’s health plans for four months immediately following the date of his termination, provided he timely and properly elects continuation of such coverage under COBRA and remains eligible for such coverage.   In addition, if Mr. Mayes’ employment is terminated by the Company for any reason other than cause, one-third of the option granted to him on October 4, 2010 will immediately vest and will remain exercisable until the earlier of three years following his termination of employment and October 3, 2020.  The Mayes Agreement also contains a non-disparagement clause.

Warren Levy

Dr. Warren Levy served as the Company’s Chief Executive Officer and President pursuant to an employment agreement, effective January 1, 2000, with the Company, as amended effective December 22, 2008, and as further amended on March 17, 2010 (as amended, the “Levy Employment Agreement”), until his resignation on September 9, 2010.

The Levy Employment Agreement provided for an annual base salary of $327,750 and the agreement would be renewed on a year-to-year basis unless either party notified the other of the desire not to renew the agreement no later than three months prior to the scheduled termination date.  It also granted Dr. Warren Levy an option to purchase 100,000 shares of the Company’s Common Stock, exercisable at $1.20 per share.  The option was to vest upon the three-month anniversary of the hiring and appointment of a new CEO of the Company and will be exercisable (to the extent vested) until the earlier of three and one-half years following the vesting date or ten years following March 17, 2010.  This option vested on September 9, 2010 and it will remain exercisable until March 9, 2014.

The Levy Employment Agreement also provided that, upon (a) termination of the employment of Dr. Warren Levy by the Company without cause or (b) Dr. Warren Levy’s resignation for good reason (which was defined to mean a change of control of the Company or a material diminution of Dr. Warren Levy’s responsibilities without his consent, which included Unigene’s hiring of a new CEO, provided that, after the Company’s hiring of a new CEO Dr. Warren Levy would not resign for good reason due to material diminution for three months thereafter), the Company would make a lump-sum severance payment to Dr. Warren Levy payable six months following termination equal to Dr. Warren Levy’s then-current annual salary (the “Lump-Sum Severance Payment”), plus the cash value of all accrued vacation days (the “WL Vacation Pay”).  In addition, the Company would make a payment equal to six months of Dr. Warren Levy’s then-current annual salary (the “Extended Severance Payment”), which would be paid over the six month period immediately following the twelve month anniversary of the termination date.  In addition, upon termination or resignation as described above, all of Dr. Warren Levy’s outstanding and unvested stock options would vest in full immediately and any of Dr. Warren Levy’s options would remain exercisable until the earlier of three and one-half years following such termination date or until the termination date of the option.  If permitted pursuant to the Unigene healthcare plan, Dr. Warren Levy would continue to receive healthcare benefits under Unigene’s healthcare plan, with Unigene paying the portion of the premium associated with the coverage that it would pay if Dr. Warren Levy was then a current eligible employee and with family coverage at least as favorable to Dr. Warren Levy as the most extensive healthcare benefit offered by Unigene to any employee, for a period of 18 months following the date of termination.  The Levy Employment Agreement further provided that, upon Dr. Warren Levy’s termination of employment due to disability, the Company would make a lump-sum severance payment to Dr. Warren Levy equal to his then-current annual salary.  Furthermore, under the Deferred Compensation Program described above in the “Compensation Discussion and Analysis” section of this Proxy Statement, upon a change in control, any remaining contributions would be made to Dr. Warren Levy’s account.

In addition, the Levy Employment Agreement contained a non-disparagement clause, as well as non-competition and non-solicitation clauses that would apply for one year following Dr. Warren Levy’s termination of employment for any reason, and obligated Dr. Warren Levy to maintain the confidentiality of any business or scientific information that he received during the course of his employment.

Certain terms and provisions of the Levy Employment Agreement were amended in that certain settlement agreement, which was entered into in March 2011, and is described below in the “Potential Payments Upon Termination or a Change in Control – Settlement Agreement” section of this Proxy Statement.

Settlement Agreement

On March 10, 2011, the Company entered into the Settlement and Release Agreement and Amendments (the “Settlement Agreement”) by and among the Company and the Estate of Jean Levy, The Jaynjean Levy Family Limited Partnership, Dr. Warren Levy, and Dr. Ronald S. Levy, the Company’s former executive vice president (collectively, the “Levy Parties”).

Pursuant to the Settlement Agreement, the parties agreed to settle any and all claims, whether known or unknown, arising from or relating to the Levy Employment Agreement, the employment agreement by and between the Company and Dr. Ronald Levy, the Deferred Compensation Program and the amended notes described below in the “Certain Relationships and Related Transactions – Related Party Transactions – Notes Payable-Levys” section of this Proxy Statement.   In connection with this settlement, the Company agreed, among other things, to make the following payments, which modified certain terms of the Levy Employment Agreement and the Deferred Compensation Program described above:

1.
on March 10, 2011, the Company paid (a) Dr. Warren Levy the Lump-Sum Severance Payment, in the amount of $327,750; and (b) into escrow the Extended Severance Payment, in the amount of $163,875, which shall be released to Dr. Warren Levy in accordance with the Levy Employment Agreement in monthly increments beginning September 2011 through February 2012;

2.	on March 10, 2011, the Company paid $151,268 to Dr. Warren Levy representing a portion of the WL Vacation Pay;

3.	on October 11, 2012 and November 13, 2012, the Company will pay an aggregate of $85,241 to Dr. Warren Levy in full satisfaction of the remainder of the WL Vacation Pay; and

4.
on November 13, 2012 and December 11, 2012, the Company will pay an aggregate of $100,000 into a Rabbi Trust Account for the benefit of Dr. Warren Levy in full satisfaction of the Company’s obligations to him under the Deferred Compensation Program.

Furthermore, the Company agreed that if it receives, before all of the payments due pursuant to the Settlement Agreement are paid in full, net cash proceeds (the “Proceeds”) totaling at least $10 million from a single transaction or transactions, subject to certain exceptions and qualifications described in the Settlement Agreement, the Company will pay certain specified remaining payments due under the Settlement Agreement in full within five business days of receipt of the Proceeds.

Accordingly, among other things, the Settlement Agreement (i) settled a disagreement between the Company and Dr. Warren Levy regarding the aggregate amount of, and the timing of the payments in respect of, the WL Vacation Pay; (ii) required that a portion of the previously agreed to severance payments be placed into escrow and then be released to Dr. Warren Levy at the times previously agreed; (iii) required the Company’s payment under the Deferred Compensation Program for Dr. Warren Levy to be made to a Rabbi Trust Account in 2012 in the aggregate amount of $100,000; and (iv) accelerates the payment of certain remaining payments under the Settlement Agreement upon the receipt of the Proceeds.

Change In Control Agreements.

The Company entered into Change in Control Agreements with each of William Steinhauer, Nozer Mehta and Paul Shields in 2008 and each of these agreements was amended and restated in 2010.  Each agreement provides that (i) if the executive is not hired by the Company following a change in control other than for cause (each, as defined in the agreement), or (ii) the executive’s employment with the Company is terminated (x) within twelve months following a change in control, by the Company without cause or by the executive for good reason (which is defined to mean a material diminution, without the executive’s consent, in the executive’s base salary or the executive’s authority, duties or responsibilities, or a relocation, without the executive’s consent, of the executive’s primary site of employment to a location greater than fifty (50) miles from the executive’s primary site of employment immediately preceding such relocation), (y) within twelve months following the Victory Park debt restructuring transaction, by the Company without cause, or (z) within six months following the Company’s hiring of a new CEO (provided  that such new CEO is hired within the twelve months following the Victory Park debt restructuring transaction), by the Company without cause, the Company will provide severance to the executive equal to the executive’s then-current annual salary.  The severance payments will be paid in the form of base salary continuation, commencing with the first regular pay cycle following sixty days after the executive’s termination of employment.

In addition, each of the Change in Control Agreements contain a non-disparagement clause, as well as non-competition and non-solicitation clauses which apply for one year following the executive’s termination of employment for any reason, and a requirement that the executive maintain the confidentiality of any business or scientific information which he receives during the course of his employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Executive compensation for 2010 was determined by the Compensation Committee of the Company, which in 2010 consisted of Zvi Eiref, Marvin Miller, Bruce Morra, Peter Slusser and Joel Tune.  No member of the Compensation Committee currently serves as an officer of the Company or was an employee of the Company in 2010 or an officer of the Company at any time. There are no compensation committee interlocks between the Company and any other entity involving the Company’s or such entity’s executive officers or board members.

No member of the Compensation Committee had a relationship during the 2010 fiscal year that requires disclosure under Item 404 of Regulation S-K.

Director Compensation

Directors who are not employees received an annual retainer in 2010 of $18,000, as well as a fee of $1,200 for each Board of Directors meeting attended and $600 for any Board of Directors meeting conducted via conference call.  During 2010, 100% of the annual retainer was paid in Unigene common stock in two semi-annual retainers in January and July.  Allen Bloom, Zvi Eiref and Marvin Miller are the current directors who received such fees in 2010.    Non-employee Board members earn additional compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees as follows: $400 per committee conference call, $800 per meeting of the committee if such meeting is convened solely to transact committee business, or $400 per meeting if such meeting is convened on a date or in conjunction with other activities of the Company or its Board of Directors or other committees for purposes in addition to committee business. In addition, the Chairmen of the Audit, Compensation and Nominating and Corporate Governance Committees receive annual retainers of $10,000, $6,000 and $6,000, respectively, in addition to the annual Board retainer. Allen Bloom is Lead Director and he receives an additional annual retainer of $8,000 in this capacity.  During 2010, all retainers were paid in Unigene Common Stock.

All directors are eligible to receive grants under the 2006 Plan.  Allowable grants under the 2006 Plan include stock options, phantom stock, stock appreciation rights, restricted stock and deferred stock.  Options granted under the 2006 Plan generally have a ten-year term and an exercise price equal to the market price of the Common Stock on the date of the grant.  Specific grants to directors are not mandated under the 2006 Plan.  Upon the recommendation of the Compensation Committee following the adoption of the 2006 Plan, the Board of Directors adopted the policy that each non-employee director will receive, (1) on the date of his initial election, an option to purchase 30,000 shares of Common Stock (an “Initial Option”), (2) on May 1st of each year, an option to purchase 20,000 shares of Common Stock if he or she has served as a non-employee director for at least six months prior to the May 1st grant (an “Additional Option”) and (3) on May 1st of each year a grant of 10,000 shares of restricted stock that has a one-year vesting period if he or she has served as a non-employee director for at least six months prior to the May 1st grant.  Generally, each Initial Option will vest in equal installments of 1/3 over a period of three years, commencing on the date of the grant, and each Additional Option will vest in its entirety on the first anniversary of the date of grant.

Director Summary Compensation Table

The table below summarizes the fees earned by directors for the fiscal year ended December 31, 2010.

Name(1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	All Other Compensation ($)	Total ($)
J. Thomas August*	5,400	15,800 (5) (6)	7,762	29,094 (6)	58,056
Allen Bloom *	17,400	42,800 (5) (8)	7,762	--	67,962
Zvi Eiref*	18,400	30,800 (5) (9)	7,762	--	56,962
Jay Levy	--	--	--	86,642 (9)	86,642
Richard Levy*	--	--	21,814	--	21,814
Ronald Levy (9)	--	5,180	36,974	227,626	269,780
Warren Levy (12)	--	--	--	--	--
Marvin L. Miller *	21,000	30,800 (5) (9)	7,762	--	59,562
Bruce Morra *	12,200	24,800 (5) (13)	7,762	--	44,762
Ashleigh Palmer (12)	--	--	--	--	--
Peter Slusser *	14,800	24,800 (5) (13)	7,762	--	47,362
Joel Tune*(14)	2,600	--	11,514	--	14,114

*Non-employee director.
(1)  The following individuals ended their service as directors of the Company on the following dates:  (i) J. Thomas August – June 15, 2010; (ii) Jay Levy – March 17, 2010; (iii) Ronald Levy – March 17, 2010; (iv) Warren Levy – September 9, 2010; (v) Bruce Morra – September 24, 2010; and (vi) Peter Slusser – September 27, 2010.

(2) Reflects Board of Director and committee meeting fees paid in cash for fiscal year 2010 described above under “Director Compensation.”
(3) The amounts in this column include the grant date fair value of restricted stock in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation.  Fair value is calculated using the closing price of our Common Stock on the date of grant.  See Note 16 of the financial statements in the Company’s Annual Report for the year ended December 31, 2010 regarding assumptions underlying valuation of equity awards.  The amounts also include annual retainers and Lead Director and committee chairman fees paid in stock for fiscal year 2010 described above under “Director Compensation.”  These shares, which were granted under the 2006 Plan, vested immediately and are not restricted.

(4) Amounts are calculated in accordance with the provisions of ASC 718.  See Note 16 in the financial statements of the Company’s Annual Report for the year ended December 31, 2010 regarding assumptions underlying valuation of equity awards.  These figures represent the grant date fair value of stock options to purchase shares of our Common Stock, which were awarded to all non-employee directors in May 2010; to Ronald Levy in March 2010; to Richard Levy in August 2010; and to Joel Tune in September 2010.

At December 31, 2010, the aggregate number of shares of Common Stock held by each director was as follows:  J. Thomas August 217,025; Allen Bloom 294,707; Zvi Eiref 155,886; Jay Levy 13,800; Richard Levy 9,147,464; Ronald Levy 1,838,575; Warren Levy 1,840,110; Marvin Miller 103,472; Bruce Morra 156,315; Ashleigh Palmer 50,000; Peter Slusser 59,315; and Joel Tune 11,538.

At December 31, 2010, the aggregate number of stock options outstanding for each director was as follows: J. Thomas August 100,000; Allen Bloom 120,000; Zvi Eiref 50,000; Jay Levy 350,000; Richard Levy 75,000; Ronald Levy 470,000; Warren Levy 610,000; Marvin L. Miller 101,000; Bruce Morra 91,000; Ashleigh Palmer 2,000,000; Peter Slusser 91,000; and Joel Tune 30,000.

(5) Includes 10,000 shares of Common Stock granted as restricted stock on May 1, 2010 with a grant date fair market value of $6,800.  These shares vest in one year from the date of grant, except as set forth in footnote 13 below.

(6) J. Thomas August served on our Board of Directors until our 2010 Annual Meeting held on June 15, 2010.  Includes 12,500 shares of Common Stock granted on January 6, 2010 as Board retainer fees with a grant date fair market value of $9,000.  Restricted Stock granted in May 2010 vested in 2010 when Dr. August retired as a director.

(7) J. Thomas August, an outside consultant, previously served as our Director of Research, receiving compensation of $29,094 in 2010.

(8) Includes 25,000 shares of Common Stock granted on January 6, 2010 and 23,684 shares of Common Stock granted on July 6, 2010 as Board retainer fees with a grant date fair market value of $18,000 for each grant.

(9) Includes 16,667 shares of Common Stock granted on January 6, 2010 and 15,789 shares of Common Stock granted on July 6, 2010 as Board retainer fees with a grant date fair market value of $12,000 for each grant.

(10) Jay Levy received compensation of $15,392 and severance pay of $71,250 in his capacities as Treasurer and Assistant Secretary through March 17, 2010.

(11) Stock awards include the grant of 7,400 shares of restricted stock which vested during 2010.  Option awards include the grant of stock options for 100,000 shares of common stock, exercisable at $1.20.  All other compensation consists of salary of $194,378 through September 9, 2010, deferred compensation of $25,000 and life and health insurance payments of $8,268.

(12) See Summary Compensation Table for disclosure related to Ashleigh Palmer and Warren Levy, each of whom served as Chief Executive Officer of the Company during 2010.

(13) Includes 12,500 shares of Common Stock granted on January 6, 2010 and 11,842 shares of Common Stock granted on July 6, 2010 as Board retainer fees with a grant date fair market value of $9,000 for each grant. The 10,000 shares granted in May 2010 vested in September 2010 upon each director’s resignation from the Board.

(14) Joel Tune was elected as a director of the Company on September 24, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The table below summarizes the status of our equity compensation plans at December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,208,200	$1.03	3,011,948
Equity compensation plans not approved by security holders	60,000	$2.13	—

Total	9,268,200	$1.04	3,011,948

SECURITY OWNERSHIP

The following tables set forth information concerning the beneficial ownership of Common Stock by each director of the Company, each Named Executive Officer and the persons who are known by the Company to own beneficially more than 5 percent of the outstanding shares of Common Stock.   In each table, the number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission (Rule 13d-3(d)(1) under the Exchange Act) and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares to which an individual or entity has the right to acquire beneficial ownership within 60 days of April 1, 2011, through the exercise of any warrant, stock option or other right. The inclusion in this calculation of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable. As of April 1, 2011, there were 92,540,982 outstanding shares of Common Stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning the persons who are known by the Company to own beneficially more than 5 percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership		Percentage of Outstanding Shares
Victory Park Credit Opportunities Master Fund, Ltd. VPC Fund II, L.P.(1) 227 West Monroe St., Ste. 3900, Chicago, IL 60606	63,459,964	(1)	43.2%
Wynnefield Partners Small Cap Value, L.P. (2) 450 Seventh Avenue, Suite 509, New York, NY 10123	5,791,454	(2)	6.3%

(1)
Based on information contained in a Schedule 13D/A filed January 26, 2011.  Victory Park Credit Opportunities Master Fund, Ltd. (“VPCOMF”) and Victory Park Capital Advisors, LLC (“VPCA”), as the investment manager for VPCOMF, each has shared voting and dispositive power for 43,786,670 of the reported shares. VPC Fund II, L.P. (“VPC Fund”) and Victory Park GP II, LLC, as the general partner of the VPC Fund, each has shared voting and dispositive power for 19,673,294 of the reported shares.  Victory Park Capital Advisors, LLC (“VPCA”), as the investment manager for VPCOMF, has shared voting and dispositive power for 43,786,670 of the reported shares.  Jacob Capital, L.L.C., as the manager of VPCA, and Richard Levy, as the sole member of Jacob Capital, L.L.C., each have shared voting and dispositive power for all of the reported shares.  Assumes conversion of the $33,000,000 in convertible notes, plus accrued interest as of March 17, 2011, into 54,312,500 shares of Unigene Common Stock.

(2)
Based on information contained in a Questionnaire for Directors, Executive Officers and 5% Stockholders dated March 31, 2011 completed by the Wynnefield Reporting Persons, each of whom has shared voting and dispositive power for the reported shares.  The “Wynnefield Reporting Persons” are Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P. I, Nelson Obus and Joshua Landes.   Messrs. Obus and Landes each disclaim any beneficial ownership of these shares.  The Wynnefield Reporting Persons are each separate and distinct entities with different beneficial owners (whether designated as limited partners or stockholders).

As noted above, Victory Park’s beneficial ownership amount in the preceding table includes the shares of Common Stock issuable upon conversion of the convertible notes previously issued to Victory Park.  Assuming the $33,000,000 aggregate principal amount of convertible notes issued to Victory Park together with accrued interest thereon is outstanding for the full three-year term of such notes, and assuming a conversion price of $0.70, the notes will be convertible into 72,114,836 shares of Common Stock.  The conversion of such notes, pursuant to the terms and conditions therein, on March 17, 2013 would result in Victory Park owning approximately 49% of the total Common Stock outstanding as of April 7, 2011, assuming the issuance of 72,114,836 shares upon the conversion of the notes.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information as of April 1, 2011, concerning the beneficial ownership of Common Stock by each director of the Company, each Named Executive Officer and all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Richard Levy	63,534,964	(2)	43.2%
Warren Levy	2,307,610	(3)	2.5%
Nozer Mehta	442,745	(4)	*
Allen Bloom	414,707	(5)	*
William Steinhauer	327,195	(6)	*
Paul Shields	221,100	(7)	*
Marvin Miller	204,472	(8)	*
Zvi Eiref	195,886	(9)	*
Joel Tune	11,538		*
Ashleigh Palmer	50,000		*
Gregory Mayes	0		*
Officers and Directors as a Group (15 persons)	68,298,362	(10)	45.9%

*			Less than one percent.

(1)	Unless otherwise noted, each person or group member has reported sole voting and sole dispositive power with respect to securities shown as beneficially owned by him.

(2)
As reported in the Security Ownership of Certain Beneficial Owners table above, 63,459,964 of the reported securities are beneficially owned directly by VPCOMF and VPC Fund and indirectly by (i) VPCA, as the investment manager for VPCOMF, (ii) Victory Park GP II, LLC, as the general partner of the VPC Fund, (iii) VPCA, as the investment manager of VPCOMF, (iv) Jacob Capital, L.L.C., as the manager of VPCA, and (v) Richard Levy, as the sole member of Jacob Capital, L.L.C.  Assumes conversion of the $33,000,000 in convertible notes, plus accrued interest as of March 17, 2011, into 54,312,500 shares of Unigene Common Stock.  Includes 75,000 shares of Common Stock that Richard Levy has the right to acquire pursuant to stock options that are exercisable immediately or within 60 days.

(3)	Includes 467,5000 shares of Common Stock that Warren Levy has the right to acquire upon the exercise of stock options that are exercisable either immediately or within 60 days.

(4)	Includes 316,250 shares of Common Stock that Nozer Mehta has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

(5)	Includes 120,000 shares of Common Stock that Allen Bloom has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

(6)	Includes 241,500 shares of Common Stock that William Steinhauer has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

(7)	Includes 210,000 shares of Common Stock that Paul Shields has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

(8)	Includes 101,000 shares of Common Stock that Marvin Miller has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

(9)	Includes 40,000 shares of Common Stock that Zvi Eiref has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.

(10)
Includes an aggregate of 2,037,500 shares of Common Stock that such persons have the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days. Assumes conversion of the $33,000,000 in convertible notes, plus accrued interest as of March 17, 2011, into 54,312,500 shares of Unigene Common Stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions.

Notes Payable - Levys

To satisfy our short-term liquidity needs, Jay Levy, Jean Levy, Warren Levy and Ronald Levy (the “Levys”) from time to time (prior to 2003) made loans to us.  Jay Levy, our former director, Chairman of the Board, Treasurer and Assistant Secretary, and Jean Levy are/were the parents of Warren Levy and Ronald Levy, former executive officers and directors of the Company.  At May 10, 2007, the outstanding principal and interest on these loans were $7,095,000 and $8,642,517, respectively, with interest rates ranging from 8.5% to 14.2%.  The total owed on May 10, 2007 aggregated $15,737,517, of which approximately $8,900,000 in principal and interest were in default, and was restructured as eight-year term notes, with a fixed simple interest rate of 9% per annum.  Interest expense was calculated using an effective interest method, at a rate of 7.6%, over the life of the notes due to the deferred payment schedule contained in the notes.  No gain or loss was recognized on the restructuring transaction.  Required quarterly payments of principal and interest under these new notes were to begin in May 2010 and continue over a five-year period.

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

The Settlement Agreement we entered into in March 2011 with the Levy Parties, among other things, modified the timing, but not the aggregate amount, of the installments that remain to be paid to the Levy Parties under the amended notes (the “Installments”).  Pursuant to the Settlement Agreement, we agreed that, beginning on May 11, 2012 and each month thereafter through and including September 11, 2012, we would pay the Levys $150,000 in respect of the Installments.  The balance of outstanding principal and accrued interest under the amended notes remains payable on June 18, 2013.

Furthermore, the Settlement Agreement amended certain terms of the employment agreement by and between the Company and Dr. Ronald Levy.  We made a lump sum payment of $416,986 to Dr. Ronald Levy in March 2011 for a portion of the severance pay and a portion of accrued vacation pay; we paid $140,125 into an escrow account in respect of the remaining severance payments, which will be paid to Dr. Ronald Levy in monthly increments from September 2011 through February 2012; we agreed to pay Dr. Ronald Levy an aggregate of $77,055 in payments in October 2012 and November 2012 for the remainder of accrued vacation pay; and we agreed to pay an aggregate of $100,000 in November 2012 and December 2012 into a Rabbi Trust Account for the benefit of Dr. Ronald Levy in full satisfaction of the Company’s obligations to him under the Deferred Compensation Program.  Accordingly, among other things, the Settlement Agreement (i) settled a disagreement between the Company and Dr. Ronald Levy parties regarding the aggregate amount of, and the timing of the payments in respect of, accrued vacation days; (ii) required that a portion of the previously agreed to severance payments be placed into escrow and then be released to Dr. Ronald Levy at the times previously agreed; (iii) required the Company’s payment under the Deferred Compensation Program for Dr. Ronald Levy to be made to a Rabbi Trust Account in 2012 in the aggregate amount of $100,000; and (iv) accelerates the payment of certain remaining payments under the Settlement Agreement upon the receipt of the Proceeds, as described above under the “Potential Payments Upon Termination or a Change in Control – Settlement Agreement” section in this Amendment.

The Settlement Agreement similarly modified the employment agreement by and between the Company and Dr. Warren Levy, as described above under the “Potential Payments Upon Termination or a Change in Control – Settlement Agreement” section in this Amendment.

In addition, the Levys also agreed to provide and deliver into escrow any releases of security interests, including a discharge of mortgage, which may be required in connection with the Company’s contemplated sale/leaseback of the Company’s real property located at 110 Little Falls Road, Fairfield, NJ.

Therefore, pursuant to the Settlement Agreement, in March 2011 we made a lump sum payment of $996,004 to the Levy Parties for a portion of the severance payments and a portion of accrued vacation pay, and we paid $303,996 into an escrow account from which the remaining severance payments will be made from September 2011 through February 2012.  In addition, we agreed to pay an aggregate of $1,112,296 in monthly payments from May 2012 through December 2012 in respect of the balance of the vacation pay, into the Rabbi Trust Accounts in respect of the Deferred Compensation Program and in respect of the Installments, which have been deferred from their original due dates of November 2010 and May 2011.

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

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes by way of surrender of the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and by way of cash payment of approximately $13,642,000 for the balance. These convertible notes were purchased at a 2% discount to the face amount. Total fees and expenses at closing were approximately $2,007,000 and these closing costs are shown on our Statement of Operations as debt issuance costs.  The financing was considered a troubled debt restructuring due to our financial condition and due to a decrease in the effective rate of the note.  Therefore, these costs were expensed in March 2010.  We therefore received net cash proceeds of approximately $11,635,000.  The balance of deferred financing costs ($181,457 at December 31, 2010) and note discount ($7,209,700 at December 31, 2010) from the 2008, 2009 and 2010 Victory Park financings are being amortized over the three-year term of the new convertible notes to interest expense on a straight-line basis which approximates the effective interest rate method.  In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing.  The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes.  After March 17, 2011, under certain circumstances, we have the right to prepay up to $10,642,472 of the convertible notes at a price equal to 110% of the convertible notes being repaid plus accrued and unpaid interest, subject to customary conditions.  Originally the restated financing agreement permitted us to repay up to $13,642,472 of the convertible notes under certain circumstances.  In December 2010, we and Victory Park agreed to reduce this amount in conjunction with the forbearance agreement described below.  The convertible notes are secured by a first priority lien on all of our current and future assets.  The convertible notes will accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be capitalized and added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date.  Interest expense is calculated using an effective interest method, at a rate of 15.9%, over the three-year life of the notes due to the deferred payment schedule contained in the notes.  The notes are convertible into shares of Common Stock at the holder’s option as of March 17, 2011.  The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.70 per share.  If we subsequently make certain issuances of Common Stock or Common Stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price.  We lacked sufficient shares of Common Stock to deliver all of the shares of Common Stock to be issued upon conversion of the notes and therefore, we were required to obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares.  We obtained this approval on June 15, 2010 at our annual meeting of stockholders.

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

Under the restated financing agreement, we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  These default provisions were temporarily waived under a forbearance agreement executed in December 2010.  The forbearance period began December 10, 2010 and will terminate upon the earliest to occur of (i) the termination of the amended GlaxoSmithKline LLC (“GSK”) license agreement, (ii) June 30, 2012 (or such later date as the parties may agree in writing), (iii) GSK’s failure to pay the Company certain specific amounts pursuant to the amended license agreement, or (iv) the date when the Company (a) repudiates or asserts a defense to any obligation or liability under the forbearance agreement or any transaction document (as defined in the restated financing agreement or (b) makes or pursues a claim against Victory Park or any secured party named in the forbearance agreement.

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

Policies and Procedures.

The Audit Committee of our Board of Directors is responsible for reviewing and recommending action to the Board of Directors regarding potential material transactions with any related party.  However, transactions between the Company and a related party which are available to all Company employees generally or which involve less than $5,000 when aggregated with all similar transactions are exempt from this review.  Related parties include any of our directors or executive officers, certain of our stockholders and their immediate family members.  A related party transaction shall be approved or ratified by the Audit Committee if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party.  This obligation is set forth in writing in our Audit Committee Charter, a copy of which is available on our website, http://www.unigene.com.

To identify related party transactions, each year we require our directors and officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest.  We review related party transactions due to the potential for a conflict of interest.  A conflict of interest occurs when an individual's private interest interferes, or appears to interfere, in any way with our interests.  We expect our directors, officers and employees to act and make decisions that are in our best interests and our code of ethics encourages them to avoid situations that present a conflict between our interests and their own personal or professional interests.  A copy of our code of ethics is available on our website, http://www.unigene.com.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that the following directors are independent under the listing standards of the Nasdaq Stock Market, LLC:  Allen Bloom, Zvi Eiref, Marvin Miller and Joel Tune.

Item 14.  Principal Accounting Fees and Services.

Audit Fees. During the fiscal years ended December 31, 2010 and December 31, 2009, the fees billed by the principal accountant for the audit of the Company’s financial statements for such fiscal years and for the reviews of the Company’s interim financial statements were approximately $478,000 and $436,000, respectively.

Audit-Related Fees and Tax Fees. During the fiscal years ended December 31, 2010 and December 31, 2009, Grant Thornton LLP, independent public accountants, did not bill the Company for any audit-related fees. They did provide tax services in the amount of $19,000 in 2010 related to the Company’s successful applications under the IRS Qualifying Therapeutic Discovery Project.  For 2009, Grant Thornton did not provide any tax services to the Company.

All Other Fees. During the fiscal years ended December 31, 2010 and December 31, 2009, Grant Thornton did not provide any professional services other than audit services to the Company.

The Audit Committee retains the auditors and pre-approves all audit and non-audit services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements.

The Financial Statements and Supplementary Data were listed under Item 8 of the Form 10-K.

(b) Exhibits.

See Index to Exhibits which appears on Pages 24-29.

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

3.2
Certificates of Amendment to Certificate of Incorporation of Unigene Laboratories, Inc., dated June 16, 2010, as filed with the Secretary of State in the State of Delaware on June 16, 2010 (incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”)).

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

10.8	Amendment No. 2 to the Unigene Laboratories, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.8 to the 2010 Form 10-K). **

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

Exhibit Number	Description
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

10.66
Forbearance Agreement, dated December 10, 2010, by and among Unigene Laboratories, Inc., Victory Park Management, LLC, as agent, and the Secured Parties named therein (incorporated by reference from Exhibit 10.66 to the 2010 Form 10-K).

10.67
Letter Agreement, dated as of December 10, 2010, by and among Unigene Laboratories, Inc., Victory Park Management, LLC, as agent, and the Secured Partied named therein (incorporated by reference from Exhibit 10.67 to the 2010 Form 10-K).

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

23.1	Consent of Grant Thornton LLP (incorporated by reference from Exhibit 23.1 to the 2010 Form 10-K).

23.2	Consent of Ernst & Young LLP (incorporated by reference from Exhibit 23.2 to the 2010 Form 10-K).

24.1	Power of Attorney (included on signature pages to the 2010 Form 10-K).

31.1	Certification by Ashleigh Palmer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Ashleigh Palmer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 to the 2010 Form 10-K).

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.2 to the 2010 Form 10-K).

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.

April 18, 2011	/s/ Ashleigh Palmer
Ashleigh Palmer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 18, 2011	/s/ Ashleigh Palmer
Ashleigh Palmer, President

April 18, 2011	/s/ William Steinhauer
William Steinhauer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

April 18, 2011	*
Richard Levy, Chairman of the Board

April 18, 2011	*
Allen Bloom, Director

April 18, 2011	*
Zvi Eiref, Director

April 18, 2011	*
Marvin L. Miller, Director

April 18, 2011	*
Joel Tune, Director

*By: /s/ William Steinhauer
William Steinhauer, Attorney-in-Fact