Form 10-Q
period 2011-03-31
UNIGENE LABORATORIES INC
filed 2011-05-10
CIK 352747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

N/A
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

Common Stock, $.01 Par Value—92,540,982 shares as of April 26, 2011

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets
March 31, 2011 and December 31, 2010	3

Condensed Statements of Operations
Three months ended March 31, 2011 and 2010	4

Condensed Statement of Stockholders’ Deficit
Three months ended March 31, 2011	5

Condensed Statements of Cash Flows
Three months ended March 31, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1 A. Risk Factors	32

Item 6. Exhibits	34

SIGNATURES	35

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
UNIGENE LABORATORIES, INC.
CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,150,542	$12,200,800
Accounts receivable	1,536,861	1,553,091
Accounts receivable – Tarsa	88,578	186,263
Inventory, net	1,352,205	1,417,934
Prepaid expenses and other current assets	529,981	699,950
Total current assets	11,658,167	16,058,038

Noncurrent inventory	2,731,629	2,881,980
Property, plant and equipment, net	3,044,702	3,190,117
Patents and other intangibles, net	2,701,486	2,670,044
Investment in China joint venture	2,873,070	3,175,925
Investment in Tarsa	--	--
Deferred financing costs, net	160,916	181,457
Other assets	322,989	313,382
Total assets	$23,492,959	$28,470,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$788,547	$974,998
Accrued expenses	1,859,755	2,834,345
Current portion - deferred licensing fees	2,287,636	2,290,916
Due to China joint venture partner	1,200,000	1,200,000
Total current liabilities	6,135,938	7,300,259

Note payable–Victory Park, net of discount of $6,393,556
in 2011 and $7,209,700 in 2010	26,606,444	25,790,300
Notes payable – Levys	14,737,518	14,737,518
Accrued interest –Victory Park and Levys	11,180,932	9,285,359
Accrued expenses, excluding current portion	162,296	162,296
Deferred licensing fees, excluding current portion	10,590,068	11,152,037
Deferred compensation	485,454	471,890
Total liabilities	69,898,650	68,899,659

Commitments and contingencies
Stockholders’ deficit:
Common Stock - par value $.01 per share,
authorized 275,000,000 shares in 2011 and
2010; issued 92,540,982
shares in 2011 and 92,475,597 shares in 2010	925,410	924,756
Additional paid-in capital	129,894,737	129,227,058
Accumulated deficit	(177,225,571)	(170,580,263)
Treasury Stock – at cost (26,650 shares in
2011 and in 2010)	(267)	(267)

Total stockholders’ deficit	(46,405,691)	(40,428,716)

Total liabilities and stockholders’ deficit	$23,492,959	$28,470,943

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2011	2010

Revenue:
Product sales	$647,315	$1,288,808
Royalties	514,197	779,143
Licensing revenue	562,689	312,690
Development fees and other	238,974	100,307
Tarsa revenue	162,634	51,554
	2,125,809	2,532,502
Operating expenses:
Research and development	2,421,128	1,731,379
Cost of goods sold	264,898	489,368
General and administrative	1,973,678	1,662,333
Unallocated facility expenses	750,057	796,145
Inventory reserve	--	576,021
Severance and other related expenses	349,980	78,228
	5,759,741	5,333,474

Operating loss	(3,633,932)	(2,800,972)

Other income (expense):
Loss on change in fair value of embedded conversion feature	--	(10,034,000)
Debt issuance costs	--	(2,007,534)
Interest income	27,695	18,018
Interest expense	(2,736,216)	(1,522,840)
(Loss) gain from investment in China joint venture	(302,855)	41,252

Loss before income taxes	(6,645,308)	(16,306,076)
Income tax benefit from sale of NJ tax benefit	--	359,357

Net loss	$(6,645,308)	$(15,946,719)

Loss per share – basic and diluted:
Net loss per share	$(0.07)	$(0.17)

Weighted average number of shares outstanding -
basic and diluted	92,460,582	91,773,184

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
Three Months Ended March 31, 2011
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2011	92,475,597	$924,756	$129,227,058	$(170,580,263)	$(267)	$(40,428,716)
Stock issued in lieu of director fees	65,385	654	50,346	--	--	51,000
Recognition of restricted stock compensation expense	--	--	9,009	--	--	9,009
Recognition of stock option compensation expense – employees and directors	--	--	595,776	--	--	595,776
Recognition of stock option compensation expense - consultants	--	--	12,548	--	--	12,548
Net loss	--	--	--	(6,645,308)		(6,645,308)
Balance, March 31, 2011	92,540,982	$925,410	$129,894,737	$(177,225,571)	$(267)	$(46,405,691)

See notes to condensed financial statements.

 UNIGENE LABORATORIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,645,308)	$(15,946,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(602,854)	(366,299)
Amortization of debt discounts and deferred financing fees	836,691	334,681
Non-cash equity compensation	668,332	301,000
Depreciation and amortization of long-lived assets	175,150	180,123
Inventory reserve provision	--	576,021
Debt issuance cost	--	2,007,534
Loss on change in fair value of embedded convertible feature	--	10,034,000
Loss (gain) on investment in China joint venture	302,855	(41,252)
Changes in operating assets and liabilities:
Decrease in accounts receivable	113,915	508,645
Decrease in inventory	216,080	436,155
Decrease (increase) in other assets	160,362	(272,186)
Decrease in accounts payable and accrued expenses	(1,161,041)	(853,893)
Increase in deferred revenue	37,600	80,720
Increase in accrued interest-stockholders	1,895,573	336,173
Increase in deferred compensation	13,564	10,408
Net cash used in operating activities	(3,989,081)	(2,674,889)
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction of leasehold and building improvements	--	(2,941)
Purchase of equipment and furniture	(5,382)	(11,863)
Increase in patents and other intangibles	(55,795)	(123,618)
Net cash used in investing activities	(61,177)	(138,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable – Victory Park	--	13,642,473
Expenses related to issuance of note payable – Victory Park	--	(2,007,531)
Repayment on note payable – China joint venture	--	(100,000)
Repayment on note payable – Victory Park	--	(179,679)
Proceeds from exercise of stock options	--	1,190
Net cash provided by financing activities	--	11,356,453
Net (decrease) increase in cash and cash equivalents	(4,050,258)	8,543,142
Cash and cash equivalents at beginning of period	12,200,800	4,894,210
Cash and cash equivalents at end of period	$8,150,542	$13,437,352
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of convertible note in exchange for nonconvertible note	--	$19,357,527
Cash payments:
Cash paid for interest	--	$803,000

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE A – LIQUIDITY

At March 31, 2011, we had cash and cash equivalents of $8,151,000, a decrease of $4,050,000 from December 31, 2010.  Cash received during the first quarter of 2011 was primarily from Fortical sales and royalties received under our agreement with Upsher-Smith Laboratories, Inc. (“USL”).  Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from our stockholders and an entity managed by Victory Park Capital Advisors, LLC (together with its affiliates, “Victory Park”), (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties.  We cannot be certain that any of these cash sources will continue to be available to us in the future.  Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations.  Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular.  Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

We believe that in 2011 we will generate cash to apply toward funding our operations through Fortical sales and royalties, the $4,000,000 milestone payment from GlaxoSmithKline (GSK) received in May 2011 for completion of Phase II patient enrollment, from testing and other services provided to Tarsa and others and, in the long term, on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue on future licensed products and technologies.  We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides, including our obesity peptide, and for our peptide manufacturing technology.  However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

Due to our limited financial resources, any further significant decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products or technologies or loss of patent protection, could have a material adverse effect on our cash flow and operations (see Notes C, D, E, J and O).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would eventually need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our restated financing agreement with Victory Park which we entered into in March 2010, as amended (see Note H), or significantly curtail our operations. Under the restated financing agreement we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  These default provisions were temporarily waived under a forbearance agreement executed in December 2010.  The forbearance period began December 10, 2010 and will terminate upon the earliest to occur of (i) the termination of the amended GSK license agreement (see Note C), (ii) June 30, 2012 (or such later date as the parties may agree in writing), (iii) GSK’s failure to pay the Company certain specific amounts pursuant to the amended license agreement, or (iv) the date when the Company (a) repudiates or asserts a defense to any obligation or liability under the forbearance agreement or any transaction document (as defined in the restated financing agreement or (b) makes or pursues a claim against Victory Park or any secured party named in the forbearance agreement.  Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects.  We believe that the 2010 Victory Park financing and the 2010 and 2011 GSK payments have satisfied our current cash requirements, but satisfying our cash requirements over the long term will require the successful commercialization of one or more of our biotechnologies or our licensees’ oral or nasal calcitonin products, our oral parathyroid hormone (“PTH”) product, the obesity program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any of these products other than Fortical will be approved or will be commercially successful.  The amount of future revenue we will derive from Fortical is also uncertain.

We have incurred annual operating losses since our inception and, as a result, at March 31, 2011, had an accumulated deficit of approximately $177,000,000.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008, which continued in 2009 and 2010 and into 2011.  These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings.  The credit crisis may continue for the foreseeable future.  In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence.  Accordingly, future demand for our product could differ from our current expectations.

NOTE B - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. We did not enter into or materially modify any multiple-element arrangements during the three months ended March 31, 2011. Our existing agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

On January 1, 2011, we adopted new authoritative guidance on revenue recognition for milestone payments related to arrangements under which we have continuing performance obligations. Milestone payments are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payments are non-refundable; (ii) there was substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (iii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iv) the milestone relates solely to past performance; and (v) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Upon achievement of any future regulatory and sales milestones, as stipulated under the applicable agreements with our licensing partners, we will evaluate each milestone as of the arrangement date to determine whether the milestones are substantive and could be recognized as revenue in their entirety during the period of achievement. The adoption of this guidance does not materially change our previous method of recognizing milestone payments. All potential future milestones under existing arrangements with licensing partners, as specified below, and any new arrangements with milestones, will be evaluated under the new revenue recognition guidance for milestone payments.

NOTE C- GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement of development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis.  Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product.  In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty at a rate in the low to mid-teens based on its worldwide sales of the product, subject to a reduction under certain circumstances as described in the agreement.  The royalty rate will be increased if certain sales milestones are achieved.  A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. As agreed with GSK, we conducted further development including a small Phase I study, which we initiated in 2008 and successfully completed in 2009. An aggregate of $12,000,000 in up-front and milestone payments has been received from inception through March 31, 2011, including the $4,000,000 payment received in December 2010 described below.  We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through March 31, 2011.  In December 2010, the Company entered into an amended and restated exclusive worldwide license agreement with GSK and we received $4,000,000 for Phase II development costs. This revenue is being recognized over four years, the estimated performance period under the amended agreement. This payment was considered substantive due to its reasonableness relative to all of the deliverables and payment terms in the agreement; commensurate with our level of effort; and commensurate with the enhanced value of the deliverables. We recognized $250,000 of revenue under this milestone in the first quarter of 2011. We received an additional $4,000,000 in May 2011 due to the completion of Phase II patient enrollment in April 2011. Phase II results are expected before year-end.  Bulk product sales to licensees, prior to product approval, are unpredictable and subject to the needs of the licensee.  GSK could make additional milestone payments in the aggregate amount of up to $142,000,000 subject to the progress of the compound through clinical development  and through to the market.  This agreement is subject to certain termination provisions.  Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors.  Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. There are no potential milestone payments remaining under this agreement.  We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the Food and Drug Administration (“FDA”) and launched by USL in August 2005.  Revenue for the three months ended March 31, 2011 consisted of the recognition of $39,000 of licensing revenue from USL, in addition to $647,000 in sales to USL and $514,000 in royalties from USL. Revenue for the three months ended March 31, 2010 consisted of the recognition of $39,000 of licensing revenue, $1,289,000 in sales to USL and $779,000 in royalties from USL.  At March 31, 2011, our accounts receivable from USL were approximately $1,311,000.  From August 2005 through March 2011, we have recognized an aggregate of $41,659,000 in Fortical sales and $25,636,000 in Fortical royalties.  We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectability.  Royalty revenue, computed in a range from the transfer price of product to USL to a royalty rate in the mid-thirties depending on the circumstances, is earned on net sales of Fortical by USL and is recognized in the period Fortical is sold by USL.  Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict.  In December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical.  In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product.  Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to steadily decline.  This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment. The term of the USL agreement shall continue through the expiration of USL’s obligation to pay royalties and continue thereafter indefinitely unless earlier terminated.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We have received an aggregate of $13,700,000 from Novartis under this agreement and there are up to $5,000,000 in potential milestone payments remaining. We will receive royalties, at rates in the single digits, on net sales of any existing or future Novartis products that contain recombinant salmon calcitonin which in the future are approved for sale by health authorities, and are manufactured by Novartis using our technology.  For both the three months ended March 31, 2011 and 2010, we recognized $223,000 in licensing revenue.  During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is being used by Novartis in ongoing Phase III clinical trials. In July 2010, an independent Data Monitoring Committee (“DMC”) reviewed and conducted a “futility” analysis of one-year data for all patients enrolled in one of Novartis’s osteoarthritis studies, including both an assessment of safety and efficacy parameters.  The DMC concluded there was no reason to stop the study because of safety findings.  In addition, the DMC concluded there was no reason to continue the study because of efficacy findings, but also determined that the final decision whether to continue this study rests with the study sponsors.  In October 2010, Novartis and its partner Nordic Bioscience announced that this study of patients with osteoarthritis of the knee is currently ongoing.  In addition, in October 2010, Novartis released information on a different study on oral calcitonin for the treatment of osteoarthritis.  The top-level results indicated that the study did not meet the first of three co-primary endpoints and results from the other two co-primary endpoints indicated clinical efficacy related to certain symptom modification.  Novartis and its partner Nordic Bioscience announced their plan to continue to analyze and evaluate the results of this study and to determine appropriate next steps.  Novartis and Nordic Bioscience also confirmed that a concurrent third study of oral calcitonin for the treatment of osteoporosis is proceeding as planned.

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

NOTE F – INVENTORY

Inventories consisted of the following as of March 31, 2011 and December 31, 2010:

	2011	2010
Current Inventory
Finished goods – net of allowances of $1,211,000 and $1,214,000, respectively	$894,632	$896,471
Raw materials – net of allowances of $59,000 and $63,000, respectively	457,573	521,462

Total	$1,352,205	$1,417,933

Noncurrent Inventory
Finished Goods	$1,291,976	$1,442,520
Raw Material	1,439,653	1,439,460

Total	$2,731,629	$2,881,980

Typically, finished goods and work in process inventory, if any, are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and raw materials were $1,270,000 at March 31, 2011, a decrease of $7,000 from December 31, 2010.   Based upon expected future orders, $1,292,000 of our finished goods inventory and $1,440,000 of our raw material inventory were classified as a noncurrent asset at March 31, 2011.  We expect this inventory to be fully recoverable, therefore no reserve was established. In 2010, we temporarily ceased production of calcitonin and enzyme. This cessation of production has continued into 2011.

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

In March 2010, in conjunction with the Victory Park refinancing, the Levy loans were amended and restated to modify their terms.  The amended notes, which continue to be secured by a secondary lien on our equipment and certain of our United States patents and patent applications, as well as a secondary mortgage on certain of our real property, bore interest at a rate of 9% per annum from May 10, 2007 to March 17, 2010 and 12% per annum thereafter, each of which shall be non-compounding.  As of March 17, 2010, interest expense was calculated using an effective interest method, at a rate of 8.2%, over the life of the notes due to the deferred payment schedule contained in the notes.  Subject to the conditions set forth in our financing agreement with Victory Park, we were obligated to make the following payments as set forth in, and pursuant to, the amended notes: an aggregate principal payment of $1,000,000 on May 10, 2010, which has been paid; an aggregate principal payment of $500,000 on November 10, 2010 (unpaid); an aggregate principal payment of $250,000 on May 10, 2011; and payment of all unpaid principal and accrued and unpaid interest on June 18, 2013. These loans remain subordinated to the Victory Park notes. Total interest expense on all Levy loans was approximately $412,000 and $370,000, respectively, for the three months ended March 31, 2011 and 2010.  As of March 31, 2011, total accrued interest on all Levy loans was $5,345,007 and the outstanding loans by these persons to us totaled $14,737,518, for an aggregate owed to them of $20,082,525.  These loans are collateralized by secondary security interests in our equipment, real property and certain of our patents.

On March 10, 2011, the Company entered into the Settlement and Release Agreement and Amendments (the “Settlement Agreement”) by and among the Company and the Estate of Jean Levy, The Jaynjean Levy Family Limited Partnership, Dr. Warren Levy, the Company’s former president, and Dr. Ronald S. Levy, the Company’s former executive vice president (collectively, the “Levy Parties”).

Pursuant to the Settlement Agreement, the parties agreed to settle any and all claims, whether known or unknown, arising from or relating to the Levy employment agreements, the deferred compensation program for Dr. Warren Levy and Dr. Ronald Levy and the amended notes.  In connection with this settlement, the Company agreed, among other things, to make the following payments, which modified certain terms of the Levy employment agreements and the deferred compensation program referred to above:

(1)
In March 2011, the Company paid (a) Dr. Warren Levy a lump-sum severance payment in the amount of $327,750; (b) Dr. Ronald Levy a lump-sum severance payment in the amount of $280,250; and (c) into escrow remaining severance payments in the aggregate amount of $303,996 (included in prepaid expenses and other current assets), $163,875 of which shall be released to Dr. Warren Levy and $140,125 of which shall be released to Dr. Ronald Levy, each  in accordance with his respective employment agreement in monthly increments beginning September 2011 through February 2012;

(2)	In March 2011, the Company paid (a) $151,268 to Dr. Warren Levy representing a portion of his vacation pay and (b) $136,736 to Dr. Ronald Levy representing a portion of his vacation pay;
(3)
On October 11, 2012 and November 13, 2012, the Company will pay an aggregate of $162,296, $85,241 to Dr. Warren Levy and $77,055 to Dr. Ronald Levy, in full satisfaction of their respective vacation pay; and

(4)
On November 13, 2012 and December 11, 2012, the Company will pay an aggregate of $200,000 into Rabbi Trust Accounts, $100,000 into an account for the benefit of Dr. Warren Levy and $100,000 into an account for the benefit of Dr. Ronald Levy, in full satisfaction of the Company’s obligations to each of them under the deferred compensation program.

Loan payments under the amended notes of $500,000 previously due on November 10, 2010 and $250,000 due on May 10, 2011 have been postponed under the Settlement Agreement.  The new payment schedule specifies five monthly payments of $150,000 from May 2012 through September 2012.  Due to the slight modification to the loan payment schedule, the effective interest rate remains at 8.2% and will be accounted for prospectively with no gain or loss being recognized.

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

Accordingly, among other things, the Settlement Agreement (i) settled a disagreement between the Company and Dr. Warren Levy and Dr. Ronald Levy regarding the aggregate amount of, and the timing of the payments in respect of, their vacation pay; (ii) required that a portion of the previously agreed to severance payments be placed into escrow and then be released to Dr. Warren Levy and Dr. Ronald Levy at the times previously agreed; (iii) required the Company’s payment in 2012 of an aggregate of $200,000 under the deferred compensation program for Dr. Warren Levy and Dr. Ronald Levy, $100,000 to each of two Rabbi Trust Accounts; and (iv) accelerates the payment of certain remaining payments under the Settlement Agreement upon the receipt of the Proceeds.

NOTE H - NOTE PAYABLE – VICTORY PARK

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

During January 2009 and February 2010, respectively, we repaid approximately $463,000 and $180,000 in principal in accordance with mandatory prepayment terms.  For the three months ended March 31, 2011 and March 31, 2010 we recognized approximately $2,320,000 and $984,000, respectively, in cash and non-cash interest expense on these notes.

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

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes by way of surrender of the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and by way of cash payment of approximately $13,642,000 for the balance. These convertible notes were purchased at a 2% discount to the face amount. Total fees and expenses at closing were approximately $2,007,000 and these closing costs are shown on our Statement of Operations as debt issuance costs.  The financing was considered a troubled debt restructuring due to our financial condition and due to a decrease in the effective rate of the note.  Therefore, these costs were expensed in March 2010.  We therefore received net cash proceeds of approximately $11,635,000.  The balance of deferred financing costs ($161,000 at March 31, 2011) and note discount ($6,394,000 at March 31, 2011) from the 2008, 2009 and 2010 Victory Park financings are being amortized over the three-year term of the new convertible notes to interest expense on a straight-line basis which approximates the effective interest rate method.  In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing.  The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes.  After the first anniversary of the first closing, under certain circumstances, we have the right to prepay up to $10,642,472 (this was reduced from $13,642,472 in conjunction with the forbearance agreement described below) of the convertible notes at a price equal to 110% of the convertible notes being repaid plus accrued and unpaid interest, subject to customary conditions.  The convertible notes are secured by a first priority lien on all of our current and future assets.  The convertible notes will accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be capitalized and added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date.  Interest expense is calculated using an effective interest method, at a rate of 15.9%, over the three-year life of the notes due to the deferred payment schedule contained in the notes.  The notes are convertible into shares of Common Stock at the holder’s option as of March 17, 2011.  The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.70 per share.  If we subsequently make certain issuances of Common Stock or Common Stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price.  We lacked sufficient shares of Common Stock to deliver all of the shares of Common Stock to be issued upon conversion of the notes and therefore, we were required to obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares.  We obtained this approval on June 15, 2010 at our annual meeting of stockholders.

As the Victory Park notes are convertible into shares of our Common Stock and prior to June 15, 2010 we did not have sufficient authorized shares to effectuate a full conversion of the notes, the conversion feature was being treated as a liability for part of 2010.  As such we established a liability for the conversion feature based on its fair value.  The liability for the conversion feature was marked to the market at the end of each quarter until such time as additional shares were authorized.  We therefore recognized a non-cash expense of $10,034,000 in the first quarter of 2010 which represented the change in the fair value of the conversion feature of the notes from the closing date of March 16, 2010 to the balance sheet date of March 31, 2010.  In the second quarter of 2010, we recognized a non-cash gain of $1,909,000 due to the change in the fair value of the conversion feature of the note from March 31, 2010 to June 15, 2010, the date of stockholder approval of the amendment to increase the number of authorized shares.  In addition, at March 31, 2010, we had a liability on our balance sheet for the embedded conversion feature in the amount of $18,633,000, which was the value of the embedded conversion feature as of March 31, 2010. After reducing this liability by the $1,909,000 gain as described above, the balance of $16,724,000 was reclassified to additional paid-in capital since the embedded conversion feature no longer met the bifurcation criteria.

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

Under the restated financing agreement, we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  These default provisions were temporarily waived under a forbearance agreement executed in December 2010.  The forbearance period began December 10, 2010 and will terminate upon the earliest to occur of (i) the termination of the amended GSK license agreement (see Note C), (ii) June 30, 2012 (or such later date as the parties may agree in writing), (iii) GSK’s failure to pay the Company certain specific amounts pursuant to the amended license agreement, or (iv) the date when the Company (a) repudiates or asserts a defense to any obligation or liability under the forbearance agreement or any transaction document (as defined in the restated financing agreement or (b) makes or pursues a claim against Victory Park or any secured party named in the forbearance agreement.  The restated financing agreement specifies certain events of default including, without limitation:  failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the restated financing agreement); a change in control (as defined in the restated financing agreement); lack of timely filing or effectiveness of a required registration statement; and any material decline or depreciation in the value or market price of the collateral.  We are subject to certain cash damages, as set forth in the convertible notes, in the case of a failure to timely convert the notes, and a failure to timely convert is also an event of default, subject to additional remedies.  Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply.  As of March 31, 2011, we were in compliance with all of these covenants.

Pursuant to the amended and restated registration rights agreement executed in connection with the March 2010 financing, we filed a registration statement with the Securities and Exchange Commission (“SEC”) registering the resale of the shares currently or to be held by Victory Park including the conversion shares, which registration statement was declared effective originally on July 13, 2010 and as amended on April 21, 2011. We agreed to keep the registration statement effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144 and (ii) the date on which all of the registrable securities covered by such registration statement have been sold.  If on any day after the effective date of the registration statement, sales of all of the registrable securities cannot be made (other than during an allowable grace period) pursuant to the registration statement (including because of a suspension or delisting of the Common Stock on its principal market or a failure to register a sufficient number of shares of Common Stock), then as partial relief for the damages to any holder of registrable securities we shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of the aggregate value of such holder’s registrable securities required to be included in such registration statement on the initial date of such failure and on every 30th day thereafter (pro rated for periods totaling less than 30 days) until such failure is cured.  These damages do not have a maximum limitation.

NOTE I - DEBT

We have short-term and long-term debt outstanding to Victory Park, the Levys and our China joint venture partner.

Aggregate maturities of all outstanding debt at March 31, 2011 were as follows:

2011	$1,200,000
2012	750,000
2013	46,987,518
	48,937,518
Discount – Victory Park (see Note H)	(6,393,556)

	$42,543,962
Presentation on Balance Sheet:
	March 31, 2011	December 31, 2010

Notes payable – Levys: long-term (see Note G)	$14,737,518	$14,737,518
Notes payable – Victory Park –net of discount of $6,393,556 in 2011 and $7,209,700 in 2010 (see Note H)	26,606,444	25,790,300
Note payable-China Joint Venture Partner (see Note K)	1,200,000	1,200,000
	$42,543,962	$41,727,818

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

In consideration for our sale to Tarsa of an exclusive license for the Program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa, which represented a 26% ownership on a non-diluted basis (please see below).  The cash consideration was derived based upon the expenses we had incurred for the Program.   We valued the common stock at $0.23 per share or a total of $2,119,000 with the assistance of an outside valuation firm. These shares are pledged as security under the Victory Park loans.

Tarsa will be solely responsible for the future costs of the global Phase III clinical trials of the Program that was initiated in 2009 and completed in the first quarter of 2011.  We are eligible to receive up to $3,000,000 in milestone payments based on the achievement of certain sales benchmarks, as well as royalties, at rates in the single digits, on product sales.  We have no further cash or non-cash obligations to Tarsa under the Program.

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

As we have no commitment to fund the losses of Tarsa, our full-year 2009 operations include a loss of $2,119,000, which represents our proportionate share of Tarsa’s loss of $3,795,000 up to the amount of our investment in Tarsa.  The loss reduced our investment in Tarsa to zero and, as a consequence, our financial results through March 31, 2011 were not negatively affected by Tarsa’s ongoing operations.  We therefore discontinued the equity method of accounting for our investment in Tarsa at December 31, 2009.

We recognized $163,000 and $52,000 of revenue, respectively, for development, testing and other services performed for Tarsa under statements of work in the first quarter of 2011 and 2010.

On March 24, 2011, we announced that statistically significant top-line results from Tarsa’s Phase 3 ORACAL study of oral calcitonin for postmenopausal osteoporosis validate our proprietary oral peptide drug delivery technology.  The ORACAL study achieved its primary endpoint that was agreed with the FDA through a formalized Special Protocol Assessment (“SPA”) process.

On April 8, 2011, along with the founding investors of Tarsa, we entered into an agreement to purchase $1.5 million in convertible promissory notes and warrants (the “Purchase Agreement”) from Tarsa to help fund Tarsa’s business operations into the first half of 2012.  This investment maintains our fully-diluted ownership of Tarsa at 20% (26% non-diluted), taking into account a prior financing in 2010 (in which we did not participate) as well as outstanding stock options.  In addition, pursuant to the Purchase Agreement, Tarsa’s three founding investors may elect to purchase additional convertible promissory notes and warrants from Tarsa in one or more closings to occur between the April 8, 2011 closing date and December 2011 (the “Subsequent Closings”).  If we do not purchase our pro rata portion of such additional securities in those Subsequent Closings, our outstanding principal and accrued interest under the note we purchased in April 2011 will mandatorily, automatically convert into shares of Tarsa common stock at the then current conversion price set forth in Tarsa’s certificate of incorporation, as amended from time to time.  Subject to the prior approval of our Board of Directors and the consent of Victory Park, we will have the right to purchase additional convertible promissory notes with an aggregate original principal amount of $1,951,714 and additional warrants to purchase up to an aggregate of 202,306 shares of Series A Preferred Stock in those Subsequent Closings on the dates the three founding investors may elect for those closings to occur, if any.

We also announced that in April 2011 Tarsa had selected Unigene to conduct the stability testing for its oral calcitonin and has agreed to pay Unigene $1.04 million for these services.  The stability testing results will be included in Tarsa’s new drug application (NDA) to the FDA that Tarsa expects to file before the end of 2011.  In addition, Tarsa plans to submit a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in the first half of 2012.

NOTE K – CHINA JOINT VENTURE

In June 2000, we entered into a joint venture agreement with Shijiazhuang Pharmaceutical Group (SPG), a pharmaceutical company in the People’s Republic of China. We currently own 45% of the joint venture (the “China Joint Venture”) and have a 45% interest in the entity’s profits and losses. We account for this investment under the equity method. Our share of its losses for the three months ended March 31, 2011 and March 31, 2010 were $16,000 and $25,000, respectively.

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

In 2008 we initiated the transfer of technology and know-how to the joint venture.  This technology and know-how contribution gave rise to a basis difference between our investment in the joint venture and our 45% equity interest in the underlying assets of the joint venture.  This basis difference is being recognized over 17 years, the estimated life of the transferred assets.  The Company revised its accounting prospectively to account for the calculation of the basis difference between our investment in the joint venture and our 45% equity interest in the underlying net assets of the China Joint Venture.  We had originally calculated the amortization of the difference based upon the $4.5 million of intellectual property (licensed patent rights, know-how, etc.) that has been and was agreed to be contributed to the joint venture.  However, as of January 1, 2011, we will calculate the amortization of the difference based upon the $2.1 million of intellectual property that has been contributed to date and recorded on the financial statements of the joint venture.  The cumulative adjustment in the first quarter of 2011 totaled $317,643.  We will also recognize each quarter a revised basis difference of $30,882.  Therefore, the net basis difference recognized in the first quarter of 2011 was an expense of $286,761.

As part of our strategic realignment announced in September 2010, we have determined that the China Joint Venture no longer fits our core focus and therefore we will look to monetize our investment therein to the greatest extent possible, and terminate our participation in the China Joint Venture.

NOTE L – STOCK OPTION COMPENSATION

Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested.  Based upon options issued to consultants, we recognized compensation expense of $13,000 in the first quarter of 2011 and we recognized compensation expense of $5,000 in the first quarter of 2010.  These amounts are included in research and development expenses.

For the three months ended March 31, 2011, we recognized share-based compensation cost for employees and directors of $596,000, which consisted of $575,000 in general and administrative expenses and $21,000 in research and development expenses. For the three months ended March 31, 2010, we recognized share-based compensation cost of $151,000, which consisted of $136,000 in general and administrative expenses and $15,000 in research and development expenses.  We did not capitalize any share-based compensation cost.

As of March 31, 2011, there was approximately $1,639,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plan.  That cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

For the three months ended March 31, 2011 and March 31, 2010, we estimated the fair value of each option award on the date of grant using the Black-Scholes model.  We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant.  We have no present intention of declaring any dividends.  We based expected volatility on historical volatility.  We estimated the expected term of stock options using historical exercise experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended March 31,
	2011	2010

Expected volatility	58.9%	58.3%
Expected dividends	—	—
Expected term (in years)	6.0	6.0
Risk-free rate	2.0%	2.5%
Forfeiture rate – employees	20%	20%
Forfeiture rate – officers and directors	0%	0%

A summary of option activity as of March 31, 2011 and changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	9,208,200	$1.03
Granted	400,000	0.67
Exercised	--	--
Forfeited or expired	--	--

Outstanding at March 31, 2011	9,608,200	$1.02	6.4	$4,187,000

Exercisable at March 31, 2011	3,876,448	$1.44	4.7	$1,246,000

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2011 and 2010 was $0.67 and $0.42, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended March 31, 2011 and 2010 was $0 and $1,000, respectively.   Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2011 and 2010 was $0 and $1,000, respectively, and no tax benefit was realized.  There were no options exercised during the first quarter of 2011.

Restricted Stock Awards

During 2008, 2009 and 2010, we granted restricted stock awards to certain officers and other employees, as well as directors, that vest six months to one year from their grant date. We recognized $9,000 and $76,000, respectively, of compensation expense during the three-month periods ended March 31, 2011 and 2010 related to restricted stock awards.  Stock compensation expense is recognized over the vesting period of the restricted stock.  At March 31, 2011 we had $1,700 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized in April 2011.

Non-vested balance at January 1, 2011	164,000	$0.70
Changes during the period:
Shares granted	--	--
Shares vested	(134,000)	0.70
Shares forfeited	--	--

Non-vested balance at March 31, 2011	30,000	$0.68

NOTE M – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive.  Our weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for each of the three-month periods ended March 31, 2011 and 2010 because inclusion of our convertible notes, restricted stock, stock options and warrants (approximately 18,761,000 and 5,315,000 shares of common stock, if exercised, at March 31, 2011 and March 31, 2010, respectively), would be antidilutive.  The three months ended March 31, 2011 and 2010 include warrants to purchase an aggregate of 60,000 shares of common stock at exercise prices ranging from $2.00 to $2.20 per share, with expiration dates ranging from 2012 to 2015.  The three months ended March 31, 2011 also include approximately 54,312,000 shares of common stock that would be issued if Victory Park were to convert all of their outstanding convertible notes, plus accrued interest, as of March 17, 2011, the first day that their notes became convertible.

Reconciliation between the number of issued shares shown on the balance sheet and the number of shares used to determine EPS at March 31, 2011 and March 31, 2010:

	2011	2010
Issued shares per balance sheet	92,540,982	92,141,951
Unvested restricted stock	(30,000)	(352,900)
Treasury Stock	(26,650)	(9,200)
Shares used in determining EPS	92,484,332	91,779,851

NOTE N – PATENTS AND OTHER INTANGIBLES

Details of intangible assets are summarized as follows:

	March 31, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$144,000	$--	$144,000	$142,000	$2,000
Patents	1,170,000	324,000	846,000	1,440,000	571,000	869,000
Deferred Patents	1,840,000	--	1,840,000	1,784,000	--	1,784,000
Deferred Trademarks	15,000	--	15,000	15,000	--	15,000

	$3,169,000	$468,000	$2,701,000	$3,383,000	$713,000	$2,670,000

Trademarks and patents are all intangible assets with definite useful lives and therefore continue to be amortized in accordance with accounting guidance. Amortization expense amounted to $24,000 and $25,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.  The weighted-average amortization period for trademarks for the three months ended March 31, 2011 and March 31, 2010 was approximately one year and two years, respectively. The weighted-average amortization period for patents for the three months ended March 31, 2011 and March 31, 2010 was approximately 10 years and 11 years, respectively. Future amortization expense on our amortizable intangible assets over the next five years is estimated as follows:

2011 (9 months)	$68,000
2012	89,000
2013	88,000
2014	88,000
2015	87,000

$420,000

During the first quarter of 2011, we wrote-off fully amortized expired patents in the aggregate amount of $270,000.

NOTE O - LEGAL PROCEEDINGS

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis is covered by U.S. Patent No. 6,440,392 (the “Fortical Patent”).  In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product, which is the subject of an Apotex pending ANDA.  On July 24, 2006, we and USL jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together, “Apotex”), in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provided for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months.  In December 2008 this stay ended and we and Apotex entered a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States.  The preliminary injunction will remain in effect until the court renders a final decision on the validity and infringement of Unigene’s U.S. Patent.  In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement.  In August 2009, the U.S. District Court, Southern District of New York, confirmed the validity of Unigene’s patent and issued an order permanently enjoining Apotex from engaging in any activity that infringes the patent.  The motion of the plaintiffs, Unigene and its licensee USL, for summary judgment in the case was granted.  The Court upheld the validity of the Fortical Patent and entered a permanent injunction against Apotex.  Apotex appealed this decision.  In October 2009, the District Court vacated its order subject to reinstatement and asked the parties to identify any claims that remain in the case.  As a result, Apotex’s appeal was deactivated.  In July 2010, the Court ruled that no claims remain at issue and it reinstated its opinion and order of August 2009 in its entirety.  Accordingly, the motion for summary judgment was entered in favor of Unigene and USL.  Apotex appealed this decision to the United States Court of Appeals for the Federal Circuit and a hearing was held on March 7, 2011.  There is the usual litigation risk that we will not be successful in the appeal and potentially subsequent litigation if it is remanded. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.  This could have a material adverse impact on our results and financial position.

NOTE P – FAIR VALUE MEASUREMENTS

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Given our financial condition described in Note A, it is not practicable to estimate the fair value of our notes payable at March 31, 2011 and December 31, 2010. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature.  Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our debt. Fair value is a market-based measurement determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant, not based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, consideration is given to three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. Entities are required to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. Inputs to fair valuation techniques are prioritized, allowing for the use of unobservable inputs to the extent that observable inputs are not available. The applicable guidance establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

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

The Company has categorized its liabilities measured at fair value into the three-level fair value hierarchy, as defined above, based upon the priority of inputs to respective valuation techniques. Liabilities included within Level 3 of the fair value hierarchy included an embedded conversion feature which, at March 31, 2011, required fair value measurement on a recurring basis.  The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value.  The fair value of the conversion feature in 2010 was determined using a lattice pricing model.

For the three months ended March 31, 2010, total loss of approximately $10,034,000 is included in the Statements of Operations caption “Loss on change in fair value of embedded conversion feature.”

NOTE Q – SUBSEQUENT EVENTS

On April 8, 2011, along with the founding investors of Tarsa, we entered into an agreement to purchase $1.5 million in convertible promissory notes and warrants from Tarsa to help fund Tarsa’s business operations into the first half of 2012.  This investment maintains our fully-diluted ownership of Tarsa at 20%, taking into account a prior financing in 2010 (in which we did not participate) as well as outstanding stock options.

In April 2011, Tarsa selected Unigene to conduct the stability testing for its oral calcitonin and has agreed to pay Unigene $1.04 million for these services.  The stability testing results will be included in Tarsa’s NDA with the FDA that Tarsa expects to file before the end of 2011.

On May 6, 2011, we received the $4,000,000 milestone payment from GSK for the completion of Phase II patient enrollment in April 2011.  This milestone was achieved under our December 2010 amended and restated exclusive license agreement with GSK.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, including the financial statements and notes contained therein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects.  Such forward-looking statements include those which express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact.  We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements.  These forward-looking statements include statements about the following: our financial condition, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human clinical trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the delay in obtaining or the failure to obtain regulatory approvals for our products and the products of our licensees that may generate revenue for us, and litigation.  Factors that could cause or contribute to differences in our results and outcomes include, without limitation, those discussed in “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2010, such as uncertain revenue levels, rapidly changing technologies, stock price volatility and other factors discussed in our various filings with the Securities and Exchange Commission (“SEC”).

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

In March 2010, we entered into an amended and restated financing agreement for $33,000,000 three-year convertible senior secured term notes. We issued $33,000,000 of new convertible senior secured notes due in 2013, in exchange for approximately $19,358,000 of existing non-convertible senior secured term notes which were due in 2011 and the payment to us of approximately $13,642,000 in cash at the closing, minus fees related to the restructuring. An entity managed by Victory Park Capital Advisors, LLC was the sole investor in the transaction. Richard P. Levy of Victory Park Capital was appointed Chairman of the Board in connection with the restructuring. Unigene also restructured notes held by founding family members and initiated a reorganization of the management team.

In June 2010, Ashleigh Palmer was appointed President and Chief Executive Officer.  In the third quarter of 2010, we completed a comprehensive business audit and situational analysis resulting in a new strategy for us, an organizational realignment with the creation of two highly focused strategic business units, Unigene Biotechnologies and Unigene Therapeutics, and the appointment of a new executive leadership team.

Strategy

Our new three-step strategic intent is focused on; increasing available cash for operations by prudent cash conservancy and incremental revenue generation; as resources permit, retiring debt and selectively investing in the advancement of existing core development programs; and maximizing shareholder value by exploiting the full potential of our "Peptelligence TM" technology platform.

We are pursuing this strategic intent and, for marketing purposes only, we have focused our resources into two strategic business units.

Peptides are a rapidly growing therapeutic class with more than 130 programs currently in active development throughout the industry. To date, more than fifty peptide-based therapeutics have reached the market.  Our goal is to see our PeptelligenceTM platform, which represents a distinctive set of capabilities and assets, incorporated into as many peptide programs as possible as they advance through development towards commercialization.

PeptelligenceTM encompasses extensive intellectual property covering drug delivery and manufacturing technologies, peptide research and development expertise, and proprietary know-how. Our core PeptelligenceTM assets include proprietary oral and nasal peptide drug delivery technologies, and proprietary, high-yield, scalable and reproducible recombinant manufacturing technologies.

We are focusing our Unigene Therapeutics pipeline on metabolic and inflammatory diseases with significant unmet medical and socioeconomic needs. Programs that do not fit our core focus will be monetized, out-licensed or terminated. We also intend to focus our Unigene Biotechnologies business unit on generating near-term fee-for-service revenues and longer-term milestone payments and royalties by customizing delivery and manufacturing solutions for novel therapeutic peptides.

Our first product to market, Fortical(R), a nasal calcitonin product, received approval from the FDA in 2005 and is marketed in the United States by USL for the treatment of postmenopausal osteoporosis. Other clinical programs include oral calcitonin licensed to Tarsa which recently completed Phase III testing for the treatment of osteoporosis, and oral PTH, licensed to GSK and in Phase II clinical studies for the treatment of osteoporosis. In addition, we have a manufacturing license agreement with Novartis, which is currently completing three Phase III studies of oral calcitonin for the treatment of osteoporosis and osteoarthritis.

Unigene Biotechnologies Business Unit

We are expanding our PeptelligenceTM platform of peptide oral drug delivery and manufacturing assets and capabilities with the goal of establishing a portfolio of partnered opportunities. We plan to generate near-term revenue from feasibility studies and service fees and establish a solid foundation for potential high-value milestones and royalties. We hope to apply our PeptelligenceTM platform to as many therapeutic peptide programs as possible and help our partners co-develop those peptides through advanced clinical testing and commercialization.

Unigene Therapeutics Business Unit

Unigene Therapeutics constitutes our own pipeline of proprietary peptide development programs focused on metabolic disease and inflammation. Currently, we are concentrating our peptide development expertise on advancing our PTH program for the treatment of osteoporosis and the development of our lead proprietary preclinical anorexigenic peptide UGP281 for obesity.

In 2009, we licensed our late-stage oral calcitonin formulation to Tarsa, a venture-financed company founded exclusively to conduct Phase III clinical testing and prepare Unigene’s proprietary oral calcitonin formulation for commercialization. We currently own a 26% non-diluted, or 20% fully-diluted, stake in Tarsa. During the third quarter of 2010, Tarsa announced it had completed patient enrollment for its multinational, randomized, double-blind, placebo-controlled Phase III ORACAL trial in postmenopausal women with osteoporosis and that an independent Data Monitoring Committee had conducted two separate safety reviews of patient data and recommended the trial proceed as planned. In March 2011, Tarsa announced positive Phase III study top-line results and expects to submit registration filings with the FDA before the end of 2011.

In December 2010, we entered into an amended and restated exclusive worldwide license agreement with GSK to develop and commercialize an oral formulation of a recombinantly produced PTH analog for the treatment of osteoporosis in postmenopausal women. Under the terms of the amended and restated agreement, we will conduct the Phase II study.  In addition to the remaining milestone payments of up to $142,000,000 from the original agreement that we are still eligible to receive based upon the achievement of regulatory and commercialization milestones, in December 2010 we received an upfront payment of $4,000,000 to pay for Phase II costs.  In May 2011, we received an additional $4,000,000 milestone payment due to our successful completion of Phase II patient enrollment in April 2011. In addition, we are eligible to receive royalties at a rate in the low-to-mid teens based on GSK's global sales of the product, subject to a reduction under certain circumstances as described in the agreement. Once the Phase II study has been completed, and based on a review of the data, GSK may elect to assume responsibility for all future development and commercialization of the product.

The Phase II oral PTH study commenced patient enrollment in the first quarter of 2011. This multicenter, double-blind, randomized, repeat dose placebo controlled study includes an open label comparator arm and will evaluate approximately 90 postmenopausal osteoporotic women for a period of 24 weeks. The primary endpoint will be an increase in bone mineral density in subjects at 24 weeks compared to baseline. Patient enrollment for this study was completed in April 2011 and top-line results are expected by year end.

Our satiety program is in advanced pre-clinical development. In February 2011, we announced our plans to accelerate the development of our lead proprietary anorexigenic peptide, UGP281. An anorexigenic peptide is one that diminishes or controls appetite and offers potential therapeutic benefit to morbidly obese patients. We expect to file an Investigational New Drug (“IND”) application with the FDA and initiate Phase I clinical studies in the first half of 2012. Additionally, we are also currently exploring the opportunity to license a pharmacologically distinct sister analog to a veterinary partner for companion animal obesity to help subsidize a portion of the human proof of concept development costs of UGP281.

Our Annexin 1 analog and Site Directed Bone Growth (“SDBG”) programs have been put on hold to conserve cash in the near term. We are currently evaluating strategic opportunities with our SDBG program, including out-licensing or divesting this asset.

Revenue

Revenue is summarized as follows for the three-month periods ended March 31, 2011 and 2010:

	2011	2010
Product Sales	$647,315	$1,288,808
Royalties	514,197	779,143
Licensing Revenue	562,689	312,690
Development Fees and Other	401,608	151,861
	$2,125,809	$2,532,502

Revenue for the three months ended March 31, 2011 decreased $407,000, or 16%, to $2,126,000 from $2,533,000 in the comparable period in 2010.  This was primarily due to the continuing decline in sales and royalties from USL, due to increased competition in the nasal calcitonin market.  Fortical sales to USL decreased 50% to $647,000 for the three months ended March 31, 2011 as compared to $1,289,000 for the three months ended March 31, 2010.  The 50% decline in sales was primarily due to the timing of Fortical shipments to USL.  Fortical sales fluctuate each quarter based upon USL’s ordering schedule.  Fortical royalties for the quarter ended March 31, 2011 decreased $265,000, or 34%, to $514,000 from $779,000 in the comparable period of 2010.  Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipment to its customers.  In the first quarter of 2011, both quantity of units sold by USL as well as their net selling price per vial declined from the comparable period in 2010, causing royalties to decrease.

Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years.  Licensing revenue increased $250,000 or 80% in the first quarter of 2011 as compared to the first quarter of 2010.  This was due to the $4,000,000 payment received from GSK in December 2010.  It is being recognized over four years, the estimated performance period under the amended agreement (See Note C).

Development fees and other revenue increased 164% to $402,000 in the first quarter of 2011 from $152,000 in the first quarter of 2010 primarily due to the timing and amount of development work and feasibility studies we do for various pharmaceutical and biotechnology companies, including Tarsa.

Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees. It is therefore subject to uncertain timing and not predictive of future revenue.  Bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional peptide sales are dependent upon the future needs of our partners, which we cannot currently estimate.  Sales revenue from Fortical in 2011 and future years will depend on Fortical’s continued acceptance in the marketplace, as well as current and future competition and other factors.  In December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical.  In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product.  Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to steadily decline.  Therefore, Fortical will not generate sufficient revenue for us to achieve profitability.  In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes on our Fortical patent.  If we do not ultimately prevail in defending our patent, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

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

We allocate costs associated with our manufacturing facility in Boonton, New Jersey to the manufacture of production batches for inventory purposes, cost of goods sold, research and development expenses, unallocated facility cost or inventory reserve based upon the activities undertaken by the personnel in Boonton each period.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs, preclinical and clinical trials, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense.  Research and development expense increased $690,000, or 40% to $2,421,000 from $1,731,000 for the three months ended March 31, 2011 as compared to the same period in 2010.  This increase was due to increased clinical trial expenditures of $1,285,000 related to our oral PTH Phase II clinical trial, for which GSK paid us $4,000,000 in December 2010.  This increase was partially offset by reductions of $194,000 in contractual research costs, primarily related to our Queen Mary and Yale University agreements that terminated in the second quarter of 2010, and in consulting fees. Research and development expenses should continue to increase in 2011, as compared to 2010, due to our continuing PTH Phase II expenses.

Cost of Goods Sold

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance.  Cost of goods sold decreased 46% to $265,000 from $489,000 for the three months ended March 31, 2011 as compared to the same period in 2010 due to the 50% reduction in Fortical sales.  Cost of goods sold represented our costs associated with Fortical production for USL, whose purchases from us fluctuate each quarter.  Cost of goods sold as a percentage of sales was 41% and 38%, respectively, for the first quarter of 2011 and 2010.  Future production related expenses for 2011 and later years will be dependent upon the level of future Fortical sales, as well as possible peptide production, to meet our partners’ needs.

General and Administrative Expenses

General and administrative expenses increased $312,000, or 19%, to $1,974,000 from $1,662,000 for the three months ended March 31, 2011 as compared to the same period in 2010.  The increase was primarily attributed to an increase in officers’ compensation of $237,000, of which $151,000 represents non-cash stock option compensation.

Unallocated Facility Cost

Unallocated facility cost represents underutilization of our Boonton manufacturing facility.  These costs primarily consist of salaries, as well as overhead expenses, which decreased $46,000 to $750,000 for the three months ended March 31, 2011 as compared to $796,000 in the same period in 2010.  The expenses in 2011 and 2010 primarily relate to the temporary cessation of calcitonin and enzyme production, as well as the decreased production of Fortical.

Inventory Reserve

Inventory reserve charges were $576,000 for the three months ended March 31, 2010.  This expense primarily represents our decision not to pursue an additional improvement for our calcitonin manufacturing process.  Therefore, calcitonin batches manufactured by this process have been fully reserved.

Severance and other Related Expenses

This expense in 2011 represents a one-time, non-cash charge for stock option compensation for Warren Levy and Ronald Levy, former executive officers of Unigene.  It is a result of the extension of their period of exercise for certain stock options from three months following termination of their employment in September 2010 to 3 ½ years following such termination, according to the terms of their employment and settlement agreements.

This expense in 2010 represents one-time, non-cash charges for stock option compensation for Warren Levy and Ronald Levy, as well as for Jay Levy, former executive officer of Unigene.  For Warren Levy and Ronald Levy, it is a result of options granted under their employment agreements.  For Jay Levy, it is a result of the extension of his period of exercise for certain stock options from three months following termination of his employment in March 2010 to 3 ½ years following such termination, according to the terms of his separation agreement.

Other Income/Expense

Gain/Loss on Change in Fair Value of Embedded Conversion Feature

The Victory Park notes issued in March 2010 are convertible into shares of our Common Stock and, until June 15, 2010, we did not have sufficient authorized shares to effectuate a full conversion of the notes.  Therefore, the conversion feature was treated as a liability based on its fair value.  The liability for the conversion feature was marked to the market at March 31, 2010 and at June 15, 2010, the date of our annual meeting of stockholders, when additional shares were authorized.  We therefore recognized a non-cash expense of $10,034,000 in the first quarter of 2010, which represented the change in the fair value of the conversion feature of the note from the closing date of March 17, 2010 to the balance sheet date of March 31, 2010.

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

Interest Expense

Interest expense increased 80% in the first quarter of 2011 to $2,736,000 from $1,523,000 in the first quarter of 2010.  The increase was primarily due to the debt restructuring with Victory Park in March 2010.  The 2010 notes for $33,000,000 bear interest at the prime rate plus 5%, with a floor of 15%.    During the first quarters of 2011 and 2010 we recognized $2,320,000 and $984,000, respectively, in cash and non-cash interest expense under these notes.  In addition, interest expense on the Levy loans increased to $412,000 in the first quarter of 2011 from $370,000 in the first quarter of 2010.

Loss from Investment in China Joint Venture

This loss includes our 45% ownership percentage of our China joint venture’s profits and losses.  Our share of the first quarter of 2011 loss of the joint venture was $16,000, a decrease of $9,000 from the first quarter of 2010.  Losses will continue for the foreseeable future.

This loss also includes the basis difference between our investment of the intellectual property in the joint venture and our 45% equity interest in the underlying assets of the joint venture.  This basis difference is being recognized over 17 years, the estimated life of the transferred assets.  The Company revised its accounting prospectively to account for the calculation of the basis difference between our investment in the joint venture and our 45% equity interest in the underlying net assets of the China joint venture.  We had originally calculated the amortization of the difference based upon the $4.5 million of intellectual property (licensed patent rights, know-how, etc.) that has been and was agreed to be contributed to the joint venture.  However, as of January 1, 2011, we will calculate the amortization of the difference based upon the $2.1 million of intellectual property that has been contributed to date and recorded on the financial statements of the joint venture.  The cumulative adjustment in the first quarter of 2011 totaled $317,643.  We will also recognize each quarter a revised basis difference of $30,882.  Therefore, the net basis difference recognized in the first quarter of 2011 was an expense of $286,761.

Net Loss

Net loss for the three months ended March 31, 2011 decreased approximately $9,302,000, or 58%, to $6,645,000 from $15,947,000 for the corresponding period in 2010. This was primarily due to loss on conversion feature of $10,034,000, debt issuance cost of $2,008,000, and an inventory reserve of $576,000 in 2010.  These were partially offset by an increase in interest expense of $1,213,000, as well as an increase in other operating expenses of $1,002,000 and a decrease in revenue of $407,000.  Net losses will continue unless we achieve sufficient non-deferred revenue under our USL, Tarsa, GSK or Novartis agreements or sign new revenue generating research, licensing or distribution agreements.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had cash and cash equivalents of $8,151,000, a decrease of $4,050,000 from December 31, 2010.  Cash received during the first quarter of 2011 was primarily from Fortical sales and royalties received under our agreement with USL.  Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from our stockholders and Victory Park, (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties.  We cannot be certain that any of these cash sources will continue to be available to us in the future.  Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations.  Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular.  Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

We believe that in 2011 we will generate cash to apply toward funding our operations through Fortical sales and royalties, the $4,000,000 milestone payment from GSK received in May 2011 for completion of Phase II patient enrollment, from testing and other services provided to Tarsa and others and, in the long term, on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue on future licensed products and technologies.  We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides, including our obesity peptide, and for our peptide manufacturing technology.  However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

Due to our limited financial resources, any further significant decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products or technologies or loss of patent protection, could have a material adverse effect on our cash flow and operations (see Notes C, D, E, J and O).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, we would eventually need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our restated financing agreement with Victory Park (see Note H) or significantly curtail our operations. Under the restated financing agreement, we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  These default provisions were temporarily waived under a forbearance agreement executed in December 2010.  The forbearance period began December 10, 2010 and will terminate upon the earliest to occur of (i) the termination of the amended GSK license agreement (see Note C), (ii) June 30, 2012 (or such later date as the parties may agree in writing), (iii) GSK’s failure to pay the Company certain specific amounts pursuant to the amended license agreement, or (iv) the date when the Company (a) repudiates or asserts a defense to any obligation or liability under the forbearance agreement or any transaction document (as defined in the restated financing agreement or (b) makes or pursues a claim against Victory Park or any secured party named in the forbearance agreement.  Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects.  We believe that the 2010 Victory Park financing and the 2010 and 2011 GSK payments have satisfied our current cash requirements, but satisfying our cash requirements over the long term will require the successful commercialization of one or more of our biotechnologies or our licensees’ oral or nasal calcitonin products, our oral PTH product, the obesity program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any of these products other than Fortical will be approved or will be commercially successful.  The amount of future revenue we will derive from Fortical is also uncertain.

We have incurred annual operating losses since our inception and, as a result, at March 31, 2011, had an accumulated deficit of approximately $177,000,000.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008, which continued in 2009 and 2010 and into 2011.  These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings.  The credit crisis may continue for the foreseeable future.  In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence.  Accordingly, future demand for our product could differ from our current expectations.

Net Cash Used in Operating Activities: Net cash used in operating activities was $3,989,000 in the first quarter of 2011, which was primarily due to our net loss adjusted for non-cash items of $1,380,000 and an increase in our operating assets and liabilities of $1,276,000, primarily from increased accrued interest on our Victory Park and Levy notes.

Net cash used in operating activities was $2,675,000 in the first quarter of 2010, which was primarily due to our net loss adjusted for non-cash items of $13,026,000 and a decrease in our operating assets and liabilities of $246,000.  The decrease in our operating assets and liabilities primarily resulted from a reduction in accounts payable and accrued expenses.  Cash provided by operating activities has not been sufficient to meet our needs.

Net Cash Used in Investing Activities:  Net cash used in investing activities was $61,000 in the first quarter of 2011 and $138,000 in the first quarter of 2010, primarily related to our various patent application filings.

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

The information below summarizes our market risks associated with interest bearing debt obligations as of March 31, 2011.  The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.  Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our debt.

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

(1) Prime rate plus 5%, with a floor of 15%

Item 4.    Controls and Procedures

For the quarterly period ending March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1A.    Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended.  See “Special Note Regarding Forward-Looking Statements” in Part 1, Item 2 of this Quarterly Report.

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010.  Except as noted below, no material changes to the risk factors disclosed in the 10-K have been identified during the three months ended March 31, 2011:

We may require additional cash to sustain our operations and our ability to secure additional cash is uncertain.

We had a cash flow deficit from operations of $3,989,000 for the three months ended March 31, 2011.  We believe that, in the near-term, we will generate cash to apply toward funding our operations through Fortical royalties and sales, the receipt of a $4,000,000 milestone payment from GSK as a result of the completion of Phase II patient enrollment and from PeptelligenceTM revenue. These funds may not be adequate to fully support our operations.  Therefore, we may need additional sources of cash in order to maintain all of our future operations.  Based upon management’s projections, we believe our current cash should be sufficient to support our current operations into the second half of 2012.

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

In March 2010, we issued to Victory Park $33,000,000 in convertible notes, which come due in March 2013.  As of March 17, 2011, these notes are convertible into shares of Common Stock at the holder’s option. The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.70 per share.  If we subsequently make certain issuances of Common Stock or Common Stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price.  Assuming that the convertible notes were converted in full on March 17, 2011 (with conversion of the original principal amount plus interest thereon into the conversion shares), then, together with the shares and other securities owned by them, Victory Park and its affiliates would beneficially own in the aggregate approximately 41% of our outstanding Common Stock (as diluted by outstanding options) as of that date.

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

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit No.	Document Description
10.1	Agreement for Sale of Real Estate dated as of January 31, 2011 by and between the Company and RCP Birch Road, L.L.C.
10.2
Settlement and Release Agreement and Amendments dated as of March 10, 2011 between the Company and the Estate of Jean Levy; the Jaynjean Levy Family Limited Partnership; Warren P. Levy; and Ronald S. Levy.

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

UNIGENE LABORATORIES, INC.
(Registrant)

Date: May 10, 2011	By:	/s/ Ashleigh Palmer
Ashleigh Palmer, President
(Chief Executive Officer)

Date: May 10, 2011	By:	/s/ William Steinhauer
William Steinhauer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)