Form 10-Q
period 2011-06-30
UNIGENE LABORATORIES INC
filed 2011-08-09
CIK 352747

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes X  No ___.

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

Common Stock, $.01 Par Value—92,969,370 shares as of August 2, 2011

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets
June 30, 2011 and December 31, 2010	3

Condensed Statements of Operations
Three months and six months ended June 30, 2011 and 2010	4

Condensed Statement of Stockholders’ Deficit
Six months ended June 30, 2011	5

Condensed Statements of Cash Flows
Six months ended June 30, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1 A.	34

SIGNATURES	37

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

UNIGENE LABORATORIES, INC.
CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$9,118,503	$12,200,800
Accounts receivable	702,789	1,553,091
Accounts receivable – Tarsa	315,297	186,263
Inventory, net	1,922,522	1,417,934
Prepaid expenses and other current assets	691,728	699,950
Due from former China joint venture partner	600,000	--

Total current assets	13,350,839	16,058,038

Noncurrent inventory	2,319,310	2,881,980
Property, plant and equipment, net	2,841,897	3,190,117
Patents and other intangibles, net	2,799,027	2,670,044
Investment in China joint venture	--	3,175,925
Investment in Tarsa	--	--
Deferred financing costs, net	140,375	181,457
Other assets	345,071	313,382

Total assets	$21,796,519	$28,470,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,234,019	$974,998
Accrued expenses	2,031,257	2,834,345
Current portion - deferred licensing fees	3,142,828	2,290,916
Current portion - deferred gain on sale/leaseback	116,760	--
Due to China joint venture partner	--	1,200,000
Notes payable – Levys	300,000	--

Total current liabilities	6,824,864	7,300,259

Note payable–Victory Park, net of discount of $5,577,412 in 2011 and $7,209,700 in 2010	27,422,588	25,790,300
Notes payable – Levys	14,437,518	14,737,518
Accrued interest –Victory Park and Levys	13,138,126	9,285,359
Accrued expenses, excluding current portion	162,296	162,296
Deferred licensing fees, excluding current portion	13,164,759	11,152,037
Deferred gain on sale/leaseback, excluding current portion	690,866	--
Deferred compensation	488,993	471,890

Total liabilities	76,330,010	68,899,659

Commitments and contingencies
Stockholders’ deficit:

Common Stock - par value $.01 per share, authorized 275,000,000 shares in 2011 and 2010; issued 92,681,832 shares in 2011 and 92,475,597 shares in 2010	926,818	924,756
Additional paid-in capital	130,200,936	129,227,058
Accumulated deficit	(185,661,245)	(170,580,263)
Treasury Stock – at cost (26,650 shares in 2010)	--	(267)

Total stockholders’ deficit	(54,533,491)	(40,428,716)

Total liabilities and stockholders’ deficit	$21,796,519	$28,470,943

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
       CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue:
Product sales	$646,173	$1,386,757	$1,293,488	$2,675,565
Royalties	405,029	905,724	919,226	1,684,867
Licensing revenue	705,162	312,690	1,267,851	625,380
Development fees and other	239,649	172,250	478,623	272,557
Tarsa revenue	473,039	250,892	635,673	302,446
	2,469,052	3,028,313	4,594,861	5,560,815

Operating expenses:
Research and development	2,098,159	1,634,057	4,519,287	3,365,436
Cost of goods sold	270,642	585,941	535,540	1,075,309
General and administrative	2,321,237	1,921,154	4,294,915	3,661,715
Unallocated facility expenses	849,116	768,435	1,599,173	1,564,580
Inventory reserve	--	--	--	576,021
Severance and other related expense	--	1,120,000	349,980	1,120,000
	5,539,154	6,029,587	11,298,895	11,363,061
Operating loss	(3,070,102)	(3,001,274)	(6,704,034)	(5,802,246)

Other income (expense):
Gain (loss) on change in fair value of embedded conversion feature	--	1,909,000	--	(8,125,000)
Debt issuance cost	--	--	--	(2,007,534)
Interest and other income	23,359	1,554	51,054	19,572
Interest expense	(2,797,860)	(2,595,646)	(5,534,076)	(4,118,486)
(Loss) gain from investment in China joint venture	(1,073,071)	42,578	(1,375,926)	83,830
Loss from investment in Tarsa	(1,518,000)	--	(1,518,000)	--
Loss before income taxes	(8,435,674)	(3,643,788)	(15,080,982)	(19,949,864)
Income tax benefit from sale of state tax benefit	--	--	--	359,357
Net loss	$(8,435,674)	$(3,643,788)	$(15,080,982)	$(19,590,507)

Loss per share – basic and diluted: Net loss per share	$(0.09)	$(0.04)	$(0.16)	$(0.21)

Weighted average number of shares outstanding - basic and diluted	92,534,316	91,822,915	92,497,652	91,798,187

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
Six Months Ended June 30, 2011
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2011	92,475,597	$924,756	$129,227,058	$(170,580,263)	$(267)	$(40,428,716)

Stock issued in lieu of director fees	65,385	654	50,346	--	--	51,000

Issuance of restricted stock	40,000	400	(400)	--	--	--

Exercise of stock options	100,850	1,008	52,246	--	267	53,521

Recognition of restricted stock compensation expense	--	--	18,972	--	--	18,972

Recognition of stock option compensation expense – employees and directors	--	--	847,539	--	--	847,539

Recognition of stock option compensation expense - consultants	--	--	5,175	--	--	5,175

Net loss	--	--	--	(15,080,982)		(15,080,982)

Balance, June 30, 2011	92,681,832	$926,818	$130,200,936	$(185,661,245)	$--	$(54,533,491)

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(15,080,982)	$(19,590,507)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(1,425,999)	(701,239)
Amortization of debt discounts and deferred financing fees	1,673,379	1,171,369
Non-cash equity compensation	922,686	582,039
Depreciation and amortization of long-lived assets	348,212	360,690
Inventory reserve provision	--	576,021
Debt issuance cost	--	2,007,534
Loss on change in fair value of embedded convertible feature	--	8,125,000
Loss on investment in China joint venture	1,375,926	(83,830)
Loss on investment in Tarsa	1,518,000	--

Changes in operating assets and liabilities:
Decrease in accounts receivable	721,268	648,913
Decrease in inventory	58,082	806,055
Increase in other assets	(23,468)	(48,522)
(Decrease) increase in accounts payable and accrued expenses	(544,069)	463,994
Increase in accrued interest-stockholders	3,852,767	2,072,426
Increase (decrease) in deferred compensation	17,103	(7,101)
Increase in deferred licensing fees	4,280,900

Net cash used in operating activities	(2,306,195)	(3,617,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Tarsa	(1,518,000)	--
Construction of leasehold and building improvements	(5,880)	(2,941)
Purchase of equipment and furniture	(249,169)	(25,309)
Increase in patents and other intangibles	(176,537)	(247,402)
Proceeds from sale/lease back	1,119,963	--

Net cash used in investing activities	(829,623)	(275,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable – Victory Park	--	13,642,473
Debt issuance cost	--	(2,007,534)
Repayment on note payable – China joint venture	--	(875,000)
Repayment on note payable – Victory Park		(179,679)
Repayment on note payable – Jay Levy	--	(1,000,000)
Proceeds from exercise of stock options	53,521	1,434
Net cash provided by financing activities	53,521	9,581,694

Net (decrease) increase in cash and cash equivalents	(3,082,297)	5,688,884

Cash and cash equivalents at beginning of period	12,200,800	4,894,210

Cash and cash equivalents at end of period	$9,118,503	$10,583,094

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of convertible note in exchange for nonconvertible note	--	$19,357,527
Cash payments:
Cash paid for interest	--	$803,000

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE A – LIQUIDITY

At June 30, 2011, we had cash and cash equivalents of $9,119,000, a decrease of $3,082,000 from December 31, 2010.  Cash received during the first six months of 2011 was primarily from GlaxoSmithKline (“GSK”), from Fortical sales and royalties received under our agreement with Upsher-Smith Laboratories, Inc. (“USL”) and from testing and other services provided to Tarsa and others.  In May 2011 we received a $4,000,000 milestone payment from GSK for completion of Phase II patient enrollment.  Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from our stockholders and an entity managed by Victory Park Capital Advisors, LLC (together with its affiliates, “Victory Park”), (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties.  We cannot be certain that any of these cash sources will continue to be (or the extent to which they will be) available to us in the future.  Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations.  Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular.  Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

We believe that in 2011 we will generate cash to apply toward funding our operations through Fortical sales and royalties and from testing and other services provided to Tarsa and others, and, in the long term, on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue from future licensed products and technologies.  We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides, including our obesity peptide, and for our peptide manufacturing technology.  However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

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

We have incurred annual operating losses since our inception and, as a result, at June 30, 2011, had an accumulated deficit of approximately $186,000,000.

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

B. NOTE B - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included.  Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, an update to guidance was issued clarifying how to measure and disclose fair value.  This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value.  The fair value disclosure requirements also were amended.  The Company does not believe that the adoption of the amended guidance will have a significant effect on its financial statements.

On January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. We did not enter into or materially modify any multiple-element arrangements during the six months ended June 30, 2011. Our existing agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

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

NOTE C- GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement of development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis.  Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product.  In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty at a rate in the low to mid-teens based on its worldwide sales of the product, subject to a reduction under certain circumstances as described in the agreement.  The royalty rate will be increased if certain sales milestones are achieved.  A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. As agreed with GSK, we conducted further development including a small Phase I study, which we initiated in 2008 and successfully completed in 2009. An aggregate of $16,000,000 in up-front and milestone payments has been received from inception through June 30, 2011, including the two $4,000,000 payments received in December 2010 and May 2011, described below.  We have also received an additional $5,000,000 from GSK for PTH sales and in support of our PTH development activities from inception through June 30, 2011.  In December 2010, the Company entered into an amended and restated exclusive worldwide license agreement with GSK and we received $4,000,000 for Phase II development costs. This revenue is being recognized over four years and nine months, through September 30, 2015, the estimated performance period under the amended agreement. This payment was considered substantive due to its reasonableness relative to all of the deliverables and payment terms in the agreement; commensurate with our level of effort; and commensurate with the enhanced value of the deliverables. We received an additional $4,000,000 in May 2011 due to the completion of Phase II patient enrollment in April 2011. This milestone is also being recognized through September 30, 2015.  We recognized $642,000 of revenue under these milestones in the first six months of 2011.  Phase II results are expected before year-end.  Bulk product sales to licensees, prior to product approval, are unpredictable and subject to the needs of the licensee.  GSK could make additional milestone payments in the aggregate amount of up to approximately $140,000,000 subject to the progress of the compound through clinical development  and through to the market.  This agreement is subject to certain termination provisions.  Either party may terminate the license agreement if the other party (i) materially breaches the license agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors.  Additionally, GSK may terminate the license agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

On August 3, 2011, we entered into a Development Services and Clinical Supply Agreement with GSK.  Under the terms of the agreement, we will receive up to approximately $2.2 million in milestone payments from GSK to undertake certain development and manufacturing activities related to the active pharmaceutical ingredient and finished drug product of an oral formulation of a recombinantly produced investigational PTH analog for the treatment of osteoporosis in postmenopausal women in advance of GSK’s potential decision to study the molecule in a Phase 3 study.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. There are no potential milestone payments remaining under this agreement.  We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the Food and Drug Administration (“FDA”) and launched by USL in August 2005.  Revenue for the six months ended June 30, 2011 included $1,293,000 in Fortical sales and $919,000 in Fortical royalties. Revenue for the six months ended June 30, 2010 included $2,676,000 in Fortical sales and $1,685,000 in Fortical royalties.  At June 30, 2011, our accounts receivable from USL were approximately $545,000.  From August 2005 through June 2011, we have recognized an aggregate of $42,305,000 in Fortical sales and $26,041,000 in Fortical royalties.  We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectability.  Royalty revenue, computed in a range from the transfer price of product to USL to a royalty rate in the mid-thirties depending on the circumstances, is earned on net sales of Fortical by USL and is recognized in the period Fortical is sold by USL.  Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict.  In December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical.  In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product.  Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to steadily decline.  This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment. The term of the USL agreement shall continue through the expiration of USL’s obligation to pay royalties and continue thereafter indefinitely unless earlier terminated.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We have received an aggregate of $13,700,000 from Novartis under this agreement and there are up to $5,000,000 in potential milestone payments remaining. We will receive royalties, at rates in the single digits, on net sales of any existing or future Novartis products that contain recombinant salmon calcitonin which in the future are approved for sale by health authorities, and are manufactured by Novartis using our technology.  For both the six months ended June 30, 2011 and 2010, we recognized $446,000 in licensing revenue.  During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is being used by Novartis in ongoing Phase III clinical trials. In July 2010, an independent Data Monitoring Committee (“DMC”) reviewed and conducted a “futility” analysis of one-year data for all patients enrolled in one of Novartis’s osteoarthritis studies, including both an assessment of safety and efficacy parameters.  The DMC concluded there was no reason to stop the study because of safety findings.  In addition, the DMC concluded there was no reason to continue the study because of efficacy findings, but also determined that the final decision whether to continue this study rests with the study sponsors.  In October 2010, Novartis and its partner Nordic Bioscience announced that this study of patients with osteoarthritis of the knee is currently ongoing.  In addition, in October 2010, Novartis released information on a different study on oral calcitonin for the treatment of osteoarthritis.  The top-level results indicated that the study did not meet the first of three co-primary endpoints and results from the other two co-primary endpoints indicated clinical efficacy related to certain symptom modification.  Novartis and its partner Nordic Bioscience announced their plan to continue to analyze and evaluate the results of this study and to determine appropriate next steps.  Novartis and Nordic Bioscience also confirmed that a concurrent third study of oral calcitonin for the treatment of osteoporosis is proceeding as planned.

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

NOTE F – INVENTORY

Inventories consisted of the following as of June 30, 2011 and December 31, 2010:

	2011	2010
Current Inventory
Finished goods – net of allowances of $1,164,000 and $1,214,000, respectively	$1,118,826	$896,471
Raw materials – net of allowances of $57,000 and $63,000, respectively	803,696	521,462

Total	$1,922,522	$1,417,933

Noncurrent Inventory
Finished goods	$1,026,607	$1,442,520
Raw materials	1,292,703	1,439,460

Total	$2,319,310	$2,881,980

Typically, finished goods and work in process inventory, if any, are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and raw materials were $1,221,000 at June 30, 2011, a decrease of $56,000 from December 31, 2010.  Based upon expected future orders, $1,027,000 of our finished goods inventory and $1,293,000 of our raw material inventory were classified as a noncurrent asset at June 30, 2011.  We expect this inventory to be fully recoverable, therefore no reserve was established. In 2010, we temporarily ceased production of calcitonin and enzyme. This cessation of production has continued through the first half of 2011.

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

In March 2010, in conjunction with the Victory Park refinancing, the Levy loans were amended and restated to modify their terms.  The amended notes, which continue to be secured by a secondary lien on our equipment and certain of our United States patents and patent applications, bore interest at a rate of 9% per annum from May 10, 2007 to March 17, 2010 and 12% per annum thereafter, each of which shall be non-compounding.  As of March 17, 2010, interest expense was calculated using an effective interest method, at a rate of 8.2%, over the life of the notes due to the deferred payment schedule contained in the notes.  Subject to the conditions set forth in our financing agreement with Victory Park, we were obligated to make the following payments as set forth in, and pursuant to, the amended notes: an aggregate principal payment of $1,000,000 on May 10, 2010, which has been paid; an aggregate principal payment of $500,000 on November 10, 2010 (unpaid but adjusted as described below); an aggregate principal payment of $250,000 on May 10, 2011 (unpaid but adjusted as described below); and payment of all unpaid principal and accrued and unpaid interest on June 18, 2013. These loans remain subordinated to the Victory Park notes. Total interest expense on all Levy loans was approximately $421,000 and $400,000, respectively, for the three months ended June 30, 2011 and 2010 and $833,000 and $770,000, respectively, for the six months ended June 30, 2011 and 2010.  As of June 30, 2011, total accrued interest on all Levy loans was $5,765,951 and the outstanding loans by these persons to us totaled $14,737,518, for an aggregate owed to them of $20,503,469.  These loans are collateralized by secondary security interests in our equipment and certain of our patents.

On March 10, 2011, the Company entered into the Settlement and Release Agreement and Amendments (the “Settlement Agreement”) by and among the Company and the Estate of Jean Levy, The Jaynjean Levy Family Limited Partnership, Dr. Warren Levy, the Company’s former president, and Dr. Ronald S. Levy, the Company’s former executive vice president (collectively, the “Levy Parties”).

Pursuant to the Settlement Agreement, the parties agreed to settle any and all claims, whether known or unknown, arising from or relating to the Levy employment agreements, the deferred compensation program for Dr. Warren Levy and Dr. Ronald Levy and the amended notes and the Levy Parties agreed to release their secondary mortgage and related liens on certain of our real property.  In connection with this settlement, the Company agreed, among other things, to make the following payments, which modified certain terms of the Levy employment agreements and the deferred compensation program referred to above:

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

During January 2009 and February 2010, respectively, we repaid approximately $463,000 and $180,000 in principal in accordance with mandatory prepayment terms.  For the three months ended June 30, 2011 and June 30, 2010 we recognized approximately $2,373,000 and $2,173,000, respectively, in cash and non-cash interest expense on these notes.  For the six months ended June 30, 2011 and June 30, 2010 we recognized approximately $4,693,000 and $3,276,000, respectively, in cash and non-cash interest expense on these notes.

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

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes by way of surrender of the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and by way of cash payment of approximately $13,642,000 for the balance. These convertible notes were purchased at a 2% discount to the face amount. Total fees and expenses at closing were approximately $2,007,000 and these closing costs are shown on our Statement of Operations as debt issuance costs.  The financing was considered a troubled debt restructuring due to our financial condition and due to a decrease in the effective rate of the note.  Therefore, these costs were expensed in March 2010.  We therefore received net cash proceeds of approximately $11,635,000.  The balance of deferred financing costs ($140,000 at June 30, 2011) and note discount ($5,577,000 at June 30, 2011) from the 2008, 2009 and 2010 Victory Park financings are being amortized over the three-year term of the new convertible notes to interest expense on a straight-line basis which approximates the effective interest rate method.  In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing.  The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes.  After the first anniversary of the first closing, under certain circumstances, we have the right to prepay up to $10,642,472 (this amount was reduced from $13,642,472 in conjunction with the forbearance agreement described below) of the convertible notes at a price equal to 110% of the convertible notes being repaid plus accrued and unpaid interest, subject to customary conditions.  The convertible notes are secured by a first priority lien on all of our current and future assets.  The convertible notes will accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be capitalized and added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date.  Interest expense is calculated using an effective interest method, at a rate of 15.9%, over the three-year life of the notes due to the deferred payment schedule contained in the notes.  The notes are convertible into shares of Common Stock at the holder’s option as of March 17, 2011.  The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.70 per share.  If we subsequently make certain issuances of Common Stock or Common Stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price.  We lacked sufficient shares of Common Stock to deliver all of the shares of Common Stock to be issued upon conversion of the notes and therefore, we were required to obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares.  We obtained this approval on June 15, 2010 at our annual meeting of stockholders.

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

Under the restated financing agreement, we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  These default provisions were temporarily waived under a forbearance agreement executed in December 2010.  The forbearance period began December 10, 2010 and will terminate upon the earliest to occur of (i) the termination of the amended GSK license agreement (see Note C), (ii) June 30, 2012 (or such later date as the parties may agree in writing), (iii) GSK’s failure to pay the Company certain specific amounts pursuant to the amended license agreement, or (iv) the date when the Company (a) repudiates or asserts a defense to any obligation or liability under the forbearance agreement or any transaction document (as defined in the restated financing agreement or (b) makes or pursues a claim against Victory Park or any secured party named in the forbearance agreement.  The restated financing agreement specifies certain events of default including, without limitation:  failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the restated financing agreement); a change in control (as defined in the restated financing agreement); lack of timely filing or effectiveness of a required registration statement; and any material decline or depreciation in the value or market price of the collateral.  We are subject to certain cash damages, as set forth in the convertible notes, in the case of a failure to timely convert the notes, and a failure to timely convert is also an event of default, subject to additional remedies.  Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply.  As of June 30, 2011, we were in compliance with all of these covenants.

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

NOTE I - DEBT

We currently have short-term and long-term debt outstanding to Victory Park and the Levys.

Aggregate maturities of all outstanding debt at June 30, 2011 were as follows:

June 30,
2012	$300,000
2013	47,437,518
47,737,518
Discount – Victory Park (see Note H)	(5,577,412)

$42,160,106

Presentation on Balance Sheet:

	June 30, 2011	December 31, 2010

Notes payable – Levys: long-term (see Note G)	$14,437,518	$14,737,518
Notes payable – Levys: short-term (see Note G)	300,000	--
Notes payable – Victory Park –net of discount of $5,577,412 in 2011 and $7,209,700 in 2010 (see Note H)	27,422,588	25,790,300
Note payable-former China Joint Venture Partner (see Note K)	--	1,200,000
	$42,160,106	$41,727,818

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

In consideration for our sale to Tarsa of an exclusive license for the Program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa, which initially represented a 26% ownership on a non-diluted basis (please see below).  The cash consideration was derived based upon the expenses we had incurred for the Program.   We valued the common stock at $0.23 per share or a total of $2,119,000 with the assistance of an outside valuation firm. These shares are pledged as security under the Victory Park loans.

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

As we have no commitment to fund the losses of Tarsa, our full-year 2009 operations include a loss of $2,119,000, which represents our proportionate share of Tarsa’s loss of $3,795,000 up to the amount of our investment in Tarsa.  The loss reduced our investment in Tarsa to zero and we therefore discontinued the equity method of accounting for our investment in Tarsa at December 31, 2009.

We recognized $636,000 and $302,000 of revenue, respectively, for development, testing and other services performed for Tarsa under statements of work in the first six months of 2011 and 2010.

On March 24, 2011, we announced that statistically significant top-line results from Tarsa’s Phase 3 ORACAL study of oral calcitonin for postmenopausal osteoporosis validate our proprietary oral peptide drug delivery technology.  The ORACAL study achieved its primary endpoint that was agreed with the FDA through a formalized Special Protocol Assessment (“SPA”) process.

On April 8, 2011, along with the founding investors of Tarsa, we entered into an agreement to purchase $1,518,000 in convertible promissory notes and warrants (the “Purchase Agreement”) from Tarsa to help fund Tarsa’s business operations into the first half of 2012.  After recording this investment in Tarsa, we recognized Tarsa’s prior years’ losses up to our $1,518,000 investment, again reducing our investment in Tarsa to zero.  This investment maintains our fully-diluted ownership of Tarsa at 20% (26% non-diluted), taking into account a prior financing in 2010 (in which we did not participate) as well as outstanding stock options.  In addition, pursuant to the Purchase Agreement, Tarsa’s three founding investors may elect to purchase additional convertible promissory notes and warrants from Tarsa in one or more closings to occur between the April 8, 2011 closing date and December 2011 (the “Subsequent Closings”).  If we do not purchase our pro rata portion of such additional securities in those Subsequent Closings, our outstanding principal and accrued interest under the note we purchased in April 2011 will mandatorily, automatically convert into shares of Tarsa common stock at the then current conversion price for the Series A Preferred Stock set forth in Tarsa’s certificate of incorporation, as amended from time to time.  Therefore, on July 8, 2011, we entered into another Purchase Agreement and we invested an additional $1,301,000 in Tarsa convertible promissory notes and warrants.  Subject to the prior approval of our Board of Directors and the consent of Victory Park, we will have the right to purchase additional convertible promissory notes with an aggregate original principal amount of $650,571 and additional warrants to purchase up to an aggregate of 67,435 shares of Series A Preferred Stock at a Subsequent Closing on the date the three founding investors may elect for the closing to occur, if any.

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

NOTE K – CHINA JOINT VENTURE

On June 7, 2011 (the “Signing Date”), we entered into an Equity Sale and Purchase Agreement with an effective date of June 4, 2011 (the “Effective Date”), (which agreement was restated and replaced in July, 2011 without altering the terms of the June agreement; as so restated, the “Equity Transfer Agreement”), under which we will sell our equity interest in Unigene Biotechnology Co., Ltd. (the “China Joint Venture”), which represents forty-five percent of the registered capital and the profits and losses of the China Joint Venture (the “Equity Interest”).  Thereunder, we will sell the Equity Interest to China Charmaine Pharmaceutical Company Limited (the “Purchaser”), an affiliate of China Pharmaceutical Group Limited (“CPG”) for an aggregate purchase price of up to $1,050,000, payable in two installments in the amounts and at the times described below.

The China Joint Venture was formed between Unigene and CPG’s predecessor under that certain Joint Venture Contract dated June 15, 2000 (the “JV Contract”), those certain Articles of Association dated June 15, 2000 (the “Articles of Association”) and that certain Agreement dated April 23, 2008 (the “Agreement”). We also granted certain licenses and other rights to the China Joint Venture under that certain Technology Transfer Agreement dated April 23, 2008 (the “Technology Transfer Agreement”).

Furthermore, in connection with the Technology Transfer Agreement, on May 10, 2008, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which we sold 1,080,000 shares of Unigene common stock, par value $0.01 per share (the “Shares”), at a price of $1.86 per share to Tin Lon Investment Limited, a Hong Kong limited liability company that is a wholly-owned subsidiary of CPG, in a private placement.  Pursuant to the Equity Transfer Agreement, from the Effective Date through and until the first anniversary of the Closing Date (defined below) (the “Final Payment Date”), we have the option (the “Option”), but not the obligation, upon ten days prior written notice to the Purchaser, to repurchase the Shares at a purchase price of $1.86 per share, if they have not previously been disposed of by the holder.

In consideration for the sale and transfer of the Equity Interest:  (i) upon the receipt of certain governmental approvals and satisfaction of certain other customary conditions, the Purchaser shall pay the first installment of $600,000 to us (such payment date, the “Closing Date”);  and (ii) the Purchaser shall pay the remaining $450,000 (the “Final Payment”) on the date the Option is exercised, provided that if the Option is not exercised on or before the Final Payment Date and the Shares are not otherwise disposed of by the holder, we will forego the Final Payment.

Furthermore, as of the Effective Date, we have no further obligations under the JV Contract or the Articles of Association.

As of the Signing Date, our investment in the China Joint Venture was $2,873,070 and we had recorded a liability to the China Joint Venture in the amount of $1,200,000 for a net investment of $1,673,070.  Due to the expected first payment of $600,000 we recognized a loss of $1,073,070 on the termination and sale of the joint venture.  We will recognize a gain if and when we receive the $450,000 contingent final payment.

In 2008 we initiated the transfer of technology and know-how to the joint venture.  This technology and know-how contribution gave rise to a basis difference between our investment in the joint venture and our 45% equity interest in the underlying assets of the joint venture.  This basis difference was being recognized over 17 years, the estimated life of the transferred assets.  The Company revised its accounting prospectively to account for the calculation of the basis difference between our investment in the joint venture and our 45% equity interest in the underlying net assets of the China Joint Venture.  We had originally calculated the amortization of the difference based upon the $4.5 million of intellectual property (licensed patent rights, know-how, etc.) that has been and was agreed to be contributed to the joint venture.  However, as of January 1, 2011, we calculated the amortization of the difference based upon the $2.1 million of intellectual property that had been contributed to that date and recorded on the financial statements of the joint venture.  The cumulative adjustment in the first quarter of 2011 totaled $317,643.  We also recognized a revised basis difference of $30,882.  Therefore, the net basis difference recognized in the first quarter of 2011 was an expense of $286,761. These expenses are included in our statement of operations under “loss (gain) from investment in joint venture.”

NOTE L – STOCK OPTION COMPENSATION

Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested.  Based upon options issued to consultants, we recognized compensation benefits of $7,000 and compensation expense of $5,000, respectively, for the three months and six months ended June 30, 2011. We recognized compensation benefit of $6,000 and compensation expense of $1,000, respectively, for the three months and six months ended June 30, 2010.These amounts are included in research and development expenses.

For the three months ended June 30, 2011, we recognized share-based compensation cost for employees and directors of $252,000, which consisted of $232,000 in general and administrative expenses and $20,000 in research and development expenses. For the three months ended June 30, 2010, we recognized share-based compensation cost of $161,000, which consisted of $137,000 in general and administrative expenses and $24,000 in research and development expenses.  For the six months ended June 30, 2011, we recognized share-based compensation costs for employees and directors, of $498,000, which consisted of $457,000 in general and administrative expenses and $41,000 in research and development expenses.  For the six months ended June 30, 2010, we recognized share-based compensation cost for employees and director, of $312,000, which consisted of $272,000 in general and administrative expenses and $40,000 in research and development expenses.  We did not capitalize any share-based compensation cost.

As of June 30, 2011, there was approximately $1,571,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plan.  That cost is expected to be recognized over a weighted-average period of approximately 1 year.

For the three months and six months ended June 30, 2011 and June 30, 2010, we estimated the fair value of each option award on the date of grant using the Black-Scholes model.  We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant.  We have no present intention of declaring any dividends.  We based expected volatility on historical volatility.  We estimated the expected term of stock options using historical exercise experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected volatility	60.6%	60.0%	59.6%	59.5%
Expected dividends	--	--	--	--
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free rate	1.8%	2.0%	1.9%	2.2%
Forfeiture rate - employees	20%	20%	20%	20%
Forfeiture rate – officers and directors	0%	0%	0%	0%

A summary of option activity as of June 30, 2011 and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	9,208,200	$1.03
Granted	695,000	0.87
Exercised	(127,500)	0.42
Forfeited or expired	(779,500)	0.80

Outstanding at June 30, 2011	8,996,200	$1.05	6.1	$2,652,000

Exercisable at June 30, 2011	4,845,364	$1.30	4.7	$1,254,000

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2011 and 2010 was $0.65 and $0.40, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2011 and 2010 was $0.49 and $0.41, respectively.  The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during both the three months and six months ended June 30, 2011 was $81,000, and for the three months and six months ended June 30, 2010 was $500 and $1,800, respectively.

Cash received from option exercises under all share-based payment arrangements for both the three months and six months ended June 30, 2011 was $54,000 and for the three months and six months ended June 30, 2010 was $200 and $1,400, respectively.  No tax benefit was realized from option exercises.

Restricted Stock Awards

We periodically grant restricted stock awards to certain officers and other employees, as well as directors, that typically vest six months to one year from their grant date. We recognized $ 10,000 and $19,000, respectively, of compensation expense during the three-month and six-month periods ended June 30, 2011 and we recognized $96,000 and $172,000, respectively, of compensation expense during the three-month and six-month periods ended June 30, 2010 related to restricted stock awards.  Stock compensation expense is recognized over the vesting period of the restricted stock.  At June 30, 2011 we had $41,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from July 2011 to April 2012.

	Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at January 1, 2011	164,000	$0.70
Changes during the period:
Shares granted	40,000	1.24
Shares vested	(164,000)	0.70
Shares forfeited	--	--

Non-vested balance at June 30, 2011	40,000	$1.24

NOTE M – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive.  Our weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for each of the three-month and six-month periods ended June 30, 2011 and 2010 because inclusion of our convertible notes, restricted stock, stock options and warrants (approximately 63,702,000 and 6,768,000 shares of common stock, if exercised, for the three-month periods ended June 30, 2011 and June 30, 2010, respectively, and approximately 41,331,000 and 6,045,000 shares of common stock, if exercised, for the six-month periods ended June 30, 2011 and June 30, 2010, respectively) would be antidilutive.  The three months and six months ended June 30, 2011 and 2010 include warrants to purchase an aggregate of 60,000 shares of common stock at exercise prices ranging from $2.00 to $2.20 per share, with expiration dates ranging from 2012 to 2015.  The three months and six months ended June 30, 2011 also include approximately 54,313,000 and 31,807,000 shares of common stock, respectively,  that would be issued if Victory Park were to convert all of their outstanding convertible notes, plus accrued interest, as of March 17, 2011, the first day that their notes became convertible.

Reconciliation between the number of issued shares shown on the balance sheet and the number of shares used to determine EPS at June 30, 2011 and June 30, 2010:

	2011	2010
Issued shares per balance sheet	92,681,832	92,242,751
Unvested restricted stock	(40,000)	(352,900)
Treasury Stock	--	(9,200)
Shares used in determining EPS	92,641,832	91,880,651

NOTE N – PATENTS AND OTHER INTANGIBLES

Details of intangible assets are summarized as follows:

	June 30, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$144,000	$--	$144,000	$142,000	$2,000
Patents	1,235,000	347,000	888,000	1,440,000	571,000	869,000
Deferred Patents	1,896,000	--	1,896,000	1,784,000	--	1,784,000
Deferred Trademarks	15,000	--	15,000	15,000	--	15,000

	$3,290,000	$491,000	$2,799,000	$3,383,000	$713,000	$2,670,000

Trademarks and patents are all intangible assets with definite useful lives and therefore continue to be amortized in accordance with accounting guidance. Amortization expense amounted to $48,000 and $49,000 for the six months ended June 30, 2011 and June 30, 2010, respectively.  The weighted-average amortization period for all intangible assets  as of June 30, 2011 was approximately 11 years. Future amortization expense on our amortizable intangible assets over the next five years is estimated as follows:

2011 (6 months)	$47,000
2012	93,000
2013	93,000
2014	93,000
2015	92,000

$418,000

During the six months ended June 30, 2011, we wrote-off fully amortized expired patents in the aggregate amount of $270,000.

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

NOTE P – FAIR VALUE MEASUREMENTS

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Given our financial condition described in Note A, it is not practicable to estimate the fair value of our notes payable at June 30, 2011 and December 31, 2010. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature.  Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our debt.

The Company has categorized its liabilities measured at fair value into the three-level fair value hierarchy based upon the priority of inputs to respective valuation techniques. Liabilities included within Level 3 of the fair value hierarchy included an embedded conversion feature which, at March 31, 2010 and June 30, 2010, required fair value measurement on a recurring basis.  The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value.  The fair value of the conversion feature in 2010 was determined using a lattice pricing model.

For the three months and six months ended June 30, 2010, respectively, a gain of $1,909,000 and a loss of $8,125,000 are included in the Statements of Operations caption “Gain (loss) on change in fair value of embedded conversion feature.”

NOTE Q – SALE/LEASEBACK

On May 24, 2011 (the “Closing Date”), we sold our real property located at 110 Little Falls Road, Fairfield, New Jersey, with the buildings and improvements thereon, and any furniture, machinery, equipment and other personal property (other than property used in the conduct of our laboratory business) that the Company owned and used to operate, repair and maintain the property (the “Property”), to RCP Birch Road, L.L.C. (the “Purchaser”).  This sale was effected pursuant to an Agreement for Sale of Real Estate, dated as of January 31, 2011, by and between Unigene and the Purchaser.  In connection with the transfer of title of the Property, on the Closing Date, we received an aggregate purchase price of $1,200,000 from the Purchaser.  In connection with the transfer of title of the Property, pursuant to the Settlement Agreement, the Levy Parties released their secondary mortgage and related liens on the Property (see Note G).

In connection with the sale of the Property, we executed a Lease for Real Property, dated as of the Closing Date, pursuant to which we have leased the Property from the Purchaser for an initial term of seven years, which may be extended for one renewal term of five years, for an annual base rent during the initial term ranging from $135,000 to $145,000, and up to approximately $156,000 in the renewal term.

After expenses of $80,000, we received net proceeds of $1,120,000.  Our basis in the land, building and improvements was $303,000.  Therefore, we will recognize a gain on this transaction in the amount of $817,000.  This gain will be recognized ratably over seven years, the length of the lease term.  For the period ended June 30, 2011, we recognized a gain in the amount of $10,000 which is included in the statement of operations.

NOTE R – SUBSEQUENT EVENTS

TARSA
As described more fully in Note J, on July 8, 2011, we, along with the founding investors of Tarsa, entered into another Purchase Agreement with Tarsa and we invested an additional $1,301,000 in Tarsa convertible promissory notes and warrants.  Subject to the prior approval of our Board of Directors and the consent of Victory Park, we will have the right to purchase additional convertible promissory notes with an aggregate original principal amount of $650,571 and additional warrants to purchase up to an aggregate of 67,435 shares of Series A Preferred Stock at a Subsequent Closing on the date the three founding investors may elect for the closing to occur, if any.

GSK
On August 3, 2011, we entered into a Development Services and Clinical Supply Agreement with GSK.  Under the terms of the agreement, we will receive up to approximately $2.2 million in milestone payments from GSK to undertake certain development and manufacturing activities related to the active pharmaceutical ingredient and finished drug product of an oral formulation of a recombinantly produced investigational PTH analog for the treatment of osteoporosis in postmenopausal women in advance of GSK’s potential decision to study the molecule in a Phase 3 study.

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

RESULTS OF OPERATIONS

Introduction

Unigene Laboratories, Inc., a biopharmaceutical company, was incorporated in the State of Delaware in 1980. Our single business segment focuses on the research, production and delivery of small proteins, referred to as peptides, for medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream. We rent three operating locations: administrative and regulatory offices in Boonton, New Jersey; a laboratory research facility in Fairfield, New Jersey; and a pharmaceutical production facility in Boonton, New Jersey.

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

In December 2010, we entered into an amended and restated exclusive worldwide license agreement with GSK to develop and commercialize an oral formulation of a recombinantly produced PTH analog for the treatment of osteoporosis in postmenopausal women. Under the terms of the amended and restated agreement, we will conduct the Phase II study.  In addition to the remaining milestone payments of up to approximately $140,000,000 from the original agreement that we are still eligible to receive based upon the achievement of regulatory and commercialization milestones, in December 2010 we received an upfront payment of $4,000,000 to pay for Phase II costs.  In May 2011, we received an additional $4,000,000 milestone payment due to our successful completion of Phase II patient enrollment in April 2011. In addition, we are eligible to receive royalties at a rate in the low-to-mid teens based on GSK's global sales of the product, subject to a reduction under certain circumstances as described in the agreement. Once the Phase II study has been completed, and based on a review of the data, GSK may elect to assume responsibility for all future development and commercialization of the product.

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

Our Annexin 1 analog and Site-Directed Bone Growth (“SDBG”) programs have been put on hold to conserve cash in the near term. We are currently evaluating strategic opportunities with our SDBG program, including out-licensing or divesting this asset.

Revenue

Revenue is summarized as follows for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Product Sales	$646,173	$1,386,757	$1,293,488	$2,675,565

Royalties	405,029	905,724	919,226	1,684,867

Licensing Revenue	705,162	312,690	1,267,851	625,380

Development Fees and other	712,688	423,142	1,114,296	575,003

	$2,469,052	$3,028,313	$4,594,861	$5,560,815

Revenue for the three months ended June 30, 2011 decreased $559,000, or 18%, to $2,469,000 from $3,028,000 in the comparable period in 2010.  This was primarily due to the continuing decline in Fortical sales and royalties due to increased competition in the nasal calcitonin market.  Fortical sales decreased 53% to $646,000 for the three months ended June 30, 2011 as compared to $1,387,000 for the three months ended June 30, 2010.  This decline in sales was primarily due to the timing of Fortical shipments to USL as well as to the continuing decline in orders placed by USL.  Fortical sales fluctuate each quarter based upon USL’s ordering schedule.  Fortical royalties for the quarter ended June 30, 2011 decreased $501,000, or 55%, to $405,000 from $906,000 in the comparable period of 2010.  Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipment to its customers.  In the three-month and six-month periods ended June 30, 2011, both quantity of units sold by USL as well as their net selling price per vial declined from the comparable periods in 2010, causing royalties to significantly decrease.

Revenue for the six months ended June 30, 2011 decreased $966,000 or 17% to $4,595,000 from $5,561,000 in the comparable period in 2010.  The six month decrease was primarily due to a decrease in Fortical revenue of $2,148,000.  Fortical sales decreased 52% to $1,293,000 for the six months ended June 30, 2011 from $2,676,000 for the six months ended June 30, 2010.  Fortical royalties for the six months ended June 30, 2011 decreased $766,000, or 45%, to $919,000 from $1,685,000 in the comparable period of 2010.  Sales and royalties have steadily declined since the launch of competitive products in December 2008.

Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years.  Licensing revenue increased $392,000, or 125% in the second quarter of 2011 and increased $642,000, or 103%, in the first six months of 2011 as compared to the comparable periods in 2010.  This was due to the $4,000,000 payment received from GSK in December 2010, as well as the $4,000,000 milestone payment received in May 2011.  These payments are being recognized ratably through the third quarter of 2015, the estimated performance period under the amended agreement (See Note C).

Development fees and other revenue increased 69% to $713,000 in the second quarter of 2011 from $423,000 in the second quarter of 2010 and increased 94% to $1,114,000 for the six months ended June 30, 2011 from $575,000 for the six months ended June 30, 2010, primarily due to the timing and amount of development work and feasibility studies we did for various pharmaceutical and biotechnology companies, including Tarsa.

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

Research and Development Expenses

Research and development expenses primarily consist of personnel costs, preclinical and clinical trials, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense.  Research and development expense increased $464,000, or 28% to $2,098,000 from $1,634,000 for the three months ended June 30, 2011 as compared to the same period in 2010.  This increase was due to increased clinical trial expenditures of $958,000 related to our oral PTH Phase II clinical trial, for which GSK paid us $4,000,000 in December 2010.  This increase was partially offset by reductions of $122,000 in salaries, $115,000 in supplies, $108,000 in contractual research costs, primarily related to our Queen Mary and Yale University agreements that terminated in the second quarter of 2010, and in reduced consulting fees in the amount of $114,000. Research and development expense increased $1,154,000, or 34% to $4,519,000 from $3,365,000 for the six months ended June 30, 2011 as compared to the same period in 2010.  This increase was due to increased clinical trial expenditures of $2,243,000 related to our oral PTH Phase II clinical trial.  This increase was partially offset by reductions of $209,000 in salaries, $210,000 in supplies, $302,000 in contractual research costs, primarily related to our Queen Mary and Yale University agreements, and in reduced consulting fees in the amount of $253,000.  Research and development expenses should continue to increase in 2011, as compared to 2010, due to our continuing PTH Phase II expenses.

Cost of Goods Sold

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance.  Cost of goods sold decreased 54% to $271,000 from $586,000 for the three months ended June 30, 2011 as compared to the same period in 2010 due to the 53% reduction in Fortical sales.  Cost of goods sold represented our costs associated with Fortical production for USL, whose purchases from us fluctuate each quarter.  Cost of goods sold as a percentage of sales was 42%, for the second quarters of both 2011 and 2010.  Cost of goods sold decreased 50% to $536,000 from $1,075,000 for the six months ended June 30, 2011 as compared to the same period in 2010 due to the 52% reduction in Fortical sales.  Cost of goods sold as a percentage of sales was 41% and 40%, respectively, for the first six months of 2011 and 2010.  Future production related expenses for 2011 and later years will be dependent upon the level of future Fortical sales which have been declining, as well as possible peptide production, to meet our partners’ needs.

General and Administrative Expenses

General and administrative expenses increased $400,000, or 21%, to $2,321,000 from $1,921,000 for the three months ended June 30, 2011 as compared to the same period in 2010.  The increase was primarily attributed to an increase in officers’ and administrative compensation of $293,000, of which $88,000 represents non-cash stock-based compensation.  In addition, professional fees increased $152,000.  General and administrative expenses increased $633,000, or 17%, to $4,295,000, from $3,662,000 for the six months ended June 30, 2011 as compared to the same period in 2010.  The increase was primarily attributable to an increase in officers’ and administrative compensation of $455,000, of which $162,000 represents non-cash stock option compensation.  In addition, professional fees increased $133,000.

Unallocated Facility Cost

Unallocated facility cost represents underutilization of our Boonton manufacturing facility.  These costs primarily consist of salaries, as well as overhead expenses, which increased $81,000 to $849,000 for the three months ended June 30, 2011 as compared to $768,000 in the same period in 2010 and increased $34,000 to $1,599,000 for the six months ended June 30, 2010 as compared to $1,565,000 in the same period in 2009. The expenses in 2011 and 2010 primarily relate to the temporary cessation of calcitonin and enzyme production, as well as the decreased production of Fortical.

Inventory Reserve

Inventory reserve charges were $0 and $576,000, respectively for the three months and six months ended June 30, 2010.  This expense primarily represents our decision not to pursue an additional improvement for our calcitonin manufacturing process.  Therefore, calcitonin batches manufactured by this process have been fully reserved.  There were no inventory reserve charges in 2011.

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

This expense in 2010 represented an accrual of salary and health insurance costs associated with the resignations of Warren Levy and Ronald Levy in 2010.

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

Interest Expense

Interest expense increased 8% in the second quarter of 2011 to $2,798,000 from $2,596,000 in the second quarter of 2010 and increased 34% for the six months ended June 30, 2011 to $5,534,000  from $4,118,000 in the same period in 2010.  The increases were primarily due to the debt restructuring with Victory Park in March 2010.  The 2010 notes for $33,000,000 bear interest at the prime rate plus 5%, with a floor of 15%.  During the second quarters of 2011 and 2010 we recognized $2,373,000 and $2,173,000, respectively, in cash and non-cash interest expense under these notes.  During the first six months of 2011 and 2010, we recognized $4,693,000 and $3,276,000, respectively, in cash and non-cash interest expense under these notes.  In addition, interest expense on the Levy loans increased to $421,000 in the second quarter of 2011 from $400,000 in the second quarter of 2010 and increased to $833,000 in the first six months of 2011 from $770,000 in the first six months of 2010.

Loss from Investment in China Joint Venture

For the three months and six months ended June 30, 2011, this loss includes our sale of our 45% ownership interest in the China joint venture.  We recognized a loss of $1,073,000 based upon the near-term first payment of $600,000 and our net investment of $1,673,000.  If we eventually receive the contingent second payment in the amount of $450,000, we would recognize a gain at that time.

This loss also includes the basis difference between our investment of the intellectual property in the joint venture and our 45% equity interest in the underlying assets of the joint venture.  This basis difference was being recognized over 17 years, the estimated life of the transferred assets.  The Company revised its accounting prospectively to account for the calculation of the basis difference between our investment in the joint venture and our 45% equity interest in the underlying net assets of the China joint venture.  We had originally calculated the amortization of the difference based upon the $4.5 million of intellectual property (licensed patent rights, know-how, etc.) that has been and was agreed to be contributed to the joint venture.  However, as of January 1, 2011, we calculated the amortization of the difference based upon the $2.1 million of intellectual property that has been contributed to that date and recorded on the financial statements of the joint venture.  The cumulative adjustment in the first quarter of 2011 totaled $317,643.  In the first quarter of 2011 we also recognized a revised basis difference of $30,882.  Therefore, the net basis difference included in the three months and six months ended June 30, 2011 was an expense of $286,761.

Loss from Investment in Tarsa

On April 8, 2011, along with the founding investors of Tarsa, we entered into an agreement to purchase $1,518,000 in convertible promissory notes and warrants from Tarsa to help fund Tarsa’s business operations into the first half of 2012.  After recording this investment in Tarsa, we recognized Tarsa’s prior years’ losses up to our $1,518,000 investment, reducing our investment in Tarsa to zero.

Net Loss

Net loss for the three months ended June 30, 2011 increased approximately $4,792,000, or 132%, to $8,436,000 from $3,644,000 for the corresponding period in 2010. This was primarily due to non-cash items including our loss recognized on the sale of our interest in the China joint venture in the amount of $1,073,000, our write-down of our investment in Tarsa in the amount of $1,518,000, as well as the second quarter of 2010 gain on change in fair value of embedded conversion feature in the amount of $1,909,000.  Net loss for the six months ended June 30, 2011 decreased approximately $4,510,000, or 23%, to $15,081,000 from $19,591,000 for the corresponding period in 2010.  This was primarily due to loss on conversion feature of $8,125,000 and debt issuance cost of $2,008,000 in 2010.  These were partially offset by an increase in interest expense of $1,416,000, as well as the $1,518,000 write-down of our investment in Tarsa, a decrease in revenue of $966,000 and a loss on our sale of our interest in the China joint venture in the amount of $1,073.000.  Net losses will continue unless we achieve sufficient non-deferred revenue under our USL, Tarsa, GSK or Novartis agreements or sign new revenue generating research, licensing or distribution agreements.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had cash and cash equivalents of $9,119,000, a decrease of $3,082,000 from December 31, 2010.  Cash received during the first six months of 2011 was primarily from GSK, from Fortical sales and royalties received under our agreement with USL and from testing and other services provided to Tarsa and others.  In May 2011 we received a $4,000,000 milestone payment from GSK for completion of Phase II patient enrollment.  Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from our stockholders and Victory Park, (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties.  We cannot be certain that any of these cash sources will continue to be (or the extent to which they will be) available to us in the future.  Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations.  Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular.  Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.

We believe that in 2011 we will generate cash to apply toward funding our operations through Fortical sales and royalties and from testing and other services provided to Tarsa and others, and, in the long term, on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue from future licensed products and technologies.  We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides, including our obesity peptide, and for our peptide manufacturing technology.  However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

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

We have incurred annual operating losses since our inception and, as a result, at June 30, 2011, had an accumulated deficit of approximately $186,000,000.

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

Net Cash Used in Operating Activities: Net cash used in operating activities was $2,306,000 in the first six months of 2011, which was primarily due to our net loss adjusted for non-cash items of $4,412,000 and an increase in our operating assets and liabilities of $8,363,000, primarily from proceeds from deferred revenue as well as increased accrued interest on our Victory Park and Levy notes.

Net cash used in operating activities was $3,617,000 in the first six months of 2010, which was primarily due to our net loss adjusted for non-cash items of $12,038,000 and an increase in our operating assets and liabilities of $3,936,000.  The increase in our operating assets and liabilities primarily resulted from an increase in accrued interest due to the restructuring of our Victory Park and Levy debt.  Cash provided by operating activities has not been sufficient to meet our needs.

Net Cash Used in Investing Activities:  Net cash used in investing activities was $830,000 in the first six months of 2011, primarily related to our April investment in Tarsa partially offset by proceeds from the sale/leaseback; and $276,000 in the first six months of 2010, primarily related to our various patent application filings.

Net Cash from Financing Activities:  Net cash provided by financing activities was $54,000 in the first six months of 2011, resulting from the proceeds we received from stock option exercises.  Net cash provided by financing activities was $9,582,000 in the first six months of 2010, primarily resulting from our issuance of convertible notes payable to Victory Park.

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

The information below summarizes our market risks associated with interest bearing debt obligations as of June 30, 2011.  The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.  Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our debt.

Debt Obligations	Carrying Amount	2011	2012	2013	Thereafter
Note payable – Victory Park Variable interest rate: 15% (1)	$33,000,000	$--	$--	$33,000,000	$--
Notes payable – Levys – Fixed interest rate: 12%	14,737,518	--	750,000	13,987,518	--

Total	$47,737,518	$--	$750,000	$46,987,518	$--

(1) Prime rate plus 5%, with a floor of 15%

Item 4.  Controls and Procedures

For the quarterly period ending June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1A.                      Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended.  See “Special Note Regarding Forward-Looking Statements” in Part 1, Item 2 of this Quarterly Report.

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010.  Except as noted below, no material changes to the risk factors disclosed in the 10-K have been identified during the three months ended June 30, 2011:

We may require additional cash to sustain our operations and our ability to secure additional cash is uncertain.

We had a cash flow deficit from operations of $2,306,000 for the six months ended June 30, 2011.  We believe that, in the near-term, we will generate cash to apply toward funding our operations through Fortical royalties and sales, and from PeptelligenceTM revenue. These funds may not be adequate to fully support our operations.  Therefore, we may need additional sources of cash in order to maintain all of our future operations.  Based upon management’s projections, we believe our current cash should be sufficient to support our current operations into the second half of 2012.

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

In March 2010, we issued to Victory Park $33,000,000 in convertible notes, which come due in March 2013.  As of March 17, 2011, these notes are convertible into shares of Common Stock at the holder’s option. The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.70 per share.  If we subsequently make certain issuances of Common Stock or Common Stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price.  Assuming that the convertible notes were converted in full on June 30, 2011 (with conversion of the original principal amount plus interest thereon into the conversion shares), then, together with the shares and other securities owned by them, Victory Park and its affiliates would beneficially own in the aggregate approximately 44% of our outstanding Common Stock (as diluted by outstanding options) as of that date.

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

Item 6.                      Exhibits
EXHIBIT INDEX

Exhibit No.	Document Description

10.3	Equity Sale and Purchase Agreement, dated July 2011, by and among the Company, China Pharmaceutical Group Limited and China Charmaine Pharmaceutical Company Limited.
10.4	Termination Agreement, effective as of June 4, 2011, by and among the Company, China Pharmaceutical Group Limited and Unigene Biotechnology Company Limited.
10.5	Lease for Real Property, dated May 24, 2011, by and between RCP Birch-Little Falls, LLC, 110 Little Falls DCLA, LLC and the Company
10.6	Employment Agreement by and between the Company and Ashleigh Palmer, dated June 8, 2011 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 10, 2011).*
31.1	Certification by Ashleigh Palmer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ashleigh Palmer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH* *	XBRL Taxonony Extension Schema
101.CAL**	XBRL Taxonony Extension Calculation
101.DEF**	XBRL Taxonony Extension Definition
101.LAB**	XBRL Taxonony Extension Labels
101.PRE**	XBRL Taxonony Extension Presentation

*Management contract or compensation plan.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

Date: August 9, 2011	By:	/s/ Ashleigh Palmer
Ashleigh Palmer, President
(Chief Executive Officer)

Date: August 9, 2011	By:	/s/William Steinhauer
William Steinhauer, Vice President of Finance
(Principal Financial Officer and
Principal Accounting Officer)