Form 10-Q
period 2011-09-30
UNIGENE LABORATORIES INC
filed 2011-11-09
CIK 352747

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Common Stock, $.01 Par Value—94,715,599 shares as of November 1, 2011

INDEX

UNIGENE LABORATORIES, INC.

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets
	September 30, 2011 and December 31, 2010	3

	Condensed Statements of Operations
	Three months and nine months ended September 30, 2011 and 2010	4

	Condensed Statement of Stockholders’ Deficit
	Nine months ended September 30, 2011	5

	Condensed Statements of Cash Flows
	Nine months ended September 30, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	36

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1 A.	Risk Factors	38

Item 6.	Exhibits	41

SIGNATURES		42

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
UNIGENE LABORATORIES, INC.
CONDENSED BALANCE SHEETS

ASSETS	September 30, 2011 (Unaudited)	December 31, 2010
Current assets:
Cash and cash equivalents	$5,193,019	$12,200,800
Accounts receivable	1,570,705	1,553,091
Accounts receivable – Tarsa	463,204	186,263
Inventory, net	1,707,162	1,417,934
Prepaid expenses and other current assets	220,172	699,950
Due from former China joint venture partner	600,000	--

Total current assets	9,754,262	16,058,038

Noncurrent inventory	1,985,541	2,881,980
Property, plant and equipment, net	3,070,986	3,190,117
Patents and other intangibles, net	1,999,432	2,670,044
Investment in former China joint venture	--	3,175,925
Investment in Tarsa	--	--
Deferred financing costs, net	119,834	181,457
Other assets	569,492	313,382

Total assets	$17,499,547	$28,470,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,235,206	$974,998
Accrued expenses	2,122,476	2,834,345
Current portion - deferred licensing fees	2,738,929	2,290,916
Current portion – deferred gain on sale/leaseback	116,760	--
Due to former China joint venture partner	--	1,200,000
Notes payable – Levys	750,000	--

Total current liabilities	6,963,371	7,300,259

Note payable–Victory Park, net of discount of $4,761,268 in 2011 and $7,209,700 in 2010	28,238,732	25,790,300
Notes payable – Levys	13,987,518	14,737,518
Accrued interest –Victory Park and Levys	15,159,256	9,285,359
Accrued expenses, excluding current portion	162,296	162,296
Deferred licensing fees, excluding current portion	13,235,795	11,152,037
Deferred gain on sale/leaseback, excluding current portion	661,676	--
Deferred compensation	464,040	471,890

Total liabilities	78,872,684	68,899,659

Commitments and contingencies
Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 275,000,000 shares in 2011 and 2010; issued 93,023,870 shares in 2011 and 92,475,597 shares in 2010	930,239	924,756
Additional paid-in capital	130,649,182	129,227,058
Accumulated deficit	(192,952,558)	(170,580,263)
Treasury Stock – at cost (26,650 shares in 2010)	--	(267)

Total stockholders’ deficit	(61,373,137)	(40,428,716)

Total liabilities and stockholders’ deficit	$17,499,547	$28,470,943

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
       CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue:
Product sales	$1,292,689	$1,287,422	$2,586,177	$3,962,987
Royalties	306,376	744,292	1,225,602	2,429,159
Licensing revenue	679,962	312,690	1,947,813	938,070
Development fees and other	722,849	235,054	1,201,472	507,611
Tarsa revenue	426,807	276,931	1,062,480	579,377
	3,428,683	2,856,389	8,023,544	8,417,204

Operating expenses:
Research and development	2,245,000	1,589,136	6,764,287	4,954,572
Cost of goods sold	493,415	814,958	1,028,955	1,890,267
General and administrative	2,121,859	1,512,389	6,416,774	5,174,104
Unallocated facility expenses	883,617	773,994	2,482,790	2,338,574
Inventory reserve	--	--	--	576,021
Loss on sale of patents	824,241	--	824,241	--
Severance and other related expense	--	--	349,980	1,120,000
	6,568,132	4,690,477	17,867,027	16,053,538
Operating loss	(3,139,449)	(1,834,088)	(9,843,483)	(7,636,334)

Other income (expense):
Loss on change in fair value of embedded conversion feature	--	--	--	(8,125,000)
Debt issuance cost	--	--	--	(2,007,534)
Interest and other income	11,052	31,551	62,106	51,123
Interest expense	(2,861,773)	(2,621,071)	(8,395,849)	(6,739,557)
(Loss) gain from investment in former China joint venture	--	40,051	(1,375,926)	123,881

Loss from investment in Tarsa	(1,301,143)	--	(2,819,143)	--
Loss before income taxes	(7,291,313)	(4,383,557)	(22,372,295)	(24,333,421)
Income tax benefit from sale of state tax benefit	--	--	--	359,357

Net loss	$(7,291,313)	$(4,383,557)	$(22,372,295)	$(23,974,064)

Loss per share – basic and diluted:
Net loss per share	$(0.08)	$(0.05)	$(0.24)	$(0.26)

Weighted average number of shares outstanding -
basic and diluted	92,910,238	92,085,584	92,636,692	91,895,038

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
Nine Months Ended September 30, 2011
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2011	92,475,597	$924,756	$129,227,058	$(170,580,263)	$(267)	$(40,428,716)
Stock issued in lieu of director fees	114,423	1,144	100,856	--	--	102,000
Issuance of restricted stock	40,000	400	(400)	--	--	--
Exercise of stock options	393,850	3,939	181,218	--	267	185,424
Recognition of restricted stock compensation expense	--	--	31,368	--	--	31,368
Recognition of stock option compensation expense – employees and directors	--	--	1,107,944	--	--	1,107,944
Recognition of stock option compensation expense - consultants	--	--	1,138	--	--	1,138
Net loss	--	--	--	(22,372,295)	--	(22,372,295)
Balance, September 30, 2011	93,023,870	$930,239	$130,649,182	$(192,952,558)	$--	$(61,373,137)

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,372,295)	$(23,974,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(2,185,539)	(1,013,927)
Amortization of deferred credit	(38,920)	--
Amortization of debt discounts and deferred financing fees	2,510,055	2,008,051
Non-cash equity compensation	1,242,450	855,810
Depreciation and amortization of long-lived assets	529,978	544,366
Inventory reserve provision	--	576,021
Debt issuance cost	--	2,007,534
Loss on change in fair value of embedded convertible feature	--	8,125,000
Loss (gain) on investment in former China joint venture	1,375,925	(123,881)
Loss on investment in Tarsa	2,819,143	--
Loss on sale of patents	824,241	--
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(294,555)	3,942
Decrease in inventory	607,211	1,414,240
Increase in other assets	223,668	(229,250)
(Decrease) increase in accounts payable and accrued expenses	(451,661)	232,487
Increase in accrued interest-stockholders	5,873,897	3,852,183
Increase (decrease) in deferred compensation	(7,850)	13,157
Increase in deferred licensing fees	4,717,312	100,400
Net cash used in operating activities	(4,626,940)	(5,607,931)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Tarsa	(2,819,143)	--
Proceeds from sale of patents	20,000	--
Construction of leasehold and building improvements	(5,869)	(2,941)
Purchase of equipment and furniture	(636,828)	(78,845)
Increase in patents and other intangibles	(244,388)	(356,694)
Proceeds from sale/leaseback	1,119,963	--
Net cash used in investing activities	(2,566,265)	(438,480)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable – Victory Park	--	13,642,473
Debt issuance cost	--	(2,007,534)
Repayment on note payable – former China joint venture	--	(875,000)
Repayment on note payable – Victory Park		(179,679)
Repayment on note payable – Jay Levy	--	(1,000,000)
Proceeds from exercise of stock options	185,424	2,848
Net cash provided by financing activities	185,424	9,583,108
Net (decrease) increase in cash and cash equivalents	(7,007,781)	3,536,697
Cash and cash equivalents at beginning of period	12,200,800	4,894,210
Cash and cash equivalents at end of period	$5,193,019	$8,430,907
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of convertible note in exchange for nonconvertible note	--	$19,357,527
Cash payments:
Cash paid for interest	--	$803,000

See notes to condensed financial statements.

UNIGENE LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE A – LIQUIDITY

Based upon management’s projections, we believe our current cash should be sufficient to support our current operations into the second half of 2012.  At September 30, 2011, we had cash and cash equivalents of $5,193,000, a decrease of $7,008,000 from December 31, 2010.  Cash received during the first nine months of 2011 was primarily from GlaxoSmithKline (“GSK”), from Fortical sales and royalties received under our agreement with Upsher-Smith Laboratories, Inc. (“USL”) and from testing and other services provided to Tarsa and others.  In May 2011 we received a $4,000,000 milestone payment from GSK for completion of Phase 2 patient enrollment.  Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from our stockholders and an entity managed by Victory Park Capital Advisors, LLC (together with its affiliates, “Victory Park”), (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties.  In 2011, we monetized our former China joint venture as well as our site-directed bone growth (“SDBG”) program.  See Notes K and R. We cannot be certain that any of these cash sources will continue to be (or the extent to which they will be) available to us in the future.  Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations.  Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular.  Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution, reimbursement or regulatory issues.

We believe that in the balance of 2011 we will generate cash to apply toward funding our operations through Fortical sales and royalties and from testing and other services provided to Tarsa, GSK and others; from the sale of our common stock to Den Danske Forskningsfond (see Note S); and from our former China joint venture partner.    We expect to generate cash in the long term on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue from future licensed products and technologies and, possibly, from the sale of common stock.  We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides and for our peptide manufacturing technology. In October 2011, we and Nordic Bioscience announced our decision to establish a Joint Development Vehicle (see Note S).  However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

Due to our limited financial resources, any further significant decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products or technologies or loss of patent protection or ability to sell additional shares of common stock, could have a material adverse effect on our cash flow and operations (see Notes C, D, E, J and O).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement or sell additional shares of common stock, we would need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our restated financing agreement with Victory Park, which we entered into in March 2010, as amended (see Note H), or significantly curtail our operations. Under the restated financing agreement, we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  These default provisions were temporarily waived under a forbearance agreement executed in December 2010.  The forbearance period began December 10, 2010 and will terminate upon the earliest to occur of (i) the termination of the Amended License Agreement (see Note C), (ii) June 30, 2012 (or such later date as the parties may agree in writing), (iii) GSK’s failure to pay us certain specific amounts pursuant to the Amended License Agreement, or (iv) the date when we (a) repudiate or assert a defense to any obligation or liability under the forbearance agreement or any transaction document (as defined in the restated financing agreement) or (b) make or pursue a claim against Victory Park or any secured party named in the forbearance agreement.  Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects.  We believe that the 2010 Victory Park financing and the 2010 and 2011 GSK payments have satisfied our current cash requirements, but satisfying our cash requirements over the long term will require the successful commercialization of one or more of our biotechnologies or our licensees’ oral or nasal calcitonin products, our oral parathyroid hormone (“PTH”) product, the obesity program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any of these products other than Fortical will be approved or will be commercially successful.  The amount of future revenue we will derive from Fortical is also uncertain.

We have incurred annual operating losses since our inception and, as a result, at September 30, 2011, had an accumulated deficit of approximately $193,000,000.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008, and has continued into 2011.  These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings.    In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence.  Accordingly, future demand for our product could differ from our current expectations.

NOTE B - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included.  Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, please refer to our financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, an update to guidance was issued clarifying how to measure and disclose fair value.  This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value.  The fair value disclosure requirements also were amended.  We do not believe that the adoption of the amended guidance will have a significant effect on our financial statements.

On January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. We did not enter into or materially modify any multiple-element arrangements during the nine months ended September 30, 2011. Our existing agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

On January 1, 2011, we adopted new authoritative guidance on revenue recognition for milestone payments related to arrangements under which we have continuing performance obligations. Milestone payments are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payments are non-refundable; (ii) there was substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (iii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iv) the milestone relates solely to past performance; and (v) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. If our estimated performance period for a milestone is revised, we account for the change prospectively.  Upon achievement of any future regulatory and sales milestones, as stipulated under the applicable agreements with our licensing partners, we will evaluate each milestone as of the arrangement date to determine whether the milestones are substantive and could be recognized as revenue in their entirety during the period of achievement. The adoption of this guidance does not materially change our previous method of recognizing milestone payments. All potential future milestones under existing arrangements with licensing partners, as specified below, and any new arrangements with milestones, will be evaluated under the new revenue recognition guidance for milestone payments.

NOTE C- GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement of development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis.  Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product.  In addition, GSK will reimburse us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and will pay us a royalty at a rate in the low to mid-teens based on its worldwide sales of the product, subject to a reduction under certain circumstances as described in the agreement.  The royalty rate will be increased if certain sales milestones are achieved.  A Phase I human trial, which commenced in 2004, demonstrated positive preliminary results. As agreed with GSK, we conducted further development including a small Phase I study, which we initiated in 2008 and successfully completed in 2009. An aggregate of $16,000,000 in up-front and milestone payments has been received from inception through September 30, 2011, including the two $4,000,000 payments received in December 2010 and May 2011, described below.  We have also received an additional $5,600,000 from GSK for PTH sales and in support of our PTH development activities from inception through September 30, 2011.

In December 2010, we entered into an amended and restated exclusive worldwide license agreement with GSK (the “Amended License Agreement”) and we received $4,000,000 for Phase 2 development costs. This revenue is being recognized through November 2018, revised from 2014, the updated estimated performance period under the Amended License Agreement. Due to this change in accounting estimate our revenue decreased, and our net loss increased, by $155,000 and $240,000, respectively, for the three months and nine months ended September 30, 2011.  This payment was considered substantive due to its reasonableness relative to all of the deliverables and payment terms in the agreement; commensurate with our level of effort; and commensurate with the enhanced value of the deliverables. We received an additional $4,000,000 in May 2011 due to the completion of Phase 2 patient enrollment in April 2011. This milestone is also being recognized through November 2018, revised from 2014.  We recognized $1,010,000 of revenue under these milestones in the first nine months of 2011.  Phase 2 results are expected before year-end.  Bulk product sales to licensees, prior to product approval, are unpredictable and subject to the needs of the licensee.  GSK could make additional milestone payments in the aggregate amount of up to approximately $140,000,000 subject to the progress of the compound through clinical development  and through to the market.  The Amended License Agreement is subject to certain termination provisions.  Either party may terminate the Amended License Agreement if the other party (i) materially breaches the Amended License Agreement, which breach is not cured within 60 days (or 30 days for a payment default), (ii) voluntarily files, or has served against it involuntarily, a petition in bankruptcy or insolvency, which, in the case of involuntary proceedings, remains undismissed for 60 days, or (iii) makes an assignment for the benefit of creditors.  Additionally, GSK may terminate the Amended License Agreement at any time for various reasons including safety or efficacy concerns of the PTH product, significant increases in development timelines or costs, or significant changes in the osteoporosis market or in government regulations.

On August 3, 2011, we entered into a Development Services and Clinical Supply Agreement (the “Development Agreement”) with GSK.  Under the terms of the Development Agreement, we will receive up to approximately $2.2 million in payments from GSK to undertake certain development and manufacturing activities related to the active pharmaceutical ingredient and finished drug product of an oral formulation of a recombinantly produced investigational PTH analog for the treatment of osteoporosis in postmenopausal women in advance of GSK’s potential decision to study the molecule in a Phase 3 study.  The Development Agreement will continue for two years, subject to early termination under certain circumstances, including that either party may terminate the Development Agreement for the other party’s uncured material breach of the agreement or the Amended License Agreement.  In addition, GSK may terminate the Development Agreement in its sole discretion by providing us with five days written notice, subject to our receipt of payment for services performed through the date of termination.

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. There are no potential milestone payments remaining under this agreement.  We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the Food and Drug Administration (“FDA”) and launched by USL in August 2005.  Revenue for the nine months ended September 30, 2011 included $2,586,000 in Fortical sales and $1,226,000 in Fortical royalties. Revenue for the nine months ended September 30, 2010 included $3,870,000 in Fortical sales and $2,429,000 in Fortical royalties.  At September 30, 2011, our accounts receivable from USL were approximately $1,125,000.  From August 2005 through September 2011, we have recognized an aggregate of $43,597,000 in Fortical sales and $26,347,000 in Fortical royalties.  We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectability.  Royalty revenue, computed in a range from the transfer price of product to USL to a royalty rate in the mid-thirties depending on the circumstances, is earned on net sales of Fortical by USL and is recognized in the period Fortical is sold by USL.  Future sales and royalties are contingent upon many factors including competition, pricing, reimbursement, marketing and acceptance in the marketplace and, therefore, are difficult to predict.  Pursuant to an amendment effected in 2009, there are no net sales minimum in the agreement.  In December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical.  In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product.  Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to steadily decline.  This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment. The term of the USL agreement shall continue through the expiration of USL’s obligation to pay royalties and continue thereafter indefinitely unless earlier terminated.

 NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We have received an aggregate of $13,700,000 from Novartis under this agreement and there are up to $5,000,000 in potential milestone payments remaining. We will receive royalties, at rates in the single digits, on net sales of any existing or future Novartis products that contain recombinant salmon calcitonin which in the future are approved for sale by health authorities, and are manufactured by Novartis using our technology.  For both the nine months ended September 30, 2011 and 2010, we recognized $670,000 in licensing revenue.  During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz is being used by Novartis in ongoing Phase 3 clinical trials. In July 2010, an independent Data Monitoring Committee (“DMC”) reviewed and conducted a “futility” analysis of one-year data for all patients enrolled in one of Novartis’s osteoarthritis studies, including both an assessment of safety and efficacy parameters.  The DMC concluded there was no reason to stop the study because of safety findings.  In addition, the DMC concluded there was no reason to continue the study because of efficacy findings, but also determined that the final decision whether to continue this study rests with the study sponsors.  In October 2010, Novartis and its partner Nordic Bioscience announced that this study of patients with osteoarthritis of the knee is currently ongoing.  In addition, in October 2010, Novartis released information on a different study on oral calcitonin for the treatment of osteoarthritis.  The top-level results indicated that the study did not meet the first of three co-primary endpoints and results from the other two co-primary endpoints indicated clinical efficacy related to certain symptom modification.  Novartis and its partner Nordic Bioscience announced their plan to continue to analyze and evaluate the results of this study and to determine appropriate next steps.  In October 2011, Novartis’ collaborator announced that it had been recently informed by Novartis that Novartis had reviewed the first interpretable results and advised that its top line conclusions were that (a) preliminary analysis of two-year study data showed both co-primary endpoints and secondary endpoints of the study were not met, and (b) preliminary analysis of this study data showed a positive safety profile.  In addition, Nordic Bioscience and Novartis have indicated that they are going to continue to work together to further analyze and evaluate the results.  Additionally, a Phase 3 study of oral calcitonin in osteoporosis has been completed and first interpretable results are expected in the fourth quarter of 2011.

We will receive royalties on net sales of any existing or future Novartis products that contain calcitonin manufactured by Novartis using our technology.  Since Novartis will be conducting all future product development and clinical trials for its own oral calcitonin product in conjunction with its partner, a competitor of ours, the anticipated completion date is outside our control. If Tarsa and Novartis each successfully develop oral calcitonin products, they would be competing in this area.  This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default.  The Novartis license agreement shall continue in full force and effect until the earlier of (a) the date Novartis and its affiliates cease to manufacture calcitonin for use in Novartis drug products and in our drug products and (b) the date Novartis and/or its affiliates decide not to manufacture calcitonin.

NOTE F – INVENTORY

Inventories consisted of the following as of September 30, 2011 and December 31, 2010:

	2011	2010
Current Inventory
Finished goods – net of allowances of $1,151,000 and $1,214,000, respectively	$882,269	$896,472
Raw materials – net of allowances of $52,000 and $63,000, respectively	824,893	521,462

Total	$1,707,162	$1,417,934

Noncurrent Inventory
Finished goods	$869,513	$1,442,520
Raw materials	1,116,028	1,439,460

Total	$1,985,541	$2,881,980

Typically, finished goods and work in process inventory, if any, are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and raw materials were $1,203,000 at September 30, 2011, a decrease of $74,000 from December 31, 2010.  Based upon expected future orders, $870,000 of our finished goods inventory and $1,116,000 of our raw material inventory were classified as a noncurrent asset at September 30, 2011.  We expect this inventory to be fully recoverable, and therefore, no reserve was established. In 2010, we temporarily ceased production of calcitonin and enzyme. This cessation of production continued through the first half of 2011 but, in the third quarter of 2011, we recommenced peptide production related to our obesity program.

NOTE G – NOTES PAYABLE – LEVYS

To satisfy our short-term liquidity needs, Jay Levy, Jean Levy, Warren Levy and Ronald Levy (the “Levys”) from time to time (prior to 2003) made loans to us.  Jay Levy, our former director, Chairman of the Board, Treasurer and Assistant Secretary, and Jean Levy are/were the parents of Warren Levy and Ronald Levy, our former executive officers and directors.  The outstanding principal and interest on these loans were $7,095,000 and $8,642,517, respectively, with interest rates ranging from 8.5% to 14.2%.  The total owed aggregated $15,737,517, of which approximately $8,900,000 in principal and interest were in default, and was restructured in 2007 as eight-year term notes, with a fixed simple interest rate of 9% per annum.  Interest expense was calculated using an effective interest method, at a rate of 7.6%, over the life of the notes due to the deferred payment schedule contained in the notes.  No gain or loss was recognized on the restructuring transaction.  Required quarterly payments of principal and interest under these new notes were to begin in May 2010 and continue over a five-year period.

In March 2010, in conjunction with the Victory Park refinancing, the Levy loans were amended and restated to modify their terms.  The amended notes, which continue to be secured by a secondary lien on certain of our equipment and certain of our United States patents and patent applications, bore interest at a rate of 9% per annum from May 10, 2007 to March 17, 2010 and 12% per annum thereafter, each of which shall be non-compounding.  As of March 17, 2010, interest expense was calculated using an effective interest method, at a rate of 8.2%, over the life of the notes due to the deferred payment schedule contained in the notes.  Subject to the conditions set forth in our financing agreement with Victory Park, we were obligated to make the following payments as set forth in, and pursuant to, the amended notes: an aggregate principal payment of $1,000,000 on May 10, 2010, which has been paid; an aggregate principal payment of $500,000 on November 10, 2010 (unpaid but adjusted as described below); an aggregate principal payment of $250,000 on May 10, 2011 (unpaid but adjusted as described below); and payment of all unpaid principal and accrued and unpaid interest on June 18, 2013. These loans remain subordinated to the Victory Park notes. Total interest expense on all Levy loans was approximately $430,000 and $397,000, respectively, for the three months ended September 30, 2011 and 2010 and $1,263,000 and $1,167,000, respectively, for the nine months ended September 30, 2011 and 2010.  As of September 30, 2011, total accrued interest on all Levy loans was $6,195,610 and the outstanding loans by these persons to us totaled $14,737,518, for an aggregate owed to them of $20,933,128.  These loans are collateralized by secondary security interests in our equipment and certain of our patents.

On March 10, 2011, we entered into the Settlement and Release Agreement and Amendments (the “Settlement Agreement”) by and among us and the Estate of Jean Levy, The Jaynjean Levy Family Limited Partnership, Dr. Warren Levy, our former president, and Dr. Ronald S. Levy, our former executive vice president (collectively, the “Levy Parties”).

Pursuant to the Settlement Agreement, the parties agreed to settle any and all claims, whether known or unknown, arising from or relating to the Levy employment agreements, the deferred compensation program for Dr. Warren Levy and Dr. Ronald Levy and the amended notes and the Levy Parties agreed to release their secondary mortgage and related liens on certain of our real property.  In connection with this settlement, we agreed, among other things, to make the following payments, which modified certain terms of the Levy employment agreements and the deferred compensation program referred to above:

(1)
In March 2011, we paid (a) Dr. Warren Levy a lump-sum severance payment in the amount of $327,750; (b) Dr. Ronald Levy a lump-sum severance payment in the amount of $280,250; and (c) into escrow remaining severance payments in the aggregate amount of $303,996 (included in prepaid expenses and other current assets), $163,875 of which shall be released to Dr. Warren Levy and $140,125 of which shall be released to Dr. Ronald Levy, each  in accordance with his respective employment agreement in monthly increments beginning September 2011 (which has been paid) through February 2012;

(2)	In March 2011, we paid (a) $151,268 to Dr. Warren Levy representing a portion of his vacation pay and (b) $136,736 to Dr. Ronald Levy representing a portion of his vacation pay;
(3)	On October 11, 2012 and November 13, 2012, we will pay an aggregate of $162,296, $85,241 to Dr. Warren Levy and $77,055 to Dr. Ronald Levy, in full satisfaction of their respective vacation pay; and
(4)
On November 13, 2012 and December 11, 2012, we will pay an aggregate of $200,000 into Rabbi Trust Accounts, $100,000 into an account for the benefit of Dr. Warren Levy and $100,000 into an account for the benefit of Dr. Ronald Levy, in full satisfaction of our obligations to each of them under the deferred compensation program.

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

Furthermore, we agreed that if we receive, before all of the payments due pursuant to the Settlement Agreement are paid in full, net cash proceeds (the “Proceeds”) totaling at least $10 million from a single transaction or transactions, subject to certain exceptions and qualifications described in the Settlement Agreement, we will pay certain specified remaining payments due under the Settlement Agreement in full within five business days of receipt of the Proceeds.

Accordingly, among other things, the Settlement Agreement (i) settled a disagreement between us and Dr. Warren Levy and Dr. Ronald Levy regarding the aggregate amount of, and the timing of the payments in respect of, their vacation pay; (ii) required that a portion of the previously agreed to severance payments be placed into escrow and then be released to Dr. Warren Levy and Dr. Ronald Levy at the times previously agreed; (iii) required our payment in 2012 of an aggregate of $200,000 under the deferred compensation program for Dr. Warren Levy and Dr. Ronald Levy, $100,000 to each of two Rabbi Trust Accounts; and (iv) accelerates the payment of certain remaining payments under the Settlement Agreement upon the receipt of the Proceeds.

NOTE H - NOTE PAYABLE – VICTORY PARK

On September 30, 2008, we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note.  Richard Levy (no relation to the Levys), our Chairman of the Board, is the Managing Principal and Founder of Victory Park.  We received net proceeds of $14,372,000 after fees and closing expenses paid as of September 30, 2008.  On May 22, 2009, we drew down the remaining $5,000,000 available under this agreement.  These term notes were purchased by Victory Park affiliates at a 3% discount to the face amount and we received net proceeds of $4,803,000 after fees and closing expenses.  Pursuant to the financing agreement, we issued an aggregate of 1,500,000 shares of our common stock to Victory Park.  Subsequently, pursuant to a Warrant Exchange Agreement, dated as of October 19, 2009, with Victory Park, we issued 300,000 shares of our common stock to Victory Park in exchange for Victory Park’s surrender of a warrant to purchase 1,000,000 shares of our common stock.

During January 2009 and February 2010, respectively, we repaid approximately $463,000 and $180,000 in principal in accordance with mandatory prepayment terms.  For the three months ended September 30, 2011 and September 30, 2010 we recognized approximately $2,428,000 and $2,220,000, respectively, in cash and non-cash interest expense on these notes.  For the nine months ended September 30, 2011 and September 30, 2010 we recognized approximately $7,121,000 and $5,496,000, respectively, in cash and non-cash interest expense on these notes.

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

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes by way of surrender of the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and by way of cash payment of approximately $13,642,000 for the balance. These convertible notes were purchased at a 2% discount to the face amount. Total fees and expenses at closing were approximately $2,007,000 and these closing costs are shown on our Statement of Operations as debt issuance costs.  The financing was considered a troubled debt restructuring due to our financial condition and due to a decrease in the effective rate of the note.  Therefore, these costs were expensed in March 2010.  We therefore received net cash proceeds of approximately $11,635,000.  The balance of deferred financing costs ($120,000 at September 30, 2011) and note discount ($4,761,000 at September 30, 2011) from the 2008, 2009 and 2010 Victory Park financings are being amortized over the three-year term of the new convertible notes to interest expense on a straight-line basis which approximates the effective interest rate method.  In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing.  The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes.  After the first anniversary of the first closing, under certain circumstances, we have the right to prepay up to $10,642,472 (this amount was reduced from $13,642,472 in conjunction with the forbearance agreement described below) of the convertible notes at a price equal to 110% of the convertible notes being repaid plus accrued and unpaid interest, subject to customary conditions.  The convertible notes are secured by a first priority lien on all of our current and future assets.  The convertible notes will accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be capitalized and added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date.  Interest expense is calculated using an effective interest method, at a rate of 15.9%, over the three-year life of the notes due to the deferred payment schedule contained in the notes.  The notes are convertible into shares of our common stock at the holder’s option as of March 17, 2011.  The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.70 per share.  If we subsequently make certain issuances of our common stock or common stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price.  We lacked sufficient shares of common stock to deliver all of the shares of common stock to be issued upon conversion of the notes and therefore, we were required to obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares.  We obtained this approval on June 15, 2010 at our annual meeting of stockholders.

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

Under the restated financing agreement, we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  These default provisions were temporarily waived under a forbearance agreement executed in December 2010.  The forbearance period began December 10, 2010 and will terminate upon the earliest to occur of (i) the termination of the Amended License Agreement (see Note C), (ii) June 30, 2012 (or such later date as the parties may agree in writing), (iii) GSK’s failure to pay us certain specific amounts pursuant to the Amended License Agreement, or (iv) the date when we (a) repudiate or assert a defense to any obligation or liability under the forbearance agreement or any transaction document (as defined in the restated financing agreement or (b) make or pursue a claim against Victory Park or any secured party named in the forbearance agreement.  The restated financing agreement specifies certain events of default including, without limitation:  failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the restated financing agreement); a change in control (as defined in the restated financing agreement); lack of timely filing or effectiveness of a required registration statement; and any material decline or depreciation in the value or market price of the collateral.  We are subject to certain cash damages, as set forth in the convertible notes, in the case of a failure to timely convert the notes, and a failure to timely convert is also an event of default, subject to additional remedies.  Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply.  As of September 30, 2011, we were in compliance with all of these covenants.

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

NOTE I - DEBT

We currently have short-term and long-term debt outstanding to Victory Park and the Levys.

Aggregate maturities of all outstanding debt at September 30, 2011 were as follows:

	September 30,
2012	$750,000
2013	46,987,518
	47,737,518
Discount – Victory Park (see Note H)	(4,761,268)

	$42,976,250
Presentation on Balance Sheet:
	September 30, 2011	December 31, 2010

Notes payable – Levys: long-term (see Note G)	$13,987,518	$14,737,518
Notes payable – Levys: short-term (see Note G)	750,000	--
Notes payable – Victory Park –net of discount of $4,761,268 in 2011 and $7,209,700 in 2010 (see Note H)	28,238,732	25,790,300
Note payable-former China Joint Venture Partner (see Note K)	--	1,200,000
	$42,976,250	$41,727,818

NOTE J - TARSA

In October 2009, we licensed our Phase 3 oral calcitonin program (“the Program”) to Tarsa Therapeutics, Inc. (“Tarsa”), a new company formed by a syndicate of three venture capital funds specializing in the life sciences:  MVM Life Science Partners, Quaker BioVentures and Novo A/S.  Simultaneously, Tarsa announced the closing of a $24 million Series A financing from the investor syndicate.

In consideration for our sale to Tarsa of an exclusive license for the Program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa, which initially represented a 26% ownership on a non-diluted basis (see below).  The cash consideration was derived based upon the expenses we had incurred for the Program.   We valued the common stock at $0.23 per share or a total of $2,119,000 with the assistance of an outside valuation firm. These shares are pledged as security under the Victory Park loans.

Tarsa was solely responsible for the future costs of the global Phase 3 clinical trials of the Program that was initiated in 2009 and completed in the first quarter of 2011.  We are eligible to receive up to $3,000,000 in milestone payments based on the achievement of certain sales benchmarks, as well as royalties, at rates in the single digits, on product sales.  We have no further cash or non-cash obligations to Tarsa under the Program.

As of the effective date of the agreement, Tarsa is responsible for all expenses incurred related to the Program, thus no additional expenses will be incurred by us related to the clinical study, except as agreed upon in subsequent statement of works.  Furthermore, we note there is no joint development or steering committee between us and Tarsa related to the manufacturing and development of Phase 3 and future product.  Any additional involvement by us requires a separate statement of works to be negotiated and executed.

As we have no commitment to fund the losses of Tarsa, our full-year 2009 operations included a loss of $2,119,000, which represented our proportionate share of Tarsa’s loss of $3,795,000 up to the amount of our investment in Tarsa.  The loss reduced our investment in Tarsa to zero and we therefore discontinued the equity method of accounting for our investment in Tarsa at December 31, 2009.

We recognized $1,062,000 and $579,000 of revenue, respectively, for development, testing and other services performed for Tarsa under statements of work in the first nine months of 2011 and 2010.

On March 24, 2011, we announced that statistically significant top-line results from Tarsa’s Phase 3 ORACAL study of oral calcitonin for postmenopausal osteoporosis validate our proprietary oral peptide drug delivery technology.  The ORACAL study achieved its primary endpoint that was agreed with the FDA through a formalized Special Protocol Assessment (“SPA”) process.  On September 19, 2011, we announced that Tarsa presented positive Phase 3 data from its ORACAL trial of OSTORATM during the annual American Society for Bone and Mineral Research (ASBMR) 2011 meeting.  The data demonstrated that OSTORA achieved all of the efficacy endpoints in the trial and indicated that the safety profile of OSTORA did not substantially differ from nasal calcitonin or placebo.

On April 8, 2011, along with the founding investors of Tarsa, we entered into an agreement to purchase $1,518,000 in convertible promissory notes and warrants (the “Purchase Agreement”) from Tarsa to help fund Tarsa’s business operations into the first half of 2012.  After recording this investment in Tarsa, we recognized Tarsa’s prior years’ losses up to our $1,518,000 investment, reducing our investment in Tarsa to zero.  This investment maintains our fully-diluted ownership of Tarsa at 20% (subject to liquidating preferences), taking into account a prior financing in 2010 (in which we did not participate) as well as outstanding stock options.  In addition, pursuant to the Purchase Agreement, Tarsa’s three founding investors may elect to purchase additional convertible promissory notes and warrants from Tarsa in one or more closings to occur between the April 8, 2011 closing date and December 2011 (the “Subsequent Closings”).  If we do not purchase our pro rata portion of such additional securities in those Subsequent Closings, our outstanding principal and accrued interest under the notes previously purchased will mandatorily, automatically convert into shares of Tarsa common stock at the then current conversion price for the Series A Preferred Stock set forth in Tarsa’s certificate of incorporation, as amended from time to time.  Therefore, on July 8, 2011, we entered into another Purchase Agreement and we invested an additional $1,301,000 in Tarsa convertible promissory notes and warrants.  After recording this investment in Tarsa, we recognized Tarsa’s prior years’ losses up to our $1,301,000 investment, again reducing our investment in Tarsa to zero.  Subject to the prior approval of our Board of Directors and the consent of Victory Park, we will have the right to purchase additional convertible promissory notes with an aggregate original principal amount of $650,571 and additional warrants to purchase up to an aggregate of 67,435 shares of Series A Preferred Stock at a Subsequent Closing on the date the three founding investors may elect for the closing to occur, if any.

We also announced in April 2011 that Tarsa had selected us to conduct the stability testing for its oral calcitonin and has agreed to pay us $1.04 million for these services.  The stability testing results will be included in Tarsa’s new drug application (NDA) to the FDA.  We are awaiting information from Tarsa regarding its regulatory submission deadlines.

NOTE K – CHINA JOINT VENTURE

On June 7, 2011 (the “Signing Date”), we entered into an Equity Sale and Purchase Agreement with an effective date of June 4, 2011 (the “Effective Date”), (which agreement was restated and replaced in July 2011 without altering the substantive terms of the June agreement; as so restated, the “Equity Transfer Agreement”), under which we sold our equity interest in Unigene Biotechnology Co., Ltd. (the “China Joint Venture”), which represents forty-five percent of the registered capital and the profits and losses of the China Joint Venture (the “Equity Interest”).  Thereunder, we sold the Equity Interest to China Charmaine Pharmaceutical Company Limited (the “Purchaser”), an affiliate of China Pharmaceutical Group Limited (“CPG”) for an aggregate purchase price of up to $1,050,000, payable in two installments in the amounts and at the times described below.

The China Joint Venture was formed between us and CPG’s predecessor under that certain Joint Venture Contract dated June 15, 2000 (the “JV Contract”), those certain Articles of Association dated June 15, 2000 (the “Articles of Association”) and that certain Agreement dated April 23, 2008 (the “Agreement”). We also granted certain licenses and other rights to the China Joint Venture under that certain Technology Transfer Agreement dated April 23, 2008 (the “Technology Transfer Agreement”).

Furthermore, in connection with the Technology Transfer Agreement, on May 10, 2008, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which we sold 1,080,000 shares of our common stock, par value $0.01 per share (the “Shares”), at a price of $1.86 per share to Tin Lon Investment Limited, a Hong Kong limited liability company that is a wholly-owned subsidiary of CPG, in a private placement.  Pursuant to the Equity Transfer Agreement, from the Effective Date through and until the first anniversary of the Closing Date (defined below) (the “Final Payment Date”), we have the option (the “Option”), but not the obligation, upon ten days prior written notice to the Purchaser, to repurchase the Shares at a purchase price of $1.86 per share, if they have not previously been disposed of by the holder.

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

As of the Signing Date, our investment in the China Joint Venture was $2,873,070 and we had recorded a liability to the China Joint Venture in the amount of $1,200,000 for a net investment of $1,673,070.  Due to the expected first payment of $600,000 we recognized a loss of $1,073,070 on the termination and sale of the China Joint Venture.  We will recognize a gain if and when we receive the $450,000 contingent final payment.

In 2008, we initiated the transfer of technology and know-how to the China Joint Venture.  This technology and know-how contribution gave rise to a basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying assets of the China Joint Venture.  This basis difference was being recognized over 17 years, the estimated life of the transferred assets.  We revised our accounting prospectively to account for the calculation of the basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying net assets of the China Joint Venture.  We had originally calculated the amortization of the difference based upon the $4.5 million of intellectual property (licensed patent rights, know-how, etc.) that has been and was agreed to be contributed to the China Joint Venture.  However, as of January 1, 2011, we calculated the amortization of the difference based upon the $2.1 million of intellectual property that had been contributed to that date and recorded on the financial statements of the China Joint Venture.  The cumulative adjustment in the first quarter of 2011 totaled $317,643.  We also recognized a revised basis difference of $30,882.  Therefore, the net basis difference recognized in the first quarter of 2011 was an expense of $286,761. These expenses are included in our statement of operations under “loss (gain) from investment in former China joint venture.”

NOTE L – STOCK OPTION COMPENSATION

Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested.  Based upon options issued to consultants, we recognized compensation benefits of $4,000 and compensation expense of $1,000, respectively, for the three months and nine months ended September 30, 2011. We recognized compensation benefits of $5,000 and $6,000, respectively, for the three months and nine months ended September 30, 2010.  These amounts are included in research and development expenses.

For the three months ended September 30, 2011, we recognized share-based compensation cost for employees and directors of $260,000, which consisted of $242,000 in general and administrative expenses and $18,000 in research and development expenses. For the three months ended September 30, 2010, we recognized share-based compensation cost of $176,000, which consisted of $152,000 in general and administrative expenses and $24,000 in research and development expenses.  For the nine months ended September 30, 2011, we recognized share-based compensation costs for employees and directors of $758,000, which consisted of $698,000 in general and administrative expenses and $60,000 in research and development expenses.  For the nine months ended September 30, 2010, we recognized share-based compensation cost for employees and directors of $488,000, which consisted of $424,000 in general and administrative expenses and $64,000 in research and development expenses.  We did not capitalize any share-based compensation cost.

As of September 30, 2011, there was approximately $1,380,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plan.  That cost is expected to be recognized over a weighted-average period of approximately 1 year.

For the three months and nine months ended September 30, 2011 and September 30, 2010, we estimated the fair value of each option award on the date of grant using the Black-Scholes model.  We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant.  We have no present intention of declaring any dividends.  We based expected volatility on historical volatility.  We estimated the expected term of stock options using historical exercise experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected volatility	59.5%	60.2%	59.6%	59.5%
Expected dividends	--	--	--	--
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free rate	1.1%	1.4%	1.8%	2.2%
Forfeiture rate - employees	20%	20%	20%	20%
Forfeiture rate – officers and directors	0%	0%	0%	0%

A summary of option activity as of September 30, 2011 and changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	9,208,200	$1.03
Granted	845,000	0.90
Exercised	(420,500)	0.44
Forfeited or expired	(941,500)	1.00

Outstanding at September 30, 2011	8,691,200	$1.05	6.0	$2,108,000

Exercisable at September 30, 2011	4,406,863	$1.33	4.7	$926,000

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2011 and 2010 was $0.55 and $0.32, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2011 and 2010 was $0.50 and $0.40, respectively.  The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months and nine months ended September 30, 2011 was $198,000 and $279,000, respectively, and for the three months and nine months ended September 30, 2010 was $1,500 and $3,300, respectively.

Cash received from option exercises under all share-based payment arrangements for the three months and nine months ended September 30, 2011 was $131,000 and $185,000, respectively, and for the three months and nine months ended September 30, 2010 was $1,400 and $2,800, respectively.  No tax benefit was realized from option exercises.

Restricted Stock Awards

We periodically grant restricted stock awards to certain officers and other employees, as well as directors, that typically vest six months to one year from their grant date. We recognized $12,000 and $31,000, respectively, of compensation expense during the three-month and nine-month periods ended September 30, 2011 and we recognized $43,000 and $215,000, respectively, of compensation expense during the three-month and nine-month periods ended September 30, 2010 related to restricted stock awards.  Stock compensation expense is recognized over the vesting period of the restricted stock.  At September 30, 2011 we had $29,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from October 2011 to April 2012.

	Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at January 1, 2011	164,000	$0.70
Changes during the period:
Shares granted	40,000	1.24
Shares vested	(164,000)	0.70
Shares forfeited	--	--

Non-vested balance at September 30, 2011	40,000	$1.24

NOTE M – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive.  Our weighted average shares outstanding used for computing diluted loss per share were the same as those used for computing basic loss per share for each of the three-month and nine-month periods ended September 30, 2011 and 2010 because inclusion of our convertible notes, restricted stock, stock options and warrants (approximately 63,258,000 and 8,148,000 shares of common stock, if exercised, for the three-month periods ended September 30, 2011 and September 30, 2010, respectively, and approximately 48,720,000 and 6,754,000 shares of common stock, if exercised, for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively) would be antidilutive.  The three months and nine months ended September 30, 2011 and 2010 include warrants to purchase an aggregate of 60,000 shares of common stock at exercise prices ranging from $2.00 to $2.20 per share, with expiration dates ranging from 2012 to 2015.  The three months and nine months ended September 30, 2011 also include approximately 54,313,000 and 39,391,000 shares of common stock, respectively, that would be issued if Victory Park were to convert all of their outstanding convertible notes, plus accrued interest, as of March 17, 2011, the first day that their notes became convertible.

Reconciliation between the number of issued shares shown on the balance sheet and the number of shares used to determine EPS at September 30, 2011 and September 30, 2010:

	2011	2010
Issued shares per balance sheet	93,023,870	92,325,597
Unvested restricted stock	(40,000)	(164,000)
Treasury Stock	--	(26,650)
Shares used in determining EPS	92,983,870	92,134,947

NOTE N – PATENTS AND OTHER INTANGIBLES

Details of intangible assets are summarized as follows:
	September 30, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademarks	$144,000	$144,000	$--	$144,000	$142,000	$2,000
Patents	991,000	349,000	642,000	1,440,000	571,000	869,000
Deferred Patents	1,342,000	--	1,342,000	1,784,000	--	1,784,000
Deferred Trademarks	15,000	--	15,000	15,000	--	15,000

	$2,492,000	$493,000	$1,999,000	$3,383,000	$713,000	$2,670,000

Trademarks and patents are all intangible assets with definite useful lives and therefore continue to be amortized in accordance with accounting guidance. Amortization expense amounted to $71,000 and $74,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively.  The weighted-average amortization period for all intangible assets as of September 30, 2011 was approximately 11 years. Future amortization expense on our amortizable intangible assets over the next five years is estimated as follows:

2011 (3 months)	$21,000
2012	66,000
2013	77,000
2014	77,000
2015	76,000

$317,000

During the nine months ended September 30, 2011, we wrote-off fully amortized expired patents in the aggregate amount of $270,000.  In addition, in September 2011, we disposed of patents with a net book value of $222,000 and patent applications with a net book value of $622,000 under the sale of our site-directed bone growth (SDBG) program.  See Note R.

NOTE O - LEGAL PROCEEDINGS

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis is covered by U.S. Patent No. 6,440,392, which was reissued on June 30, 2009 as U.S. Patent No. RE 40,812 (the “Fortical Patent”).  In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product, which is the subject of an Apotex pending ANDA.  On July 24, 2006, we and USL jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together, “Apotex”), in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provided for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months.  In December 2008 this stay ended and we and Apotex entered a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States.  The preliminary injunction will remain in effect until the court renders a final decision on the validity and infringement of Unigene’s U.S. Patent.  In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement.  In August 2009, the U.S. District Court, Southern District of New York, confirmed the validity of Unigene’s patent and issued an order permanently enjoining Apotex from engaging in any activity that infringes the patent.  The motion of the plaintiffs, Unigene and its licensee USL, for summary judgment in the case was granted.  The District Court upheld the validity of the Fortical Patent and entered a permanent injunction against Apotex.  Apotex appealed this decision.  In October 2009, the District Court vacated its order subject to reinstatement and asked the parties to identify any claims that remain in the case.  As a result, Apotex’s appeal was deactivated.  In July 2010, the District Court ruled that no claims remain at issue and it reinstated its opinion and order of August 2009 in its entirety.  Accordingly, the motion for summary judgment was entered in favor of Unigene and USL.  Apotex appealed this decision to the United States Court of Appeals for the Federal Circuit and a hearing was held on March 7, 2011.  On August 25, 2011, the United States Court of Appeals for the Federal Circuit issued a decision affirming the District Court’s ruling confirming the validity of Unigene's Fortical Patent.  Apotex may file a petition for certiorari for review of the Appeals Court decision by the U.S. Supreme Court by November 23, 2011.  There is the usual litigation risk that we will not be successful in the appeal and potentially subsequent litigation if it is remanded.  In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.  This could have a material adverse impact on our results and financial position.

On September 8, 2011, the United States Patent and Trademark Office ("USPTO") granted a request for inter partes reexamination of US Reissue Patent No. RE 40,812 (the “Fortical Patent”) filed by Apotex on July 15, 2011.  In granting the Request for Reexamination, the USPTO gave Unigene a two month time period to respond to the substantial new questions of patentability raised in the Reexamination Office Action dated September 8, 2011.  Unigene has reviewed the Reexamination Office Action and plans to file its response by the November 8, 2011 deadline.  The Reexamination reopens the USPTO prosecution of all claims 13, 14, 16, 17, 19 and 24-29 of the Fortical Patent.  Based on USPTO statistics, reexamination proceedings take an average of about 36 months to complete.  Potential outcomes for reexamination include the patent emerges with the patent claims remaining unchanged, patent claims being amended, or all patent claims being canceled.  There is the usual USPTO prosecution risk that we will not be successful in the reexamination and potentially subsequent USPTO or litigation proceedings. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.  This could have a material adverse impact on our results and financial position.

NOTE P – FAIR VALUE MEASUREMENTS

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Given our financial condition described in Note A, it is not practicable to estimate the fair value of our notes payable at September 30, 2011 and December 31, 2010. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature.  Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our debt.

We have categorized our liabilities measured at fair value into the three-level fair value hierarchy based upon the priority of inputs to respective valuation techniques. Liabilities included within Level 3 of the fair value hierarchy included an embedded conversion feature which, at March 31, 2010 and June 30, 2010, required fair value measurement on a recurring basis.  The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value.  The fair value of the conversion feature in 2010 was determined using a lattice pricing model.

For the nine months ended September 30, 2010, a loss of $8,125,000 is included in the Statements of Operations caption “Loss on change in fair value of embedded conversion feature.”

NOTE Q – SALE/LEASEBACK

On May 24, 2011 (the “Closing Date”), we sold our real property located at 110 Little Falls Road, Fairfield, New Jersey, with the buildings and improvements thereon, and any furniture, machinery, equipment and other personal property (other than property used in the conduct of our laboratory business) that we owned and used to operate, repair and maintain the property (the “Property”), to RCP Birch Road, L.L.C. (the “Purchaser”).  This sale was effected pursuant to an Agreement for Sale of Real Estate, dated as of January 31, 2011, by and between us and the Purchaser.  In connection with the transfer of title of the Property, on the Closing Date, we received an aggregate purchase price of $1,200,000 from the Purchaser.  In connection with the transfer of title of the Property, pursuant to the Settlement Agreement, Victory Park and the Levy Parties, respectively, released their primary and secondary mortgages and related liens on the Property (see Note G).

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

After expenses of $80,000, we received net proceeds of $1,120,000.  Our basis in the land, building and improvements was $303,000.  Therefore, we will recognize a gain on this transaction in the amount of $817,000.  This gain will be recognized ratably over seven years, the length of the lease term.  For the nine months ended September 30, 2011, we recognized a gain in the amount of $39,000 which is included in the statement of operations.

NOTE R – SITE-DIRECTED BONE GROWTH

In September 2011, we sold our non-core asset, the Site Directed Bone Growth (SDBG) program, by assigning seven patent applications to Kieran Murphy, LLC.  In addition, we terminated an Exclusive License Agreement and Consulting Agreement with Kieran Murphy, LLC, as well as a License Option Agreement and Research Agreement with Yale University.  In exchange for the assignment of the patents and patent applications, we will receive sales royalties in excess of seven percent (7%) and will receive forty percent (40%) of any future licensing revenue and/or forty percent (40%) of all considerations received upon the subsequent sale of the SDBG patent portfolio by Kieran Murphy, LLC.

In divesting our SDBG patent portfolio, we also terminated our License Option Agreement and Research Agreement (which expired May 31, 2010) with Yale University.  We had previously been working with Yale Professor Agnes Vignery and filed a number of patent applications covering the SDBG Patent Portfolio.  We have terminated these agreements and returned a number of patent applications to Yale University.

In addition to the potential revenue above, we received, or shortly will receive, cash payments aggregating $20,000.  In association with this transaction we sold various SDBG patents and patent applications with a total book value at September 30, 2011 of $844,241.  We therefore recognized a loss of $824,241 on the sale of SDBG.

NOTE S – SUBSEQUENT EVENTS

NORDIC BIOSCIENCE

In October 2011, we and Nordic Bioscience announced our decision to establish a Joint Development Vehicle (JDV) to progress up to three of our internally developed, proprietary calcitonin analogs through Phase 2 proof-of-concept in humans for the treatment of Type 2 diabetes, osteoarthritis and osteoporosis.  We and Nordic will each own 50% of the resulting JDV. The consummation of the transaction contemplated in connection with the JDV remains subject to the negotiation and execution of a series of agreements among the parties.

In addition to the option for an exclusive, royalty free license grant, it is anticipated that we will supply to the JDV without charge the analogs selected for development by the JDV for preclinical studies and, thereafter, manufacture sufficient quantities of the selected lead analog for clinical trials.  In exchange for a 50% ownership of the JDV, Nordic is responsible for conducting and fully funding all preclinical, toxicology and clinical development through Phase 2 proof-of-concept for the Type 2 diabetes indication.

DDF

On October 5, 2011, we entered into a Common Stock Purchase and Option Agreement pursuant to which Dr. Claus Christiansen, Chairman of Nordic Bioscience, purchased 1,691,729 shares of our common stock for an aggregate purchase of $1.5 million, at a purchase price equivalent to the average share price over the previous 30 days, through his Danish foundation, Den Danske Forskningsfond (DDF), with an option to purchase an additional $1.5 million worth of our common stock on or before March 15, 2012.  DDF also has an option to make an additional equity investment of up to $3.0 million in our common stock on or before June 30, 2012.

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

Peptides are a rapidly growing therapeutic class with more than 130 programs currently in active development throughout the industry. To date, more than 50 peptide-based therapeutics have reached the market.  Our goal is to see our PeptelligenceTM platform, which represents a distinctive set of capabilities and assets, incorporated into as many peptide programs as possible as they advance through development towards commercialization.

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

Our first product to market, Fortical(R), a nasal calcitonin product, received approval from the FDA in 2005 and is marketed in the United States by USL for the treatment of postmenopausal osteoporosis. Other clinical programs include oral calcitonin licensed to Tarsa, which has completed Phase 3 testing for the treatment of osteoporosis, and oral PTH, licensed to GSK which has recently completed Phase 2 clinical studies for the treatment of osteoporosis. In addition, we have a manufacturing license agreement with Novartis, which is currently completing three Phase 3 studies of oral calcitonin for the treatment of osteoporosis and osteoarthritis. See Note E.

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

Unigene Therapeutics Business Unit

Unigene Therapeutics constitutes our own pipeline of proprietary peptide development programs focused on metabolic disease and inflammation. Currently, we are concentrating our peptide development expertise on advancing our PTH program with GSK for the treatment of osteoporosis and the development of our lead proprietary preclinical anorexigenic peptide UGP281 for obesity.

In 2009, we licensed our late-stage oral calcitonin formulation to Tarsa, a venture-financed company founded exclusively to conduct Phase 3 clinical testing and prepare our proprietary oral calcitonin formulation for commercialization. We currently own a 26% non-diluted, or 20% fully-diluted, stake in Tarsa. During the third quarter of 2010, Tarsa announced it had completed patient enrollment for its multinational, randomized, double-blind, placebo-controlled Phase 3 ORACAL trial in postmenopausal women with osteoporosis and that an independent Data Monitoring Committee had conducted two separate safety reviews of patient data and recommended the trial proceed as planned. In March 2011 and September 2011, Tarsa announced positive Phase 3 study top-line results.

In December 2010, we entered into the Amended License Agreement with GSK to develop and commercialize an oral formulation of a recombinantly produced PTH analog for the treatment of osteoporosis in postmenopausal women. Under the terms of the amended and restated agreement, we have conducted the Phase 2 study.  In addition to the remaining milestone payments of up to approximately $140,000,000 from the original agreement that we are still eligible to receive based upon the achievement of regulatory and commercialization milestones, in December 2010 we received an upfront payment of $4,000,000 to pay for Phase 2 costs.  In May 2011, we received an additional $4,000,000 milestone payment due to our successful completion of Phase 2 patient enrollment in April 2011. In addition, we are eligible to receive royalties at a rate in the low-to-mid teens based on GSK's global sales of the product, subject to a reduction under certain circumstances as described in the agreement. Based on a review of the data from the completed Phase 2 study, GSK may elect to assume responsibility for all future development and commercialization of the product.

The Phase 2 oral PTH study commenced patient enrollment in the first quarter of 2011. This multicenter, double-blind, randomized, repeat dose placebo controlled study includes an open label comparator arm and will evaluate approximately 90 postmenopausal osteoporotic women for a period of 24 weeks. The primary endpoint will be an increase in bone mineral density in subjects at 24 weeks compared to baseline. Patient enrollment for this study was completed in April 2011. In October 2011, we announced that all patients have completed the course of therapy in the Phase 2 study.  Top-line results are expected by year end.

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

In October 2011, we and Nordic Bioscience announced our decision to establish a Joint Development Vehicle (see Note S).

During 2010, our Annexin 1 analog and Site-Directed Bone Growth (“SDBG”) programs were put on hold to conserve cash in the near term. In September 2011, we sold our SDBG program.  See Note R.

Revenue

Revenue is summarized as follows for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Product Sales	$1,292,689	$1,287,422	$2,586,177	$3,962,987

Royalties	306,376	744,292	1,225,602	2,429,159

Licensing Revenue	679,962	312,690	1,947,813	938,070

Development Fees and other	1,149,656	511,985	2,263,952	1,086,988

	$3,428,683	$2,856,389	$8,023,544	$8,417,204

Revenue for the three months ended September 30, 2011 increased $573,000, or 20%, to $3,429,000 from $2,856,000 in the comparable period in 2010.  This was primarily due to increased development fees, primarily from Tarsa and GSK, as well as increased licensing revenue, primarily from GSK.  These increases were partially offset by the continuing decline in Fortical royalties due to increased competition in the nasal calcitonin market.  Fortical sales increased less than 1% to $1,293,000 for the three months ended September 30, 2011 as compared to $1,287,000 for the three months ended September 30, 2010.  Fortical sales fluctuate each quarter based upon USL’s ordering schedule.  Fortical royalties for the quarter ended September 30, 2011 decreased $438,000, or 59%, to $306,000 from $744,000 in the comparable period of 2010.  Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipment to its customers.  In the three-month and nine-month periods ended September 30, 2011, both quantity of units sold by USL as well as their net selling price per vial declined from the comparable periods in 2010, causing royalties to significantly decrease.

Revenue for the nine months ended September 30, 2011 decreased $393,000 or 5% to $8,024,000 from $8,417,000 in the comparable period in 2010.  The nine month decrease was primarily due to a decrease in Fortical revenue of $2,580,000.  Fortical sales decreased 35% to $2,586,000 for the nine months ended September 30, 2011 from $3,963,000 for the nine months ended September 30, 2010.  Fortical royalties for the nine months ended September 30, 2011 decreased $1,203,000, or 50%, to $1,226,000 from $2,429,000 in the comparable period of 2010.  Sales and royalties have steadily declined since the launch of competitive products in December 2008.

Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years.  Licensing revenue increased $367,000, or 117% in the third quarter of 2011 and increased $1,010,000, or 108%, in the first nine months of 2011 as compared to the comparable periods in 2010.  This was due to the $4,000,000 payment received from GSK in December 2010, as well as the $4,000,000 milestone payment received in May 2011.  These payments are being recognized ratably through 2018, the estimated performance period under the amended agreement (See Note C).

Development fees and other revenue increased 125% to $1,150,000 in the third quarter of 2011 from $512,000 in the third quarter of 2010 and increased 108% to $2,264,000 for the nine months ended September 30, 2011 from $1,087,000 for the nine months ended September 30, 2010, primarily due to the timing and amount of development work and feasibility studies we did for various pharmaceutical and biotechnology companies, including Tarsa and GSK.

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

Expenses

In December 2009, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand.  Since we currently maintain an adequate multi-year inventory of calcitonin and enzyme to support Fortical, we have temporarily suspended manufacturing of those materials at our Boonton facility.  However, we will maintain the cGMP status of the facility and the ability to manufacture peptides at that location.  In the third quarter of 2011, we recommenced peptide production, as we began to manufacture peptide under our obesity program.  We will also be producing PTH for GSK under our August 2011 clinical supply agreement.  From time to time we will evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

We allocate costs associated with our manufacturing facility in Boonton, New Jersey to the manufacture of production batches for inventory purposes, cost of goods sold, research and development expenses, unallocated facility cost or inventory reserve based upon the activities undertaken by the personnel in Boonton each period.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs, preclinical and clinical trials, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense.  Research and development expense increased $656,000, or 41% to $2,245,000 from $1,589,000 for the three months ended September 30, 2011 as compared to the same period in 2010.  This increase was primarily due to increased clinical trial expenditures of $633,000 related to our oral PTH Phase 2 clinical trial, for which GSK paid us $4,000,000 in December 2010.  Research and development expense increased $1,809,000, or 37% to $6,764,000 from $4,955,000 for the nine months ended September 30, 2011 as compared to the same period in 2010.  This increase was due to increased clinical trial expenditures of $2,876,000 related to our oral PTH Phase 2 clinical trial.  This increase was partially offset by reductions of $468,000 in salaries and benefits, $347,000 in contractual research costs, primarily related to our former Queen Mary and Yale University agreements, and in reduced consulting fees in the amount of $277,000.  Research and development expenses should continue to increase in 2011, as compared to 2010, due to our continuing PTH Phase 2 expenses.

Cost of Goods Sold

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance.  Cost of goods sold decreased 40% to $493,000 from $815,000 for the three months ended September 30, 2011 as compared to the same period in 2010. Cost of goods sold represented our costs associated with Fortical production for USL, whose purchases from us fluctuate each quarter.  Cost of goods sold as a percentage of sales was 38% and 63%, respectively, for the third quarters of 2011 and 2010. In the third quarter of 2010 we utilized older calcitonin from inventory manufactured by a less efficient production process.  Cost of goods sold decreased 46% to $1,029,000 from $1,890,000 for the nine months ended September 30, 2011 as compared to the same period in 2010 due to the 35% reduction in Fortical sales and also due to the older calcitonin utilized in the third quarter of 2010.  Cost of goods sold as a percentage of sales was 40% and 48%, respectively, for the first nine months of 2011 and 2010.  Future production related expenses for the balance of 2011 and later years will be dependent upon the level of future Fortical sales, which have been declining, as well as possible peptide production, to meet our partners’ needs.

General and Administrative Expenses

General and administrative expenses increased $610,000, or 40%, to $2,122,000 from $1,512,000 for the three months ended September 30, 2011 as compared to the same period in 2010.  The increase was primarily attributed to an increase in officers’ and administrative compensation of $628,000, due to additional hiring in various departments.  Of this increase, $89,000 represents increased non-cash stock-based compensation.  General and administrative expenses increased $1,243,000, or 24%, to $6,417,000, from $5,174,000 for the nine months ended September 30, 2011 as compared to the same period in 2010.  The increase was primarily attributable to an increase in officers’ and administrative compensation of $1,129,000, due to additional hiring in various departments.  Of this increase, $251,000 represents increased non-cash stock option compensation.

Unallocated Facility Cost

Unallocated facility cost represents underutilization of our Boonton manufacturing facility.  These costs primarily consist of salaries, as well as overhead expenses, which increased $110,000 to $884,000 for the three months ended September 30, 2011 as compared to $774,000 in the same period in 2010 and increased $144,000 to $2,483,000 for the nine months ended September 30, 2011 as compared to $2,339,000 in the same period in 2010. The expenses in 2011 and 2010 primarily relate to the temporary cessation of calcitonin and enzyme production, as well as the decreased production of Fortical.

Inventory Reserve

Inventory reserve charges were $0 and $576,000, respectively for the three months and nine months ended September 30, 2010.  This expense primarily represents our decision not to pursue an additional improvement for our calcitonin manufacturing process.  Therefore, calcitonin batches manufactured by this process have been fully reserved.  There were no inventory reserve charges in 2011.

Loss on Sale of Patents

In September 2011, we sold our non-core asset, the Site Directed Bone Growth (SDBG) program, by assigning seven patent applications to Kieran Murphy, LLC.  In addition, we terminated an Exclusive License Agreement and Consulting Agreement with Kieran Murphy, LLC, as well as a License Option Agreement and Research Agreement with Yale University.  In exchange for the assignment of the patents and patent applications, we will receive sales royalties in excess of seven percent (7%) and will receive forty percent (40%) of any future licensing revenue and/or forty percent (40%) of all considerations received upon the subsequent sale of the SDBG patent portfolio by Kieran Murphy, LLC.

In addition to the potential revenue above, we received, or shortly will receive, cash payments aggregating $20,000.  In association with this transaction we divested ourselves of various SDBG patents and patent applications with a total book value at September 30, 2011 of $844,241.  We therefore recognized a non-cash loss of $824,241 on the sale of SDBG.

Severance and other Related Expenses

This expense in 2011 represents a one-time, non-cash charge for stock option compensation for Warren Levy and Ronald Levy, our former executive officers.  It is a result of the extension of their period of exercise for certain stock options from three months following termination of their employment in September 2010 to 3 ½ years following such termination, according to the terms of their employment and settlement agreements.

This expense in 2010 represented an accrual of salary and health insurance costs associated with the resignations of Warren Levy and Ronald Levy in 2010.

Other Income/Expense

Loss on Change in Fair Value of Embedded Conversion Feature

The Victory Park notes issued in March 2010 are convertible into shares of our common stock and, until June 15, 2010, we did not have sufficient authorized shares to effectuate a full conversion of the notes.  Therefore, the conversion feature was treated as a liability based on its fair value.  The liability for the conversion feature was marked to the market at March 31, 2010 and at June 15, 2010, the date of our annual meeting of stockholders, when additional shares were authorized.  We therefore recognized a non-cash expense of $10,034,000 in the first quarter of 2010, which represented the change in the fair value of the embedded conversion feature of the note from the closing date of March 17, 2010 to the balance sheet date of March 31, 2010 and we recognized a non-cash gain of $1,909,000 which represented the change in the fair value of the conversion feature of the note from March 31, 2010 to June 15, 2010.  We therefore showed an overall loss on change in fair value of the embedded conversion feature in the amount of $8,125,000 for the nine months ended September 30, 2010.

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

Interest Expense

Interest expense increased 9% in the third quarter of 2011 to $2,862,000 from $2,621,000 in the third quarter of 2010 and increased 25% for the nine months ended September 30, 2011 to $8,396,000  from $6,740,000 in the same period in 2010.  The increases were primarily due to the debt restructuring with Victory Park in March 2010.  The 2010 notes for $33,000,000 bear interest at the prime rate plus 5%, with a floor of 15%.  During the third quarters of 2011 and 2010 we recognized $2,428,000 and $2,220,000, respectively, in cash and non-cash interest expense under these notes.  During the first nine months of 2011 and 2010, we recognized $7,121,000 and $5,496,000, respectively, in cash and non-cash interest expense under these notes.  In addition, interest expense on the Levy loans increased to $430,000 in the third quarter of 2011 from $397,000 in the third quarter of 2010 and increased to $1,263,000 in the first nine months of 2011 from $1,167,000 in the first nine months of 2010.

Loss from Investment in China Joint Venture

For the nine months ended September 30, 2011, this loss includes our sale of our 45% ownership interest in the China Joint Venture.  We recognized a loss of $1,073,000 based upon the near-term first payment of $600,000 and our net investment of $1,673,000.  If we eventually receive the contingent second payment in the amount of $450,000, we would recognize a gain at that time.

This loss also includes the basis difference between our investment of the intellectual property in the China Joint Venture and our 45% equity interest in the underlying assets of the China Joint Venture.  This basis difference was being recognized over 17 years, the estimated life of the transferred assets.  We revised our accounting prospectively to account for the calculation of the basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying net assets of the China Joint Venture.  We had originally calculated the amortization of the difference based upon the $4.5 million of intellectual property (licensed patent rights, know-how, etc.) that has been and was agreed to be contributed to the China Joint Venture.  However, as of January 1, 2011, we calculated the amortization of the difference based upon the $2.1 million of intellectual property that has been contributed to that date and recorded on the financial statements of the China Joint Venture.  The cumulative adjustment in the first quarter of 2011 totaled $317,643.  In the first quarter of 2011 we also recognized a revised basis difference of $30,882.  Therefore, the net basis difference included in the nine months ended September 30, 2011 was an expense of $286,761.

Loss from Investment in Tarsa

On April 8, 2011, along with the founding investors of Tarsa, we entered into an agreement to purchase $1,518,000 in convertible promissory notes and warrants from Tarsa to help fund Tarsa’s business operations into the first half of 2012.  After recording this investment in Tarsa, we recognized Tarsa’s prior years’ losses up to our $1,518,000 investment, reducing our investment in Tarsa to zero.  On July 8, 2011, along with the founding investors of Tarsa, we purchased $1,301,000 in additional convertible promissory notes and warrants from Tarsa to further help fund Tarsa’s business operations.  After recording this investment in Tarsa, we recognized Tarsa’s prior years’ losses up to our $1,301,000 investment, again reducing our investment in Tarsa to zero. These two transactions resulted in our recognizing losses from our investment in Tarsa in the amounts of $1,301,000 and $2,819,000, respectively, for the three-month and nine-month periods ended September 30, 2011.

Net Loss

Net loss for the three months ended September 30, 2011 increased approximately $2,907,000, or 66%, to $7,291,000 from $4,384,000 for the corresponding period in 2010. This was primarily due to non-cash items including our loss recognized on the divestiture of SDBG in the amount of $824,000, our write-down of our investment in Tarsa in the amount of $1,301,000, as well as non-cash interest expense of $2,862,000.  Net loss for the nine months ended September 30, 2011 decreased approximately $1,602,000, or 7%, to $22,372,000 from $23,974,000 for the corresponding period in 2010.  This was primarily due to loss on conversion feature of $8,125,000 and debt issuance cost of $2,008,000 in 2010.  These were partially offset by an increase in interest expense of $1,656,000, as well as the $2,819,000 write-down of our investments in Tarsa, a decrease in revenue of $394,000, a loss on the sale of SDBG patents in the amount of $824,000 and a loss on our sale of our interest in the China Joint Venture in the amount of $1,073.000.  Net losses will continue unless we achieve sufficient non-deferred revenue under our USL, Tarsa, GSK or Novartis agreements or sign new revenue generating research, licensing or distribution agreements.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had cash and cash equivalents of $5,193,000, a decrease of $7,008,000 from December 31, 2010.  Cash received during the first nine months of 2011 was primarily from GSK, from Fortical sales and royalties received under our agreement with USL and from testing and other services provided to Tarsa and others.  In May 2011 we received a $4,000,000 milestone payment from GSK for completion of Phase 2 patient enrollment.  Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from our stockholders and Victory Park, (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties.  In 2011, we monetized our former China joint venture as well as our SDBG program.  We cannot be certain that any of these cash sources will continue to be (or the extent to which they will be) available to us in the future.  Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations.  Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular.  Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution, reimbursement or regulatory issues.

We believe that in the balance of 2011 we will generate cash to apply toward funding our operations through Fortical sales and royalties and from testing and other services provided to Tarsa, GSK and others; from the sale of our common stock to Den Danske Forskningsfond; and from our former China joint venture partner.    We expect to generate cash in the long term on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue from future licensed products and technologies and, possibly, from the sale of common stock.  We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides and for our peptide manufacturing technology.  In October 2011, we and Nordic Bioscience announced our decision to establish a Joint Development Vehicle.  However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

Due to our limited financial resources, any further significant decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license or distribution agreements for our products or technologies or loss of patent protection or ability to sell additional shares of common stock, could have a material adverse effect on our cash flow and operations (see Notes C, D, E, J and O).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement or sell additional shares of common stock, we would eventually need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our restated financing agreement with Victory Park (see Note H) or significantly curtail our operations. Under the restated financing agreement, we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  These default provisions were temporarily waived under a forbearance agreement executed in December 2010.  The forbearance period began December 10, 2010 and will terminate upon the earliest to occur of (i) the termination of the Amended License Agreement (see Note C), (ii) June 30, 2012 (or such later date as the parties may agree in writing), (iii) GSK’s failure to pay us certain specific amounts pursuant to the Amended License Agreement, or (iv) the date when we (a) repudiate or assert a defense to any obligation or liability under the forbearance agreement or any transaction document (as defined in the restated financing agreement or (b) make or pursue a claim against Victory Park or any secured party named in the forbearance agreement.  Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects.  We believe that the 2010 Victory Park financing and the 2010 and 2011 GSK payments have satisfied our current cash requirements, but satisfying our cash requirements over the long term will require the successful commercialization of one or more of our biotechnologies or our licensees’ oral or nasal calcitonin products, our oral PTH product, the obesity program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any of these products other than Fortical will be approved or will be commercially successful.  The amount of future revenue we will derive from Fortical is also uncertain.

We have incurred annual operating losses since our inception and, as a result, at September 30, 2011, had an accumulated deficit of approximately $193,000,000.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008, and has continued into 2011.  These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings.    In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence.  Accordingly, future demand for our product could differ from our current expectations.

Net Cash Used in Operating Activities: Net cash used in operating activities was $4,627,000 in the first nine months of 2011, which was primarily due to our net loss adjusted for non-cash items of $7,077,000 and an increase in our operating assets and liabilities of $10,668,000, primarily from proceeds from deferred revenue as well as increased accrued interest on our Victory Park and Levy notes.

Net cash used in operating activities was $5,608,000 in the first nine months of 2010, which was primarily due to our net loss adjusted for non-cash items of $12,979,000 and an increase in our operating assets and liabilities of $5,387,000.  The increase in our operating assets and liabilities primarily resulted from an increase in accrued interest due to the restructuring of our Victory Park and Levy debt, as well as a decline in inventory.  Cash provided by operating activities has not been sufficient to meet our needs.

Net Cash Used in Investing Activities:  Net cash used in investing activities was $1,721,000 in the first nine months of 2011, primarily related to our April and July investments in Tarsa partially offset by proceeds from the sale/leaseback; and $438,000 in the first nine months of 2010, primarily related to various patent application filings.

Net Cash from Financing Activities:  Net cash provided by financing activities was $185,000 in the first nine months of 2011, resulting from the proceeds we received from stock option exercises.  Net cash provided by financing activities was $9,583,000 in the first nine months of 2010, primarily resulting from our issuance of convertible notes payable to Victory Park.

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

The information below summarizes our market risks associated with interest bearing debt obligations as of September 30, 2011.  The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt.  Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our debt.

Debt Obligations	Carrying Amount	2011	2012	2013	Thereafter
Note payable – Victory Park Variable interest rate: 15% (1)	$33,000,000	$--	$--	$33,000,000	$--
Notes payable – Levys – Fixed interest rate: 12%	14,737,518	--	750,000	13,987,518	--

Total	$47,737,518	$--	$750,000	$46,987,518	$--

(1) Prime rate plus 5%, with a floor of 15%

Item 4.                Controls and Procedures

For the quarterly period ending September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.                      Legal Proceedings

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis is covered by U.S. Patent No. 6,440,392, which was reissued on June 30, 2009 as U.S. Patent No. RE 40,812 (the “Fortical Patent”).  In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product, which is the subject of an Apotex pending ANDA.  On July 24, 2006, we and USL jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together, “Apotex”), in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provided for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months.  In December 2008 this stay ended and we and Apotex entered a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States.  The preliminary injunction will remain in effect until the court renders a final decision on the validity and infringement of Unigene’s U.S. Patent.  In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement.  In August 2009, the U.S. District Court, Southern District of New York, confirmed the validity of Unigene’s patent and issued an order permanently enjoining Apotex from engaging in any activity that infringes the patent.  The motion of the plaintiffs, Unigene and its licensee USL, for summary judgment in the case was granted.  The District Court upheld the validity of the Fortical Patent and entered a permanent injunction against Apotex.  Apotex appealed this decision.  In October 2009, the District Court vacated its order subject to reinstatement and asked the parties to identify any claims that remain in the case.  As a result, Apotex’s appeal was deactivated.  In July 2010, the District Court ruled that no claims remain at issue and it reinstated its opinion and order of August 2009 in its entirety.  Accordingly, the motion for summary judgment was entered in favor of Unigene and USL.  Apotex appealed this decision to the United States Court of Appeals for the Federal Circuit and a hearing was held on March 7, 2011.  On August 25, 2011, the United States Court of Appeals for the Federal Circuit issued a decision affirming the District Court’s ruling confirming the validity of Unigene's Fortical Patent.  Apotex may file a petition for certiorari for review of the Appeals Court decision by the U.S. Supreme Court by November 23, 2011.  There is the usual litigation risk that we will not be successful in the appeal and potentially subsequent litigation if it is remanded.  In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.  This could have a material adverse impact on our results and financial position.

On September 8, 2011, the United States Patent and Trademark Office ("USPTO") granted a request for inter partes reexamination of US Reissue Patent No. RE 40,812 (the “Fortical Patent”) filed by Apotex on July 15, 2011.  In granting the Request for Reexamination, the USPTO gave Unigene a two month time period to respond to the substantial new questions of patentability raised in the Reexamination Office Action dated September 8, 2011.  Unigene has reviewed the Reexamination Office Action and plans to file its response by the November 8, 2011 deadline.  The Reexamination reopens the USPTO prosecution of all claims 13, 14, 16, 17, 19 and 24-29 of the Fortical Patent.  Based on USPTO statistics, reexamination proceedings take an average of about 36 months to complete.  Potential outcomes for reexamination include the patent emerges with the patent claims remaining unchanged, patent claims being amended, or all patent claims being canceled.  There is the usual USPTO prosecution risk that we will not be successful in the reexamination and potentially subsequent USPTO or litigation proceedings. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.  This could have a material adverse impact on our results and financial position.

Item 1A.                   Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended.  See “Special Note Regarding Forward-Looking Statements” in Part 1, Item 2 of this Quarterly Report.

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the period ended June 30, 2011.  Except as noted below, no material changes to the risk factors disclosed in the 10-K have been identified during the three months ended September 30, 2011:

We may require additional cash to sustain our operations and our ability to secure additional cash is uncertain.

We had a cash flow deficit from operations of $4,627,000 for the nine months ended September 30, 2011.  We believe that, in the near-term, we will generate cash to apply toward funding our operations through Fortical royalties and sales; from PeptelligenceTM revenue; from the sale of our common stock to Den Danske Forskningsfond; and from our former China joint venture partner. These funds may not be adequate to fully support our operations.  Therefore, we may need additional sources of cash in order to maintain all of our future operations.  Based upon management’s projections, we believe our current cash should be sufficient to support our current operations into the second half of 2012.

We may be unable to raise on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations.  If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail development of our product candidates and the ability to license our technologies and, ultimately, cease operations.

The conversion of the Victory Park notes will likely have a dilutive effect on our stock price and could lead to a change in control.

In March 2010, we issued to Victory Park $33,000,000 in convertible notes, which come due in March 2013.  As of March 17, 2011, these notes are convertible into shares of common stock at the holder’s option. The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.70 per share.  If we subsequently make certain issuances of common stock or common stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price.  Assuming that the convertible notes were converted in full on September 30, 2011 (with conversion of the original principal amount plus interest thereon into the conversion shares), then, together with the shares and other securities owned by them, Victory Park and its affiliates would beneficially own in the aggregate approximately 45% of our outstanding shares of common stock (as diluted by outstanding options) as of that date.

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

Item 6.                      Exhibits
EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Master Services Agreement, effective as of April 7, 2011, by and between Unigene Laboratories, Inc. (the “Company”) and Tarsa Therapeutics, Inc.

10.2	First Omnibus Amendment to Note and Warrant Purchase Agreement, Notes and Warrants, effective as of April 8, 2011, by and among Tarsa Therapeutics, Inc. and Purchasers, including the Company.

10.3	Development Services and Clinical Supply Agreement, dated August 3, 2011, by and between GlaxoSmithKline LLC and the Company.*

10.4	Patent Assignment Agreement, effective as of September 15, 2011, by and between the Company and Kieran Murphy, LLC.

31.1	Certification by Ashleigh Palmer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Ashleigh Palmer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

UNIGENE LABORATORIES, INC.
(Registrant)

Date: November 9, 2011	By:	/s/ Ashleigh Palmer
Ashleigh Palmer, President
(Chief Executive Officer)

Date: November 9, 2011	By:	/s/ William Steinhauer
William Steinhauer, Vice President of Finance
(Principal Financial Officer and
Principal Accounting Officer)