Form 10-K
period 2011-12-31
UNIGENE LABORATORIES INC
filed 2012-03-15
CIK 352747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

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

Title of class:
Common Stock, $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of June 30, 2011 was approximately $87,525,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value, 95,366,927 shares as of February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from portions of Unigene’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in the items captioned “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of our business, or industry results, to be materially different from any future results, performance or activities expressed or implied by the forward-looking statements. These factors include: general economic and business conditions, our financial condition, product sales and royalties, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals for our products, litigation, and other factors discussed in this Form 10-K.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1.              Business

OVERVIEW

Unigene Laboratories, Inc., a biopharmaceutical company, was incorporated in the State of Delaware in 1980. Our single business segment focuses on the research, production and delivery of small proteins, referred to as peptides, for medical use. We have patented oral and nasal drug delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream and patented manufacturing technologies for producing certain natural peptides cost-effectively. Collectively, we brand our patented peptide drug delivery and manufacturing technologies as “Peptelligence™”. We have three operating locations: administrative and regulatory offices in Boonton, New Jersey; a laboratory research facility in Fairfield, New Jersey; and a pharmaceutical production facility in Boonton, New Jersey.

STRATEGY

Our three-step strategic intent is focused on: increasing available cash for operations by prudent cash conservancy and incremental revenue generation; as resources permit, retiring debt and selectively investing in the advancement of existing core development programs; and maximizing shareholder value by exploiting the full potential of our  Peptelligence™ technologies platform.

We are pursuing this strategic intent and, for marketing purposes only, we have focused our resources into two strategic business units: Unigene Biotechnologies and Unigene Therapeutics.

Peptides are a rapidly growing therapeutic class with more than 150 programs currently in active development throughout the industry. To date, more than fifty peptide-based therapeutics have reached the market. Our goal is to see our Peptelligence™ platform, which represents a distinctive set of capabilities and assets, incorporated into as many peptide programs as possible as they advance through development towards commercialization.

Our Peptelligence™ encompasses extensive intellectual property covering drug delivery and manufacturing technologies, peptide research and development expertise, and proprietary know-how. Our core Peptelligence™ assets include proprietary oral and nasal peptide drug delivery technologies, and proprietary, high-yield, scalable and reproducible recombinant manufacturing technologies.

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

Our first product to market, Fortical®, a nasal calcitonin product, received approval from the Food and Drug Administration (FDA) in 2005 and is marketed in the United States by Upsher-Smith Laboratories, Inc. (USL) for the treatment of postmenopausal osteoporosis. Other product development programs include oral calcitonin licensed to Tarsa Therapeutics, Inc. (Tarsa), which has completed Phase 3 testing for the treatment of osteoporosis, and oral parathyroid hormone (PTH), which has successfully completed Phase 2 clinical studies for the treatment of osteoporosis.  Our oral PTH license with GlaxoSmithKline (GSK) was terminated in December 2011 after we received notification from GSK of its decision not to proceed with the oral PTH program.  As a result, we regained the exclusive worldwide rights to the oral PTH program and are currently seeking a new licensee for this program.

Unigene Biotechnologies Business Unit

We are expanding our Peptelligence™ platform of peptide oral drug delivery and manufacturing assets and capabilities with the goal of establishing a portfolio of partnered opportunities. We plan to generate near-term revenue from fee-for-service feasibility studies and establish a solid foundation for potential high-value milestones and royalties. We hope to apply our Peptelligence™ platform to as many therapeutic peptide programs as possible and help our partners co-develop those peptides through advanced clinical testing and commercialization.

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

In 2009, we licensed our late-stage oral calcitonin formulation to Tarsa, a venture-financed company founded exclusively to conduct Phase 3 clinical testing and prepare our proprietary oral calcitonin formulation for commercialization. We currently own an approximately 16% fully-diluted stake in Tarsa, subject to liquidating preferences and to possible future dilution. In March 2011, Tarsa announced positive Phase 3 study top-line results for its multinational, randomized, double-blind, placebo-controlled Phase 3 ORACAL trial in postmenopausal women with osteoporosis. Tarsa is also the sponsor of an ongoing Phase 2, 48-week oral calcitonin trial for prevention of bone loss in postmenopausal women with low bone mass.   Tarsa has indicated that it expects to file its New Drug Application (NDA) submission schedule to the FDA for OSTORA in the second half of 2012.

On November 9, 2011, we announced positive top-line results of our Phase 2 clinical study evaluating an experimental oral PTH analog for the treatment of osteoporosis in 93 postmenopausal women. The study achieved its primary endpoint of statistically significant percent change from baseline of BMD. We sponsored the Phase 2 study as part of the now terminated exclusive worldwide option and licensing agreement with GSK. We are actively seeking a licensing partner for the oral PTH program. We expect to present the full data from the Phase 2 study in a peer review journal and/or scientific congress over the course of 2012.

 In February 2011, we announced our plans to accelerate the development of our lead proprietary anorexigenic peptide, UGP281. An anorexigenic peptide is one that diminishes or controls appetite and offers potential therapeutic benefit to morbidly obese patients. This program has initiated pre-clinical development studies and we expect to file an Investigational New Drug (IND) application with the FDA in the second half of 2012.

In October 2011, we and Nordic Bioscience announced our decision to establish a Joint Development Vehicle to progress up to three of our internally developed, proprietary calcitonin analogs through Phase 2 proof-of-concept in humans for the treatment of Type 2 diabetes, osteoarthritis and osteoporosis. (See Note 13 to the audited financial statements for a more detailed description).

During 2010, our Annexin 1 analog and Site-Directed Bone Growth (SDBG) programs were put on hold to conserve cash. In September 2011, we sold our SDBG program by assigning seven patent applications to Kieran Murphy, LLC. In addition, in connection with the sale we terminated an Exclusive License Agreement and Consulting Agreement with Kieran Murphy, LLC, as well as a License Option Agreement and Research Agreement with Yale University. In exchange for the assignment of the patents and patent applications, we will receive sales royalties and future licensing revenue and/or a percentage of all considerations received upon the subsequent sale of the SDBG patent portfolio by Kieran Murphy, LLC.  (See Note 12 to the audited financial statements for a more detailed description.)

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

•
Development and Licensing of Proprietary Technology for Oral Delivery. We have developed and patented an oral formulation that has successfully delivered therapeutically relevant quantities of calcitonin and PTH into the bloodstream of human subjects in studies performed by us and our collaborators. We believe that the components of our patented oral product also can enable the delivery of other peptides and we have initiated animal studies to investigate this possibility in collaboration with partners.   In 2011, we successfully demonstrated oral absorption of 7 other peptides provided to Unigene via our Biotechnology Business Unit.

•
Oral PTH Program: During 2001, we reported successful oral delivery in animal studies of various peptides including PTH for the treatment of osteoporosis and insulin for the treatment of diabetes. During 2004, a Phase 1 study for oral PTH was successfully completed.  In November 2011, we announced positive top-line results of our oral PTH Phase 2 study.

•
Oral Calcitonin Program: During 2007, a small, short-term human study for oral calcitonin was initiated by us and successfully concluded.   In February 2008, we initiated a Phase 1/2 clinical study for oral calcitonin. The tablets used in these studies utilized an improved solid dosage form of Unigene’s oral delivery technology for which a patent application has been filed. A small, short-term Phase 1 human study for PTH was initiated in 2008 and successfully concluded in 2009 using our improved oral delivery technology. During 2009, we initiated a Phase 3 human study for our oral calcitonin technology and licensed this program to Tarsa. This study was fully enrolled in the first quarter of 2010 and completed in the first quarter of 2011.  In March 2011, Tarsa announced positive Phase 3 study top-line results for the oral calcitonin product.

•
Development and Licensing of a Proprietary Peptide Production Process. One of our principal scientific accomplishments is our success in developing a highly efficient biotechnology-based peptide production process. Several patents relating to this process have issued. We believe that this proprietary process is a key step in the more efficient and economical commercial production of medically-useful peptides. Many of these peptides cannot be produced at a reasonable cost in sufficient quantities for human testing or commercial use by other currently available production processes. We have constructed and are operating a manufacturing facility employing this process which is capable of producing PTH and calcitonin, and we have also produced laboratory-scale quantities of several other peptides. In 2004, we licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis and provided the active pharmaceutical ingredient for the oral calcitonin and oral PTH clinical trials.

Partnerships

•
Upsher-Smith Laboratories License Agreement. In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis. Fortical was approved by the FDA and launched by USL in August 2005. We received the $10,000,000 from 2002 through 2005. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Royalty revenue, computed in a range from the transfer price of product to USL to a royalty rate in the mid-thirties depending on the circumstances, is earned on net sales of Fortical by USL and is recognized in the period Fortical is sold by USL. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the market place and, therefore, are difficult to predict. In July 2006, we and USL jointly filed a lawsuit against Apotex for infringement of our Fortical patent. We are seeking a ruling that Apotex’s ANDA and its nasal calcitonin product infringe our Fortical patent and its ANDA should not be approved before the expiration date of the Fortical patent. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. Our agreement with USL is subject to certain termination provisions. We are currently dependent on USL to market and distribute Fortical and to provide a very significant portion of our revenue. The loss of USL as a licensee would have a material adverse effect on our business (see Note 22 to the audited financial statements for a more detailed description of the USL license agreement and Item 3. Legal Proceedings for a more detailed description of the current legal proceedings with Apotex).

•
Tarsa License Agreement. In October 2009, we licensed our Phase 3 oral calcitonin program to Tarsa, a private company formed by a syndicate of three venture capital funds specializing in the life sciences: MVM Life Science Partners; Quaker BioVentures; and Novo A/S. Simultaneously, Tarsa announced the closing of a $24,000,000 Series A financing from the investor syndicate. In consideration for our sale to Tarsa of an exclusive license for the oral calcitonin program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa. We are also eligible to receive milestone payments based on the achievement of certain sales benchmarks, as well as royalties, at rates in the single digits, on product sales. Tarsa will be responsible for the future costs of the global Phase 3 clinical program that was initiated in 2009. During 2011, we earned approximately $1,300,000 in revenue for providing testing and development services to Tarsa. This agreement is subject to certain termination provisions. We may terminate this agreement in the event of Tarsa’s insolvency, material breach or in certain circumstances where Tarsa has ceased development and commercialization activities of the licensed product. Tarsa may terminate this agreement in the event of our insolvency, material breach or, in certain circumstances, without cause.  Tarsa expects to file its NDA submission schedule to the FDA for OSTORA in the second half of 2012.  (See Notes 10 and 22 to the audited financial statements for a more detailed description.)

•
Novartis Agreement. In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. Through December 31, 2011, an aggregate of $13,700,000 has been received from Novartis under this agreement, including calcitonin purchases and a $5,500,000 milestone payment that we received in 2007 for the initiation of their oral calcitonin Phase 3 study for osteoporosis. There were no milestones achieved or additional calcitonin purchases in 2011. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our then current production capacity. Calcitonin produced by Sandoz was being used by Novartis in its Phase 3 clinical trials. Novartis has stated that it will not pursue further clinical development of oral calcitonin. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default (see Note 22 to the audited financial statements for a more detailed description).

Other License or Distribution Arrangements. To expand our product pipeline, we perform fee-for-service feasibility studies for third parties. We are also working on the development of our anorexigenic peptide to diminish or control appetite, which would utilize our manufacturing and oral delivery technologies. In addition, we are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for our products and technologies. During 2011, we provided clinical supply material to Cara Therapeutics for their Phase 1 program.  However, we may not be successful in achieving milestones under our current agreements, obtaining regulatory approval for our products or in licensing any of our other products.

We operate as a single business segment and our revenue for the last three years, including product sales, royalties, licensing revenue and development services, has primarily been pursuant to our current and former agreements with GSK, USL, Novartis and Tarsa, all primarily U.S. sources.

Revenue from Licensees:

	2011	2010	2009
GSK	57%	2%	1%
USL	27%	73%	87%
Novartis	6%	12%	9%
Tarsa	6%	9%	--
Other revenue	4%	4%	3%

There will be no future revenue from GSK due to the termination of our license agreement in December 2011.

For information regarding revenue, losses and total assets, please see our Selected Financial Data in Part II, Item 6 of this report.

Competition

Our primary business activity is biotechnology research and development.  Our calcitonin and PTH analog products have potential applications in the treatment of osteoporosis. Biotechnology research is highly competitive, particularly in the field of human health care. We compete with specialized biotechnology and biopharmaceutical companies, major pharmaceutical and chemical companies, universities and other non-profit research organizations, many of which can devote considerably greater financial resources than we can to research activities. Generic versions of Novartis’ nasal calcitonin product were launched by Apotex, Sandoz and Par in 2008 and 2009 and, as a result, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. There could also be future competition from products that are directly generic to Fortical. In addition, a third-party has conducted studies with an analog of PTH demonstrating the ability to build new bone and has launched an injectable PTH product in the U.S. In July 2006, we and USL jointly filed a lawsuit against Apotex for infringement of our Fortical patent. We are seeking a ruling that Apotex’s abbreviated NDA, or ANDA, and its nasal calcitonin product infringe our Fortical patent and its ANDA should not be approved before the expiration date of the Fortical patent. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval (see Item 3. Legal Proceedings for a more detailed description of the current legal proceedings with Apotex).

Fortical currently faces competition from large pharmaceutical companies that produce other osteoporosis products and, if any of our other products receive regulatory approval, these other products would also face competition from such large pharmaceutical companies that have substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. Major companies in the field of osteoporosis treatment include Novartis, Merck, Eli Lilly and Sanofi-Aventis. However, we believe that we should be able to compete with these companies due both to our partnerships with USL and Tarsa, and to our patented technologies. Our success will further depend on our ability to obtain adequate funding and on developing, testing, protecting, producing and marketing products and obtaining their timely regulatory approval. However, any of our competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

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

Although our facility currently is devoted primarily to calcitonin and Fortical production, it also is suitable for producing other peptide products and has been the site of active pharmaceutical ingredient (API) manufacture for our PTH analog and satiety peptide. The facility can be modified to increase peptide production capacity. Because we manufacture peptides for human use, the FDA, European health authorities and our licensing partners have all inspected our facility at various times. We hosted a successful FDA inspection in October, 2011.  However, there is always the risk that our operations might not remain in compliance or that approval by required regulatory agencies will not be obtained.

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

Patents and Proprietary Technology

We have filed a number of applications for U.S. patents relating to our proprietary peptide manufacturing process and our delivery technologies. Our most important U.S. manufacturing and delivery patents expire from 2017 to 2025. To date, the following fourteen U.S. patents are currently in force:

•	eight patents covering improvements in our manufacturing technology;

•	three patents covering oral delivery of peptides;

•	two patents covering our nasal calcitonin formulation; and

•	one patent covering our obesity technology.

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

Other patent applications are pending. We also have made filings in selected foreign countries, and fifty-two foreign patents have issued. However, our pending applications may not issue as patents and our issued patents may not provide us with significant competitive advantages. Furthermore, our competitors may independently develop or obtain similar or superior technologies.

Although we believe our patents and patent applications are valid, the invalidity or unenforceability of one or more of our key patents could have a significant adverse effect upon our business. We are currently involved in ANDA litigation in which Apotex claims that our patent for Fortical is invalid. (See Item 3. Legal Proceedings for a more detailed description of the current legal proceedings with Apotex.)

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

Employees

As of February 29, 2012, we had 57 full-time employees. Twenty-three were engaged in research, development and regulatory activities, 18 were engaged in production activities and 16 were engaged in general, administrative and support functions. Our scientific employees have expertise in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; regulatory affairs and quality control. None of our employees are covered by a collective bargaining agreement.

Research and Development

We have established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral and nasal delivery technologies to the development of proprietary products and processes. Approximately 72% of our employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. We expensed $9.0 million on research and development activities in 2011 ($4.3 million related to oral PTH), $6.4 million on research and development activities in 2010, and $12.4 million on research and development activities in 2009 ($3.3 million related to oral calcitonin).

Availability of Reports

Our Internet website address is www.unigene.com. The contents of our website are not part of this annual report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and all amendments to those reports and statements filed by us with the Securities and Exchange Commission (the SEC) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. The SEC also maintains a website at www.sec.gov where such information is available.

Item 1A.                      Risk Factors

You should consider carefully these risk factors together with all of the information included or incorporated by reference in this annual report in addition to our financial statements and the notes to our financial statements. This section includes forward-looking statements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

The following is a discussion of the risk factors that we believe are material to us at this time. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, results of operations, financial condition and cash flows.

Risks Related to Our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has added a paragraph to their opinion issued in connection with their audit of the financial statements as of and for the year ended December 31, 2011 that emphasizes conditions that raise substantial doubt about Unigene’s ability to continue as a going concern. Unigene’s ability to generate additional revenue or obtain additional funding will determine its ability to continue as a going concern for a reasonable period of time. Unigene’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We require additional cash to sustain our operations and our ability to secure additional cash is uncertain.

We had cash flow deficits from operations of $6,766,000 for the year ended December 31, 2011, $1,669,000 for the year ended December 31, 2010, and $11,291,000 for the year ended December 31, 2009. We believe that, in the near-term, we will generate cash to apply toward funding our operations through Fortical royalties and sales; from anticipated receipt of licensing fees and revenue generated from fee-for-service feasibility studies; from other corporate development activities; and from our former China joint venture partner. These funds may not be adequate to fully support our operations in the near-term. Therefore, we need additional sources of cash in order to maintain all of our future operations. Based upon management’s projections, we believe our current cash should be sufficient to support our current operations through the end of 2012.  We may be unable to raise, on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to limit some or all of our research and development programs and related operations, curtail development of our product candidates and the ability to license our technologies, and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

•	our ability to engage new partners for fee-for-service feasibility studies and licensing agreements;

•	the level of Fortical sales, particularly in light of new and potential competition;

•	our ability to successfully defend our Fortical patent against Apotex’s claim;

•	the generation of revenue from our Tarsa agreement;

•	continued scientific progress in our discovery and research programs;

•	progress with preclinical studies and clinical trials;

•	the magnitude and scope of our discovery, research and development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	our partners’ ability to sell and market our products or their products utilizing our technologies;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in maintaining our production facility;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims including our current litigation regarding Apotex’s ANDA; and

•	the pharmaceutical industry’s need to acquire or license new technologies and products.

There are numerous default provisions under our financing agreement with Victory Park.

Under our amended and restated March 2010 financing agreement with Victory Park, so long as our outstanding note balance is at least $5,000,000, we must maintain a minimum cash balance equal to at least $2,500,000 and our cash flow (as defined in the agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters. These default provisions were temporarily waived under a forbearance agreement that was executed in December 2010 and terminated in December 2011 due to the termination of the GSK agreement. The financing agreement specifies certain events of default including, without limitation: failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the agreement); a change in control (as defined in the agreement); the failure of any registration statement required to be filed to be declared effective by the SEC, and maintained effective pursuant to the terms of our registration rights agreement with Victory Park; and any material decline or depreciation in the value or market price of the collateral. We are subject to certain cash damages, as set forth in the convertible notes, in the case of a failure to timely convert the notes and a failure to timely convert is also an event of default, subject to additional remedies. Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply. There is no assurance that we will be able to maintain a minimum cash balance of $2,500,000, or maintain an adequate cash flow, in order to avoid default. As of December 31, 2011, we were in compliance with these covenants.  In addition, there is no assurance that the notes will be converted into common stock, in which case, we may not have sufficient cash from operations or from new financings to repay the Victory Park debt when it comes due in 2013, or that new financings will be available on favorable terms, if at all.

The conversion of the Victory Park notes will likely have a dilutive effect on our stock price and could lead to a change in control.

In March 2010, we issued to Victory Park $33,000,000 in convertible notes, which come due in 2013. As of March 17, 2011, these notes are convertible into shares of common stock at the holder’s option. The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.70 per share. If we subsequently make certain issuances of common stock or common stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price. Assuming that the convertible notes were convertible in full on December 31, 2011 at the current $0.70 conversion price (with conversion of the original principal amount plus interest thereon into the conversion shares), then, together with the shares and other securities owned by them, Victory Park and its affiliates would beneficially own in the aggregate approximately 43% of our outstanding common stock (as diluted by outstanding options) as of that date.

We are required to make payments under the Levy loans, most of which are payable in June 2013.

We owe an aggregate original principal amount of $14,737,518 on notes payable to the Estate of Jean Levy and the Jaynjean Levy Family Limited Partnership. As of December 31, 2011, principal and interest on these notes aggregated $21,971,683. An aggregate of $750,000 in principal payments is due on these notes in 2012.  We may not be able to generate sufficient cash from operations or from other sources in order to make the payments when due which are required under these notes.

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

Fortical is our only product approved by the FDA. Any factors that adversely impact the marketing of Fortical including, but not limited to, competition, including generic competition and/or product substitutions, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will have a negative impact on our cash flow and operating results. For 2011, compared to 2010, Fortical sales decreased 27% while Fortical royalties decreased 46%. Fortical sales to USL are at a fixed transfer price, while Fortical royalties reflect both declining unit sales as well as declining net selling price.  In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. Further decreases in Fortical sales or royalties could have a material adverse effect on our business, financial condition and results of operations. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes our Fortical patent. Our Fortical patent expires in 2021.  We have sued Apotex for infringement of our Fortical Patent and Apotex has been enjoined from conducting any activities which would infringe the patent. Apotex has appealed that decision and if we do not prevail in this litigation, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception, and we may never achieve profitability. As a result, at December 31, 2011, we had an accumulated deficit of approximately $189,000,000. Our gross revenues for the years ended December 31, 2011, 2010 and 2009 were $20,508,000, $11,340,000, and $12,792,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue consisted primarily of Fortical sales and royalties, licensing revenue and Peptelligence™ revenue. As of December 31, 2011, we had two material revenue generating license agreements. We believe that to achieve profitability we will require at least the successful commercialization of one or more of our licensees’ oral or nasal calcitonin products, our oral PTH product, our obesity program or another peptide product or biotechnology in the U.S. and/or abroad. However, our products or technologies may never become commercially successful. For 2011, 2010 and 2009, we had losses from operations of $3,466,000, $10,324,000, and $12,380,000, respectively. Our net losses for the years ended December 31, 2011, 2010 and 2009 were $17,926,000, $27,868,000, and $13,380,000, respectively.

Risks Related to Product Development and Commercialization

Most of our products are in early stages of development and we and our licensees may not be successful in efforts to develop a calcitonin, PTH or other peptide product that will produce revenues sufficient to sustain our operations.

Our success depends on our and our licensees’ ability to commercialize a calcitonin, PTH or other peptide product that will generate revenues sufficient to sustain our operations. Except for Fortical, most of our products are in early stages of development and we and our licensees may never develop a calcitonin, PTH or other peptide product that makes us profitable. Our ability to achieve profitability is dependent on a number of factors, including our and our licensees’ ability to complete development efforts, obtain regulatory approval for additional product candidates and successfully commercialize those product candidates or our technologies. We believe that the development of more desirable formulations is essential to expand consumer acceptance of peptide pharmaceutical products. However, we may not be successful in our development efforts, or other companies may develop such products, or superior products, before we do.

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

Our success is dependent on our ability to establish and maintain commercial partnerships and currently we have only two significant license agreements; we may not be able to relicense our oral PTH program.

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

We currently have significant license agreements with USL in the United States for Fortical and with Tarsa worldwide (except for China) for oral calcitonin. Our oral PTH license with GSK was terminated in December 2011 after we received notification from GSK of its decision not to proceed with the oral PTH program.  As a result, we regained the exclusive worldwide rights to the oral PTH program and are currently seeking a new licensee for this program.  We do not currently have the resources to fund a phase 3 study for oral PTH without a new licensee.

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

We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral and nasal formulations that we have invented in the course of our research. Our most important U.S. manufacturing and delivery patents expire from 2017 to 2025 and we have applications pending that could extend that protection. To date, fourteen U.S. patents have issued and other applications are pending. We have also made patent application filings in selected foreign countries and fifty-two foreign patents have issued with other applications pending. We face the risk that any of our pending applications will not be issued as patents. In addition, our patents may be found to be invalid or unenforceable, including in the pending ANDA litigation with Apotex. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

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

Risks Related to Operations

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

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical, production and managerial personnel. There is intense competition for qualified personnel in our business. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key personnel in a timely manner, could harm our programs and our business.

Compliance with regulations governing public company corporate governance and reporting is complex and expensive.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted into law. This legislation makes significant changes to corporate governance and executive compensation rules for public companies across all industries. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Risks Related to our Capital Stock

The market price of our common stock is volatile.

The market price of our common stock has been, and we expect it to continue to be, highly unstable. Factors, including our announcement of technological improvements or announcements by other companies, regulatory matters, research and development activities, new or existing products or procedures, signing or termination of licensing agreements, concerns about competition, sales, our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and public concern over the safety of activities or products have had a significant impact on the market price of our stock. We expect such factors to continue to impact our market price for the foreseeable future. In addition, future sales of shares of our common stock by us or our stockholders, and by the exercise and subsequent sale of our common stock by the holders of outstanding and future warrants and options, could have an adverse effect on the price of our stock.

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

As of December 31, 2011, there were outstanding warrants to purchase 60,000 shares of our common stock, all but 20,000 of which are currently exercisable, at an average exercise price of $2.13 per share. There were also outstanding stock options to purchase an aggregate of 8,027,950 shares of common stock, at an average exercise price of $1.09, of which 4,222,866 are currently exercisable. If our stock price should increase above the exercise price of these derivative securities, then such exercise at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with other financing efforts, including our issuance of stock upon the conversion of Victory Park's notes.

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

Item 1B.           Unresolved Staff Comments

Not applicable.

Item 2.              Properties

We lease a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey. In January 2011, we executed an agreement of sale on the property and closed on the sale of this property in May 2011. We are leasing the property for an initial seven year term, which may be extended for one renewal term of five years. (See Note 11 to the financial statements for a more detailed description.)

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

Item 3.              Legal Proceedings

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis is covered by U.S. Patent No. 6,440,392, which was reissued on June 30, 2009 as U.S. Patent No. RE 40,812 (the “Fortical Patent”). In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product, which is the subject of an Apotex pending ANDA. On July 24, 2006, we and USL jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together, “Apotex”), in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provided for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. In December 2008 this stay ended and we and Apotex entered a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States. The preliminary injunction will remain in effect until the court renders a final decision on the validity and infringement of Unigene’s U.S. Patent. In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement. In August 2009, the U.S. District Court, Southern District of New York, confirmed the validity of Unigene’s patent and issued an order permanently enjoining Apotex from engaging in any activity that infringes the patent. The motion of the plaintiffs, Unigene and its licensee USL, for summary judgment in the case was granted. The District Court upheld the validity of the Fortical Patent and entered a permanent injunction against Apotex. Apotex appealed this decision. In October 2009, the District Court vacated its order subject to reinstatement and asked the parties to identify any claims that remain in the case. As a result, Apotex’s appeal was deactivated. In July 2010, the District Court ruled that no claims remain at issue and it reinstated its opinion and order of August 2009 in its entirety. Accordingly, the motion for summary judgment was entered in favor of Unigene and USL. Apotex appealed this decision to the United States Court of Appeals for the Federal Circuit and a hearing was held on March 7, 2011. On August 25, 2011, the United States Court of Appeals for the Federal Circuit issued a decision affirming the District Court’s ruling confirming the validity of Unigene's Fortical Patent. Apotex filed a petition for certiorari for review of the Appeals Court decision by the U.S. Supreme Court on January 13, 2012, which was assigned Supreme Court Docket Number 11-879.  Unigene filed an opposition brief on February 17, 2012, and on February 28, 2012, Apotex filed a reply brief. The Supreme Court docket indicates that on February 29, 2012 the case was distributed for conference on March 16, 2012. Unigene now waits to learn whether the Supreme Court grants or denies Apotex’s petition for certiorari.  There is the usual litigation risk that we will not be successful in the appeal and potentially subsequent litigation if it is remanded. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

On September 8, 2011, the United States Patent and Trademark Office (USPTO) granted a request for inter partes reexamination of US Reissue Patent No. RE 40,812 (the “Fortical Patent”) filed by Apotex on July 15, 2011. In granting the Request for Reexamination, the USPTO gave Unigene a two month time period to respond to the substantial new questions of patentability raised in the Reexamination Office Action dated September 8, 2011. Unigene filed its response to the Reexamination Office Action on November 8, 2011. Apotex filed Third Party Comments on December 7, 2011 and January 9, 2012. Unigene now waits to hear from the USPTO, which may take over one year. If the Supreme Court denies Apotex’s petition for certiorari, Unigene will move to Suspend Reexamination of Claim 19. The Reexamination reopens the USPTO prosecution of all claims 13, 14, 16, 17, 19 and 24-29 of the Fortical Patent. Based on USPTO statistics, reexamination proceedings take an average of about 36 months to complete. Potential outcomes for reexamination include the patent emerges with the patent claims remaining unchanged, patent claims being amended, or all patent claims being canceled. There is the usual USPTO prosecution risk that we will not be successful in the reexamination and potentially subsequent USPTO or litigation proceedings. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

Item 4.              Mine Safety Disclosures

Not applicable.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have not declared or paid any cash dividends since inception, and do not anticipate paying any in the near future.

We became a public company in 1987. As of February 29, 2012, there were 510 holders of record of our common stock. Our common stock is traded on the OTC Bulletin Board under the symbol UGNE. On February 29, 2012 the closing price of our common stock, as reported on the OTC Bulletin Board, was $0.50 per share. The prices below represent high and low sale prices per share of our common stock.

	2011	2010
	High-Low	High-Low
1st Quarter	$1.42-0.63	$1.01-0.56
2nd Quarter	1.36-0.94	0.95-0.61
3rd Quarter	1.28-0.80	0.78-0.52
4th Quarter	1.12-0.37	0.75-0.40

The graph below compares Unigene Laboratories, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and RDG MicroCap Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2006 to December 31, 2011. The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

Unigene Laboratories, Inc.	100.00	76.10	25.10	28.69	27.09	21.12
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
RDG MicroCap Biotechnology	100.00	73.24	34.01	41.57	37.98	20.23

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

Recent Sale of Unregistered Securities

In the fourth quarter of 2011, the following securities were sold by the registrant under the Securities Act. The securities described below were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act.

Common Stock and Option Purchase Agreement

On October 5, 2011, we entered into a Common Stock Purchase and Option Agreement (the “Purchase Agreement”) with Den Danske Forskiningsfond, a Danish Foundation (“DDF”). Pursuant to the Purchase Agreement, DDF acquired 1,691,729 shares of common stock, par value $0.01 per share from us for an aggregate purchase price of $1,500,000.

Item 6.              Selected Financial Data

The following information should be read in conjunction with our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The Statement of Operations data for the years ended December 31, 2008 and 2007 and the Balance Sheet data as of December 31, 2009, 2008, and 2007 are derived from audited financial statements not included herein.

STATEMENT OF OPERATIONS DATA

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Revenue:
Product sales, royalties, licensing and other revenue	$20,508	$11,340	$12,792	$19,229	$20,423

Costs and expenses:
Cost of goods sold and inventory reserve	1,552	3,325	2,171	5,845	7,222
Research and development expenses and unallocated facility expenses	12,362	9,534	14,062	10,445	8,485
General and administrative and severance expenses	9,237	8,805	8,938	7,889	7,812
Net loss	(17,926)	(27,868)	(13,380)	(6,078)	(3,448)
Net loss per share, basic and diluted	( .19)	(.30)	(.15)	(.07)	(.04)
Weighted average number of shares outstanding	93,181	91,962	90,662	88,751	87,742

BALANCE SHEET DATA

(In thousands)

	December 31,
	2011	2010	2009	2008	2007
Cash and cash equivalents	$4,682	$12,201	$4,894	$8,583	$3,678
Working capital (deficiency)	4,593	8,758	(1,251)	14,914	6,390
Total assets	17,675	28,471	23,955	28,641	16,874
Total debt, including accrued interest – short term	750	1,200	5,904	--	--
Total debt, including accrued interest – long term	59,889	49,813	33,746	32,131	16,521
Other long-term obligations, primarily deferred revenue, including current portion	8,606	13,915	11,217	12,354	13,712
Total liabilities	72,813	68,900	54,397	47,613	33,545
Total stockholders’ deficit	(55,138)	(40,429)	(30,442)	(18,972)	(16,671)

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

OVERVIEW

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

In June 2010, we appointed Ashleigh Palmer as our Chief Executive Officer and since then, we have hired a number of new executive officers, and new directors have joined our Board of Directors. In addition, in September 2010, we announced a strategic realignment of our business into two strategic business units. One strategic business unit will concentrate on our pipeline of proprietary peptide development programs focused on metabolic and inflammatory diseases. The other strategic business unit will focus on opportunities where we can apply our platform of peptide drug delivery and manufacturing assets, expertise and capabilities to partners’ proprietary development programs. As part of this strategic realignment, we terminated certain programs that do not fit our core focus, such as our China Joint Venture and our SDBG program.

Historically, our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. Our revenue for the past three years has primarily been derived from domestic sources. We have licensed in the U.S. our nasal calcitonin product for the treatment of osteoporosis, which we have trademarked as Fortical, to USL. Fortical was approved by the FDA in 2005. This is our first product approval in the United States. In 2004, we licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis. In October 2009, we licensed on a worldwide basis (except for China) our Phase 3 oral calcitonin program to Tarsa.

We have expanded our product pipeline with a novel peptide treatment for obesity, which is in a preclinical, early stage of development. We also perform fee-for-service feasibility studies for third parties. Our products, other than Fortical in the United States, will require clinical trials and/or approvals from regulatory agencies and all of our products will require acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive regulatory approval or significant revenue for these products.

We compete with specialized biotechnology and biopharmaceutical companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. For 2011, compared to 2010, our Fortical sales decreased 27% while Fortical royalties decreased 46%. We cannot forecast whether, or to what extent, we will continue to experience further declines in sales or royalties. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes on our Fortical patent. If we do not prevail in that litigation, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

The current need of major pharmaceutical companies to add products to their pipeline is a favorable trend for us and for other small biopharmaceutical companies. However, this need is subject to rapid change and it is uncertain whether any additional pharmaceutical companies will have interest in licensing our products or technologies.

RESULTS OF OPERATIONS - Years ended December 31, 2011, 2010 and 2009

REVENUE- Revenue is summarized as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Product Sales	$3,843,787	$5,246,159	$5,941,254
Royalties	1,603,371	2,974,365	4,991,266
Licensing Revenue	10,250,740	1,300,763	1,253,260
Development Fees and Other Revenue (1)	4,810,448	1,818,927	606,058
	$20,508,346	$11,340,214	$12,791,838
(1)	Includes revenue from our agreements with Tarsa.

Revenue for the year ended December 31, 2011 increased $9,168,000, or 81%, to $20,508,000 from $11,340,000 in 2010. The increase was primarily due to an increase in licensing revenue of $8,950,000. This increase is mainly a result of the termination of the license agreement with GSK whereby previously deferred upfront and milestone payments in the aggregate amount of $7,748,000 were recognized as revenue. In addition, in 2011, development fees and other revenue increased $2,991,000, or 164%, to $4,810,000 from $1,819,000 in 2010. This increase was primarily due to development and testing services for GSK and Tarsa. However, total revenue was negatively impacted by the continuing decline in Fortical revenue. In 2011, Fortical sales declined 27% to $3,844,000 and Fortical royalties declined 46% to $1,603,000. We expect Fortical revenue to continue to decline in future years.

Revenue for the year ended December 31, 2010 decreased $1,452,000, or 11%, to $11,340,000 from $12,792,000 in 2009. This decrease in revenue was due to a decline in Fortical sales and royalties as a result of increased competition in the nasal calcitonin market since the launch of competitive products in December 2008. In 2010, our Fortical sales declined $695,000, or 12%, and Fortical royalties declined $2,017,000, or 40%, from 2009. Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipment to its customers. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL. Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years. Licensing revenue remained relatively constant in 2010 from 2009. Development fees and other revenue increased 200% to $1,819,000 in 2010 from $606,000 in 2009 primarily due to an increase in development work and fee-for-service feasibility studies we performed for various pharmaceutical and biotechnology companies, including Tarsa.

Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees. It is therefore subject to uncertain timing and not predictive of future revenue. Bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional peptide sales are dependent upon the future needs of our partners, which we cannot currently estimate. Sales revenue from Fortical in the future will depend on Fortical’s continued acceptance in the marketplace, as well as competition and other factors. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. Therefore, Fortical alone will never generate sufficient revenue for us to achieve profitability. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes on our Fortical patent. If we do not ultimately prevail in defending our patent, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

EXPENSES

In December 2011, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand. Our restructuring expenses for 2011 were $161,000, which represented severance pay. These expenses are included in research and development expenses and in general and administrative expenses. There were no restructuring expenses in 2010. Under the comprehensive plan, we will continue Fortical production and will maintain all of our core programs and partnered activities while decreasing cash expenditures by approximately $1 million. Since we currently maintain an adequate multi-year inventory of calcitonin and enzyme to support Fortical, we are continuing to suspend manufacturing of those materials at our Boonton facility. However, we are maintaining the cGMP status of the facility and the ability to manufacture peptides at that location. Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 25%. From time to time, we will evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

Cost of Goods Sold

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs such as depreciation and maintenance. Cost of goods sold decreased 40% in 2011 to $1,552,000 from $2,608,000 in 2010. The decrease was due to the 27% decline in Fortical sales, as well as the use of older calcitonin in 2010 (see below). Cost of goods sold increased 20% in 2010 to $2,608,000 from $2,171,000 in 2009. This increase was due to the utilization in 2010 of older calcitonin from inventory which was manufactured by a less efficient production process. The less efficient process produced batches with a lower yield per batch, therefore, cost per gram of calcitonin was higher. This older calcitonin was fully utilized in 2010. Cost of goods sold represented our costs associated with Fortical production. Cost of goods sold as a percentage of product sales was 40%, 50% and 37% for 2011, 2010 and 2009, respectively. Future production related expenses will be dependent upon the level of future Fortical sales, as well as possible peptide production to meet our partners’ needs.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs, pre-clinical and clinical trials, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense.

Research and development expenses increased $2,588,000, or 40%, in 2011 to $9,016,000 from $6,428,000 in 2010. The increase was primarily due to an increase in oral PTH expenditures of $3,342,000 as a result of our Phase 2 clinical trial. This increase was partially offset by a decline in lab salaries of $430,000 as well as a decline in consulting fees of $306,000. Research and development expenses decreased $5,923,000, or 48%, in 2010 to $6,428,000 from $12,351,000 in 2009. This decrease was largely due to a reduction of $3,283,000 in oral calcitonin expenditures following the licensing of our oral calcitonin program to Tarsa in October 2009, as well as a reduction of $2,964,000 in personnel expenditures allocated to research and development due to staff and salary reductions.

Research and development expenses will fluctuate in future years depending on the timing of expenses, including preclinical and clinical trials. Expenditures for the sponsorship of collaborative research programs were $14,000, $354,000 and $712,000 in 2011, 2010 and 2009, respectively, which are included as research and development expenses. The 2009 increase was due to expenses related to our collaboration with Queen Mary, University of London.

General and Administrative Expenses

General and administrative expenses increased $1,202,000, or 16%, to $8,887,000 in 2011 from $7,685,000 in 2010. This was primarily due to an increase of $1,247,000 in executive and administrative compensation, of which $414,000 represents an increase in non-cash stock option compensation. The balance represents additional personnel hires in the executive and administrative departments. General and administrative expenses decreased $1,253,000, or 14%, to $7,685,000 in 2010 from $8,938,000 in 2009. The decrease was due to a reduction of $1,267,000 in professional fees, primarily due to legal expenses in 2009 related to the Apotex litigation, as well as Tarsa licensing activities.

Unallocated Facility Cost

Unallocated facility cost represents underutilization of our Boonton manufacturing facility. These costs primarily consist of salaries, as well as overhead expenses, which increased $240,000 to $3,346,000 in 2011 from $3,106,000 in 2010 and increased $1,394,000 in 2010 as compared to $1,712,000 in 2009. The expenses in 2011 and 2010 primarily relate to our current cessation of calcitonin and enzyme production, as well as our decreased production of Fortical. The expenses in 2009 primarily relate to manufacturing calcitonin, enzyme and Fortical at below normal production capacity.

Inventory Reserve

Inventory reserve charges were $717,000 for 2010. This expense is primarily due to our decision in the first quarter of 2010 not to pursue an additional improvement for our calcitonin manufacturing process. Therefore, calcitonin batches manufactured by this process have been fully reserved. There were no inventory reserve charges in 2011 or 2009.

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

In addition to the potential revenue above, we received cash payments aggregating $20,000. In association with this transaction we divested ourselves of various SDBG patents and patent applications with a total book value of $844,241. We therefore recognized a non-cash loss of $824,241 on the sale of SDBG.

Severance and Other Related Expenses

This expense in 2011 represented a one-time, non-cash charge for stock option compensation for Warren Levy and Ronald Levy, our former executive officers. It is a result of the extension of their period of exercise for certain stock options from three months following termination of their employment in September 2010 to 3½ years following such termination, according to the terms of their employment and settlement agreements.

Severance expense of $1,120,000 in 2010 represented an accrual of salary and health insurance costs associated with the resignations of Warren Levy and Ronald Levy.

Other Income/Expenses

Loss on Change in Fair Value of Embedded Conversion Feature

The Victory Park notes issued in March 2010 are convertible into shares of our common stock and, until June 15, 2010, we did not have sufficient authorized shares to effectuate a full conversion of the notes. Therefore, the conversion feature was treated as a liability based on its fair value. The liability for the conversion feature was marked to the market at March 31, 2010 and at June 15, 2010, the date of our annual meeting of stockholders, when additional shares were authorized. We therefore recognized a non-cash expense of $10,034,000 in the first quarter of 2010, which represented the change in the fair value of the embedded conversion feature of the note from the closing date of March 17, 2010 to the balance sheet date of March 31, 2010 and we recognized a non-cash gain of $1,909,000 which represented the change in the fair value of the conversion feature of the note from March 31, 2010 to June 15, 2010. We therefore showed an overall loss on change in fair value of the embedded conversion feature in the amount of $8,125,000 for the year ended December 31, 2010.

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

Gain on Technology License to Tarsa

In October 2009, we licensed our Phase 3 oral calcitonin program to Tarsa, a private company formed by a syndicate of three venture capital funds. In consideration for our sale to Tarsa of an exclusive license for the oral calcitonin program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa. We valued the common stock at $0.23 per share or a total of $2,119,000 with the assistance of an outside valuation firm. In October 2009, we recognized $4,854,000 in expenses for our oral calcitonin program as well as an additional $573,000 in expenses related to the warrant exchange with Victory Park related to the Tarsa transaction. We therefore recognized a net gain of $5,685,000 on the licensing of our oral calcitonin program to Tarsa during the year ended December 31, 2009.

Interest Expense

Interest expense increased 18% in 2011 to $10,924,000 from $9,292,000 in 2010 and increased 91% in 2010 from $4,862,000 in 2009. These increases were primarily due to the debt restructuring with Victory Park in March 2010. These new notes for an aggregate of $33,000,000 bear interest at the prime rate plus 5%, with a floor of 15%. The prior Victory Park notes bore interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum. During 2011, 2010 and 2009 we recognized $8,607,000, $7,765,000 and $3,356,000, respectively, in cash and non-cash interest expense under the Victory Park notes. In addition, interest expense on the Levy loans increased to $2,302,000 in 2011 from $1,446,000 in 2010 due to the increase in interest rate from 9% to 12% as a result of the Levy loan restructuring in March 2010.

Loss from Investment in China Joint Venture

For the year ended December 31, 2011, this loss includes the sale of our 45% ownership interest in the China joint venture. We recognized a loss of $1,073,000 based upon the near-term first payment of $600,000 and our net investment of $1,673,000. If we eventually receive the contingent second payment in the amount of $450,000, we would recognize a gain at that time.

This loss also includes the basis difference between our investment of the intellectual property in the China Joint Venture and our 45% equity interest in the underlying assets of the China Joint Venture. This basis difference was being recognized over 17 years, the estimated life of the transferred assets. We revised our accounting prospectively to account for the calculation of the basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying net assets of the China Joint Venture. We had originally calculated the amortization of the difference based upon the $4.5 million of intellectual property (licensed patent rights, know-how, etc.) that has been and was agreed to be contributed to the China Joint Venture. However, as of January 1, 2011, we calculated the amortization of the difference based upon the $2.1 million of intellectual property that has been contributed to that date and recorded on the financial statements of the China Joint Venture. The cumulative adjustment in the first quarter of 2011 totaled $317,643. In the first quarter of 2011 we also recognized a revised basis difference of $30,882. Therefore, the net basis difference included in the year ended December 31, 2011 was an expense of $286,761.

Loss from Investment in Tarsa

On April 8, 2011, along with the founding investors of Tarsa, we entered into an agreement to purchase $1,518,000 in convertible promissory notes and warrants from Tarsa to help fund Tarsa’s business operations into the first half of 2012. After recording this investment in Tarsa, we recognized Tarsa’s prior years’ losses up to our $1,518,000 investment, reducing our investment in Tarsa to zero. On July 8, 2011, along with the founding investors of Tarsa, we purchased $1,301,000 in additional convertible promissory notes and warrants from Tarsa to further help fund Tarsa’s business operations. After recording this investment in Tarsa, we recognized Tarsa’s prior years’ losses up to our $1,301,000 investment, again reducing our investment in Tarsa to zero. These two transactions resulted in our recognizing losses from our investment in Tarsa in the aggregate amount of $2,819,000 for the year ended December 31, 2011.

Income Tax Benefit

The income tax benefits of $601,000 in 2011 and $701,000 in 2010 consist of proceeds received for sales of a portion of our state tax net operating loss carry forwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. The purpose of the New Jersey program is to provide financial assistance to high-technology and biotechnology companies in order to facilitate future growth and job creation. The New Jersey tax benefit sale for 2009 was concluded and recognized in February 2010. The income tax benefit of $67,000 in 2009 consists primarily of a partial refund of federal research and development tax credits.

Net Loss

Net loss for 2011 decreased approximately $9,942,000, or 36%, to $17,926,000 from $27,868,000 in 2010. This was primarily due to an increase in revenue of $9,168,000 mainly due to an increase in licensing revenue of $8,950,000. In addition, in 2011, interest expense increased $1,632,000 and losses from our investments in Tarsa and our former China joint venture increased $4,311,000 from 2010. However, in 2010 we recognized a loss on change in fair value of embedded conversion feature of $8,125,000 and debt issuance cost of $2,008,000.

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

Net losses will continue unless we achieve sufficient non-deferred revenue under our USL or Tarsa agreements or sign new revenue generating research, licensing or distribution agreements.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that are both important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 3 of the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles (“GAAP”), with no need for management’s judgment in the application of GAAP.

Revenue Recognition: We recognize revenue from the sale of products and from royalties, licensing agreements, research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services is recognized when services are rendered. Sales revenue generally does not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectability is reasonably assured. In the case of USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure, as well as reasonable assurances of collectability. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL.

We follow the accounting guidance for licensing agreements which typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product and the delivery of product and/or research services to the licensee. Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. For our USL and GSK agreements, the following described our revenue recognition accounting policy. Non-refundable milestone payments that represent the completion of a separate earnings process and a substantive step in the research and development process are recognized as revenue when earned at the lesser of 1) the non-refundable cash received or 2) the proportionate level of effort expended to date during the development stage multiplied by the development stage revenue. This sometimes requires management to judge whether or not a milestone has been met and when it should be recognized in the financial statements. Typically, this would involve discussions between management and our licensing partner. Payments for milestones for which the earnings process is not yet complete (for example, payment received for the commencement of an activity that represents a separate earnings process) or for which we have continuing involvement, are recognized over the estimated performance period of such activity. This is to comply with accounting guidance which provides for revenue to be recognized once delivery has occurred or services have been rendered. On January 1, 2011, we adopted new authoritative guidance on revenue recognition for milestone payments related to arrangements under which we have continuing performance obligations. Milestone payments are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payments are non-refundable; (ii) there was substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (iii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iv) the milestone relates solely to past performance; and (v) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. If our estimated performance period for a milestone is revised, we account for the change prospectively. Upon achievement of any future regulatory and sales milestones, as stipulated under the applicable agreements with our licensing partners, we will evaluate each milestone as of the arrangement date to determine whether the milestones are substantive and could be recognized as revenue in their entirety during the period of achievement. The adoption of this guidance does not materially change our previous method of recognizing milestone payments. All potential future milestones under existing arrangements with licensing partners, as specified below, and any new arrangements with milestones, will be evaluated under the new revenue recognition guidance for milestone payments. Royalties and/or milestones relating to sales of products by our licensees, and the delivery of products and research services, will be recognized as such events occur as they represent the completion of a separate earnings process.

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

Inventory: Production inventories, at our Boonton, New Jersey location, are stated at the lower of cost or market, valued at specifically identified cost which approximates FIFO. Research inventories, at our Fairfield, New Jersey location, are stated at the lower of cost (using the FIFO method) or market. Typically, finished goods and work in process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates involve estimating the lives of our license agreements, which typically are determined by the estimated useful lives of our licensed patents or the estimated length of the collaboration. This would determine the period over which certain revenue would be recognized. Other significant estimates relate to valuation of inventory and intangible assets, both of which involve management estimates of the lives of the assets and the recoverability of costs.  In addition, there are estimates used in calculating the allocation of certain expenses to cost of goods sold and unallocated facility expenses.

Equity Method Investments: We use the equity method of accounting for significant investments where we own at least 20% of the entity’s voting stock.  We account for our investment in Tarsa under the equity method and, prior to the 2011 sale of our 45% equity interest in the China joint venture, we also accounted for that investment under the equity method.  These investments were initially valued at cost, adjusted for our proportionate share of the entities’ profits and losses.  If our share of an entity’s losses reduces our investment to zero, we temporarily discontinue the equity method of accounting for that investment.

Patents and Other Intangibles: Amounts paid for patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies, as well as for our satiety program technology. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, or we decide not to support the applications in certain jurisdictions. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

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

LIQUIDITY AND CAPITAL RESOURCES

We have a number of future payment obligations under various agreements. They are summarized, at December 31, 2011, as follows:

Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Notes payable – Victory Park(1)	$38,018,750	$—	$38,018,750	$—	$—	$—	$—
Interest – Victory Park(1)	12,461,635	—	12,461,635	—	—	—	—
Notes payable-Levys	14,737,518	750,000	13,987,518	—	—	—	—
Interest – Levys	9,743,117	—	9,743,117	—	—	—	—
Operating Leases	1,827,995	428,937	432,021	248,370	235,500	238,583	244,584
Vacation pay/deferred compensation-Levys	362,296	362,296	—	—	—	—	—

Total Contractual Obligations	$77,151,311	$1,541,233	$74,643,041	$248,370	$235,500	$238,583	$244,584
(1) Convertible into common stock

At December 31, 2011, we had cash and cash equivalents of $4,682,000, a decrease of $7,519,000 from December 31, 2010.  We have incurred annual operating losses since our inception and, as a result, at December 31, 2011, had an accumulated deficit of approximately $189,000,000.

As of December 31, 2011, the Company’s total principal debt was approximately $48.8 million.  Under the restated financing agreement with Victory Park (see Note 8), we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters. These default provisions were temporarily waived under a forbearance agreement executed in December 2010, which expired upon the termination of the amended GSK license agreement in December 2011. In the event the Company is not now able to achieve management’s projected cash flow forecasts, it may be in violation of its covenants with Victory Park.   Any such default could result in the Company’s long term debt owed to Victory Park becoming currently due.

Based upon management’s projections, we believe our current cash should be sufficient to support current operations through the end of 2012.   However, our ability to meet these projections will require us to maintain or generate cash proceeds from Fortical sales and royalties, fee-for-service feasibility studies, milestone payments from existing agreements or upfront licensing fees from new agreements or from fund raising activity.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008, and has continued into 2012.  These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The credit crisis may continue for the foreseeable future.  In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our product could differ from our current expectations.

Due to our limited financial resources, any further significant decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license, feasibility or distribution agreements for our products or technologies or loss of patent protection, ability to sell additional shares of our common stock, or ability to not violate our covenants with Victory Park could have a material adverse effect on our cash flow and operations (see Notes 10, 22 and 23).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, at a certain point we would need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our financing agreement with Victory Park (see Note 8) or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our cash requirements over the long term will require the successful commercialization of one or more of our biotechnologies or our licensees’ oral or nasal calcitonin products, our oral PTH product, the obesity program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any of these products other than Fortical will be approved or will be commercially successful. The amount of future revenue we will derive from Fortical is also uncertain.

In December 2011, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand. Under the comprehensive plan, we are continuing Fortical production and maintaining all of our core programs and partnered activities while decreasing cash expenditures. Since we currently maintain an adequate inventory of calcitonin and enzyme to support Fortical, we are continuing to suspend manufacturing of those materials at our Boonton facility. However, we are maintaining the cGMP status of the facility and the ability to manufacture peptides at that location. Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 25%. Our cash requirements in 2012 to operate our research and peptide manufacturing facilities and develop our products are expected to decrease from 2011 due to our December 2011 restructuring.

In addition to a $4,000,000 milestone payment received from GSK, other cash received during 2011 was primarily from Fortical sales and royalties, as well as from development work and fee-for-service feasibility studies, primarily for GSK and Tarsa. In addition, in 2011 we sold stock to DDF.  Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone and other payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from our stockholders and Victory Park, (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties.   In 2011, we divested our equity interest in our former China joint venture as well as our SDBG program, which may result in additional sources of cash in the future.  We cannot be certain that any of these cash sources will continue to be available to us in the future. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues. We believe that in 2012, we will generate cash to apply toward funding our operations through Fortical sales and royalties; from anticipated receipt of licensing fees and revenue generated from fee-for-service feasibility studies; from other corporate development activities; and from our former China joint venture partner.  We expect to generate cash in the long term on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue from future licensed products and technologies and, possibly, from the sale of common stock. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides, including PTH and our obesity peptide, and for our peptide manufacturing technology. In October 2011, we announced our decision to establish a Joint Development Vehicle with Nordic Bioscience (see Note 13).  However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Unigene’s financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

Net Cash Used in Operating Activities: Net cash used in operating activities was $6,766,000 in 2011, which was primarily due to our net loss adjusted for non-cash items of $618,000 and a decrease in our operating assets and liabilities of $11,777,000. Net cash used in operating activities was $1,669,000 in 2010, which was primarily due to our net loss adjusted for non-cash items of $14,302,000 and an increase in our operating assets and liabilities of $11,897,000, primarily from increased accrued interest and deferred revenue. The decrease in our operating assets and liabilities primarily resulted from a reduction in prepaid expenses and accounts receivable. Cash provided by operating activities has not been sufficient to meet our needs.

Net Cash Used in Investing Activities: Net cash used in investing activities was $2,693,000 in 2011, primarily due to our investments in Tarsa. Net cash used in investing activities was $678,000 in 2010, primarily resulting from costs related to our intellectual property.

Net Cash Provided by Financing Activities: Net cash provided by financing activities was $1,920,000 in 2011, resulting from the proceeds we received from the sale of stock to DDF and from stock option exercises. Net cash provided by financing activities was $9,654,000 in 2010 primarily resulting from our issuances of notes payable to Victory Park.

Off-Balance Sheet Arrangements.

None.

Recently Issued Accounting Pronouncements

In December 2011, an update to guidance was issued regarding the offsetting or netting of assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  This amendment is effective as of January 1, 2013.  We do not believe that the adoption of this update will have a significant effect on our financial statements.

In May 2011, an update to guidance was issued clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. This amendment is effective as of January 1, 2012. We do not believe that the adoption of the amended guidance will have a significant effect on our financial statements.

On January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. We did not enter into or materially modify any multiple-element arrangements during the year ended December 31, 2011. Our existing agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

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

Item 7A.             Quantitative and Qualitative Disclosures about Market Risk

On September 30, 2008, we entered into a financing agreement with Victory Park whereby Victory Park purchased $15,000,000 of three-year senior secured non-convertible term notes from us. In May 2009, we issued an additional $5,000,000 in notes to affiliates of Victory Park. In March 2010, we restructured our debt with Victory Park and increased our borrowing to $33,000,000. Under our agreement with Victory Park, accrued and unpaid interest is added to the outstanding principal balance. As a result, $5,018,750 in accrued interest was added to the principal balance which now totals $38,018,750. These convertible notes bear interest at the prime rate plus 5%, subject to a floor of 15% per annum. Therefore, we are exposed to interest rate fluctuations in the near-term and long-term until these notes are converted or repaid in full. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

The information below summarizes our market risks associated with interest bearing debt obligations as of December 31, 2011. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our debt.

Debt Obligations	Carrying Amount	2012	2013	Thereafter
Note payable – Victory Park Variable interest rate: 15% (1)	$38,018,750	$--	$38,018,750	$--
Notes payable – Levys Fixed interest rate: 12%	14,737,518	750,000	13,987,518	--
Total	$52,756,268	$750,000	$52,006,268	$--

(1) Prime rate plus 5%, with a floor of 15%

Item 8.              Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
Page Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Unigene Laboratories, Inc.

We have audited the accompanying balance sheets of Unigene Laboratories, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The 2009 financial statements of Tarsa Therapeutics, Inc. (an equity method investment) have been audited by other auditors whose report has been furnished to us, and our opinion on the 2009 financial statements, insofar as it related to the amounts included for Tarsa Therapeutics, Inc., is based solely on the report of other auditors.  In the financial statements, the Company investment in Tarsa Therapeutics, Inc. is stated at $0 at December 31, 2009 and the Company’s equity in the net loss of Tarsa Therapeutics, Inc. is stated at $2,119,000 for the year ended December 31, 2009.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss of $17,900,000 during the year ended December 31, 2011, and, as of that date, has an accumulated deficit of approximately $189,000,000 and the Company’s total liabilities exceeded total assets by $55,138,000. These conditions, along with others matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
March 15, 2012

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 8, 2010

UNIGENE LABORATORIES, INC.
BALANCE SHEETS
DECEMBER 31, 2011 and 2010

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,681,683	$12,200,800
Accounts receivable	2,854,038	1,553,091
Accounts receivable – Tarsa	8,193	186,263
Inventory, net	1,283,550	1,417,934
Due from former China joint venture partner	600,000	--
Prepaid expenses and other current assets	862,761	699,950

Total Current Assets	10,290,225	16,058,038

Noncurrent inventory	1,946,647	2,881,980
Property, plant and equipment, net	2,977,058	3,190,117
Patents and other intangibles, net	2,020,458	2,670,044
Investment in China joint venture	--	3,175,925
Investment in Tarsa	--	--
Deferred financing costs, net	99,293	181,457
Other assets	341,014	313,382

Total Assets	$17,674,695	$28,470,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,472,925	$974,998
Accrued expenses	2,094,449	2,834,345
Current portion - deferred licensing revenues	1,262,622	2,290,916
Current portion – deferred gain on sale/leaseback	116,760	--
Notes payable – Levys	750,000	--
Due to China joint venture partner	--	1,200,000

Total Current Liabilities	5,696,756	7,300,259

Notes payable – Levys, excluding current portion	13,987,518	14,737,518
Note payable – Victory Park –net of discount of $3,945,124 in 2011 and $7,209,700 in 2010	34,073,626	25,790,300
Accrued interest –Victory Park and Levys, excluding current portion	11,827,982	9,285,359
Accrued expenses, excluding current portion	--	162,296
Deferred licensing revenues, excluding current portion	6,101,287	11,152,037
Deferred gain on sale/leaseback, excluding current portion	632,483	--
Deferred compensation	492,851	471,890

Total Liabilities	72,812,503	68,899,659

Commitments and Contingencies
Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 275,000,000 shares in 2011 and 2010; issued and outstanding: 95,215,599 shares in 2011 and 92,448,947 shares in 2010	952,156	924,756
Additional paid-in capital	132,415,958	129,227,058
Accumulated deficit	(188,505,922)	(170,580,263)
Treasury Stock – at cost (26,650 shares in 2010)	--	(267)

Total Stockholders’ Deficit	(55,137,808)	(40,428,716)

Total Liabilities and Stockholders’ Deficit	$17,674,695	$28,470,943

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Revenue:
Product sales	$3,843,787	$5,246,159	$5,941,254
Royalties	1,603,371	2,974,365	4,991,266
Licensing revenue	10,250,740	1,300,763	1,253,260
Development fees and other revenues	3,517,440	811,992	545,788
Tarsa revenue	1,293,008	1,006,935	60,270

	20,508,346	11,340,214	12,791,838

Operating Expenses:
Cost of goods sold	1,551,624	2,608,083	2,171,231
Research and development	9,015,749	6,428,041	12,350,796
General and administrative	8,887,010	7,685,039	8,937,683
Unallocated facility expenses	3,345,971	3,105,989	1,711,642
Inventory reserve	--	716,989	--
Loss on sale of patents	824,241	--	--
Severance expense - Levys	349,980	1,120,000	--

	23,974,575	21,664,141	25,171,352

Operating Loss	(3,466,229)	(10,323,927)	(12,379,514)

Other income (expense):
Loss on change in fair value of embedded conversion feature	--	(8,125,000)	--
Debt issuance cost	--	(2,007,534)	--
Qualifying therapeutic discovery grant	--	977,917	--
Gain on technology license to Tarsa - net	--	--	5,685,530
Interest and other income	58,535	85,546	133,581
Interest expense	(10,923,967)	(9,291,773)	(4,862,319)
Gain (loss) from investment in former China joint venture	(1,375,925)	115,774	95,378
Loss from investment in Tarsa	(2,819,143)	--	(2,119,450)

Loss before income taxes	(18,526,729)	(28,568,997)	(13,446,794)
Income tax benefit – principally from sale of New Jersey tax benefits in 2011 and 2010	601,070	700,503	67,115

Net loss	$(17,925,659)	$(27,868,494)	$(13,379,679)

Loss per share – basic and diluted:
Net loss per share	$(0.19)	$(0.30)	$(0.15)

Weighted average number of shares outstanding – basic and diluted	93,181,384	91,961,673	90,662,089

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2011, 2010 and 2009

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance January 1, 2009	90,195,520	$901,955	$109,457,677	$(129,332,090)	$--	$(18,972,458)

Issuance of stock to Victory Park in connection with debt issuance and Tarsa transaction	675,000	6,750	930,000	--	--	936,750
Stock issued in lieu of director fees	91,886	919	72,581	--	--	73,500
Recognition of restricted stock compensation expense	--	--	119,700	--	--	119,700
Issuance of restricted stock	60,000	600	(600)	--	--	--
Discount on note payable issued to joint venture partner	--	--	27,978	--	--	27,978
Recognition of stock option compensation expense – employees and directors	--	--	378,212	--	--	378,212
Recognition of stock option compensation expense – consultants	--	--	43,393	--	--	43,393
Cashless warrant exercise	77,811	778	(778)	--	--	--
Exercise of stock options	629,900	6,299	324,644	--	--	330,943
Net loss	--	--	--	(13,379,679)	--	(13,379,679)
Balance December 31, 2009	91,730,117	917,301	111,352,807	(142,711,769)	--	(30,441,661)

Stock issued in lieu of director fees	174,780	1,748	127,252	--	--	129,000
Issuance of restricted stock	372,100	3,721	(3,721)	--	--	--
Exercise of stock options	158,600	1,586	71,762	--	--	73,348
Embedded conversion feature	--	--	16,724,000	--	--	16,724,000
Issuance of common stock to directors	40,000	400	30,400	--	--	30,800
Discount on note payable issued to joint venture partner	--	--	(1,918)	--	--	(1,918)
Forfeiture of restricted stock	--	--	267	--	(267)	--
Recognition of restricted stock compensation	--	--	243,240	--	--	243,240
Recognition of stock option compensation expense – employees and directors	--	--	689,340	--	--	689,340
Recognition of stock option compensation expense - consultants	--	--	(6,371)	--	--	(6,371)
Net loss	--	--	--	(27,868,494)	--	(27,868,494)
Balance, December 31, 2010	92,475,597	924,756	129,227,058	(170,580,263)	(267)	(40,428,716)

Stock issued in lieu of director fees	114,423	1,144	100,856	--	--	102,000
Issuance of restricted stock	40,000	400	(400)	--	--	--
Exercise of stock options	893,850	8,939	411,217	--	267	420,423
Sale of stock to DDF (see Note 13)	1,691,729	16,917	1,483,083	--	--	1,500,000
Adjustment to fair value for 2009 Victory Park warrant exchange	--	--	(283,880)	--	--	(283,880)
Recognition of restricted stock compensation	--	--	68,834	--	--	68,834
Recognition of stock option compensation expense – employees and directors	--	--	1,410,598	--	--	1,410,598
Recognition of stock option compensation expense - consultants	--	--	(1,408)	--	--	(1,408)
Net loss	--	--	--	(17,925,659)	--	(17,925,659)
Balance, December 31, 2011	95,215,599	$952,156	$132,415,958	$(188,505,922)	$-	$(55,137,808)

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,925,659)	$(27,868,494)	$(13,379,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(10,921,803)	(1,326,620)	(1,367,664)
Amortization of deferred credit	(68,110)	--	--
Amortization of debt discounts and deferred financing fees	3,346,749	2,844,736	845,803
Non-cash equity compensation	1,296,144	1,086,009	614,805
Gain on technology license to Tarsa, net	--	--	(5,685,530)
Debt issuance cost	--	2,007,534	--
Loss on change in fair value of embedded conversion feature	--	8,125,000	--
Depreciation, amortization and impairment of long-lived assets	709,588	965,008	732,464
Inventory reserve provision	--	716,989	--
Loss on sale of patents	824,241	--	--
Loss on investment in Tarsa	2,819,143	--	2,119,450
Loss (gain) on investment in China joint venture	1,375,925	(115,774)	(95,378)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	(1,122,877)	481,744	2,413,938
Decrease in prepaid interest	--	--	525,000
Decrease (increase) in inventory	1,069,717	1,905,777	(2,092,971)
(Increase) decrease in other assets	(190,250)	(583,095)	1,716,948
(Decrease) increase in accounts payable and accrued expenses	(404,272)	505,271	503,892
Increase in accrued interest-Victory Park and Levys	7,561,373	5,562,757	1,627,629
Increase in deferred compensation	20,961	34,477	66,267
Increase in deferred revenue	4,842,754	3,990,160	164,252
Net cash used in operating activities	(6,766,376)	(1,668,521)	(11,290,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Tarsa	(2,819,143)	--	--
Proceeds from sale of patents	20,000	--	--
Proceeds from sale/leaseback	1,119,963	--	--
Net proceeds from technology license to Tarsa	--	--	4,139,080
Investment in China joint venture	--	--	(317,354)
Construction of leasehold and building improvements	(5,880)	(2,941)	(76,916)
Purchase of equipment and furniture	(694,600)	(144,478)	(220,055)
Increase in patents and other intangibles	(293,504)	(531,078)	(494,548)
Net cash (used in) provided by investing activities	(2,673,164)	(678,497)	3,030,207

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable – Victory Park, net	--	13,642,473	4,803,402
Expenses related to issuance of note payable – Victory Park	--	(2,007,534)	--
Proceeds from sale of stock, net – DDF	1,500,000	--	--
Repayment of notes payable – Levys	--	(1,000,000)	--
Repayment on note payable – Victory Park	--	(179,679)	(462,794)
Repayment on note payable-China joint venture	--	(875,000)	(100,000)
Proceeds from exercise of stock options	420,423	73,348	330,943
Net cash provided by financing activities	1,920,423	9,653,608	4,571,551

Net (decrease) increase in cash and cash equivalents	(7,519,117)	7,306,590	(3,689,016)
Cash and cash equivalents at beginning of year	$12,200,800	$4,894,210	$8,583,226

Cash and cash equivalents at end of year	$4,681,683	$12,200,800	$4,894,210

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of convertible note in exchange for non-convertible note	$--	$19,357,527	$--
Common stock received for license to Tarsa	$--	$--	$2,119,450
Contribution to joint venture financed through interest-free note payable to joint venture partner	$--	$--	$1,200,000
Common stock issued with debt financing (see Note 8)	$--	$--	$363,750
Common stock issued in exchange for warrant	$--	$--	$573,000
Cash payments:
Cash paid for interest	$--	$803,000	$1,750,000
Cash paid for income taxes	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

1. Description of Business

We are a biopharmaceutical company engaged in the research, production and delivery of small proteins, referred to as peptides, for medical use. We have a patented manufacturing technology for producing many peptides cost-effectively. We also have patented oral and nasal delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream. We have three operating locations: administrative and regulatory offices in Boonton, New Jersey; a laboratory research facility in Fairfield, New Jersey; and a pharmaceutical production facility in Boonton, New Jersey. Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. We have licensed in the U.S. our nasal calcitonin product for the treatment of osteoporosis, which we have trademarked as Fortical, to Upsher-Smith Laboratories, Inc. (USL). Fortical was approved by the FDA in 2005. We have licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis. In 2009, we licensed on a worldwide basis (except for China) our Phase 3 oral calcitonin program to Tarsa Therapeutics, Inc. (Tarsa). We have expanded our product pipeline with a novel peptide for obesity, and we perform fee-for-service feasibility studies for third parties. During the period of 2009 through 2011, most of our revenue was generated from two customers; USL and GlaxoSmithKline (GSK) (see Note 22 to the financial statements).  Our oral PTH license with GSK was terminated in December 2011 after we received notification from GSK of its decision not to proceed with the oral PTH program.  As a result, we regained the exclusive worldwide rights to the oral PTH program and are currently seeking a new licensee for this program.

2. Liquidity

At December 31, 2011, we had cash and cash equivalents of $4,682,000, a decrease of $7,519,000 from December 31, 2010.  We have incurred annual operating losses since our inception and, as a result, at December 31, 2011, had an accumulated deficit of approximately $189,000,000.

As of December 31, 2011, the Company’s total principal debt was approximately $48.8 million.  Under the restated financing agreement with Victory Park Management, LLC (together with its affiliates, Victory Park),  (see Note 8), we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters. These default provisions were temporarily waived under a forbearance agreement executed in December 2010, which expired upon the termination of the amended GSK license agreement in December 2011. In the event the Company is not now able to achieve management’s projected cash flow forecasts, it may be in violation of its covenants with Victory Park.   Any such default could result in the Company’s long term debt owed to Victory Park becoming currently due.

Based upon management’s projections, we believe our current cash should be sufficient to support current operations through the end of 2012.   However, our ability to meet these projections will require us to maintain or generate cash proceeds from Fortical sales and royalties, fee-for-service feasibility studies, milestone payments from existing agreements or upfront licensing fees from new agreements or from fund raising activity.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008, and has continued into 2012.  These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The credit crisis may continue for the foreseeable future.  In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our product could differ from our current expectations.

Due to our limited financial resources, any further significant decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license, feasibility or distribution agreements for our products or technologies or loss of patent protection, ability to sell additional shares of our common stock, or ability to not violate our covenants with Victory Park could have a material adverse effect on our cash flow and operations (see Notes 10, 22 and 23).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, at a certain point we would need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our financing agreement with Victory Park (see Note 8) or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our cash requirements over the long term will require the successful commercialization of one or more of our biotechnologies or our licensees’ oral or nasal calcitonin products, our oral PTH product, the obesity program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any of these products other than Fortical will be approved or will be commercially successful. The amount of future revenue we will derive from Fortical is also uncertain.

In December 2011, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand. Under the comprehensive plan, we are continuing Fortical production and maintaining all of our core programs and partnered activities while decreasing cash expenditures. Since we currently maintain an adequate inventory of calcitonin and enzyme to support Fortical, we are continuing to suspend manufacturing of those materials at our Boonton facility. However, we are maintaining the cGMP status of the facility and the ability to manufacture peptides at that location. Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 25%. Our cash requirements in 2012 to operate our research and peptide manufacturing facilities and develop our products are expected to decrease from 2011 due to our December 2011 restructuring.

In addition to a $4,000,000 milestone payment received from GSK, other cash received during 2011 was primarily from Fortical sales and royalties, as well as from development work and fee-for-service feasibility studies, primarily for GSK and Tarsa. In addition, in 2011 we sold stock to DDF.  Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone and other payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from our stockholders and Victory Park, (5) the sale of our common stock and (6) since 2005, Fortical sales and royalties.   In 2011, we divested our equity interest in our former China joint venture as well as our SDBG program, which may result in additional sources of cash in the future.  We cannot be certain that any of these cash sources will continue to be available to us in the future. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues. We believe that in 2012, we will generate cash to apply toward funding our operations through Fortical sales and royalties; from anticipated receipt of licensing fees and revenue generated from fee-for-service feasibility studies; from other corporate development activities; and from our former China joint venture partner.  We expect to generate cash in the long term on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue from future licensed products and technologies and, possibly, from the sale of common stock. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides, including PTH and our obesity peptide, and for our peptide manufacturing technology. In October 2011, we announced our decision to establish a Joint Development Vehicle with Nordic Bioscience (see Note 13).  However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Unigene’s financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies & Practices

Revenue Recognition: We recognize revenue from the sale of products and from royalties, licensing agreements and research services. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services, such as for Tarsa, is recognized when services are rendered. Sales revenue generally does not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectability is reasonably assured. In the case of USL, we recognize royalty revenue based upon the quarterly USL royalty report. This enables a reliable measure, as well as reasonable assurances of collectability.

We follow the accounting guidance for licensing agreements which typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product and the delivery of product and/or research services to the licensor. Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. For our USL and GSK agreements, the following describes our revenue recognition accounting policy. Non-refundable milestone payments that represent the completion of a separate earnings process and a substantive step in the research and development process are recognized as revenue when earned at the lesser of 1) the non-refundable cash received or 2) the proportionate level of effort expended to date during the development stage multiplied by the development stage revenue. This sometimes requires management to judge whether or not a milestone has been met and when it should be recognized in the financial statements. Typically, this would involve discussions between management and our licensing partner. Payments for milestones for which the earnings process is not yet complete (for example, payment received for the commencement of an activity that represents a separate earnings process) or for which we have continuing involvement, are recognized over the estimated performance period of such activity. This is to comply with accounting guidance, which provides for revenue to be recognized once delivery has occurred or services have been rendered. On January 1, 2011, we adopted new authoritative guidance on revenue recognition for milestone payments related to arrangements under which we have continuing performance obligations. Milestone payments are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payments are non-refundable; (ii) there was substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (iii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iv) the milestone relates solely to past performance; and (v) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. If our estimated performance period for a milestone is revised, we account for the change prospectively. Upon achievement of any future regulatory and sales milestones, as stipulated under the applicable agreements with our licensing partners, we will evaluate each milestone as of the arrangement date to determine whether the milestones are substantive and could be recognized as revenue in their entirety during the period of achievement. The adoption of this guidance does not materially change our previous method of recognizing milestone payments. All potential future milestones under existing arrangements with licensing partners, as specified below, and any new arrangements with milestones, will be evaluated under the new revenue recognition guidance for milestone payments. Management must determine if a milestone payment is substantive, i.e., whether or not it is reasonable relative to all of the deliverables and payment terms in the agreement; commensurate with our level of effort; and commensurate with the enhanced value of the deliverables. Royalties and/or milestones relating to sales of products by our licensees, and the delivery of products and research services, will be recognized as such events occur as they represent the completion of a separate earnings process. In addition, accounting guidance requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. On January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. Our existing agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

Accounting for Stock Options - For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with accounting guidance. We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Stock options and warrants issued to consultants are accounted for in accordance with accounting guidance at their fair value on the measurement date using the Black-Scholes option pricing model. The measurement of share-based compensation is subject to periodic adjustment as the underlying awards vest. Compensation expense is calculated each quarter for scientific consultants using the Black-Scholes option pricing model until the option is fully vested and is included in research and development expenses.

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

Equity Method Investments - We use the equity method of accounting for significant investments where we own at least 20% of the entity’s voting stock.  We account for our investment in Tarsa under the equity method and, prior to the 2011 sale of our 45% equity interest in the China joint venture, we also accounted for that investment under the equity method.  These investments were initially valued at cost, adjusted for our proportionate share of the entities’ profits and losses.  If our share of an entity’s losses reduces our investment to zero, we temporarily discontinue the equity method of accounting for that investment.  For Tarsa, in 2009, we recognized approximately 26% of the entity’s profits or losses. Our share of Tarsa’s 2009 loss that we recognized was $2,119,000, the amount of our investment in Tarsa, as a result of our valuation of Tarsa’s common stock with the assistance of an outside appraiser. Our share of Tarsa’s loss would have been $3,795,000 so that the unrecognized loss of $1,676,000, as well as Tarsa’s losses from 2010 and 2011,  are to be carried over to future periods. Since we have no future funding obligations, we discontinued the equity method of accounting for our investment in Tarsa. In 2011, we invested $2,819,000 in Tarsa and, recognizing prior losses, wrote down our investment to zero.  For our former China joint venture, our share of its losses for 2011, 2010 and 2009 were $16,000, $149,000 and $169,000, respectively.

Patents and Other Intangibles - Costs incurred that are directly related to patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies, as well as for our satiety program technology. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

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

Deferred Financing Costs – Amounts paid related to debt financing activities are capitalized and amortized as interest expense over the term of the loan. Our expenses incurred related to the Victory Park financing are being amortized over the three-year term of the notes to interest expense on a straight-line basis which approximates the effective interest rate method.

Cash Equivalents - We consider all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents, which currently consist of money market and checking accounts.

Accounts Receivable - During 2011 and 2010, most of our accounts receivable involved transactions with established pharmaceutical companies, GSK and USL. The terms of payments and collections in these transactions are governed by contractual agreements. Our policy is that an allowance for doubtful accounts is established for estimated losses resulting from the inability of our customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances in excess of 90 days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will write-off the account receivables. At both December 31, 2011 and 2010, no allowances were recorded based upon our analysis that all receivables were deemed collectible.

Property, Plant and Equipment - Property, plant and equipment are carried at cost, net of accumulated depreciation. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is computed using the straight-line method. Depreciation of equipment under capital leases and leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

Fair Value of Financial Instruments - The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. Given our financial condition described in Note 2, it is not practicable to estimate the fair value of our notes payable at December 31, 2011 and 2010. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable, deferred compensation assets and accounts payable approximate fair value due to their short-term nature.

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

Sales Concentrations – Our revenue for the last three years has almost entirely been from product sales, royalties and licensing revenue under our agreements with GSK, USL, Novartis and Tarsa.

Revenue from Licensees:

	2011	2010	2009
GSK	57%	2%	1%
USL	27%	73%	87%
Novartis	6%	12%	9%
Tarsa	6%	9%	--
Other	4%	4%	3%

In December 2011, we terminated our amended and restated exclusive worldwide license agreement and related development services and clinical supply agreement with GSK. The termination of these agreements followed notification by GSK of its decision not to proceed based on its internal evaluation criteria. Therefore, there will be no future revenue from GSK due to the termination of our license agreement in December 2011.

Concentrations of Credit Risk – Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our holdings in cash in excess of federally insured amounts and in cash equivalents with high credit-quality financial institutions in order to minimize credit exposure. We have concentrations of credit risk with respect to accounts receivable, as most of our accounts receivable are concentrated among a very small number of customers. As of December 31, 2011 and December 31, 2010, USL accounted for approximately 39% and 84%, respectively, of our total accounts receivable. As of December 31, 2011 and 2010, GSK accounted for approximately 48% and 0%, respectively, of our accounts receivable. We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable.

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

Net Loss Per Share - We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 2011, 2010 and 2009 because inclusion of our convertible notes, restricted stock, stock options and warrants (approximately 52,303,000, 7,374,000, and 7,025,000 shares of common stock, if vested or exercised, at December 31, 2011, 2010 and 2009, respectively) would be antidilutive. The year ended December 31, 2011 also includes approximately 43,170,000 shares of common stock that would be issued if Victory Park were to convert all of their outstanding convertible notes, plus accrued interest, as of March 17, 2011, the first day that their notes became convertible.

At December 31, 2011 and 2010, there were warrants outstanding to purchase an aggregate of 60,000 shares of common stock at exercise prices ranging from $2.00 to $2.20 per share, with expiration dates ranging from 2012 to 2015.

Reconciliation between the number of issued shares shown on the balance sheet and the number of shares used to determine EPS at December 31, 2011 and 2010:

	2011	2010
Issued shares per balance sheet	95,215,599	92,475,597
Unvested restricted stock	(40,000)	(164,000)
Treasury Stock	--	(26,650)
Shares used in determining EPS	95,175,599	92,284,947

New Accounting Pronouncements

In December 2011, an update to guidance was issued regarding the offsetting or netting of assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS).  This amendment is effective as of January 1, 2013.  We do not believe that the adoption of this update will have a significant effect on our financial statements.

In May 2011, an update to guidance was issued clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. This amendment is effective as of January 1, 2012. We do not believe that the adoption of the amended guidance will have a significant effect on our financial statements.

On January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. We did not enter into or materially modify any multiple-element arrangements during the year ended December 31, 2011. Our existing agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

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

4. Notes Payable - Levys

To satisfy our short-term liquidity needs, Jay Levy, Jean Levy, Warren Levy and Ronald Levy (the “Levys”) from time to time (prior to 2003) made loans to us. Jay Levy, our former director, Chairman of the Board, Treasurer and Assistant Secretary, and Jean Levy are/were the parents of Warren Levy and Ronald Levy, our former executive officers and directors. At May 10, 2007, the outstanding principal and interest on these loans were $7,095,000 and $8,642,518, respectively, with interest rates ranging from 8.5% to 14.2%. The total owed at May 10, 2007 aggregated $15,737,518, of which approximately $8,900,000 in principal and interest were in default, and was restructured in 2007 as eight-year term notes, with a fixed simple interest rate of 9% per annum. No gain or loss was recognized on the restructuring transaction. Required quarterly payments of principal and interest under these new notes were to begin in May 2010 and continue over a five-year period.

In March 2010, in conjunction with the Victory Park refinancing, the Levy loans were amended and restated to modify their terms. The amended notes, which continue to be secured by a secondary lien on certain of our equipment and certain of our United States patents and patent applications, bore interest at a rate of 9% per annum (non-compounding) from May 10, 2007 to March 17, 2010 and 12% per annum (non-compounding)thereafter.  Subject to the conditions set forth in our financing agreement with Victory Park, we were obligated to make the following payments as set forth in, and pursuant to, the amended notes: an aggregate principal payment of $1,000,000 on May 10, 2010, which has been paid; an aggregate principal payment of $500,000 on November 10, 2010 (unpaid but adjusted as described below); an aggregate principal payment of $250,000 on May 10, 2011 (unpaid but adjusted as described below); and payment of all unpaid principal and accrued and unpaid interest on June 18, 2013. These loans remain subordinated to the Victory Park notes. These loans are collateralized by secondary security interests in our equipment and certain of our patents.

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

(3)	On October 11, 2012 and November 13, 2012, we will pay an aggregate of $162,296: $85,241 to Dr. Warren Levy and $77,055 to Dr. Ronald Levy, in full satisfaction of their respective vacation pay; and

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

Furthermore, we agreed that if we receive net cash proceeds (the “Proceeds”) totaling at least $10 million from a single transaction or transactions, subject to certain exceptions and qualifications described in the Settlement Agreement, before all of the payments due pursuant to the Settlement Agreement are paid in full, we will pay certain specified remaining payments due under the Settlement Agreement in full within five business days of receipt of the Proceeds.

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

Total interest expense on all Levy loans was approximately $2,302,000, $1,446,000 and $1,403,000 respectively, for 2011, 2010 and 2009, respectively. As of December 31, 2011, total accrued interest on all Levy loans was $7,234,165 and the outstanding loans to the Levy Parties from us totaled $14,737,518, for an aggregate owed to them of $21,971,683.

Outstanding Levy loans consisted of the following at December 31, 2011 and December 31, 2010:

	2011	2010
Long-term loans, current portion	$750,000	$--
Long-term loans, net of current portion	13,988,000	14,738,000
	14,738,000	14,738,000
Accrued interest, short-term	--	--
Accrued interest, long-term	7,234,000	4,932,000
Total loans and interest	$21,972,000	$19,670,000

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010	Estimated Useful Lives
Building and improvements	$--	$1,497,425	25 years
Leasehold improvements	10,470,946	10,470,946	Lesser of lease term or useful life
Manufacturing equipment	6,386,070	5,759,643	10 years
Laboratory equipment	3,618,143	3,603,600	5 years
Other equipment	48,618	724,580	10 years
Office equipment and furniture	1,417,906	1,395,019	5 years
Equipment formerly under capital leases	1,093,424	1,093,424	Lesser of lease term or useful life
	23,035,107	24,544,637
Less accumulated depreciation and amortization	(20,058,049)	(21,475,687)
	2,977,058	3,068,950

Land	--	121,167

Property, plant and equipment, net	$2,977,058	$3,190,117

Depreciation and amortization expense on property, plant and equipment was approximately $611,000, $637,000, and $641,000 in 2011, 2010, and 2009, respectively. Our fully depreciated assets included above at December 31, 2011 and December 31, 2010, respectively, were approximately $17,000,000 and $19,000,000.

6. Patents and Other Intangible Assets

Details patents and other of intangible assets are summarized as follows:

	December 31, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Patents	$1,180,000	$377,000	$803,000	$1,440,000	$571,000	$869,000
Deferred Patents	1,202,000	--	1,202,000	1,784,000	--	1,784,000
Trademarks	144,000	144,000	--	144,000	142,000	2,000
Deferred Trademarks	15,000	--	15,000	15,000	--	15,000

	$2,541,000	$521,000	$2,020,000	$3,383,000	$713,000	$2,670,000

Trademarks and patents are all intangible assets with definite useful lives and therefore continue to be amortized in accordance with accounting guidance. Amortization expense amounted to $99,000, $104,000, and $92,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted-average remaining amortization period for trademarks for 2011 and 2010 was approximately 0 years and two years, respectively. The weighted-average amortization period remaining for patents for 2011 and 2010 was approximately 10 years and 11 years, respectively. Future amortization expense on our amortizable intangible assets over the next five years is estimated as follows:

2012	$85,000
2013	85,000
2014	85,000
2015	84,000
2016	82,000
$421,000

During 2010 and 2009, we wrote off certain foreign patents in countries that had limited commercial potential and/or wrote off certain foreign and domestic patent applications for technologies that were no longer being pursued or had limited commercial potential in their respective countries. Charges in 2011, 2010, and 2009 to general and administrative expense to write off certain abandoned intangible assets were $0, $225,000, and $3,000, respectively, representing their carrying value. As of December 31, 2011, fourteen of our patents had issued in the U.S. and fifty-two had issued in various foreign countries. Various other domestic and foreign applications are pending.

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

8. Notes Payable – Victory Park

On September 30, 2008, we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note. Richard Levy (no relation to the Levys), our Chairman of the Board, is the Managing Principal and Founder of Victory Park. We received net proceeds of $14,372,000 after fees and closing expenses paid as of September 30, 2008. On May 22, 2009, we drew down the remaining $5,000,000 available under this agreement. These term notes were purchased by Victory Park at a 3% discount to the face amount and we received net proceeds of $4,803,000 after fees and closing expenses. Pursuant to the financing agreement, we issued an aggregate of 1,500,000 shares of Common Stock to Victory Park. Subsequently, pursuant to a Warrant Exchange Agreement, dated as of October 19, 2009, with Victory Park, we issued 300,000 shares of Common Stock to Victory Park in exchange for Victory Park’s surrender of a warrant to purchase 1,000,000 shares of Common Stock.

During January 2009 and February 2010, respectively, we repaid approximately $463,000 and $180,000 in principal in accordance with mandatory prepayment terms. There were no such payments in 2011.

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

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes in exchange for the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and additional net proceeds of approximately $13,642,000 (before debt issuance costs). These convertible notes were purchased at a 2% discount to the face amount. Total fees and expenses at closing were approximately $2,007,000 and were expensed as incurred and reported on our Statement of Operations as debt issuance costs because the financing was considered a troubled debt restructuring due to our financial condition. We therefore received net cash proceeds of approximately $11,635,000. The balance of deferred financing costs ($99,000 at December 31, 2011) and note discount ($3,945,000 at December 31, 2011) from the 2008, 2009 and 2010 Victory Park financings are being amortized over the three-year term of the new convertible notes to interest expense on a straight-line basis which approximates the effective interest rate method. In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing. The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes. After the first anniversary of the first closing, under certain circumstances, we have the right to prepay up to $10,642,472 (this was reduced from $13,642,472 in conjunction with the forbearance agreement described below) of the convertible notes at a price equal to 110% of the convertible notes being repaid plus accrued and unpaid interest, subject to customary conditions. The convertible notes are secured by a first priority lien on all of our current and future assets. The convertible notes will accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be capitalized and added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date. As a result, in 2011, $5,018,750 in accrued interest was reclassified from long-term accrued interest to long-term notes payable.

For 2011, 2010 and 2009, we recognized approximately $8,607,000, $7,765,000 and $3,356,000, respectively, in cash and non-cash interest expense on these notes.

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

As the Victory Park notes are convertible into shares of our common stock and prior to June 15, 2010 we did not have sufficient authorized shares to effectuate a full conversion of the notes, the conversion feature was being treated as a liability for part of 2010. As such, we established a liability for the conversion feature based on its fair value. The liability for the conversion feature was marked to the market at the end of each quarter until such time as additional shares were authorized. We therefore recognized a non-cash expense of $10,034,000 in the first quarter of 2010 which represented the change in the fair value of the conversion feature of the notes from the closing date of March 16, 2010 to the balance sheet date of March 31, 2010. In the second quarter of 2010, we recognized a non-cash gain of $1,909,000 due to the change in the fair value of the conversion feature of the note from March 31, 2010 to June 15, 2010, the date of stockholder approval of the amendment to increase the number of authorized shares. In addition, at March 31, 2010, we had a liability on our balance sheet for the embedded conversion feature in the amount of $18,633,000, which was the value of the embedded conversion feature as of March 31, 2010. After reducing this liability by the $1,909,000 gain as described above, the balance of $16,724,000 was reclassified to additional paid-in capital since the embedded conversion feature no longer met the bifurcation criteria.

Pursuant to the amended and restated registration rights agreement executed in connection with the March 2010 financing, we filed a registration statement with the SEC registering the resale of the shares currently or to be held by Victory Park including the conversion shares, which registration statement was declared effective on July 13, 2010 and as amended on April 21, 2011. We agreed to keep the registration statement effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144 and (ii) the date on which all of the registrable securities covered by such registration statement have been sold. If on any day after the effective date of the registration statement, sales of all of the registrable securities cannot be made (other than during an allowable grace period) pursuant to the registration statement (including because of a suspension or delisting of the common stock on its principal market or a failure to register a sufficient number of shares of common stock), then as partial relief for the damages to any holder of registrable securities we shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of the aggregate value of such holder’s registrable securities required to be included in such registration statement on the initial date of such failure and on every 30th day thereafter (pro-rated for periods totaling less than 30 days) until such failure is cured These damages do not have a maximum limitation.

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

Under the restated financing agreement, we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters. These default provisions were temporarily waived under a forbearance agreement executed in December 2010. The forbearance period began December 10, 2010 and terminated upon the termination of the amended GSK license agreement in December 2011. The restated financing agreement specifies certain events of default including, without limitation: failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the restated financing agreement); a change in control (as defined in the restated financing agreement); lack of timely filing or effectiveness of a required registration statement; and any material decline or depreciation in the value or market price of the collateral. We are subject to certain cash damages, as set forth in the convertible notes, in the case of a failure to timely convert the notes, and a failure to timely convert is also an event of default, subject to additional remedies. Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply. As of December 31, 2011, we were in compliance with all of these covenants.  In the event the Company is not now able to achieve management’s projected cash flow forecasts, it may be in violation of its covenants with Victory Park.

9. Debt

We have short-term and long-term debt outstanding to Victory Park and the Levys.

Aggregate maturities of all outstanding debt at December 31, 2011 were as follows:

2012	750,000
2013	52,006,268
Thereafter	--
52,756,268
Discount – Victory Park (see Note 8)	(3,945,124)

$48,811,144

Presentation on Balance Sheet:

	December 31, 2011	December 31, 2010
Notes payable – Levys: long-term (see Note 4)	$13,987,518	$14,737,518
Notes payable – Levys: short-term (see Note 4)	750,000	--
Notes payable – Victory Park –net of discount of $3,945,124 in 2011 and $7,209,700 in (see Note 8)	34,073,626	25,790,300
Note payable-China Joint Venture Partner (see Note 7)	--	1,200,000
	$48,811,144	$41,727,818

10. Tarsa

In October 2009, we licensed our Phase 3 oral calcitonin program (“the Program”) to Tarsa Therapeutics, Inc. (“Tarsa”), a private company formed by a syndicate of three venture capital funds specializing in the life sciences: MVM Life Science Partners, Quaker BioVentures and Novo A/S. Simultaneously, Tarsa announced the closing of a $24 million Series A financing from the investor syndicate.

In consideration for our sale to Tarsa of an exclusive license for the Program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa, which initially represented a 26% ownership on a non-diluted basis (see below). The cash consideration was derived based upon the expenses we had incurred for the Program. We valued the common stock at $0.23 per share or a total of $2,119,000 with the assistance of an outside valuation firm, and we accounted for this as an equity method investment as of December 31, 2009. These shares are pledged as security under the Victory Park loans.

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

As an equity method investment, we are required to recognize our proportionate share of Tarsa’s earnings and losses.  Our 2009 operations include a loss of $2,119,000, which represented our proportionate share of Tarsa’s loss for the year ended December 31, 2009 of $3,795,000, which exceeded the amount of our investment in Tarsa. The loss reduced our investment in Tarsa to zero.

We recognized approximately $1,293,000 and $1,007,000 of revenue, for development, testing and other services performed for Tarsa under statements of work in 2011 and 2010, respectively.

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

We also announced in April 2011 that Tarsa had selected us to conduct the stability testing for its oral calcitonin and has agreed to pay us $1.04 million for these services.  The stability testing results will be included in Tarsa’s NDA to be filed with the FDA in the second half of 2012.

On April 8, 2011, along with the founding investors of Tarsa, we entered into an agreement to purchase $1,518,000 in convertible promissory notes and warrants (the “Purchase Agreement”) from Tarsa to help fund Tarsa’s business operations into the first half of 2012.  After recording this investment in Tarsa, we recognized our proportionate share of Tarsa’s accumulated losses which exceeded the book value of our investment and, as a result, reduced the book value of our investment in Tarsa to zero.  This investment maintained our fully-diluted ownership of Tarsa at approximately 20% (subject to liquidating preferences), taking into account a prior financing in 2010 (in which we did not participate) as well as outstanding stock options.  In addition, pursuant to the Purchase Agreement, Tarsa’s three founding investors may elect to purchase additional convertible promissory notes and warrants from Tarsa in one or more closings to occur between the April 8, 2011 closing date and December 2011 (the “Subsequent Closings”).  If we do not purchase our pro rata portion of such additional securities in those Subsequent Closings, our outstanding principal and accrued interest under the notes previously purchased will mandatorily, automatically convert into shares of Tarsa common stock at the then current conversion price for the Series A Preferred Stock set forth in Tarsa’s certificate of incorporation, as amended from time to time.  Therefore, on July 8, 2011, we entered into another Purchase Agreement and we invested an additional $1,301,000 in Tarsa convertible promissory notes and warrants.  After recording this investment in Tarsa, we recognized our proportionate share of Tarsa’s accumulated losses and reduced our investment in Tarsa to zero.  As of December 31, 2011, we owned an approximate 20% interest in Tarsa (on a fully-diluted basis), subject to liquidating preferences and future dilution.  In January 2012, we purchased additional convertible promissory notes with an aggregate original principal amount of $650,571 and additional warrants to purchase up to an aggregate of 67,435 shares of Series A Preferred Stock.  In March 2012, our fully-diluted ownership in Tarsa was reduced to approximately 16%, see Note 28.

11. Sale/Leaseback

On May 24, 2011 (the Closing Date), we sold our real property located at 110 Little Falls Road, Fairfield, New Jersey, with the buildings and improvements thereon, and any furniture, machinery, equipment and other personal property (other than property used in the conduct of our laboratory business) that we owned and used to operate, repair and maintain the property (the “Property”), to RCP Birch Road, L.L.C. (the Purchaser). This sale was affected pursuant to an Agreement for Sale of Real Estate, dated as of January 31, 2011, by and between us and the Purchaser. In connection with the transfer of title of the Property, on the Closing Date, we received an aggregate purchase price of $1,200,000 from the Purchaser. In connection with the transfer of title of the Property, pursuant to the Settlement Agreement, Victory Park and the Levy Parties, respectively, released their primary and secondary mortgages and related liens on the Property (see Notes 4 and 8).

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

After expenses of $80,000, we received net proceeds of $1,120,000. Our basis in the land, building and improvements was $303,000. Therefore, we will recognize a gain on this transaction in the amount of $817,000. This gain is being recognized ratably over seven years, the length of the lease term. For the period ended December 31, 2011, we recognized a gain in the amount of $68,000 which is included in the Statement of Operations as a reduction in rent expense.

12. Site-directed Bone Growth

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

In addition to the potential revenue above, we received cash payments aggregating $20,000. In association with this transaction we sold various SDBG patents and patent applications with a total book value of $844,241. We therefore recognized a loss of $824,241 on the sale of SDBG.

13. Nordic Bioscience

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

On October 5, 2011, we entered into a Common Stock Purchase and Option Agreement pursuant to which Dr. Claus Christiansen, Chairman of Nordic Bioscience, purchased 1,691,729 shares of our common stock for an aggregate purchase of $1.5 million, at a purchase price equivalent to the average share price over the previous 30 days, through his Danish foundation, DDF, with an option to purchase an additional $1.5 million worth of our common stock on or before March 15, 2012. DDF also has an option to make an additional equity investment of up to $3.0 million in our common stock on or before June 30, 2012.  These options are priced at the average of our closing bid price for 30 consecutive trading days.

14. Inventory

Inventories consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Current Inventory
Finished goods – net of allowances of $1,151,000 and $1,214,000 respectively	$873,341	$896,471
Raw materials – net of allowances of $38,000 and $63,000, respectively	410,209	521,462

Total	$1,283,550	$1,417,933

Noncurrent Inventory
Raw Materials	$1,373,545	$1,439,460
Finished Goods	573,102	1,442,520

Total	$1,946,647	$2,881,980

Typically, finished goods inventory is fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and raw materials were $1,189,000 at December 31, 2011, a decrease of $88,000 from December 31, 2010. Based upon expected future orders, $573,000 of our finished goods inventory and $1,373,000 of our raw material inventory were classified as a noncurrent asset at December 31, 2011. Noncurrent inventory decreased in 2011 due to the cessation of production of calcitonin and enzyme and the utilization of previously manufactured calcitonin. We expect this inventory to be fully recoverable, therefore no reserve was established.

15. Accrued Expenses

Accrued expenses consisted of the following at December 31, 2011 and 2010:

	2011	2010
Current Accrued Expenses
Severance payments	$248,470	$911,000
Vacation, payroll taxes and other payroll-related expenses	545,051	734,970
Consultants, clinical trials	903,879	938,642
Professional fees and other	397,049	249,733

Total	$2,094,449	$2,834,345

Noncurrent Accrued Expenses
Vacation Pay	$--	$162,296

16. Obligations under Operating Leases

We are obligated under a net-lease for our manufacturing facility located in Boonton, New Jersey that expires in 2014. We also lease office space in a second location in Boonton, New Jersey that expires in 2017. We have 10-year renewal options on both Boonton locations, as well as options to purchase these facilities. We are leasing our research facility in Fairfield, New Jersey under a sale/leaseback agreement. The lease is for seven years with a 5-year renewal option. Total future minimum rentals under these non-cancelable operating leases are as follows:

2012	$428,937
2013	432,021
2014	248,370
2015	235,500
2016	238,583
2017 and thereafter	244,584

$1,827,995

Total rent expense was approximately $304,000 for 2011 and $290,000 for each of 2010 and 2009. The rent on our Boonton, NJ office space increases by $1,000 per year and the rent on our Fairfield, New Jersey facility increases by $5,000 per year in years two and five of the lease.

17. Warrants

As of December 31, 2011, there were 60,000 warrants outstanding, all but 20,000 of which are currently exercisable, to purchase an aggregate of 60,000 shares of Common Stock at exercise prices ranging from $2.00 to $2.20 per share. The following summarizes warrant activity for the past three years:

	Warrants	Warrants Exercisable at End of Year	Weighted Average Exercise Price
Outstanding January 1, 2009	2,121,571	2,101,571	$2.95
Granted	--		--
Cancelled – Victory Park stock swap	(1,000,000)		4.25
Exercised – Fusion Capital	(1,061,571)		1.77
Outstanding December 31, 2009	60,000	40,000	$2.13

Granted	--
Cancelled	--
Exercised	--
Outstanding December 31, 2010	60,000	40,000	$2.13

Granted	--		--
Cancelled	--		--
Exercised	--		--
Outstanding December 31, 2011	60,000	40,000	$2.13

A summary of warrants outstanding as of December 31, 2011 follows:

	Warrants Outstanding
Exercise Price	Number Outstanding	Weighted Ave. Remaining Life (years)	Weighted Ave. Exercise Price

$2.00	20,000	3.4	$2.00
$2.20	40,000	0.9	2.20
	60,000		$2.13

18. Rights Plan

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

19. Stock Option Plans

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

At our June 2006 Annual Meeting, the stockholders approved the adoption of the 2006 Stock Based Incentive Compensation Plan (as amended, the “2006 Plan”). All employees and directors, as well as certain consultants, are eligible to receive grants under the 2006 Plan. Allowable grants under the 2006 Plan include stock options, phantom stock, stock appreciation rights, restricted stock and deferred stock. Options granted under the 2006 Plan have a ten-year term and an exercise price equal to the market price of the common stock on the date of the grant. The 2006 Plan replaced our older stock option plans and, initially, had 3,426,000 shares authorized for issuance. At December 31, 2011, we had reserved approximately 3,065,000 shares for future grants under the 2006 Plan.

Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model, until the option is fully vested. Based upon options issued to consultants, we recognized a compensation benefit of $1,400 in 2011, a compensation benefit of $6,000 in 2010, and compensation expense of $43,000 in 2009. These amounts are included in general and administrative and research and development expenses.

For 2011, we recognized share-based compensation cost of approximately $1,411,000, which consisted of $1,333,000 in general, and administrative expenses, and $78,000 in research and development expenses. For 2010 we recognized share-based compensation cost of approximately $689,000, which consisted of $601,000 in general, and administrative expenses and $88,000 in research and development expenses. For 2009, we recognized share-based compensation costs of $378,000, which consisted of $270,000 in general, and administrative expense and $108,000 in research and development expenses. We did not capitalize any share-based compensation cost.

As of December 31, 2011, there was $1,136,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1 year.

For 2011, 2010 and 2009, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. We have no present intention of declaring any dividends. We based expected volatility on historical volatility. Option forfeiture rates are based on our historical forfeiture rates. We estimated the expected term of stock options using historical exercise experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates for employee and director stock options:

	2011	2010	2009
Expected volatility	60%	59%	52%
Expected dividends	0	0	0
Expected term (in years)	7.0	6.0	6.0
Risk-free rate	1.8%	1.9%	1.9%
Forfeiture rate - employees	25%	20%	20%
Forfeiture rate – officers and directors	0%	0%	0%

The total fair value of shares vested during 2011, 2010 and 2009 was approximately $758,000, $385,000 and $378,000, respectively. The weighted average grant-date fair value of the 1,774,417 options that vested during 2011 was $.43 per share. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during 2011, 2010 and 2009 was $479,000, $42,000 and $498,000, respectively. The aggregate intrinsic value for all fully vested shares at December 31, 2011 was $58,000.

The weighted average grant-date fair value per share of non-vested options as of December 31, 2011 and 2010 was $.43 and $.41, respectively. Total non-vested options as of December 31, 2011 and 2010 were 3,805,084 and 5,548,251, respectively. Of the total non-vested options at December 31, 2011, approximately 3,755,000 are expected to vest.

Cash received from option exercises under all share-based payment arrangements for 2011, 2010 and 2009 was approximately $420,000, $73,000, and $331,000, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for 2011, 2010 and 2009. During 2011, stock options were modified for certain former officers and directors, extending their exercise period. Total incremental expense associated with the modifications was $391,000, of which $350,000 represented options held by the Levys. During 2010, certain options were modified for former officers and/or directors whereby the period of time to exercise was extended from 3 months to 12 months. Total incremental expense associated with these modifications was $67,000 of which $48,000 represented options held by Jay Levy.

The following summarizes activity for options granted to directors, employees and consultants:

	Options	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Outstanding January 1, 2009	4,864,315	$1.37	3,475,285	$1.34

Granted	731,000	0.63			$0.31
Forfeited	(116,500)	1.50
Exercised	(629,900)	0.53
Expired	(66,000)	0.81
Outstanding December 31, 2009	4,782,915	$1.37	3,281,915	$1.53

Granted	4,747,000	$0.70			$0.38
Forfeited	(98,000)	1.85			$1.29
Exercised	(158,600)	0.46
Expired	(65,115)	2.00
Outstanding December 31, 2010	9,208,200	$1.03	3,659,949	$1.48

Granted	875,000	$0.90			$0.50
Forfeited	(1,124,750)	0.99			$0.61
Exercised	(920,500)	0.46
Expired	(10,000)	0.40
Outstanding December 31, 2011	8,027,950	$1.09	4,222,866	$1.37

A summary of options outstanding and exercisable as of December 31, 2011, follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28-0.49	248,200	1.27	$0.31	248,200	$0.31
$0.50-0.99	5,085,000	6.51	0.68	1,832,166	0.66
$1.00-1.99	1,680,750	6.76	1.40	1,128,500	1.47
$2.00-2.99	679,000	4.14	2.25	679,000	2.25
$3.00-3.99	35,000	4.13	3.61	35,000	3.61
$4.00-4.36	300,000	4.30	4.02	300,000	4.02
	8,027,950	6.11	$1.09	4,222,866	$1.37

Restricted Stock Awards

During 2009, 2010 and 2011, we granted restricted stock awards to certain officers and other employees, as well as directors, which vest six months to one year from their grant date. We recognized $69,000 of compensation expense during the year ended December 31, 2011 related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At December 31, 2011, we had $8,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized in 2012.

The following table summarizes restricted stock activity:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at January 1, 2009	178,961	$1.28

Shares granted	60,000	$0.80
Shares vested	(188,961)	0.74
Shares forfeited	--	--
Non-vested balance at December 31, 2009	50,000	$0.80

Shares granted	372,100	$0.70
Shares vested	(231,450)	0.72
Shares forfeited	(26,650)	0.70
Non-vested Balance at December 31, 2010	164,000	$0.70

Shares granted	40,000	$1.24
Shares vested	(164,000)	0.70
Shares forfeited	--	--
Non-vested Balance at December 31, 2011	40,000	$1.24

20. Income Taxes

As of December 31, 2011, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $106,000,000, expiring from 2012 through 2031, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. Approximately $3,475,000 of these net operating losses is related to deductions resulting from exercises of employee stock options. The tax benefit related to these stock options would be credited to additional paid-in capital when realized. In addition, as of December 31, 2011, we had federal research and development credits in the approximate amount of $3,500,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2012 through 2031.  We have capital losses of approximately $5,000,000 that were generated during 2011 that will expire if unused by 2016.

We have New Jersey operating loss carryforwards in the approximate amount of $53,000,000, expiring from 2013 through 2017, which are available to reduce future earnings, which would otherwise be subject to state income tax. As of December 31, 2011, approximately $4,000,000 of these New Jersey loss carryforwards had been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We sold tax benefits and received cash of $601,000 in 2011 and $701,000 in 2010 (for 2009 and 2010). In addition, as of December 31, 2011, we had New Jersey research and development credits in the approximate amount of $880,000, which are available to reduce the amount of future New Jersey income taxes. These credits expire from 2012 through 2017.

Management has established a full valuation allowance against the net deferred tax assets at December 31, 2011 since it is more likely than not that these future tax benefits will not be realized. For the year ended December 31, 2011 the valuation allowance increased by approximately $3,425,000.

Income tax benefits recorded are summarized as follows:

	2011	2010	2009
Proceeds from sale of New Jersey tax benefits	$(601,000)	$(701,000)	$0
Federal research and development credit benefit	0	0	(69,000)
Federal alternative minimum tax expense	0	0	0
State tax expense	0	0	2,000

Total income tax benefit	$(601,000)	$(701,000)	$(67,000)

The reconciliation for the benefit from income taxes and the amount computed by applying the federal statutory income tax rate (34%) is summarized as follows:

Pre-tax book loss at statutory rate	$(6,300,000)	$(9,720,000)	$(4,572,000)
Change in valuation allowance	6,514,000	10,299,000	5,293,000
Permanent tax differences	129,000	5,000	6,000
State taxes	(1,233,000)	(1,797,000)	(958,000)
Other	289,000	512,000	164,000

Recorded income tax benefit	$(601,000)	$(701,000)	$(67,000)

Deferred tax assets are summarized as follows:

	December 31,
Deferred Tax Asset:	2011	2010
Federal net operating loss carryforwards	$35,866,000	$33,169,000
State net operating loss carryforwards	3,161,000	1,906,000
Capital losses	1,985,000	0
Tax credits carryforward	3,833,000	4,224,000
Deferred revenue	3,240,000	5,389,000
Fixed asset	1,951,000	1,923,000
Stock options	1,489,000	1,152,000
Deferred compensation	197,000	552,000
Accrued vacation	226,000	239,000
Patent costs	833,000	896,000
Inventory reserve	475,000	510,000
Deferred financing costs	334,000	601,000
Investment in China joint venture	0	1,682,000
Investment in Tarsa	1,972,000	846,000
	55,562,000	53,089,000
Valuation allowance	(53,986,000)	(50,561,000)
Deferred tax asset	1,576,000	2,528,000

Deferred Tax Liability:
Embedded conversion feature	(1,576,000)	(2,528,000)
Total deferred tax liabilities	(1,576,000)	(2,528,000)
Net deferred tax assets	$0	$0

On January 1, 2007, we adopted the provisions of ASC 740-10-25. ASC 740-10-25 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company records tax related interest and penalty in the tax provision. The Company has not recognized any tax related interest or penalty in the statement of operations due to its net operating loss carryforwards.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefit:

	2011	2010	2009
Balance at January 1	$380,000	$-	$-
Additions/reductions based on tax positions related to the current year	(35,000)	20,000	-
Additions/reductions based on tax positions related to the prior years	93,000	360,000	-
Balance at December 31	$438,000	$380,000	$-

The Company expects that $50,000 of the unrealized tax benefits will expire in the next twelve months.  All of the unrealized tax benefits would impact the tax rate when settled.

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

21. Employee Benefit Plan

We maintain a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to an annual maximum for each employee set by the IRS. Our discretionary matching contribution expense for 2011, 2010 and 2009 was approximately $0, $0, and $117,000, respectively.

22. Research, Licensing and other Revenue

Research Agreement

GSK

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement of development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In addition, GSK reimbursed us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and was to pay us a royalty at a rate in the low to mid-teens based on its worldwide sales of the product, subject to a reduction under certain circumstances as described in the agreement. The royalty rate would be increased if certain sales milestones were achieved. A Phase 1 human trial, which commenced in 2004, demonstrated positive preliminary results. As agreed with GSK, we conducted further development including a small Phase 1 study, which we initiated in 2008 and successfully completed in 2009. An aggregate of $16,000,000 in up-front and milestone payments has been received from inception through December 31, 2011, including the two $4,000,000 payments received in December 2010 and May 2011, described below. We have also received an additional $7,500,000 from GSK for PTH sales and in support of our PTH development activities from inception through December 31, 2011.

In December 2010, we entered into an amended and restated exclusive worldwide license agreement with GSK (the Amended License Agreement) and we received $4,000,000 for Phase 2 development costs. This revenue was recognized through December 2011 due to the termination of the Amended License Agreement. This payment was considered substantive due to its reasonableness relative to all of the deliverables and payment terms in the agreement; commensurate with our level of effort; and commensurate with the enhanced value of the deliverables. We received an additional $4,000,000 in May 2011 due to the completion of Phase 2 patient enrollment in April 2011. This milestone was also recognized through December 2011 due to the termination of the agreement. We recognized $7,950,000 of revenue under these two milestones in 2011.  The now-terminated agreements provided that GSK could make additional milestone payments in the aggregate amount of up to approximately $140,000,000 subject to the progress of the compound through clinical development and through to the market.

On August 3, 2011, we entered into a Development Services and Clinical Supply Agreement (the “Development Agreement”) with GSK. Under the terms of the Development Agreement, we received approximately $2,000,000 in payments from GSK for certain development and manufacturing activities related to the active pharmaceutical ingredient and finished drug product of an oral PTH analog. This agreement has also been terminated.

In November 2011, we announced positive top-line results of our Phase 2 clinical study evaluating an experimental oral PTH analog for the treatment of osteoporosis in 93 postmenopausal women. The study achieved its primary endpoint with statistical significance. The Phase 2 study was conducted by us as part of the license agreement with GSK.

The primary objective of the study was to assess the change in bone mineral density (BMD) at the lumbar spine, a clinically validated predictor of fracture risk. The study demonstrated that once-daily treatment with 5 mg of orally delivered PTH resulted in a statistically significant mean increase in BMD at the lumbar spine of 2.2 percent (p<0.001) at week 24 as compared to baseline.

In December 2011, we terminated our amended and restated exclusive worldwide license agreement and related development services and clinical supply agreement with GSK. The termination of these agreements followed notification by GSK of its decision not to proceed based on its internal evaluation criteria. As a result, we regained the exclusive worldwide rights to our oral PTH program with no financial obligations to GSK. We will now seek to publish the full data set of the statistically significant Phase 2 results in a scientific journal and appropriate scientific conferences in 2012 and we intend to commercialize the oral PTH program.

During 2011, 2010 and 2009, and since inception, direct and indirect costs associated with this project, included in research and development expenses, were approximately, $4,741,000, $1,134,000, $1,747,000, and $16,362,000, respectively.

License Agreements

Tarsa

In October 2009, we licensed our Phase 3 oral calcitonin program to Tarsa, a private company formed by a syndicate of three venture capital funds specializing in the life sciences: MVM Life Science Partners; Quaker BioVentures; and Novo A/S. Simultaneously, Tarsa announced the closing of a $24,000,000 Series A financing from the investor syndicate. In consideration for our sale to Tarsa of an exclusive license for the oral calcitonin program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa (which initially represented a 26% ownership on a non-diluted basis, see Note 10). We valued the common stock at $0.23 per share or a total of $2,119,000 with the assistance of an outside valuation firm. Tarsa was responsible for the costs of the global Phase 3 clinical program that was initiated in 2009. We are eligible to receive up to $3,000,000 in milestone payments based on the achievement of certain sales benchmarks, as well as royalties, at rates in the single digits, on product sales. This study was fully enrolled in the first quarter of 2010 and completed in the first quarter of 2011. In addition, in the first quarter of 2011, Tarsa initiated a Phase 2 clinical trial for the prevention of postmenopausal osteoporosis.

USL

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the FDA and launched by USL in August 2005. During 2011, we recognized $3,844,000 in sales revenue and $1,603,000 in royalty revenue. During 2010, we recognized $5,246,000 in sales revenue and $2,974,000 in royalty revenue. During 2009, we recognized $5,941,000 in sales revenue and $4,991,000 in royalty revenue. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectability. Royalty revenue, computed in a range from the transfer price of product to USL to a royalty rate in the mid-thirties depending on the circumstances, is earned on net sales of Fortical by USL and is recognized in the period Fortical is sold by USL. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the market place and, therefore, are difficult to predict. Pursuant to an amendment effected in 2009, there are no net sales minimums in the agreement. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to steadily decline. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment. The term of the USL agreement shall continue through the expiration of USL’s obligation to pay royalties and continue thereafter, unless terminated earlier.

Novartis

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We have received an aggregate of $13,700,000 from Novartis under this agreement and there are up to $5,000,000 in potential milestone payments remaining. We will receive royalties, at rates in the single digits, on net sales of any existing or future Novartis products that contain recombinant salmon calcitonin which in the future are approved for sale by health authorities, and are manufactured by Novartis using our technology. In each of 2011, 2010 and 2009, we recognized $893,000 in licensing revenue. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz was being used by Novartis in Phase 3 clinical trials. In July 2010, an independent Data Monitoring Committee (DMC) reviewed and conducted a “futility” analysis of one-year data for all patients enrolled in one of Novartis’s osteoarthritis studies, including both an assessment of safety and efficacy parameters. The DMC concluded there was no reason to stop the study because of safety findings. In addition, the DMC concluded there was no reason to continue the study because of efficacy findings, but also determined that the final decision whether to continue this study rests with the study sponsors. In October 2010, Novartis and its partner Nordic Bioscience announced that this study of patients with osteoarthritis of the knee was ongoing. In addition, in October 2010, Novartis released information on a different study on oral calcitonin for the treatment of osteoarthritis. The top-line results indicated that the study did not meet the first of three co-primary endpoints and results from the other two co-primary endpoints indicated clinical efficacy related to certain symptom modification. Novartis and its partner Nordic Bioscience announced their plan to continue to analyze and evaluate the results of this study and to determine appropriate next steps. In October 2011, Novartis’ collaborator announced that it had been informed by Novartis that Novartis had reviewed the first interpretable results and advised that its top line conclusions were that (a) preliminary analysis of two-year study data showed that both co-primary endpoints and secondary endpoints of the study were not met, and (b) preliminary analysis of this study data showed a positive safety profile. Additionally, a Phase 3 study of oral calcitonin in osteoporosis was completed and first interpretable results were announced in December of 2011. In December 2011, Novartis’ collaborator announced that Novartis had informed them that it would not pursue further clinical development of the investigational drug SMC021 (oral calcitonin) being studied by Nordic Bioscience (the exclusive license partner of Novartis) as a treatment option in two indications, osteoarthritis (OA) and post-menopausal osteoporosis (OP), and that it would not seek regulatory submission for SMC021 in OA or OP indications. Novartis advised that its decision to stop the clinical program of SMC021 in both indications was based in analysis and evaluation of data from three Phase 3 clinical trials (two in OA and one in OP) that showed that while SMC021 displayed a favorable safety profile, it failed to meet key efficacy endpoints in all three trials.

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

Deferred licensing fees:

	December 31, 2011	December 31, 2010
Current portion
GSK	$--	$1,200,000
USL	157,895	157,895
Novartis	892,872	892,861
Tarsa and other	211,855	40,160
	$1,262,622	$2,290,916

Long-term
GSK	$--	$4,000,000
USL	1,407,885	1,565,789
Novartis	4,693,402	5,586,248
	$6,101,287	$11,152,037

23. Legal Matters

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis is covered by the Fortical Patent. In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product, which is the subject of an Apotex pending ANDA. On July 24, 2006, we and USL jointly filed a lawsuit against Apotex in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. Due to our filing of the above-mentioned lawsuit, the Hatch-Waxman Act provided for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. In December 2008 this stay ended and we and Apotex entered a preliminary injunction enjoining Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States. The preliminary injunction will remain in effect until the court renders a final decision on the validity and infringement of Unigene’s U.S. Patent. In obtaining the preliminary injunction, Unigene and USL were required to post a bond and, if we do not prevail in the lawsuit, Unigene would be responsible for paying $1,662,500 to Apotex under the injunction agreement. In August 2009, the U.S. District Court, Southern District of New York, confirmed the validity of Unigene’s patent and issued an order permanently enjoining Apotex from engaging in any activity that infringes the patent. The motion of the plaintiffs, Unigene and its licensee USL, for summary judgment in the case was granted. The District Court upheld the validity of the Fortical Patent and entered a permanent injunction against Apotex. Apotex appealed this decision. In October 2009, the District Court vacated its order subject to reinstatement and asked the parties to identify any claims that remain in the case. As a result, Apotex’s appeal was deactivated. In July 2010, the District Court ruled that no claims remain at issue and it reinstated its opinion and order of August 2009 in its entirety. Accordingly, the motion for summary judgment was entered in favor of Unigene and USL. Apotex appealed this decision to the United States Court of Appeals for the Federal Circuit and a hearing was held on March 7, 2011. On August 25, 2011, the United States Court of Appeals for the Federal Circuit issued a decision affirming the District Court’s ruling confirming the validity of Unigene's Fortical Patent. Apotex filed a petition for certiorari for review of the Appeals Court decision by the U.S. Supreme Court on January 13, 2012, which was assigned Supreme Court Docket Number 11-879.  Unigene filed an opposition brief on February 17, 2012, and on February 28, 2012, Apotex filed a reply brief. The Supreme Court docket indicates that on February 29, 2012 the case was distributed for conference on March 16, 2012. Unigene now waits to learn whether the Supreme Court grants or denies Apotex’s petition for certiorari.   There is the usual litigation risk that we will not be successful in the appeal and potentially subsequent litigation if it is remanded. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

On September 8, 2011, the United States Patent and Trademark Office (USPTO) granted a request for inter partes reexamination of the Fortical Patent filed by Apotex on July 15, 2011.  The Reexamination reopens the USPTO prosecution of all claims 13, 14, 16, 17, 19 and 24-29 of the Fortical Patent. In granting the Request for Reexamination, the USPTO gave Unigene a two month time period to respond to the substantial new questions of patentability raised in the Reexamination Office Action dated September 8, 2011.  Unigene filed its response to the Reexamination Office Action on November 8, 2011. Apotex filed Third Party Comments on December 7, 2011 and January 9, 2012. Unigene now waits to hear from the USPTO, which may take over one year. If the Supreme Court denies Apotex’s petition for certiorari, Unigene will move to Suspend Reexamination of Claim 19.  Based on USPTO statistics, reexamination proceedings take an average of about 36 months to complete. Potential outcomes for reexamination include the patent emerges with the patent claims remaining unchanged, patent claims being amended, or all patent claims being canceled. There is the usual USPTO prosecution risk that we will not be successful in the reexamination and potentially subsequent USPTO or litigation proceedings. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

24. Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Given our financial condition described in Note 2, it is not practicable to estimate the fair value of our debt at December 31, 2011 and 2010. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value is a market-based measurement determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant, not based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, consideration is given to three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. Entities are required to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. Inputs to fair valuation techniques are prioritized, allowing for the use of unobservable inputs to the extent that observable inputs are not available. The applicable guidance establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

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
For the year ended December 31, 2010
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

25. Deferred Compensation Plan

In December 2005, our Board of Directors approved the adoption of a deferred compensation plan for Ronald Levy, former Executive Vice President and Director of the Company, and Warren Levy, former President, Chief Executive Officer and Director of the Company. The major features of the plan are as follows: The Company agrees to credit a book account with $25,000 per year on January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for each participant; the credits to the accounts would be 100% vested; upon the death of a participant, any remaining contributions would be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions shall be made to each participant’s account. The related contracts were finalized and executed in February 2006. Therefore, we recognized this liability in the first quarter of 2006 in the amount of $304,000, which represented the net present value of the future payments. As of December 31, 2011, this liability was approximately $493,000. As of December 31, 2011, both of these accounts had been funded to date in the aggregate amount of $308,000 ($250,000 plus $58,000 in interest and investment gains) and these accounts are included on the Balance Sheet in other assets.

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

26. Unconsolidated Affiliates

We used the equity method to account for our former 45% ownership of the China joint venture and our current 26% (non-diluted) ownership of Tarsa. Our proportionate share of each joint venture’s net loss was included in our Statements of Operations. In addition, in 2011, we recognized a $2,819,000 loss on our investment in Tarsa and a $1,376,000 loss on our investment in the China joint venture.  Below is summarized balance sheet information as of December 31, 2011 and 2010 and summarized statement of operations information for the years ended December 31, 2011 and 2010.  Due to the sale of our interest in the China joint venture in 2011, the summarized information below for 2011 only includes Tarsa.

Summarized Balance Sheet information as of December 31, 2011 and 2010, as follows:

	2011	2010
Current Assets	$3,013,559	$7,557,116
Fixed assets - net	104,953	12,183,164
Intangible and other assets	7,142,469	5,403,461
Current liabilities	27,571,779	19,862,510
Non-current liabilities	1,713,408	659,756
Stockholders’ (deficit) equity	(19,024,206)	4,621,475

Summarized Statement of Operations information for the years ended December 31, 2011 and 2010, as follows:

	2011	2010
Revenue	$--	$--
Operating loss	(13,984,573)	(13,971,628)
Net loss	$(18,563,930)	$(14,149,614)

27. Selected Quarterly Financial Data (Unaudited)

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$2,125,809	$2,469,052	$3,428,683	$12,484,802
Operating income (loss)	(3,633,932)	(3,070,102)	(3,139,449)	6,377,254
Net income (loss)	(6,645,308)	(8,435,674)	(7,291,313)	4,446,636
Net income (loss) per share, basic	$(0.07)	$(0.09)	$(0.08)	$0.05
Net income (loss) per share, diluted	$(0.07)	$(0.09)	$(0.08)	$0.03

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$2,532,502	$3,028,313	$2,856,389	$2,923,010
Operating loss	(2,800,972)	(3,001,274)	(1,834,088)	(2,687,593)
Net loss	(15,946,719)	(3,643,788)	(4,383,557)	(3,894,430)
Net loss per share, basic and diluted	$(0.17)	$(0.04)	$(0.05)	$(0.04)

28. Subsequent Event (unaudited)

In January 2012, we made an additional investment in Tarsa by purchasing convertible promissory notes in the principal amount of $650,571 and warrants to purchase up to an aggregate of 67,435 shares of Series A Preferred Stock.  As a result of such investment, we expect to recognize a loss on the investment as the accumulated losses of Tarsa exceed the carrying value of the original investment.

In March 2012, Tarsa announced the closing of a Series B Preferred Stock financing. Prior to such closing, Unigene owned 9,215,000 shares of Tarsa's common stock, three convertible promissory notes in the aggregate principal amount of $3,469,714, and warrants to purchase Tarsa's Series A Preferred Stock.  At the time of the closing of the Series B Preferred Stock financing, the convertible promissory notes, including all principal and accrued interest, were converted into 3,662,305 shares of Tarsa's Series A Preferred Stock.  Unigene did not acquire any of Tarsa's Series B Preferred Stock in the financing.  As a result, following the closing of Tarsa's Series B Preferred Stock financing, Unigene owned approximately 16% of the outstanding capital stock of Tarsa, on a fully-diluted basis.  Unigene's ownership position in Tarsa is subject to potential future dilution, including dilution as a result of a potential second Series B closing.

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Annual Report on Internal Control over Financial Reporting. The management of Unigene Laboratories, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2011. This report appears on page 63.

Changes in Internal Control Over Financial Reporting. Our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Unigene Laboratories, Inc.

We have audited Unigene Laboratories, Inc’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Unigene Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Unigene Laboratories, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Unigene Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Unigene Laboratories, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows, for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
March 15, 2012

Item 9B.                    Other Information

None.

PART III

Item 10.                     Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the sections entitled “Information Regarding Directors, Nominees and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 14, 2012 and is hereby incorporated by reference.

Item 11.                     Executive Compensation

The information required by this item will be included in the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 14, 2012 and is hereby incorporated by reference.

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 14, 2012 and is hereby incorporated by reference.

Item 13.                     Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 14, 2012 and is hereby incorporated by reference.

Item 14.                     Principal Accounting Fees and Services

The information required by this item will be included in the section entitled “Proposal 2: Ratification of the Appointment of Independent Auditors” of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 14, 2012 and is hereby incorporated by reference.

PART IV

Item 15.                     Exhibits and Financial Statement Schedules

(a) Financial Statements.

The Financial Statements and Supplementary Data are listed under Item 8 of this Report on Form 10-K.

(b) Exhibits.

See Index to Exhibits which appears on Pages 65-69.

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

3.2
Certificates of Amendment to Certificate of Incorporation of Unigene Laboratories, Inc., dated June 16, 2010, as filed with the Secretary of State in the State of Delaware on June 16, 2010 (incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

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

10.6
2000 Stock Option Plan (incorporated by reference from Attachment A to the Registrant’s Schedule 14A, filed April 28, 2000, containing the Registrant’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders). **

10.7
Unigene Laboratories, Inc. 2006 Stock-Based Incentive Compensation Plan, as amended by Amendment No. 1 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009). **

10.8
Amendment No. 2 to the Unigene Laboratories, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010). **

10.9
Form of Incentive Stock Option Agreement under 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).**

10.10
Form of Non-qualified Stock Option Agreement under 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).**

10.11
Form of Restricted Stock Agreement under 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.11 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2009).**

10.12
Employment Agreement by and between Unigene Laboratories, Inc. and Ashleigh Palmer, dated June 9, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 9, 2010).**

10.12(a)
Employment Agreement by and between Unigene Laboratories, Inc. and Ashleigh Palmer, dated June 8, 2011 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 8, 2011).**

10.13
Employment Agreement by and between the Company and Gregory T. Mayes, dated September 12, 2010 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).**

10.14
Employment Agreement between Unigene Laboratories, Inc. and Warren P. Levy, dated January 1, 2000 (incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.15
First Amendment to Employment Agreement between Unigene Laboratories, Inc. and Warren P. Levy, dated December 22, 2008 (incorporated by reference from Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).**

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

Exhibit Number	Description
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

10.38
Amended and Restated License Agreement, dated as of December 10, 2010, by and between Unigene Laboratories, Inc. and GlaxoSmithKline LLC (incorporated by reference from Exhibit 10.38 to the Registrant’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2010).*

10.39
License and Development Agreement between Upsher-Smith Laboratories, Inc. and Unigene Laboratories, Inc., dated November 26, 2002 (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A, dated October 16, 2007). *

10.40
License Agreement, dated April 7, 2004, between Unigene Laboratories, Inc. and Novartis Pharma AG (incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.41
Supply Agreement, dated January 22, 2007, by and between Unigene Laboratories, Inc. and Novartis Pharma AG (incorporated by reference from Exhibit 10.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A filed March 20, 2008, for the quarter ended March 31, 2007). *

10.42
Amended and Restated Security Agreement, dated May 10, 2007, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated May 10, 2007). *

10.43
Patent Security Agreement, dated March 13, 2001, between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.38 to Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

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

Exhibit Number	Description
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

10.66
Forbearance Agreement, dated December 10, 2010, by and among Unigene Laboratories, Inc., Victory Park Management, LLC, as agent, and the Secured Parties named therein (incorporated by reference from Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.67
Letter Agreement, dated as of December 10, 2010, by and among Unigene Laboratories, Inc., Victory Park Management, LLC, as agent, and the Secured Parties named therein (incorporated by reference from Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

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

10.73	Master Agreement for Joint Development Vehicle by and between Unigene Laboratories, Inc., and Nordic Bioscience Clinical Development A/S, dated as of October 5, 2011.*

10.74	Common Stock Purchase and Option Agreement dated as of October 5, 2011, by and between Unigene Laboratories, Inc., and Den Danske Forskningsfond.

Exhibit Number	Description
10.75
Omnibus Amendment to the Note and Warrant Purchase Agreement, Notes and Warrants dated as of the 8th day of April, 2011, by and among Tarsa Therapeutics, Inc., and Purchasers including Unigene Laboratories, Inc. (incorporated by reference from Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.76
Patent Assignment Agreement effective as of September 15, 2011 by and between Unigene Laboratories, Inc., and Kieran Murphy, LLC (incorporated by reference from Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.77
Agreement for Sale of Real Estate dated as of January 31, 2011 by and between the Company and RCP Birch Road, L.L.C. (incorporated by reference from Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011)

10.78
Settlement and Release Agreement and Amendments dated as of March 10, 2011 between the Company and the Estate of Jean Levy; the Jaynjean Levy Family Limited Partnership; Warren P. Levy; and Ronald S. Levy (incorporated by reference from Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011).

10.79
Master Services Agreement, effective as of April 7, 2011, by and between Unigene Laboratories, Inc. and Tarsa Therapeutics, Inc. (incorporated by reference from Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.80
Equity Sale and Purchase Agreement, dated July 2011, by and among the Company, China Pharmaceutical Group Limited and China Charmaine Pharmaceutical Company Limited (incorporated by reference from Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).

10.81
Termination Agreement, effective as of June 4, 2011, by and among the Company, China Pharmaceutical Group Limited and Unigene Biotechnology Company Limited (incorporated by reference from Exhibit 10.4 to the Company’s quarterly report of Form 10-Q for the quarter ended June 30, 2011).

10.82
Lease for Real Property, dated May 24, 2011, by and between RCP Birch-Little Falls, LLC, 110 Little Falls DCLA, LLC and the Company (incorporated by reference from Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).

10.83
Development Services and Clinical Supply Agreement, dated August 3, 2011, by and between GlaxoSmithKline LLC and the Company* (incorporated by reference from Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on signature pages to this report).

31.1	Certification by Ashleigh Palmer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Ashleigh Palmer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

**	Management contract or compensatory plan.

***
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

UNIGENE LABORATORIES, INC.

March 15, 2012	/s/ Ashleigh Palmer
Ashleigh Palmer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2012	/s/ Ashleigh Palmer
Ashleigh Palmer, President, Chief Executive Officer and Director (Principal Executive Officer)

March 15, 2012	/s/ William Steinhauer
William Steinhauer, Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

March 15, 2012	/s/ Richard Levy
Richard Levy, Chairman of the Board

March 15, 2012	/s/ Zvi Eiref
Zvi Eiref, Director

March 15, 2012	/s/ Theron Odlaug
Theron Odlaug, Director

March 15, 2012	/s/ Thomas Sabatino, Jr.
Thomas Sabatino, Jr., Director

March 15, 2012	/s/ Joel Tune
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