Form 10-K/A
period 2011-12-31
UNIGENE LABORATORIES INC
filed 2012-04-30
CIK 352747

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents
Page Number

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012.  The purpose of this Amendment is to include Part III information that was to be incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders previously scheduled to be held on June 14, 2012.  This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by Unigene within 120 days after the end of the fiscal year covered by the Form 10-K.  The reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.  This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K.  This Amendment does not reflect events occurring after the original filing of the Form 10-K (i.e., those events occurring after March 15, 2012) or modify or update those disclosures that may be affected by subsequent events, except with respect to the following sections, which provide information as of the dates set forth in the respective sections: (i) “Information Regarding Directors and Executive Officers”, (ii) “Security Ownership of Certain Beneficial Owners”, and (iii) “Security Ownership of Management”.  Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

In this Amendment, “Unigene,” “the Company,” “we,” “us” and “our” refer to Unigene Laboratories, Inc.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information about our directors and executive officers as of April 9, 2012. Our directors are elected annually and hold office until the Company’s next annual meeting of stockholders and until their respective successors have been duly elected and qualified.

Name	Age	Year Joined Unigene	Position
Richard Levy	40	2010	Chairman of the Board and Director
Gregory Mayes	43	2010	Chief Business Officer
Nozer M. Mehta	64	1982	Vice President, Biological Research and Development
Theron Odlaug	62	2011	Director
Ashleigh Palmer	49	2010	President and CEO and Director
Thomas Sabatino, Jr	53	2011	Director
Paul P. Shields	51	1989	Vice President, Manufacturing
William Steinhauer	57	1987	Vice President, Finance
Roxanne Tavakkol	49	2010	Vice President, Global Regulatory Affairs & Quality Assurance
Jenene Thomas	40	2010	Vice President, Investor Relations & Business Administration
Joel Tune	56	2010	Director
Jack Wyszomierski	56	2012	Director
Brian Zietsman	48	2012	Executive Director, Finance

Mr. Richard Levy has been the Managing Principal and founder of Victory Park Capital since September 2007. Previously, from January 2005 through January 2007, Mr. Levy was a Portfolio Manager and Co-Head of the Solutions Group and Head of the Small Cap Structured Products Group at Magnetar Capital, a multi-billion dollar investment manager based in Evanston, Illinois. Mr. Levy was also a member of the Magnetar Investment Committee. Prior to joining Magnetar, Mr. Levy was the Co-Founder and Managing Partner at Crestview Capital Partners, a multi-hundred million dollar small cap structured products investment manager. While at Crestview, Mr. Levy also co-founded the Crestview Collateralized Debt Fund LLC, now called White Cap Advisors, a $500 million dollar specialty lending fund. Mr. Levy received a B.A. from The Ohio State University and a J.D. and M.B.A. from the Chicago Kent Law School and the Stuart School of Business at the Illinois Institute of Technology. He is a member of the Illinois Bar. Mr. Levy serves on the Board of Directors of New Trier Merchant Partners, College Bound Opportunities, Victory Park Resources and Global Employment Solutions. He also serves as the Chairman of the Board of Directors of Ascent Aviation Services. The Board of Directors believes that Mr. Levy is qualified to be a director based on the above work experience, specifically his extensive experience in the financial industry and in corporate strategy.

Pursuant to the Restated Financing Agreement with VPC, the Company’s senior lender and a stockholder of the Company, in March 2010 Richard Levy became a member of the Board, Chairman of the Board and a member of the Company’s Nominating and Corporate Governance Committee. In addition, the Company agreed that until such time as (i) the aggregate principal amount outstanding under the senior secured convertible notes issued to Victory Park is less than $5 million and (ii) Victory Park beneficially owns less than  20% of the issued and outstanding shares of our Common Stock, the Company’s Nominating and Corporate Governance Committee shall take all actions reasonably necessary to recommend the nomination of, and the Board shall nominate for reelection to the Board, Richard Levy (or a substitute or replacement designated by Victory Park).

Mr. Gregory Mayes joined the Company as Vice President Corporate Development and General Counsel on October 4, 2010 and was promoted to Chief Business Officer on January 1, 2012. Previously, he was Vice President, General Counsel and Chief Compliance Officer at ImClone Systems Corporation, a wholly owned subsidiary of Eli Lilly and Company (2005-2010). While serving at ImClone in positions of increasing responsibility, Mr. Mayes supported the clinical development, launch and commercialization of ERBITUX® (cetuximab), was responsible for the development and oversight of the company’s first corporate compliance program, and contributed significantly to activities related to Eli Lilly’s acquisition of ImClone. Prior to this, Mr. Mayes was Senior Counsel at AstraZeneca Pharmaceuticals, LP, (2001-2005) where he provided legal services in connection with the successful development and commercialization of five compounds in the company’s cancer portfolio. Earlier, Mr. Mayes worked in private practice at Morgan Lewis LLP, a large, national law firm and earned his B.S. degree from Syracuse University, cum laude, and his J.D. degree, magna cum laude, from the Temple University School of Law, where he was the Articles Editor on the Temple Law Review.

Dr. Nozer M. Mehta has served as our Vice President, Biological Research and Development since March 2005. Dr. Mehta served as our Director of Biological Research and Development from May 2003 through February 2005, as our Director of Molecular and Cell Biology from 1999 through May 2002 and in various other capacities with the Company from 1982 through 1999. Dr. Mehta obtained a Doctorat d’Universite degree (equivalent to a Ph.D.) from the Universite Louis Pasteur in Strasbourg, France in 1976. Prior to joining Unigene, Dr. Mehta worked at the Cancer Research Institute in Bombay, India and at the University of Nebraska at Lincoln.

Dr. Theron (Ted) Odlaug was appointed to the Board of Directors in September 2011.   Dr. Odlaug serves on the Audit, Compensation and Nominating and Corporate Governance Committees.  Dr. Odlaug brings to Unigene over 30 years of experience with significant leadership roles in the biopharmaceutical industry.  In August 2011, Dr. Odlaug was appointed Executive Chairman and CEO of Planet Biopharmaceuticals.  From 2008 until January 2011, he was President and CEO of CyDex Pharmaceuticals, Inc. at which time the company was sold under his leadership to Ligand Pharmaceuticals, Inc.  Prior to CyDex, Dr. Odlaug served as Managing Partner of EIR Healthcare Advisors, LLC. Prior to that, he was Executive Vice President and a member of the senior management committee at Fujisawa Healthcare Inc. until its merger with Yamanouchi in 2005, which resulted in the formation of Astellas Pharma. He left Astellas in 2006 after successfully supporting the U.S. post-merger integration process.  During his tenure at Fujisawa Healthcare, Dr. Odlaug was responsible for manufacturing, regulatory and quality assurance, technical services, commercial compliance, human resources, legal, information technology, corporate communications and strategic relations.  Dr. Odlaug holds Bachelor's and Master's degrees from the University of Missouri at Kansas City and a Ph.D. in Public Health from the University of Minnesota.  The Board of Directors believes that Dr. Odlaug is qualified to be a director based on the above work experience, specifically his extensive knowledge of the biopharmaceutical industry.

Mr. Ashleigh Palmer was appointed President, CEO and member of the Board by the Board of Directors of Unigene in June 2010. Prior to joining Unigene, Mr. Palmer headed the strategic advisory firm, Creative BioVentures™ Corporation and served as CEO of Critical Biologics Corporation, a critical care company. Previously, Mr. Palmer was Vice President of Business Development at Ohmeda, Inc. During his tenure, Mr. Palmer played a key role in the $1.2 billion sale of Ohmeda to a consortium including Baxter and Becton Dickinson by spinning out Ohmeda's nitric oxide assets to found INO Therapeutics, Inc. (“INO”). Under his leadership as President and CEO, INO commercialized the world's first selective pulmonary vasodilator, INOmax®, establishing a greater than $100 million revenue stream within the first 24 months of launch with only 13 sales representatives. Subsequently, INO was sold to critical care company Ikaria in 2007 for $670 million. Earlier in his career, Mr. Palmer held positions of increasing responsibility at Seton Healthcare Group and, prior to this, Reckitt and Colman PLC. He received his MBA degree from the University of Bradford, England and his BSc, in Biochemistry and Applied Molecular Biology, from the University of Manchester, England. The Board of Directors believes that Mr. Palmer is qualified to be a director based on the above work experience, specifically his business and management expertise and his extensive knowledge of the healthcare industry.

Mr. Thomas J. Sabatino, Jr. was appointed to the Board of Directors in November 2011.  Mr. Sabatino serves on the Compensation and Nominating and Corporate Governance Committees. Mr. Sabatino is currently Executive Vice President and General Counsel for Walgreen Co.  He joined Walgreens in September 2011 after having held general counsel roles with United Airlines, Inc., Schering-Plough Corporation, Baxter International Inc., and American Medical International, Inc. After beginning his career with a law firm and then moving into corporate law, Mr. Sabatino was named President and CEO in 1990 of privately-held medical products manufacturer and distributor Secure Medical, Inc., of Mundelein, IL.  In 1992, he joined American Medical International, a Dallas-based for-profit hospital chain with 40 acute-care hospitals. Three years later he rejoined Baxter International and was named Senior Vice President and General Counsel for the Company in 1997.  Mr. Sabatino moved to Schering-Plough in 2004 as Executive Vice President and General Counsel for Global Law and Public Affairs. In March 2010, he was appointed General Counsel of United Airlines and immediately took a leading role in its merger negotiations with Continental Airlines, Inc.  Mr. Sabatino left United Continental Holdings, Inc. in 2011 after completion of the merger. Mr. Sabatino earned a Bachelor of Arts degree from Wesleyan University in Middletown, CT, in 1980 and his law degree from the University of Pennsylvania in Philadelphia in 1983.  He is a member of the bar in Massachusetts, Illinois, California and New Jersey.  He serves on the Board of Directors and the Executive Committee of the Association of Corporate Counsel, serves on the Advisory Board of Corporate Pro Bono, and is on the General Counsel Committee of the American Bar Association.  The Board of Directors believes that Mr. Sabatino is qualified to be a director based on the above work experience, specifically his knowledge of the legal and regulatory landscape for pharmaceutical companies.

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

Mr. William Steinhauer, CPA, tendered his resignation on March 12, 2012, effective May 15, 2012.  Mr. Steinhauer has subsequently agreed to postpone the effective date of his resignation and continue serving the Company until on or about May 31, 2012.  Mr. Steinhauer had served as our Vice President of Finance since March 1, 2005. Mr. Steinhauer served as Unigene’s Director of Finance from October 2003 through February 2005 and as our Controller from July 1987 through September 2003. Prior thereto, Mr. Steinhauer served as Chief Financial Officer, Treasurer and Secretary of Refac Technology Development Corporation, a company involved in patent licensing and technology transfer. Mr. Steinhauer holds a Bachelor of Science degree in accounting from Brooklyn College.

Ms. Roxanne Tavakkol joined Unigene in March 2010 as Senior Director of Global Regulatory Affairs and was promoted to Vice President of Global Regulatory Affairs in October 2010. Ms. Tavakkol brings 20 years of pharmaceutical regulatory and research experience to her position. Prior to joining Unigene, she served on the Thrombosis Business Unit senior leadership team for The Medicines Company. Ms. Tavakkol spent 13 years at Novartis Pharmaceuticals Corporation in positions of increasing responsibility in Drug Regulatory Affairs. Early in her career, she worked in biologic drug discovery in both industry and academic settings. She holds a Master’s Degree in Molecular Biology from The Ohio State University.

Ms. Jenene Thomas brings to Unigene extensive investor relations and corporate communications experience in the biopharmaceutical industry, both in public and private companies. Ms. Thomas joined Unigene in November 2010 from Amicus Therapeutics, where she served as Director, Investor Relations and Corporate Communications. Prior to Amicus, she was the CEO and President of JDT Communications where she provided investor relations and corporate communications counsel and created fully integrated communications plans for companies including Enzon Pharmaceuticals and Regado Biosciences. Previously, Ms. Thomas served as Senior Director, Investor Relations and Corporate Communications at Aeterna Zentaris. As Aeterna Zentaris’ first U.S. employee, Ms. Thomas rapidly established broad awareness in the U.S. with analysts and other stakeholders in the financial community. She also held investor relations positions of increasing responsibility at Savient Pharmaceuticals, Reliant Pharmaceuticals and Pharmacia Corporation.

Mr. Joel A. Tune is currently an independent consultant working with a variety of private equity, venture capital and healthcare start-up firms focused in the healthcare products and services arena. Mr. Tune was appointed to the Board of Directors in September 2010.  Mr. Tune serves on the Audit, Compensation and Nominating and Corporate Governance Committees. He is also a member of the Board of Directors for Laureate BioPharma (a mammalian cell culture contract development/manufacturing company).  Mr. Tune spent 28 years with Baxter Healthcare in progressively larger roles in product development, sales and marketing, strategy, M&A and general management.   His last role at Baxter was as Vice President and General Manager (2001-2006) of the BioPharma Solutions Business, with global responsibility for the rapidly growing $800M franchise which provided services and technology to pharmaceutical and biotechnology companies worldwide. He was a member of the Board of Directors for Epic Therapeutics in 2002 when Baxter was a minority shareholder in the company. The Board of Directors believes that Mr. Tune is qualified to be a director based on the above work experience, specifically his extensive knowledge of the industry and his operating expertise.

Mr. Jack Wyszomierski was appointed to our Board of Directors in April 2012.  From 2004 until his retirement in 2009, Mr. Wyszomierski was the Executive Vice President and Chief Financial Officer of VWR International, LLC, a supplier of laboratory supplies, equipment and supply chain solutions to the global research laboratory industry. From 1982 to 2003, Mr. Wyszomierski held positions of increasing responsibility within the finance group at Schering-Plough Corporation culminating with his appointment as Executive Vice President and Chief Financial Officer in 1996. Mr. Wyszomierski has been a member of the Board of Directors and Chairman of the Audit Committee of Exelixis, Inc., a publicly traded biotechnology company, since 2004, a member of the Board of Directors and Audit, Compensation, and Nomination and Governance Committees of Athersys, Inc., a publicly-traded biopharmaceutical company, since 2010, a member of the Board of Directors and Compensation and Audit Committees of Xoma, Ltd., a publicly-traded biopharmaceutical company since 2010 and Chairman of the Audit Committee since 2011, and a member of the Board of Directors and Chairman of the Audit Committee of HGI Global Holdings, Inc., a privately-held home healthcare distribution company since 2011. Mr. Wyszomierski holds a M.S. in Industrial Administration and a B.S. in Administration and Management Science and Economics from Carnegie Mellon University.  The Board of Directors believes that Mr. Wyszomierski is qualified to be a director based on the above work experience, specifically his extensive finance and biopharma/healthcare industry expertise.

Mr. Brian Zietsman, our Executive Director of Finance, joined the Company in April 2012. Mr. Zietsman brings more than 20 years of accounting experience to his position of which more than ten years are in the pharmaceutical industry, both in public and private companies. Prior to joining Unigene, Mr. Zietsman was the Corporate Controller at Duff & Phelps (NYSE DUF) from June 2011 to April 2012. Before joining Duff & Phelps, Brian served as a consultant at Enzon Pharmaceuticals, Inc., (NASDAQ – ENZN) from May 2011 through June 2011. Mr. Zietsman was the Vice President and Corporate Controller at Enzon a position that he assumed in October 2007 through April 2011. Prior to that Brian was Enzon’s Corporate Controller from November 2005. At Enzon, Mr. Zietsman was responsible for overseeing all of the company’s accounting functions.  Prior to Enzon Brian was the Corporate Controller at Reliant Pharmaceuticals, Inc., (June 2002 – October 2005) a privately held company which was acquired by GlaxoSmithKline in 2007. From May 2001 to June 2002 Mr. Zietsman was Reliant’s Director of Financial Reporting. Earlier Mr. Zietsman worked at Deloitte (April 1994 – May 2001) and held various levels of increasing responsibility when he left as a Senior Manager in the audit group. Brian is a graduate from Rhodes University, South Africa where he earned his B. Com (Accounting), BSc (Computer Science) and HDIPACC certifications. Brian is a registered CPA.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, officers and any person holding more than 10% of our Common Stock are required to report their ownership of securities and any changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5.  Based on our review of the reports received by the Company and on written representations from reporting persons, the Company believes that the directors, executive officers and greater than 10% beneficial owners complied on a timely basis with all Section 16(a) filing requirements during 2011 and through the date of this Amendment.

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

Audit Committee of the Board of Directors

One of the three standing committees of the Board of Directors is the Audit Committee.  The responsibilities of the Audit Committee include the following: (i) to annually select a firm of independent public accountants to act as auditors of the Company; (ii) to review the scope of the annual audit with the auditors in advance of the audit, (iii) to review the results of the audit and the adequacy of the Company’s internal controls; (iv) to oversee management’s conduct of the Company’s financial reporting process; and (v) to approve fees paid to the auditors for audit and non-audit services. The current members of the Audit Committee are Theron Odlaug, Joel Tune and Jack Wyszomierski (Chairman). The Audit Committee held four meetings during 2011. The Board of Directors adopted a written Audit Committee charter in 2005 and revised it in 2007, and that charter is available on our website, http://www.unigene.com. All members of the Audit Committee are considered to be “independent” as that term is defined under the listing standards of the Nasdaq Stock Market, LLC and as that term is used in Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Jack Wyszomierski is considered by the Board of Directors to be an “audit committee financial expert” as described in Rule 407(d)(5) of Regulation S-K, promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

At our June 2011 Annual Meeting of Stockholders, we provided our stockholders with the opportunity to cast an advisory vote on our executive compensation program (a “say-on-pay proposal”). A majority of the votes cast on our say-on-pay proposal at that meeting were voted in favor of the non-binding advisory resolution approving the compensation of our named executive officers. The Compensation Committee believes this affirms our stockholders’ support of our approach to executive compensation and, accordingly, we did not change our approach to executive compensation in 2011 in connection with the say-on-pay proposal vote. Further, at our 2011 Annual Meeting of Stockholders, the stockholders cast an advisory vote that future say-on-pay votes should occur once every three years. The Compensation Committee expects to take into consideration the outcome of our stockholders’ future say-on-pay proposal votes when making future compensation decisions for our named executive officers. We expect that our next say-on-pay proposal will be submitted to stockholders for an advisory vote at our annual meeting of stockholders in 2014.

The following Compensation Discussion and Analysis provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in 2011 compensation for the Company’s executive officers identified in the Summary Compensation Table (“Named Executive Officers”).

Compensation Committee.

The Compensation Committee makes recommendations to the Board of Directors regarding the compensation – including base salary, annual bonus and long-term incentive opportunities – of the Company’s Named Executive Officers including the CEO.

The Compensation Committee in 2011 was composed of three non-employee directors, all of whom are independent directors under the listing standards of The Nasdaq Stock Market, LLC and the Securities and Exchange Commission rules. The Compensation Committee has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. Accordingly, the Compensation Committee has overall responsibility for approving and evaluating the various components of the Company’s executive compensation program. At least once a year, the Compensation Committee evaluates the performance of, and determines the compensation of, the Named Executive Officers.

The Compensation Committee operates under a written charter adopted by the Board of Directors of the Company in 2005 and amended in 2007. A copy of this charter is available on the Company’s website, http://www.unigene.com.

The Company’s Compensation Philosophy and Objectives.

The objectives of the Company’s executive compensation program are to facilitate recruitment, motivation and retention of individuals possessing the skills required to move the Company to profitability and to assist in the achievement of the Company’s long-term business objectives.
To obtain these objectives, the Company’s executive compensation program is designed to:

a.	Provide compensation that is as competitive as possible, given the financial constraints of the Company, measured against companies of similar size in our industry;
b.	Reward individual performance in achieving Company goals and objectives;
c.	Assure that executive interests are aligned with stockholder interests by providing long-term equity incentives;
d.	Provide sufficient flexibility to ensure that the Company can respond promptly to changing needs through a variety of cash and equity compensation incentives; and
e.	Reward both group and individual performance in the Company’s achievement of both short-term and long-term successes.

Each component of our compensation program is designed to achieve the following specific purposes:

a.
Base salary and benefits are intended to attract and retain executives and to reward skills, experience and performance in the roles they play within the Company. These components of compensation are designed to reflect the practices in the biotechnology and pharmaceutical industries where we compete for talent.

b.
Annual cash bonuses, when awarded, are designed to help keep employees focused on meeting or exceeding short-term business objectives and individual performance goals. Such bonuses have not been a significant part of total compensation.

c.
Long-term incentives, which consist primarily of stock options and restricted stock, focus executives’ efforts on achieving the multi-year financial-performance and strategic objectives of moving the Company toward profitability and reducing the reliance on outside financing, and link management compensation with the interests of stockholders.

d.
The benefits provided by change-in-control severance agreements encourage certain key employees to continue managing the Company’s business in the face of rumored or actual fundamental corporate changes without being unduly distracted by the uncertainties of their personal affairs.

Compensation Considerations.

●	Compensation is reviewed at least annually to ensure that Company compensation levels serve both incentive and retention purposes.
●
Competitiveness of the compensation program is also evaluated based on the personal knowledge of Compensation Committee members having familiarity with various forms and types of compensation both from public reports issued by other companies and from their own business experience in other companies.

●	Additional weighting is applied to individual compensation levels based on the personal contributions made by the individual executive and the recommendations of the CEO.

●	In addition to the above, actual cash compensation changes reflect the current cash position of the Company and its historical practice of emphasizing equity compensation.
●
The Company historically and currently provides long-term incentive compensation through the granting of stock options and, beginning in 2008, grants of restricted stock in lieu of a portion of additional cash compensation. The 2006 Plan permits the Compensation Committee to grant a variety of equity for both incentive and retention purposes. Equity compensation has historically been an important element of compensation due to the Company’s need to conserve cash.

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

Committee Processes; Role of CEO in Setting Compensation.

A complete description of the Compensation Committee’s processes and the role of the CEO in setting compensation for the other Named Executive Officers can be found earlier in this Amendment in the section entitled “Compensation Committee.”  The Compensation Committee reviews and makes recommendations to our Board to ensure that our executive compensation program is consistent with our compensation objectives. The Compensation Committee administers our equity compensation plan. At our June 2006 Annual Meeting, the stockholders approved the adoption of the 2006 Plan. All employees and directors, as well as certain consultants, are eligible to receive grants under the 2006 Plan. Allowable grants under the 2006 Plan include stock options, phantom stock, appreciation rights, restricted stock, deferred stock and other stock-based awards. Options granted under the 2006 Plan have a ten-year term and an exercise price equal to the market price of the Common Stock on the date of the grant.

All the actions of the Compensation Committee are reported to the Board for approval either orally, or in the form of copies of Compensation Committee minutes distributed to Board members in advance of regularly scheduled Board meetings.  In setting compensation for Named Executive Officers other than the CEO, the Compensation Committee requests, reviews and acts on recommendations of the CEO.

The CEO proposes base salaries and annual and long-term incentives for the other Named Executive Officers based on his evaluation of individual and Company performance and expected future contributions. The Compensation Committee reviews the CEO’s recommendations for compensation of Named Executive Officers and makes recommendations to the Board with respect to the compensation for all Named Executive Officers including the CEO. The Compensation Committee’s recommendations for the CEO’s and the other Named Executive Officers’ compensation are subject to approval of the entire Board of Directors.

Elements of Executive Pay.

The Company’s executive compensation program is composed of three principal components:

●	base salary;
●	annual discretionary cash bonuses; and
●	long-term incentives, consisting of restricted stock and stock option awards.

Compensation awards with respect to the CEO reflect the Compensation Committee’s assessment of the CEO’s performance relative to Company goals and objectives and the CEO’s individual performance objectives. Compensation awards with respect to the other Named Executive Officers reflect the CEO’s and the Compensation Committee’s assessment of each officer’s performance relative to Company goals and objectives, departmental or functional area goals and individual performance objectives. Key among these goals are the Company’s goals of moving toward profitability and reducing reliance on outside financing.

The Company has also entered into employment contracts with certain of the Named Executive Officers whose abrupt departure would most impact the ongoing operations of the Company. In addition to the compensation components listed above, these contracts provide for post-employment severance payments and benefits in the event of termination under certain circumstances. The terms of these contracts are described in more detail below (see the section entitled “Potential Payments upon Termination or a Change in Control”). The Compensation Committee believes that these contracts provide an incentive to these executives to remain with the Company and serve to align the interest of these executives and stockholders in the event of a potential acquisition of the Company.

In February 2011, the Company implemented a Key Employee Performance and Retention Plan bonus for the Vice Presidents and several other key employees. A payout to the designated employees will be made upon the completion of a significant transaction or the achievement of a milestone that results in a $10 million contribution of cash resources to the Company on or before December 31, 2013 at half the designated employees’ salary at the time of the triggering event. The Compensation Committee believes that this measure will provide an incentive for the Vice Presidents and key employees to remain with the Company and deliver upon the Company’s strategy and objectives.

Base Salaries

In General
Base salaries generally are based on job responsibilities and individual contribution. Base salaries are targeted at a competitive range at the 50th percentile of companies our size in our industry although no salaries have yet reached that target. The target is considered appropriate given the current stage of the Company. We have continued to rely on the periodic grant of stock options as well as the grant of restricted stock as an alternative to more substantial base salary increases reflecting the multiple cash needs of the Company. In addition, salary levels vary according to the executive’s experience, length of service in the position, the Compensation Committee’s view of personal performance and the influence of compensation structures in the New York/New Jersey market where the Company competes for talent.

2011 Base Salaries
On June 8, 2011, the Company entered into an employment agreement with Ashleigh Palmer, CEO.  The agreement provides for a one-year term and establishes Mr. Palmer’s annual salary as $400,000.

The Compensation Committee recommended in 2011 to increase base salaries, as of January 1, 2011, for officers hired prior to January 1, 2010. The Company’s ultimate goal is to move salaries closer to the 50% target for recruiting, incentive and retention purposes.

Cash Bonuses

2011 Bonuses
During 2011, the Compensation Committee approved an annual bonus plan.  The goal of the bonus plan was to align the interests of Unigene employees with the Company’s strategy of cost savings and revenue generation.  A bonus pool was to be established based on the achievement of certain cost savings and the generation of certain levels of revenue.  The Company did not reach its minimum target of $5,500,000 in cost savings and revenue generation, and therefore did not distribute a pool that, had we achieved the minimum target, would have been $440,000.

Long-Term Incentives

Stock Options in General

Stock options provide for financial gain derived from the potential appreciation in stock price from the date that the option is granted until the date that the option is exercised. Typically, the exercise price of stock option grants is the closing price of the Common Stock on the grant date. Stock options have various vesting periods and generally have an exercise term of 10 years from the grant date. Options that are vested (i.e., exercisable) at the time of an employee’s death or disability will remain exercisable for up to 180 days. Upon termination for any other reasons (other than cause), vested options typically may be exercised for 90 days. Options will expire immediately in the event of a for-cause termination, as defined in the 2006 Plan.

The Company does not coordinate grants of options based upon the timing of favorable or unfavorable information. In addition to periodic option awards, the Compensation Committee may recommend for Board approval option awards to newly hired executives or in recognition of an executive’s promotion or expansion of responsibilities.

2011 Stock Option Awards

The Compensation Committee decided in January 2011 and June 2011 to recommend for Board approval stock options to certain of the Named Executive Officers as set forth below "Grants of Plan-Based Awards".  These stock options were awarded to bring these Named Executive Officers more in line with other officers.

Restricted Stock

Equity awards are an integral part of our overall executive compensation program because we believe that our long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing stockholder value over time. During 2011, we did not issue any shares of restricted stock to employees or Named Executive Officers.

Stock Ownership/Retention Requirements.

The Company does not require its Named Executive Officers to maintain a minimum ownership interest in the Company.

Other Compensation and Perquisite Benefits

In addition to the principal categories of compensation described above, the Company provides its Named Executive Officers with coverage under its broad-based health and welfare benefits plans, including medical, dental, disability and life insurance.  The Company also sponsors a 401(k) Plan.  The Company’s 401(k) Plan is a tax-qualified retirement savings plan pursuant to which all employees, including the Named Executive Officers, are able to contribute to the 401(k) Plan up to the limit prescribed by the Internal Revenue Code on a before-tax basis.  Historically, the Company made a matching contribution of 50% of the first 4% of pay contributed by the employee to the 401(k) Plan, but no matching contribution was made in 2011.  There will be no matching contribution for 2012.  All contributions made by a participant, as well as matching contributions by the Company, vest immediately.

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

The Compensation Committee of our Board of Directors has reviewed and discussed the foregoing Compensation Discussion and Analysis, which is required by Item 402(b) of Regulation S-K, with management.  Based on our review and discussions with management, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment and in the Company’s Annual Report on Form 10-K for our fiscal year ended December 31, 2011.

SUBMITTED BY THE COMPENSATION COMMITTEE
OF THE COMPANY’S BOARD OF DIRECTORS

Theron Odlaug, Chairman
Thomas Sabatino, Jr.
Joel Tune

April 9, 2012

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by the Chief Executive Officer, the Principal Financial Officer and the next three highest paid executive officers for the fiscal year ended December 31, 2011.

Name and Principal Position	Year	Salary	Bonus		Stock Awards(3)		Option Awards(4)		Non-Equity Incentive Plan Compensation		All Other Compensation(5)	Total
Ashleigh Palmer, (1) President, CEO and Director	2011 2010	$382,821 201,923	$	-- 65,000	$	-- --	$	-- 794,869	$	-- --	$22,696 7,113	$405,517 1,068,905
William Steinhauer, (2) Vice President, Finance	2011 2010 2009	215,460 199,500 210,000		-- -- --		-- 7,350 --		37,363 44,246 22,080		-- 3,385 --	8,560 4,780 8,295	261,383 259,261 240,375
Gregory Mayes, (1) Chief Business Officer	2011 2010	265,000 65,401		-- --		-- --		-- 208,101		-- 4,156	22,616 3,212	287,616 280,870
Nozer Mehta, Vice President, Biological Research and Development	2011 2010 2009	245,000 232,750 245,000		-- -- --		-- 8,610 --		37,363 44,246 23,920		-- 3,777 --	15,912 7,752 9,610	298,275 297,135 278,530
Jenene Thomas, (1) Vice President, Investor Relations and Business Administration	2011 2010	225,000 24,808		-- --		-- --		47,028 67,121		-- 1,701	22,525 1,592	294,553 95,222

(1)	Salaries for Mr. Palmer, Mr. Mayes and Ms. Thomas were based upon their respective employment agreements. See “Employment Agreements” below.

(2)
On March 12, 2012, Mr. Steinhauer tendered his resignation, effective May 15, 2012.  Mr. Steinhauer has subsequently agreed to postpone the effective date of his resignation and continue serving the Company until on or about May 31, 2012.

(3)
The amounts in this column represent the grant date fair value of restricted stock in accordance with ASC 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For 2010 restricted stock grants, fair value is calculated using the closing price of our Common Stock on January 15, 2010, the date of grant.  See Note 19 of the financial statements of the Company’s Annual Report for the year ended December 31, 2011 regarding assumptions underlying valuation of equity awards.

(4)
Amounts are calculated in accordance with ASC 718. See Note 19 of the financial statements of the Company’s Annual Report for the year ended December 31, 2011 regarding assumptions underlying valuation of equity awards. These figures represent the grant date fair value of stock options to purchase shares of our Common Stock under the 2006 Plan.

(5)	All Other Compensation includes:

Name	Year	Matching Contribution to 401(k) Plan ($)	Health/Life Insurance Premiums ($)	Other ($)	Total ($)
Ashleigh Palmer	2011 2010	-- --	22,696 7,113	-- --	22,696 7,113
William Steinhauer	2011 2010 2009	-- 4,900	7,810 4,030 2,645	750 750 750	8,560 4,780 8,295
Gregory Mayes	2011 2010	-- --	22,616 3,212	-- --	22,616 3,212
Nozer M. Mehta	2011 2010 2009	-- -- 4,900	15,912 7,752 4,710	-- -- --	15,912 7,752 9,610
Jenene Thomas	2011 2010	-- --	22,525 1,592	-- --	22,525 1,592

GRANTS OF PLAN-BASED AWARDS

The table below sets forth certain information with respect to stock awards and options granted during the fiscal year ended December 31, 2011 to each of our named executive officers listed in the Summary Compensation Table above.

Name	Grant Date	All Other Option Awards: No. of Securities Underlying Options	All Other Stock Awards: No. of Shares of Stock(1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)
Ashleigh Palmer	N/A	--	--	--	--

William Steinhauer	January 3, 2011	100,000(1)(3)	--	$0.67	$ 37,363

Gregory Mayes	N/A	--	--	--	--

Nozer Mehta	January 3, 2011	100,000(1)(3)	--	$0.67	$ 37,363

Jenene Thomas	June 2, 2011	80,000(2)(3)	--	$1.04	$ 47,028

(1)	Option vested in full on January 3, 2012.
(2)	Option vests in three equal installments on each of June 2, 2012, June 2, 2013 and June 2, 2014.
(3)	These options were granted in order to bring these Named Executive Officers more in line with other officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	No. of Securities Underlying Unexercised Options		Option Awards		Stock Awards
Name	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	No. of Shares that Have Not Vested	Market Value of Shares that Have Not Vested
Ashleigh Palmer	500,000	--	$ 0.68	12-09-2014	--	--
	--	500,000(1)	$ 0.68	12-09-2015
	--	500,000(1)	$ 0.68	12-09-2016
	166,666	--	$ 0.77	12-15-2014
	--	166,667(1)	$ 0.77	12-15-2015
	--	166,667(1)	$ 0.77	12-15-2016
William Steinhauer	14,000	--	$ 0.31	04-13-2013	--	--
	30,000	--	$ 2.30	02-28-2015
	10,000	--	$ 1.58	04-05-2015
	65,000	--	$ 4.02	04-19-2016
	67,500	22,500(2)	$ 1.43	04-16-2018
	30,000	30,000(3)	$ 0.60	04-05-2019
	25,000	75,000(4)	$ 0.79	03-18-2020
	--	100,000(5)	$0.67	01-02-2021
Gregory Mayes	200,000	400,000(6)	$ 0.64	10-03-2020	--	--
Nozer Mehta	40,000	--	$ 2.30	02-28-2015	--	--
	25,000	--	$ 1.58	04-05-2015
	55,000	--	$ 4.02	04-19-2016
	63,750	21,250(2)	$ 1.43	04-16-2018
	32,500	32,500(3)	$ 0.60	04-05-2019
	25,000	75,000(4)	$ 0.79	03-18-2020
	--	100,000(5)	$0.67	01-02-2021
Jenene Thomas	75,000	175,000(7)	$ 0.50	11-21-2020	--	--
	--	80,000(8)	$ 1.04	06-01-2021

(1)	These unexercisable option shares at December 31, 2011 were granted in June 2010 and vest one-third per year from June 2011 through June 2013.
(2)	These unexercisable option shares at December 31, 2011 were granted in April 2008 and vest 25% per year from April 2009 through April 2012.
(3)	These unexercisable option shares at December 31, 2011 were granted in April 2009 and vest 25% per year from April 2010 through April 2013.
(4)	These unexercisable option shares at December 31, 2011 were granted in March 2010 and vest 25% per year from March 2011 through March 2014.
(5)	These unexercisable option shares at December 31, 2011 were granted in January 2011 and vested in their entirety in January 2012.
(6)	These unexercisable option shares at December 31, 2011 were granted in October 2010 and vest one-third per year from October 2011 through October 2013.
(7)	These unexercisable option shares at December 31, 2011 were granted in November 2010 and vest 30%, 30% and 40% in November 2011, November 2012 and November 2013, respectively.
(8)	These unexercisable option shares at December 31, 2011 were granted in June 2011 and vest one-third per year from June 2012 through June 2014.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	No. of Shares Acquired on Exercise	Value Realized on Exercise ($)	No. of Shares Acquired on Vesting	Value Realized on Vesting ($)
Ashleigh Palmer	--	$--	--	$--
William Steinhauer	--	$--	5,250	$3,885
Gregory Mayes	--	$--	--	$--
Nozer Mehta	75,000	$53,625	6,150	$4,551
Jenene Thomas	--	$--	--	$--

POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL

The table below reflects the amount of compensation payable to each of the Named Executive Officers pursuant to each executive’s employment agreement, if any, in the event of termination of such executive’s employment. The amount of compensation payable to each Named Executive Officer upon termination without cause or for good reason and upon termination following a change of control is shown below. The amounts shown assume that such termination was effective as of December 31, 2011, and thus include amounts earned through such time and are estimates of the amounts that would have been paid out to the executives upon their termination at such date.  The actual amounts to be paid out can only be determined at the time of such executive’s actual separation from the Company.

Potential Payments upon Termination or a Change in Control

	Termination for Cause	Resignation or Retirement	Termination Without Cause, for Good Reason, or Upon a Change in Control
Name	Unused Accrued Vacation ($)	Unused Accrued Vacation ($)	Current Salary ($)	Unused Accrued Vacation ($)	Stock Option Acceleration ($)(2)	COBRA Benefits ($)		Total ($)
Ashleigh Palmer (1)	29,231	29,231	174,359	29,231	--	5,674	(3)	209,264
William Steinhauer	24,861	24,861	49,722	24,861	--	2,603	(3)	77,186
Gregory Mayes (1)	14,269	14,269	88,333	14,269	--	7,539	(4)	110,141
Nozer Mehta	28,269	28,269	56,538	28,269	--	5,304	(3)	90,111
Jenene Thomas (1)	6,490	6,490	75,000	6,490	3,000	7,508	(4)	91,998

(1)	See below description of employment agreements in section entitled “Employment Agreements.”
(2)
Represents the intrinsic value of the outstanding options that would be accelerated upon either termination without cause or upon a change in control, calculated as the difference between the closing market price of our common stock on December 30, 2011, $0.53, and the exercise price of the in-the-money stock option.

(3)	Represents the health coverage benefits to be paid for 3 months.
(4)	Represents the health coverage benefits to be paid for 4 months.

Employment Agreements

Ashleigh Palmer

On June 8, 2011, the Company entered into an employment agreement with Ashleigh Palmer.  The Agreement, pursuant to which Mr. Palmer will serve as the Company’s CEO, provides for a one year term and establishes Mr. Palmer’s annual salary as $400,000.

Furthermore, pursuant to the Agreement, Mr. Palmer will receive a lump sum bonus of $250,000 if beginning during the Term the closing price of the Company’s Common Stock on the Over-the-Counter Bulletin Board (or whatever market on which such stock is trading) is $2.00 per share or greater for sixty consecutive trading days.  Mr. Palmer is also permitted to participate in the Company’s regular bonus program and employee benefit plans.

The Agreement provides that upon (a) termination of Mr. Palmer’s employment by the Company for any reason other than cause (as defined in the Agreement), (b) Mr. Palmer’s resignation upon sixty days advance written notice within sixty days of a change of control of the Company or (c) Mr. Palmer’s resignation for good reason (which is defined to mean the Company’s failure to employ Mr. Palmer in an executive position, a material diminution of Mr. Palmer’s salary and benefits in the aggregate or a 75 mile or more relocation of Mr. Palmer’s regular work location), (i) the Company will make a severance payment to Mr. Palmer equal to the greater of (x) the unpaid portion of his annual salary for the remainder of the Term or (y) three months of his then-current annual base salary, payable in accordance with the regular payroll cycle of the Company, and (ii) the Company will pay the applicable premiums for coverage of Mr. Palmer and his family under the Company’s health plans for three months immediately following the date of his termination, provided he timely and properly elects continuation of such coverage under COBRA and remains eligible for such coverage. In addition, if Mr. Palmer’s employment is terminated by the Company for any reason other than cause, one-third of the Option will vest.

The Agreement also contains a non-disparagement clause, as well as non-competition and non-solicitation clauses that apply for one year following Mr. Palmer’s termination of employment for any reason, and obligates Mr. Palmer to maintain the confidentiality of any business or scientific information that he receives during the course of his employment.

Gregory Mayes

On October 4, 2010, the Company appointed Gregory Mayes as the Company’s Vice President, Corporate Development and General Counsel and he also serves as the Company’s Secretary.  In connection with his appointment, the Company entered into an employment agreement effective October 4, 2010 with Mr. Mayes (the “Mayes Agreement”).  The Mayes Agreement provides an annual salary of $265,000 and options to purchase 600,000 shares of the Company’s Common Stock exercisable at the closing price of the Company’s Common Stock as of October 4, 2010.  One-third of the option will vest on each of the first, second and third year anniversaries of October 4, 2010, provided that Mr. Mayes remains employed by the Company through each vesting date.  The option will be exercisable (to the extent vested) until October 3, 2020. The Mayes Agreement provides that upon (a) termination of Mr. Mayes’ employment by the Company for any reason other than cause (as defined in the Mayes Agreement), Mr. Mayes will receive four (4) months of his then-current annual base salary, payable in accordance with the regular payroll cycle of the Company, and (ii) the Company will pay the applicable premiums for coverage of Mr. Mayes and his family under the Company’s health plans for four months immediately following the date of his termination, provided he timely and properly elects continuation of such coverage under COBRA and remains eligible for such coverage.   In addition, if Mr. Mayes’ employment is terminated by the Company for any reason other than cause, one-third of the option granted to him on October 4, 2010 will immediately vest and will remain exercisable until the earlier of three years following his termination of employment and October 3, 2020.  The Mayes Agreement also contains a non-disparagement clause.

Jenene Thomas

On November 22, 2010, the Company appointed Jenene Thomas as the Company’s Vice President, Investor Relations and Corporate Communications.  In connection with her appointment, the Company entered into an employment agreement effective November 22, 2010 with Ms. Thomas (the “Thomas Agreement”).  The Thomas Agreement provides an annual salary of $225,000 and options to purchase 250,000 shares of the Company’s Common Stock exercisable at the closing price of the Company’s Common Stock as of November 22, 2010.  Seventy-five thousand (75,000) options will vest on each of the first and second anniversaries of November 22, 2010 and 100,000 options will vest on the third anniversary of November 22, 2010, provided that Ms. Thomas remains employed by the Company through each vesting date.  The option will be exercisable (to the extent vested) until November 21, 2020. The Thomas Agreement provides that upon (a) termination of Ms. Thomas’ employment by the Company for any reason other than cause (as defined in the Thomas Agreement), Ms. Thomas will receive four (4) months of her then-current annual base salary, payable in accordance with the regular payroll cycle of the Company, and (ii) the Company will pay the applicable premiums for coverage of Ms. Thomas and her family under the Company’s health plans for four months immediately following the date of her termination, provided she timely and properly elects continuation of such coverage under COBRA and remains eligible for such coverage.   In addition, if Ms. Thomas’ employment is terminated by the Company for any reason other than cause, 100,000 options granted to her on November 22, 2010 will immediately vest and will remain exercisable until the earlier of three years following her termination of employment and November 21, 2020.  The Thomas Agreement also contains a non-disparagement clause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Executive compensation for 2011 was determined by the Compensation Committee of the Company, which, at the time, consisted of Zvi Eiref (retired April 1, 2012), Marvin Miller (retired October 28, 2011) and Joel Tune.  Theron Odlaug was appointed to the Compensation Committee in September 2011 and Thomas Sabatino, Jr. was appointed to the Compensation Committee in November 2011.   No member of the Compensation Committee currently serves as an officer of the Company or was an employee of the Company in 2011 or an officer of the Company at any time. There are no compensation committee interlocks between the Company and any other entity involving the Company’s or such entity’s executive officers or board members. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Compensation Committee. In addition, none of our executive officers serves as a member for the compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors

No member of the Compensation Committee had a relationship during the 2011 fiscal year that requires disclosure under Item 404 of Regulation S-K.

Director Compensation

Independent directors received an annual retainer in 2011 of $18,000, as well as a fee of $1,200 for each Board of Directors meeting attended and $600 for any Board of Directors meeting conducted via conference call. Independent Board members earn additional compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees as follows: $400 per committee conference call, $800 per meeting of the committee if such meeting is convened solely to transact committee business, or $400 per meeting if such meeting is convened on a date or in conjunction with other activities of the Company or its Board of Directors or other committees for purposes in addition to committee business. In addition, the Chairmen of the Audit, Compensation and Nominating and Corporate Governance Committees receive annual retainers of $10,000, $6,000 and $6,000, respectively, in addition to the annual Board retainer. The Lead Director receives an additional retainer of $8,000.  During 2011, all retainers were paid in Unigene Common Stock.

All directors are eligible to receive grants under the 2006 Plan. Allowable grants under the 2006 Plan include stock options, phantom stock, stock appreciation rights, restricted stock and deferred stock. Options granted under the 2006 Plan generally have a ten-year term and an exercise price equal to the market price of the Common Stock on the date of the grant. Specific grants to directors are not mandated under the 2006 Plan. Upon the recommendation of the Compensation Committee following the adoption of the 2006 Plan, the Board of Directors adopted the policy that each non-employee director will receive, (1) on the date of his initial election, an option to purchase 30,000 shares of Common Stock (an “Initial Option”), (2) on May 1st of each year, an option to purchase 20,000 shares of Common Stock if he or she has served as a non-employee director for at least six months prior to the May 1st grant (an “Additional Option”), and (3) on May 1st of each year a grant of 10,000 shares of restricted stock that has a one-year vesting period if he or she has served as a non-employee director for at least six months prior to the May 1st grant. Generally, each Initial Option will vest in equal installments of 1/3 over a period of three years, commencing on the date of the grant, and each Additional Option will vest in its entirety on the first anniversary of the date of grant.  In addition, on May 1st of each year, in consideration of his services as Chairman of the Board, Richard Levy receives an annual stock option grant to purchase 75,000 shares of Common Stock.  These stock options have a one-year vesting period.

Director Summary Compensation Table

The table below summarizes the fees earned by directors for the fiscal year ended December 31, 2011.

Name(1)(9)	Fees Earned or Paid in Cash($)(2)	Stock Awards($)(3)		Option Awards($)(4)	All Other Compensation($)		Total($)
Allen Bloom*	$11,800	$48,400	(5)(6)	$14,105	--		$74,305
Zvi Eiref*	$15,400	$36,400	(5)(7)	$14,105	--		$65,905
Richard Levy*	$--	$--		$52,892	--		$52,892
Marvin L. Miller*	$13,000	$36,400	(5)(7)	$14,105	--		$63,505
Theron Odlaug(8)*	$4,600	$--		$14,742	--		$19,342
Thomas Sabatino Jr.(8)*	$800	$--		$16,772	--		$17,572
Joel Tune*	$11,600	$30,400	(5)(10)	$14,105	$4,125	(11)	$60,230

*	Non-employee director
(1)
The following individuals ended their service as directors of the Company on the following dates: (i) Allen Bloom – November 1, 2011; (ii) Marvin Miller – October 28, 2011; and (iii) Zvi Eiref – April 1, 2012.

(2)	Reflects Board of Director and committee meeting fees paid in cash for fiscal year 2011 described above under “Director Compensation.”
(3)
The amounts in this column include the grant date fair value of restricted stock in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation. Fair value is calculated using the closing price of our Common Stock on the date of grant. See Note 19 of the financial statements in the Company’s Annual Report for the year ended December 31, 2011 regarding assumptions underlying valuation of equity awards. The amounts also include the grant date fair value of annual retainers and Lead Director and committee chairman fees paid in stock for fiscal year 2011 described above under “Director Compensation.” These shares, which were granted under the 2006 Plan, vested immediately and are not restricted.
At December 31, 2011, the aggregate number of shares of Common Stock held by each director was as follows: Zvi Eiref 187,424; Richard Levy 9,147,464; Theron Odlaug 10,000; Ashleigh Palmer 60,000; Thomas Sabatino, Jr. 100,000; and Joel Tune 45,192.

(4)
Amounts are calculated in accordance with the provisions of ASC 718. See Note 19 in the financial statements of the Company’s Annual Report for the year ended December 31, 2011 regarding assumptions underlying valuation of equity awards. These figures represent the grant date fair value of stock options to purchase shares of our Common Stock, which were awarded to all non-employee directors in May 2011; to Theron Odlaug in September 2011; and to Thomas Sabatino, Jr. in November 2011.
At December 31, 2011, the aggregate number of stock options outstanding for each director was as follows: Zvi Eiref 70,000; Richard Levy 150,000; Theron Odlaug 30,000; Ashleigh Palmer 2,000,000; Thomas Sabatino, Jr. 30,000; and Joel Tune 50,000.

(5)	Includes 10,000 shares of Common Stock granted as restricted stock on May 1, 2011 with a grant date fair market value of $12,400. These shares vest in one year from the date of grant.
(6)
Includes 23,077 shares of Common Stock granted on January 5, 2011 and 17,308 shares of Common Stock granted on July 6, 2011 as Board retainer fees with a grant date fair market value of $18,000 for each grant.

(7)
Includes 15,385 shares of Common Stock granted on January 5, 2011 and 11,538 shares of Common Stock granted on July 6, 2011 as Board retainer fees with a grant date fair market value of $12,000 for each grant.

(8)	Theron Odlaug and Thomas Sabatino, Jr. were elected as directors of the Company on September 6, 2011 and November 14, 2011, respectively.
(9)	See Summary Compensation Table for disclosure related to Ashleigh Palmer who served as CEO of the Company during 2011.
(10)
Includes 11,538 shares of Common Stock granted on January 5, 2011 and 8,654 shares of Common Stock granted on July 6, 2011 as Board retainer fees with a grant date fair market value of $9,000 for each grant.

(11)	Consists of consulting fees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The table below summarizes the status of our equity compensation plans at December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,027,950	$1.09	3,064,775
Equity compensation plans not approved by security holders(1)	60,000	$2.13	—

Total	8,087,950	$1.10	3,064,775

(1) Represents warrants issued to outside consultants for services rendered.

SECURITY OWNERSHIP

The following tables set forth information concerning the beneficial ownership of Common Stock by each director and nominee for director of the Company, each Named Executive Officer and the persons who are known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock. In each table, the number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission (Rule 13d-3(d)(1) under the Exchange Act) and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares to which an individual or entity has the right to acquire beneficial ownership within 60 days of April 2, 2012, through the exercise of any warrant, stock option or other right. The inclusion in this calculation of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable. As of April 2, 2012, there were 95,374,927 outstanding shares of Common Stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning the persons who are known by the Company to own beneficially more than 5 percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership		Percentage of Outstanding Shares
Victory Park Credit Opportunities Master Fund, Ltd. VPC Fund II, L.P. 227 West Monroe St., Ste. 3900, Chicago, IL 60606	72,186,002	(1)	45.6%
Wynnefield Partners Small Cap Value, L.P. 450 Seventh Avenue, Suite 509, New York, NY 10123	6,780,200	(2)	7.1%

(1)
Victory Park Credit Opportunities Master Fund, Ltd. (“VPCOMF”) and Victory Park Capital Advisors, LLC (“VPCA”), as the investment manager for VPCOMF, each has shared voting and dispositive power for 49,351,927 of the reported shares. VPC Fund II, L.P. (“VPC Fund Onshore”) and Victory Park GP II, LLC, as the general partner of the VPC Fund Onshore, each has shared voting and dispositive power for 11,641,962 of the reported shares.  VPC Intermediate Fund II (Cayman), L.P. (“VPC Fund Offshore”) and Victory Park GP II, LLC, as the general partner of the VPC Fund Offshore, each has shared voting and dispositive power for 11,192,113 of the reported shares. Jacob Capital, L.L.C., as the manager of each of VPCA and Victory Park GP II, LLC, and Richard Levy, as the sole member of Jacob Capital, L.L.C., each has shared voting and dispositive power for all of the reported shares. Assumes conversion of the $44,126,977 in convertible notes, including all accrued interest as of April 2, 2012, into 63,038,539 shares of Unigene Common Stock.  See "Certain Relationships and Related Transactions - Related Party Transactions - Notes Payable - Victory Park" below.

(2)
Based on information contained in a Questionnaire for Directors, Executive Officers and 5% Stockholders dated April 2, 2012 completed by the Wynnefield Reporting Persons, each of whom has shared voting and dispositive power for the reported shares. The “Wynnefield Reporting Persons” are Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P. I, Nelson Obus and Joshua Landes. Messrs. Obus and Landes each disclaim any beneficial ownership of these shares. The Wynnefield Reporting Persons are each separate and distinct entities with different beneficial owners (whether designated as limited partners or stockholders).

As noted above, Victory Park’s beneficial ownership amount in the preceding table includes the shares of Common Stock issuable upon conversion of the convertible notes previously issued to Victory Park. Based on the amount of accrued interest that could be converted, as of April 2, 2012, the conversion of such Notes, pursuant to the terms and conditions therein, would result in Victory Park owning more than 45% of the Company’s issued and outstanding Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information as of April 2, 2012, concerning the beneficial ownership of Common Stock by each director of the Company, each Named Executive Officer and all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Richard Levy	72,336,002	(2)	45.6%
Ashleigh Palmer	726,666	(3)	*
Nozer Mehta	606,645	(4)	*
William Steinhauer	489,695	(5)	*
Gregory Mayes	202,000	(6)	*
Thomas Sabatino, Jr	116,245		*
Joel Tune	96,853	(7)	*
Jenene Thomas	77,000	(8)	*
Theron Odlaug	31,661		*
Jack Wyszomierski	--		*

Officers and Directors as a Group (12 persons)	75,192,367	(9)	46.8%

*	Less than one percent
(1)	Unless otherwise noted, each person or group member has reported sole voting and sole dispositive power with respect to securities shown as beneficially owned by him.
(2)
As reported in the Security Ownership of Certain Beneficial Owners table above, 72,186,002 of the reported securities are beneficially owned directly by VPCOMF and VPC Fund and indirectly by (i) VPCA, as the investment manager for VPCOMF, (ii) Victory Park GP II, LLC, as the general partner of the VPC Fund, (iii) VPCA, as the investment manager of VPCOMF, (iv) Jacob Capital, L.L.C., as the manager of VPCA, and (v) Richard Levy, as the sole member of Jacob Capital, L.L.C. Assumes conversion of the $38,018,750 in convertible notes, plus accrued interest as of April 2, 2011, into 63,038,539 shares of Unigene Common Stock. Includes 150,000 shares of Common Stock that Richard Levy has the right to acquire pursuant to stock options that are exercisable immediately or within 60 days.

(3)	Includes 666,666 shares of Common Stock that Ashleigh Palmer has the right to acquire upon the exercise of stock options that are exercisable either immediately or within 60 days.
(4)	Includes 403,750 shares of Common Stock that Nozer Mehta has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.
(5)	Includes 404,000 shares of Common Stock that William Steinhauer has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.
(6)	Includes 200,000 shares of Common Stock that Gregory Mayes has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.
(7)	Includes 30,000 shares of Common Stock that Joel Tune has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.
(8)	Includes 75,000 shares of Common Stock that Jenene Thomas has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.
(9)
Includes an aggregate of 2,424,416 shares of Common Stock that such persons have the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days. Assumes conversion of the $38,018,750 in convertible notes, plus accrued interest as of April 2, 2011, into 63,038,539 shares of Unigene Common Stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions.

Notes Payable – Victory Park

On September 30, 2008, we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note. Richard Levy (no relation to the Levys), our Chairman of the Board, is the Managing Principal and Founder of Victory Park. We received net proceeds of $14,372,000 after fees and closing expenses paid as of September 30, 2008. On May 22, 2009, we drew down the remaining $5,000,000 available under this agreement. These term notes were purchased by Victory Park at a three percent (3%) discount to the face amount and we received net proceeds of $4,803,000 after fees and closing expenses. Pursuant to the financing agreement, we issued an aggregate of 1,500,000 shares of Common Stock to Victory Park. Subsequently, pursuant to a Warrant Exchange Agreement, dated as of October 19, 2009, with Victory Park, we issued 300,000 shares of Common Stock to Victory Park in exchange for Victory Park’s surrender of a warrant to purchase 1,000,000 shares of Common Stock.

During January 2009 and February 2010, respectively, we repaid approximately $463,000 and $180,000 in principal in accordance with mandatory prepayment terms. There were no such payments in 2011.

These notes bore interest through March 16, 2010 at the prime rate plus seven percent (7%), subject to a floor of 14% per annum and a cap of 18% per annum. In conjunction with this financing, loans held by the Levys were subordinated to the Victory Park notes. We pledged all of our current and future assets, including intellectual property, as collateral under the Victory Park notes.

In March 2010, we entered into an amended and restated financing agreement with Victory Park. The restated financing agreement amends and restates in its entirety and replaces the financing agreement dated as of September 30, 2008.

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes in exchange for the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and additional net proceeds of approximately $13,642,000 (before debt issuance costs). These convertible notes were purchased at a two percent (2%) discount to the face amount. Total fees and expenses at closing were approximately $2,007,000 and were expensed as incurred and reported on our Statement of Operations as debt issuance costs because the financing was considered a troubled debt restructuring due to our financial condition. We therefore received net cash proceeds of approximately $11,635,000. The balance of deferred financing costs ($99,000 at December 31, 2011) and note discount ($3,945,000 at December 31, 2011) from the 2008, 2009 and 2010 Victory Park financings are being amortized over the three-year term of the new convertible notes to interest expense on a straight-line basis which approximates the effective interest rate method. In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3,000,000 aggregate principal amount of convertible notes at one subsequent closing. The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes. After the first anniversary of the first closing, under certain circumstances, we have the right to prepay up to $10,642,472 (this was reduced from $13,642,472 in conjunction with the forbearance agreement described below) of the convertible notes at a price equal to 110% of the convertible notes being repaid plus accrued and unpaid interest, subject to customary conditions. The convertible notes are secured by a first priority lien on all of our current and future assets. The convertible notes will accrue interest at a rate per annum equal to the greater of the prime rate plus five percent (5%) and 15%, which, in the absence of an event of default, shall be capitalized and added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date. As a result, in 2011, $5,018,750 in accrued interest was reclassified from long-term accrued interest to long-term notes payable.

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

Pursuant to the amended and restated registration rights agreement executed in connection with the March 2010 financing, we filed a registration statement with the SEC registering the resale of the shares currently or to be held by Victory Park including the conversion shares, which registration statement was declared effective on July 13, 2010 and as amended on April 21, 2011. We agreed to keep the registration statement effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144 and (ii) the date on which all of the registrable securities covered by such registration statement have been sold. If on any day after the effective date of the registration statement, sales of all of the registrable securities cannot be made (other than during an allowable grace period) pursuant to the registration statement (including because of a suspension or delisting of the Common Stock on its principal market or a failure to register a sufficient number of shares of Common Stock), then as partial relief for the damages to any holder of registrable securities we shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of the aggregate value of such holder’s registrable securities required to be included in such registration statement on the initial date of such failure and on every 30th day thereafter (pro-rated for periods totaling less than 30 days) until such failure is cured.  These damages do not have a maximum limitation.

In addition, pursuant to the restated financing agreement, in March 2010, Richard Levy became a member of the Board, Chairman of the Board and a member of our Nominating and Corporate Governance Committee. Victory Park has the right, subject to certain conditions, to designate an individual to fill the current vacant seat on the Board. That individual (the “VPC Designee”) will become a member of the Board’s Compensation Committee and Audit Committee. Moreover, we agreed that until such time as (i) the aggregate principal amount outstanding under the senior secured convertible notes issued to Victory Park is less than $5,000,000 and (ii) Victory Park beneficially owns less than 20% of the issued and outstanding shares of our Common Stock, our Nominating and Corporate Governance Committee shall take all actions reasonably necessary to recommend the nomination of, and the Board shall nominate for reelection to the Board, Richard Levy and the VPC Designee (or substitutes or replacements designated by Victory Park).

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

DIRECTOR INDEPENDENCE

The Board of Directors has determined that the following directors are independent under the listing standards of the Nasdaq Stock Market, LLC:  Theron Odlaug, Thomas Sabatino, Jr., Joel Tune and Jack Wyszomierski.

Item 14.  Principal Accounting Fees and Services.

Audit Fees. During the fiscal years ended December 31, 2011 and December 31, 2010, the fees billed by Grant Thornton LLP, independent public accountants (“Grant Thornton”), for the audit of the Company’s financial statements for such fiscal years and for the reviews of the Company’s interim financial statements were approximately $367,000 and $515,000, respectively.

Audit-Related Fees and Tax Fees. During the fiscal years ended December 31, 2011 and December 31, 2010, Grant Thornton did not bill the Company for any audit-related fees. They did provide tax services in the amount of $19,000 in 2010 related to the Company’s successful applications under the IRS Qualifying Therapeutic Discovery Project.  For 2011, Grant Thornton did not provide any tax services to the Company.

All Other Fees. During the fiscal years ended December 31, 2011 and December 31, 2010, Grant Thornton did not provide any professional services other than audit services and tax services to the Company.

The Audit Committee retains the auditors and pre-approves all audit and non-audit services which included 100% of the fees described above.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.

(a) Financial Statements.

The Financial Statements and Supplementary Data were listed under Item 8 of the Form 10-K.

(b) Exhibits.

See Index to Exhibits which appears on Pages 19-24.

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

Exhibit Number	Description
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
10.73
Master Agreement for Joint Development Vehicle by and between Unigene Laboratories, Inc., and Nordic Bioscience Clinical Development A/S, dated as of October 5, 2011 (incorporated by reference from Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.74
Common Stock Purchase and Option Agreement dated as of October 5, 2011, by and between Unigene Laboratories, Inc., and Den Danske Forskningsfond (incorporated by reference from Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

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

23.1	Consent of Grant Thornton LLP (incorporated by reference from Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).
23.2	Consent of Ernst & Young LLP (incorporated by reference from Exhibit 23.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).
24.1	Power of Attorney (incorporated by reference from Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).
31.1
Certification by Ashleigh Palmer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

31.1(a)	Certification by Ashleigh Palmer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1.
31.2
Certification by William Steinhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

31.2(a)	Certification by Brian Zietsman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1.
32.1
Certification by Ashleigh Palmer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

Exhibit Number	Description
32.2
Certification by William Steinhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

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

UNIGENE LABORATORIES, INC.

April 30, 2012	/s/ Ashleigh Palmer
Ashleigh Palmer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2012	/s/ Ashleigh Palmer
Ashleigh Palmer, President, Chief Executive Officer and Director (Principal Executive Officer)

April 30, 2012	/s/ William Steinhauer
William Steinhauer, Vice President of Finance (Principal Accounting Officer)

April 30, 2012	/s/ Brian Zietsman
Brian Zietsman, Executive Director, Finance (Principal Financial Officer)

April 30, 2012	/s/ Richard Levy
Richard Levy, Chairman of the Board

April 30, 2012	/s/ Theron Odlaug
Theron Odlaug, Director

April 30, 2012	/s/ Thomas Sabatino, Jr.
Thomas Sabatino, Jr., Director

April 30, 2012	/s/ Joel Tune
Joel Tune, Director

April 30, 2012	/s/ Jack Wyszomierski
Jack Wyszomierski, Director