Form 10-Q
period 2012-03-31
UNIGENE LABORATORIES INC
filed 2012-05-10
CIK 352747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 0-16005

Unigene Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2328609
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

81 Fulton Street, Boonton, New Jersey	07005
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(973) 265-1100

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☒ .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value – 95,374,927 shares as of April 26, 2012

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Balance Sheets
March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,729,829	$4,681,683
Accounts receivable	643,927	2,854,038
Accounts receivable – Tarsa	191,930	8,193
Inventory, net	1,418,630	1,283,550
Due from former China Joint Venture partner	600,000	600,000
Prepaid expenses and other current assets	280,930	862,761
Total Current Assets	6,865,246	10,290,225
Noncurrent inventory	1,799,569	1,946,647
Property, plant and equipment, net	3,052,489	2,977,058
Patents and other intangibles, net	2,006,707	2,020,458
Other assets	355,663	440,307
Total Assets	$14,079,674	$17,674,695
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,263,201	$1,472,925
Accrued expenses	1,580,641	2,094,449
Accrued interest – Victory Park	6,071,713	--
Current portion – Deferred licensing revenues	1,450,761	1,262,622
Current portion – Deferred gain on sale/leaseback	116,760	116,760
Current portion – Capital lease obligations	35,356	--
Note payable – Victory Park, net of discount of $3,128,980 at March 31, 2012	34,889,770	--
Notes payable – Levys	750,000	750,000
Total Current Liabilities	46,158,202	5,696,756

Note payable – Victory Park, net of discount of $3,945,124 at December 31, 2011	--	34,073,626
Notes payable – Levys	13,987,518	13,987,518
Accrued interest	7,676,074	11,827,982
Deferred licensing revenues, excluding current portion	5,846,920	6,101,287
Deferred gain on sale/leaseback, excluding current portion	603,293	632,483
Capital lease obligations, excluding current portion	57,263	--
Deferred compensation	505,125	492,851
Total Liabilities	74,834,395	72,812,503
Commitments and Contingencies
Stockholders’ Deficit:
Common Stock – par value $.01 per share, authorized 275,000,000 shares; issued 95,374,927 shares at March 31, 2012 and 95,215,599 at December 31, 2011	953,749	952,156
Additional paid-in capital	132,809,046	132,415,958
Accumulated deficit	(194,517,516)	(188,505,922)
Total Stockholders’ Deficit	(60,754,721)	(55,137,808)
Total Liabilities and Stockholders’ Deficit	$14,079,674	$17,674,695

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Condensed Statements of Operations
Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Product Sales	$646,147	$647,315
Royalties	348,744	514,197
Licensing Revenue	262,689	562,689
Development Fees and Other	165,628	238,974
Tarsa Revenue	328,075	162,634
Total Revenue	1,751,283	2,125,809

Operating Expenses:
Research and Development	1,258,659	2,421,128
Cost of Goods Sold	246,357	264,898
General and Administrative	2,093,172	1,973,678
Unallocated Facility Expenses	859,113	750,057
Severance and Other Related Expenses	--	349,980
Total Operating Expenses	4,457,301	5,759,741

Operating Loss	(2,706,018)	(3,633,932)

Other Income (Expense):
Interest and Other Income	80,433	27,695
Interest Expense	(2,762,195)	(2,736,216)
Loss from Investment in Tarsa	(650,571)	--
Loss from Investment in former China Joint Venture	--	(302,855)

Loss Before Income Taxes	(6,038,351)	(6,645,308)
Income Tax Benefit, primarily from refund of federal tax credits	26,757	--

Net Loss	$(6,011,594)	$(6,645,308)

Loss Per Share – Basic and Diluted:
Net Loss Per Share	$(0.06)	$(0.07)

Weighted Average Number of Shares Outstanding – Basic and Diluted	95,314,825	92,460,582

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Condensed Statement of Stockholders’ Deficit
Three Months Ended March 31, 2012 (Unaudited)

	Common Stock
	No. Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2012	95,215,599	$952,156	$132,415,958	$(188,505,922)	$(55,137,808)
Stock Issued in Lieu of Director Fees	117,328	1,173	63,827	--	65,000
Recognition of Restricted Stock Compensation Expense	--	--	6,198	--	6,198
Recognition of Stock Option Compensation Expense – Employees and Directors	--	--	310,889	--	310,889
Recognition of Stock Option Compensation Benefit – Consultants	--	--	(516)	--	(516)
Exercise of Stock Options	42,000	420	12,690	--	13,110
Net Loss	--	--	--	(6,011,594)	(6,011,594)
Balance, March 31, 2012	95,374,927	$953,749	$132,809,046	$(194,517,516)	$(60,754,721)

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Condensed Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,011,594)	$(6,645,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(365,617)	(602,854)
Gain on sale/leaseback	(29,190)	--
Amortization of debt discounts and deferred financing fees	836,685	836,691
Non-cash equity compensation	381,571	668,332
Depreciation and amortization of long-lived assets	230,322	175,150
Loss on investment in Tarsa	650,571	--
Loss on investment in former China Joint Venture	--	302,855
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,026,374	113,915
Decrease in inventory	11,998	216,080
Decrease in other assets	645,938	160,362
Decrease in accounts payable and accrued expenses	(723,538)	(1,161,041)
Increase in deferred revenue	299,390	37,600
Increase in accrued interest - stockholders	1,919,805	1,895,573
Increase in deferred compensation	12,275	13,564
Net cash used in operating activities	(115,010)	(3,989,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Tarsa	(650,571)	--
Purchase of equipment and furniture	(107,177)	(5,382)
Increase in patents and other intangibles	(65,053)	(55,795)
Net cash used in investing activities	(822,801)	(61,177)
CASH FLOWS FROM FINANCING ASSETS:

Repayment of capital lease	(27,153)	--
Proceeds from exercise of stock options	13,110	--
Net cash used in financing activities	(14,043)	--
Net decrease in cash and cash equivalents	(951,854)	(4,050,258)
Cash and cash equivalents at beginning of period	4,681,683	12,200,800
Cash and cash equivalents at end of period	$3,729,829	$8,150,542

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Purchase of equipment through capital lease	$119,772	$--
Cash payments:
Cash paid for interest	--	--
Cash paid for income taxes	--	--

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Notes to Condensed Financial Statements
March 31, 2012
(Unaudited)

NOTE A – LIQUIDITY

At March 31, 2012, we had cash and cash equivalents of $3,730,000, a decrease of $952,000 from December 31, 2011. The cash balance at March 31, 2012 is prior to our payment of approximately $489,000 in accounts payable on April 4, 2012.  We have incurred annual operating losses since our inception, including a loss of $6,012,000 during the quarter ended March 31, 2012, and, as a result, at March 31, 2012, had an accumulated deficit of approximately $195,000,000.

As of March 31, 2012, the Company’s total principal debt was approximately $52.8 million. Under the restated financing agreement with Victory Park Management, LLC (together with its affiliates, Victory Park), (see Note H), we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters. In the event the Company is able to achieve management’s projected cash flow forecasts, there is still a risk that it may be in violation of its covenants with Victory Park. Any such default could result in the Company’s debt owed to Victory Park becoming currently due.   In any event, all remaining principal and interest to Victory Park is due and payable in March 2013, and all remaining principal and interest to the Levys, former executive officers and directors of Unigene, is due and payable in June 2013.  See “Liquidity and Capital Resources” below and Notes G, H and I to the condensed financial statements for a more detailed description.

Based upon management’s projections, we believe our current cash should be sufficient to support current operations through the end of 2012. However, our ability to meet these projections will require us to maintain or generate cash proceeds from Fortical sales and royalties, fee-for-service feasibility studies, milestone payments from existing agreements or upfront licensing fees from new agreements or from fund raising activity. Based on the foregoing, one of our priority challenges is to address our current debt and restructure our balance sheet.  As a result, we are currently exploring various alternatives, including financing, debt restructuring and partnering options.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008, and has continued into 2012. These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The credit crisis may continue for the foreseeable future. In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products and technologies could differ from our current expectations.

Due to our limited financial resources, any further significant decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license, feasibility or distribution agreements for our products or technologies or loss of patent protection, ability to sell additional shares of our common stock, or ability to not violate our covenants with Victory Park could have a material adverse effect on our cash flow and operations (see Notes D, E, J, N,  and R).

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into new significant revenue generating license or other arrangements in the near-term, we will need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our financing agreement with Victory Park (see Note H) or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our cash requirements over the long term will require the successful commercialization of one or more of our biotechnologies or our licensees’ oral or nasal calcitonin products, our oral parathyroid hormone (PTH) product, the obesity program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any of these products other than Fortical will be approved or will be commercially successful. The amount of future revenue we will derive from Fortical is also uncertain.

In December 2011, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand. Under the comprehensive plan, we are continuing Fortical production and maintaining all of our core programs and partnered activities while decreasing cash expenditures. Since we currently maintain an adequate inventory of calcitonin and enzyme to support Fortical, we are continuing to suspend manufacturing of those materials at our Boonton facility. However, we are maintaining the cGMP status of the facility and the ability to manufacture peptides at that location. Implementation of the restructuring plan resulted in an immediate company-wide workforce reduction of approximately 25%. Our cash requirements in 2012 to operate our research and peptide manufacturing facilities and develop our products are expected to decrease from 2011 due to our December 2011 restructuring.

Cash received during the first quarter of 2012 was primarily from Fortical sales and royalties received under our agreement with Upsher-Smith Laboratories, Inc. (USL); accounts receivable collected from GlaxoSmithKline (GSK) for work performed in 2011; as well as from development work and fee-for-service feasibility studies for various companies, including Tarsa Therapeutics, Inc. (Tarsa). Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone and other payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from our stockholders and Victory Park, (5) the sale of our common stock and (6) Fortical sales and royalties. In 2011, we divested our equity interest in our former China Joint Venture as well as our SDBG program, which may result in additional sources of cash in the future. We cannot be certain that any of these cash sources will continue to be available to us in the future. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues. We believe that in 2012 we will generate cash to apply toward funding our operations through Fortical sales and royalties; from anticipated receipt of licensing fees and revenue generated from fee-for-service feasibility studies; from other corporate development activities; and from our former China Joint Venture partner. We expect to generate cash in the long term on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue from future licensed products and technologies and, possibly, from the sale of common stock. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides, including PTH and our obesity peptide, and for our peptide manufacturing technology. In October 2011, we announced our decision to establish a Joint Development Vehicle with Nordic Bioscience (see Note N). However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Refer to the financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2011, including the accompanying Report of Independent Registered Public Accounting Firm, dated March 15, 2012, of Grant Thornton LLP. The condensed financial statements included in this Form 10-Q have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any interim period. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

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

In May 2011, an update to guidance was issued clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. This amendment was effective as of January 1, 2012. The adoption of the amended guidance did not have a significant effect on our financial statements.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

NOTE C - GLAXOSMITHKLINE AGREEMENT

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement of development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. GSK reimbursed us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and was to pay us a royalty at a rate in the low to mid-teens based on its worldwide sales of the product. An aggregate of $16,000,000 in up-front and milestone payments has been received from inception through termination in December 2011, including the two $4,000,000 payments received in December 2010 and May 2011, described below. We have also received an additional $7,500,000 from GSK for PTH sales and in support of our PTH development activities from inception through December 2011.

In December 2010, we entered into an amended and restated exclusive worldwide license agreement with GSK (the Amended License Agreement) and we received $4,000,000 for Phase 2 development costs. This revenue was recognized in full through December 2011 due to the termination of the Amended License Agreement. We recognized $250,000 of revenue under this milestone in the first quarter of 2011.

We received an additional $4,000,000 in May 2011 due to the completion of Phase 2 patient enrollment in April 2011. This milestone was also recognized in full through December 2011 due to the termination of the agreement. We recognized $7,950,000 of revenue under these two milestones in 2011 and $50,000 in 2010.

On August 3, 2011, we entered into a Development Services and Clinical Supply Agreement (the Development Agreement) with GSK. Under the terms of the Development Agreement, we received approximately $2,000,000 in payments from GSK for certain development and manufacturing activities related to the active pharmaceutical ingredient and finished drug product of an oral PTH analog. This agreement has also been terminated.

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

In December 2011, we terminated the Amended License Agreement and related development services and clinical supply agreement with GSK. The termination of these agreements followed notification by GSK of its decision not to proceed based on its internal evaluation criteria. As a result, we regained the exclusive worldwide rights to our oral PTH program with no financial obligations to GSK. We will now seek to publish the full data set of the statistically significant Phase 2 results in a scientific journal and appropriate scientific conferences in 2012 and we intend to commercialize the oral PTH program.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. There are no potential milestone payments remaining under this agreement. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the Food and Drug Administration (FDA) and launched by USL in August 2005. Revenue for the three months ended March 31, 2012 consisted of $646,000 in sales to USL and $349,000 in royalties from USL. Revenue for the three months ended March 31, 2011 consisted of $647,000 in sales to USL and $514,000 in royalties from USL. At March 31, 2012, our accounts receivable from USL were approximately $505,000. From August 2005 through March 2012, we have recognized an aggregate of $45,501,000 in Fortical sales and $27,074,000 in Fortical royalties. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectability. Royalty revenue, computed in a range from the transfer price of product to USL to a royalty rate in the mid-thirties depending on the circumstances, is earned on net sales of Fortical by USL and is recognized in the period Fortical is sold by USL. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. Pursuant to an amendment effected in 2009, there are no net sales minimums in the agreement. In December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to steadily decline. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment. The term of the USL agreement shall continue through the expiration of USL’s obligation to pay royalties and continue thereafter indefinitely unless earlier terminated.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We have received an aggregate of $13,700,000 from Novartis under this agreement and there are up to $5,000,000 in potential milestone payments remaining. We will receive royalties, at rates in the single digits, on net sales of any existing or future Novartis products that contain recombinant salmon calcitonin which in the future are approved for sale by health authorities, and are manufactured by Novartis using our technology. For both the three months ended March 31, 2012 and 2011, we recognized $223,000 in licensing revenue.

Calcitonin produced by Sandoz utilizing our patented process was being used by Novartis in Phase 3 clinical trials. In October 2010, Novartis released information on a study on oral calcitonin for the treatment of osteoarthritis. The top-line results indicated that the study did not meet the first of three co-primary endpoints and results from the other two co-primary endpoints indicated clinical efficacy related to certain symptom modification. Novartis and its partner Nordic Bioscience announced their plan to continue to analyze and evaluate the results of this study and to determine appropriate next steps. In October 2011, Novartis’ collaborator announced that it had been informed by Novartis that Novartis had reviewed the first interpretable results and advised that its top line conclusions were that (a) preliminary analysis of two-year study data showed that both co-primary endpoints and secondary endpoints of the study were not met, and (b) preliminary analysis of this study data showed a positive safety profile. Additionally, a Phase 3 study of oral calcitonin in osteoporosis was completed and first interpretable results were announced in December of 2011. In December 2011, Novartis’ collaborator announced that Novartis had informed them that it would not pursue further clinical development of the investigational drug SMC021 (oral calcitonin) being studied by Nordic Bioscience (the exclusive license partner of Novartis) as a treatment option in two indications, osteoarthritis (OA) and post-menopausal osteoporosis (OP), and that it would not seek regulatory submission for SMC021 in OA or OP indications. Novartis advised that its decision to stop the clinical program of SMC021 in both indications was based in analysis and evaluation of data from three Phase 3 clinical trials (two in OA and one in OP) that showed that while SMC021 displayed a favorable safety profile, it failed to meet key efficacy endpoints in all three trials.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

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

NOTE F – INVENTORY

Inventory consisted of the following as of March 31, 2012 and December 31, 2011:

	2012	2011
Current Inventory
Finished Goods – Net of allowances of $1,148,000 and $1,151,000, respectively	$747,163	$873,341
Work-In-Process	141,425	--
Raw Materials – Net of allowances of $38,000 and $38,000, respectively	530,042	410,209

Total	$1,418,630	$1,283,550

Noncurrent Inventory
Raw Materials	$1,374,058	$1,373,545
Finished Goods	425,511	573,102

Total	$1,799,569	$1,946,647

Typically, finished goods and work-in-process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and raw materials were $1,186,000 at March 31, 2012, a decrease of $3,000 from December 31, 2011. Based upon expected future orders, $426,000 of our finished goods inventory and $1,374,000 of our raw material inventory were classified as a noncurrent asset at March 31, 2012. We expect this inventory to be fully recoverable, therefore no reserve was established. In 2010, we temporarily ceased production of calcitonin and enzyme. This cessation of production has continued into 2012.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

NOTE G – NOTES PAYABLE – LEVYS

To satisfy our short-term liquidity needs, Jay Levy, Jean Levy, Warren Levy and Ronald Levy (the Levys) from time to time (prior to 2003) made loans to us. Jay Levy, our former director, Chairman of the Board, Treasurer and Assistant Secretary, and Jean Levy are/were the parents of Warren Levy and Ronald Levy, our former executive officers and directors. Total interest expense on all Levy loans was approximately $442,000 and $412,000, respectively, for the three months ended March 31, 2012 and 2011. As of March 31, 2012, total accrued interest on all Levy loans was $7,676,074 and the principal amount of the outstanding loans by the Levys to us totaled $14,737,518, for an aggregate owed to them of $22,413,592. These loans are collateralized by secondary security interests in our equipment and certain of our patents.

In March 2010, in conjunction with the Victory Park refinancing (see Note H), the Levy loans were amended and restated to modify their terms. The amended notes, which continue to be secured by a secondary lien on certain of our equipment and certain of our United States patents and patent applications, bore interest at a rate of 9% per annum (non-compounding) from May 10, 2007 to March 17, 2010 and 12% per annum (non-compounding) thereafter. On March 10, 2011, we entered into the Settlement and Release Agreement and Amendments (the Settlement Agreement) by and among the Company and the Estate of Jean Levy, The Jaynjean Levy Family Limited Partnership, Dr. Warren Levy, our former president, and Dr. Ronald S. Levy, our former executive vice president (collectively, the Levy Parties).

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

1.
In March 2011, we paid (a) Dr. Warren Levy a lump-sum severance payment in the amount of $327,750; (b) Dr. Ronald Levy a lump-sum severance payment in the amount of $280,250; and (c) into escrow remaining severance payments in the aggregate amount of $303,996, $163,875 of which was released to Dr. Warren Levy and $140,125 of which was released to Dr. Ronald Levy, each in accordance with his respective employment agreement in monthly increments beginning September 2011 through February 2012;

2.	In March 2011, we paid (a) $151,268 to Dr. Warren Levy representing a portion of his vacation pay and (b) $136,736 to Dr. Ronald Levy representing a portion of his vacation pay;

3.
On October 11, 2012 and November 13, 2012, we are obligated to pay an aggregate of $162,296: $85,241 to Dr. Warren Levy and $77,055 to Dr. Ronald Levy, in full satisfaction of their respective vacation pay; and

4.
On November 13, 2012 and December 11, 2012, we are obligated to pay an aggregate of $200,000 into Rabbi Trust Accounts, $100,000 into an account for the benefit of Dr. Warren Levy and $100,000 into an account for the benefit of Dr. Ronald Levy, in full satisfaction of our obligations to each of them under the deferred compensation program.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Loan payments under the amended notes of $500,000 previously due on November 10, 2010 and $250,000 due on May 10, 2011 have been postponed under the Settlement Agreement. The new payment schedule specifies five monthly payments of $150,000 from May 2012 through September 2012.

Furthermore, we agreed that if we receive net cash proceeds (the Proceeds) totaling at least $10,000,000 from a single transaction or transactions, subject to certain exceptions and qualifications described in the Settlement Agreement, before all of the payments due pursuant to the Settlement Agreement are paid in full, we are obligated to pay certain specified remaining payments due under the Settlement Agreement in full within five business days of receipt of the Proceeds.

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

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes in exchange for the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and additional net proceeds of approximately $13,642,000 (before debt issuance costs). These convertible notes were purchased at a 2% discount to the face amount. Total fees and expenses at closing were approximately $2,007,000 and were expensed as incurred and reported on our Statement of Operations as debt issuance costs because the financing was considered a troubled debt restructuring due to our financial condition. We therefore received net cash proceeds of approximately $11,635,000. The balance of deferred financing costs ($79,000 at March 31, 2012) and note discount ($3,129,000 at March 31, 2012) from the 2008, 2009 and 2010 Victory Park financings are being amortized over the three-year term of the new convertible notes to interest expense on a straight-line basis which approximates the effective interest rate method. In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing. The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes. Under certain circumstances, we have the right to prepay up to $10,642,472 of the convertible notes at a price equal to 110% of the convertible notes being repaid plus accrued and unpaid interest, subject to customary conditions. The convertible notes are secured by a first priority lien on all of our current and future assets. The convertible notes will accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be capitalized and added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date. As a result, in 2011, $5,018,750 in accrued interest was reclassified from accrued interest to notes payable.

Under the terms of the restated financing agreement, we are required to make certain mandatory prepayments to Victory Park.  For example, for asset sales, we are required to pay to Victory Park 50% of the net proceeds that we receive; 50% of the net proceeds that we receive from a sale of equity (with certain carve-outs); 100% of the net proceeds that we receive from a debt financing (with certain carve-outs); and 10% of the net proceeds that we receive from certain milestone payments.  Victory Park may, in its sole discretion, waive any mandatory prepayments.

For the three months ended March 31, 2012 and March 31, 2011 we recognized approximately $2,315,000 and $2,320,000, respectively, in cash and non-cash interest expense on these notes.

The notes are convertible into shares of common stock at the holder’s option. The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.70 per share. If we subsequently make certain issuances of common stock or common stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price.

Pursuant to the amended and restated registration rights agreement executed in connection with the March 2010 financing, we filed a registration statement with the Securities and Exchange Commission (SEC) registering the resale of the shares currently or to be held by Victory Park including the conversion shares, which registration statement was declared effective on July 13, 2010 and as amended on April 21, 2011. We agreed to keep the registration statement effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144 and (ii) the date on which all of the registrable securities covered by such registration statement have been sold. If on any day after the effective date of the registration statement, sales of all of the registrable securities cannot be made (other than during an allowable grace period) pursuant to the registration statement (including because of a suspension or delisting of the common stock on its principal market or a failure to register a sufficient number of shares of common stock), then as partial relief for the damages to any holder of registrable securities we shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of the aggregate value of such holder’s registrable securities required to be included in such registration statement on the initial date of such failure and on every 30th day thereafter (pro-rated for periods totaling less than 30 days) until such failure is cured. These damages do not have a maximum limitation.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

In addition, pursuant to the restated financing agreement, in March 2010, Richard Levy became a member of the Board of Directors, Chairman of the Board and a member of our Nominating and Corporate Governance Committee. Victory Park has the right, subject to certain conditions, to designate an individual to fill the current vacant seat on the Board of Directors. That individual (the VPC Designee) will become a member of the Board’s Compensation Committee and Audit Committee. Moreover, we agreed that until such time as (i) the aggregate principal amount outstanding under the senior secured convertible notes issued to Victory Park is less than $5,000,000 and (ii) Victory Park beneficially owns less than twenty percent (20%) of the issued and outstanding shares of our Common Stock, our Nominating and Corporate Governance Committee shall take all actions reasonably necessary to recommend the nomination of, and the Board shall nominate for reelection to the Board, Richard Levy and the VPC Designee (or substitutes or replacements designated by Victory Park).

Under the restated financing agreement, we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters. The restated financing agreement specifies certain events of default including, without limitation: failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the restated financing agreement); a change in control (as defined in the restated financing agreement); lack of timely filing or effectiveness of a required registration statement; and any material decline or depreciation in the value or market price of the collateral. We are subject to certain cash damages, as set forth in the convertible notes, in the case of a failure to timely convert the notes, and a failure to timely convert is also an event of default, subject to additional remedies. Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply. As of March 31, 2012, we were in compliance with all of these covenants.  In the event the Company is not now able to achieve management’s projected cash flow forecasts, it may be in violation of its covenants with Victory Park.

NOTE I - DEBT

We have short-term and long-term debt outstanding to Victory Park and the Levys, as well as a capital lease.

Aggregate maturities of all outstanding debt at March 31 were as follows:

March 31,
2013	$38,804,106
2014	14,027,076
2015	17,705
Thereafter	--
52,848,887
Discount – Victory Park (see Note H)	(3,128,980)
$49,719,907

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Presentation on Balance Sheet:

	March 31, 2012	December 31, 2011
Notes payable – Levys: long-term (see Note G)	$13,987,518	$13,987,518
Notes payable – Levys: short-term (see Note G)	750,000	750,000
Notes payable – Victory Park: net of discount of $3,128,980 at March 31, 2012 (short-term) and $3,945,124 at December 31, 2011(long-term) (see Note H)	34,889,770	34,073,626
Capital lease payable– short-term	35,356	--
Capital lease payable– long-term	57,263	--
	$49,719,907	$48,811,144

NOTE J - TARSA

In October 2009, we licensed our Phase 3 oral calcitonin program (the Program) to Tarsa, a private company formed by a syndicate of three venture capital funds specializing in the life sciences: MVM Life Science Partners, Quaker BioVentures and Novo A/S. Simultaneously, Tarsa announced the closing of a $24 million Series A financing from the investor syndicate.

In consideration for our sale to Tarsa of an exclusive license for the Program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa, which initially represented a 26% ownership on a non-diluted basis (see below).  We account for our Tarsa investment under the equity method.  As of March 31, 2012 and December 31, 2011, the carrying amount of our investment in Tarsa was $0 due to losses recognized by Tarsa in prior periods. Tarsa was solely responsible for the future costs of the global Phase 3 clinical trials of the Program that was initiated in 2009 and completed in the first quarter of 2011. We are eligible to receive up to $3,000,000 in milestone payments based on the achievement of certain sales benchmarks, as well as royalties, at rates in the single digits, on product sales. We have no further cash or non-cash obligations to Tarsa or the Program.

We recognized $328,000 and $163,000 of revenue, respectively, for development, testing and other services performed for Tarsa under statements of work in the first quarter of 2012 and 2011.

On March 24, 2011, we announced that statistically significant top-line results from Tarsa’s Phase 3 ORACAL study of oral calcitonin for postmenopausal osteoporosis validated our proprietary oral peptide drug delivery technology. The ORACAL study achieved its primary endpoint that was agreed with the FDA through a formalized Special Protocol Assessment (SPA) process. On September 19, 2011, we announced that Tarsa presented positive Phase 3 data from its ORACAL trial of OSTORATM during the annual American Society for Bone and Mineral Research (ASBMR) 2011 meeting. The data demonstrated that OSTORA achieved all of the efficacy endpoints in the trial and indicated that the safety profile of OSTORA did not substantially differ from nasal calcitonin or placebo.

We also announced in April 2011 that Tarsa had selected us to conduct the stability testing for its oral calcitonin and has agreed to pay us $1,040,000 for these services. As of March 31, 2012, we have recognized $579,000 for these services. The stability testing results will be included in Tarsa’s NDA.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

On April 8, 2011, along with the founding investors of Tarsa, we entered into an agreement to purchase $1,518,000 in convertible promissory notes and warrants (the Purchase Agreement) from Tarsa to help fund Tarsa’s business operations into the first half of 2012. After recording this investment in Tarsa, we recognized our proportionate share of Tarsa’s accumulated losses which exceeded the book value of our investment and, as a result, reduced the book value of our investment in Tarsa to zero. In addition, pursuant to the Purchase Agreement, Tarsa’s three founding investors could elect to purchase additional convertible promissory notes and warrants from Tarsa in one or more closings to occur between the April 8, 2011 closing date and December 2011 (the Subsequent Closings). If we did not purchase our pro rata portion of such additional securities in those Subsequent Closings, our outstanding principal and accrued interest under the notes previously purchased would mandatorily, automatically convert into shares of Tarsa common stock at the then current conversion price for the Series A Preferred Stock set forth in Tarsa’s certificate of incorporation, as amended from time to time. Therefore, on July 8, 2011, we entered into another Purchase Agreement and we invested an additional $1,301,000 in Tarsa convertible promissory notes and warrants. After recording this investment in Tarsa, we recognized our proportionate share of Tarsa’s accumulated losses and reduced our investment in Tarsa to zero.

In January 2012, we made an additional investment in Tarsa by purchasing convertible promissory notes in the principal amount of $650,571 and warrants to purchase up to an aggregate of 67,435 shares of Series A Preferred Stock. As a result of such investment, in the first quarter of 2012, we recognized a loss on the investment in the amount of $650,571 as the accumulated losses of Tarsa exceeded the carrying value of our investment.

In March 2012, Tarsa announced the closing of a Series B Preferred Stock financing. Prior to such closing, Unigene owned 9,215,000 shares of Tarsa's common stock, three convertible promissory notes in the aggregate principal amount of $3,469,714, and warrants to purchase Tarsa's Series A Preferred Stock. At the time of the closing of the Series B Preferred Stock financing, the convertible promissory notes, including all principal and accrued interest, were converted into 3,662,305 shares of Tarsa's Series A Preferred Stock. Unigene did not acquire any of Tarsa's Series B Preferred Stock in the financing. As a result, following the closing of Tarsa's Series B Preferred Stock financing, Unigene owned approximately 16% of the outstanding capital stock of Tarsa, on a fully-diluted basis. Unigene's ownership position in Tarsa is subject to potential future dilution, including dilution as a result of a potential second Series B closing. Unigene continues to account for its investment in Tarsa under the equity method as we maintain significant influence over Tarsa.

NOTE K – CHINA JOINT VENTURE

On June 7, 2011 (the Signing Date), we entered into an Equity Sale and Purchase Agreement with an effective date of June 4, 2011 (the Effective Date), (which agreement was restated and replaced in July 2011 without altering the substantive terms of the June agreement; as so restated, the Equity Transfer Agreement), under which we sold our equity interest in Unigene Biotechnology Co., Ltd. (the China Joint Venture), which represents forty-five percent (45%) of the registered capital and the profits and losses of the China Joint Venture (the Equity Interest). Thereunder, we sold the Equity Interest to China Charmaine Pharmaceutical Company Limited (the Purchaser), an affiliate of China Pharmaceutical Group Limited (CPG) for an aggregate purchase price of up to $1,050,000, payable in two installments in the amounts and at the times described below.

The China Joint Venture was formed between us and CPG’s predecessor under that certain Joint Venture Contract dated June 15, 2000 (the JV Contract), those certain Articles of Association dated June 15, 2000 (the Articles of Association) and that certain Agreement dated April 23, 2008 (the Agreement). We also granted certain licenses and other rights to the China Joint Venture under that certain Technology Transfer Agreement dated April 23, 2008 (the Technology Transfer Agreement).

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Furthermore, in connection with the Technology Transfer Agreement, on May 10, 2008, we entered into a common stock purchase agreement (the Stock Purchase Agreement) pursuant to which we sold 1,080,000 shares of our common stock, par value $0.01 per share (the Shares), at a price of $1.86 per share to Tin Lon Investment Limited, a Hong Kong limited liability company that is a wholly-owned subsidiary of CPG, in a private placement. Pursuant to the Equity Transfer Agreement, from the Effective Date through and until the first anniversary of the Closing Date (defined below) (the Final Payment Date), we have the option (the Option), but not the obligation, upon ten days prior written notice to the Purchaser, to repurchase the Shares at a purchase price of $1.86 per share, if they have not previously been disposed of by the holder.

In consideration for the sale and transfer of the Equity Interest: (i) upon the receipt of certain governmental approvals and satisfaction of certain other customary conditions, the Purchaser shall pay the first installment of $600,000 to us (such payment date, the Closing Date); and (ii) the Purchaser shall pay the remaining $450,000 (the Final Payment) on the date the Option is exercised, provided that if the Option is not exercised on or before the Final Payment Date and the Shares are not otherwise disposed of by the holder, we will forego the Final Payment.

Furthermore, as of the Effective Date, we have no further obligations under the JV Contract or the Articles of Association.

As of the Signing Date, our investment in the China Joint Venture was $2,873,070 and we had recorded a liability to the China Joint Venture in the amount of $1,200,000 for a net investment of $1,673,070. In June 2011, due to the expected first payment of $600,000, we recognized a loss of $1,073,070 on the termination and sale of the China Joint Venture. We will recognize a gain if and when we receive the $450,000 contingent final payment.

In 2008, we initiated the transfer of technology and know-how to the China Joint Venture. This technology and know-how contribution gave rise to a basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying assets of the China Joint Venture. This basis difference was being recognized over 17 years, the estimated life of the transferred assets. In 2011, we revised our accounting prospectively to account for the calculation of the basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying net assets of the China Joint Venture. We had originally calculated the amortization of the difference based upon the $4.5 million of intellectual property (licensed patent rights, know-how, etc.) that had been and was agreed to be contributed to the China Joint Venture. However, as of January 1, 2011, we calculated the amortization of the difference based upon the $2.1 million of intellectual property that had been contributed to that date and recorded on the financial statements of the China Joint Venture. The cumulative adjustment in the first quarter of 2011 totaled $317,643. We also recognized a revised basis difference of $30,882. Therefore, the net basis difference recognized in the first quarter of 2011 was an expense of $286,761. These expenses are included in our Statement of Operations under “Loss from investment in former China Joint Venture.” Our share of the China Joint Venture’s losses for the three months ended March 31, 2012 and March 31, 2011 were $0 and $16,000, respectively.

NOTE L – SALE/LEASEBACK

On May 24, 2011 (the Closing Date), we sold our real property located at 110 Little Falls Road, Fairfield, New Jersey, with the buildings and improvements thereon, and any furniture, machinery, equipment and other personal property (other than property used in the conduct of our laboratory business) that we owned and used to operate, repair and maintain the property (the Property), to RCP Birch Road, L.L.C. (the Purchaser). This sale was affected pursuant to an Agreement for Sale of Real Estate, dated as of January 31, 2011, by and between us and the Purchaser. In connection with the transfer of title of the Property, on the Closing Date, we received an aggregate purchase price of $1,200,000 from the Purchaser. In connection with the transfer of title of the Property, pursuant to the Settlement Agreement, Victory Park and the Levy Parties, respectively, released their primary and secondary mortgages and related liens on the Property (see Notes G and H).

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

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

After expenses of $80,000, we received net proceeds of $1,120,000. Our basis in the land, building and improvements was $303,000. Therefore, we will recognize a gain on this transaction in the amount of $817,000. This gain is being recognized ratably over seven years, the length of the lease term. For the three months ended March 31, 2012, we recognized a gain in the amount of $29,000 which is included in the Statement of Operations as a reduction in rent expense.

NOTE M - SITE-DIRECTED BONE GROWTH

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

NOTE N - NORDIC BIOSCIENCE

In October 2011, we and Nordic Bioscience announced our decision to establish a Joint Development Vehicle (JDV) to progress up to three of our internally developed, proprietary calcitonin analogs through Phase 2 proof-of-concept in humans for the treatment of Type 2 diabetes, osteoarthritis and osteoporosis. We and Nordic will each own 50% of the resulting JDV. The consummation of the transaction contemplated in connection with the JDV remains subject to the negotiation and execution of a series of agreements among the parties.  Therefore, we have not yet recognized any investment in the JDV.

In addition to the option for an exclusive, royalty free license grant, it is anticipated that we will supply to the JDV, without charge, the analogs selected for development by the JDV for preclinical studies and, thereafter, manufacture sufficient quantities of the selected lead analog for clinical trials. In exchange for a 50% ownership of the JDV, Nordic is responsible for conducting and fully funding all preclinical, toxicology and clinical development through Phase 2 proof-of-concept for the Type 2 diabetes indication.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

On October 5, 2011, we entered into a Common Stock Purchase and Option Agreement pursuant to which Dr. Claus Christiansen, Chairman of Nordic Bioscience, purchased 1,691,729 shares of our common stock for an aggregate purchase of $1.5 million, at a purchase price equivalent to the average share price over the previous 30 days, through his Danish foundation, Den Danske Forskningsfond (DDF).

NOTE O – STOCK OPTION COMPENSATION

Compensation expense is calculated each quarter for consultants, employees and directors using the Black-Scholes option pricing model, until the option is fully vested.

Based upon options issued to consultants, we recognized a compensation benefit of $500 in the first quarter of 2012 and we recognized compensation expense of $13,000 in the first quarter of 2011. These amounts are included in research and development expenses.

For the three months ended March 31, 2012, we recognized share-based compensation cost for employees and directors of $311,000, which consisted of $245,000 in general and administrative expenses, and $66,000 in research and development expenses. For the three months ended March 31, 2011, we recognized share-based compensation cost for employees and directors of $596,000, which consisted of $575,000 in general and administrative expenses, and $21,000 in research and development expenses. We did not capitalize any share-based compensation cost.

As of March 31, 2012, there was approximately $1,590,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan. That cost is expected to be recognized over a weighted-average period of approximately 1 year.

For the three months ended March 31, 2012 and March 31, 2011, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. We have no present intention of declaring any dividends. We based expected volatility on historical volatility. We estimated the expected term of stock options using historical exercise experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended March 31,
	2012	2011
Expected volatility	61.7%	58.9%
Expected dividends	--	--
Expected term (in years)	7.0	6.0
Risk-free rate	1.5%	2.0%
Forfeiture rate - employees	25%	20%
Forfeiture rate – officers and directors	0%	0%

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

A summary of option activity as of March 31, 2012 and changes during the three months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	8,027,950	$1.09
Granted	2,578,031	$0.55
Exercised	(42,000)	$0.31
Forfeited or Expired	(569,921)	$1.91
Outstanding at March 31, 2012	9,994,060	$0.91	7.0	$21,000

Exercisable at March 31, 2012	4,287,518	$1.21	5.6	$21,000

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2012 and 2011 was $0.34 and $0.67, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended March 31, 2012 and 2011 was $12,000 and $0, respectively. Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2012 and 2011 was $13,000 and $0, respectively, and no tax benefit was realized. There were no options exercised during the first quarter of 2011.

Warrants

At March 31, 2012, there were warrants outstanding to purchase an aggregate of 60,000 shares of common stock at exercise prices ranging from $2.00 to $2.20 per share, with expiration dates ranging from 2012 to 2015.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Restricted Stock Awards

During 2010 and 2011, we granted restricted stock awards to certain officers and other employees, as well as directors, which vest six months to one year from their grant date. We recognized $6,000 and $9,000, respectively, of compensation expense during the three-month periods ended March 31, 2012 and 2011 related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At March 31, 2012 we had $2,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized in April 2012.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2012	40,000	$1.24
Changes during the period:
Shares granted	--	--
Shares vested	--	--
Shares forfeited	--	--
Non-vested balance as of March 31, 2012	40,000	$1.24

NOTE P – NET LOSS PER SHARE

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive:

	March 31,
	2012	2011

Victory Park convertible debt upon conversion to common stock (1)	62,986,376	54,651,953
Options to purchase common stock	9,994,060	9,608,200
Warrants to purchase common stock	60,000	60,000
Unvested restricted stock	40,000	30,000

	73,080,436	64,350,153
(1)	Assumes conversion of principal plus accrued interest as of March 31.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Reconciliation between the number of issued shares shown on the balance sheet and the number of shares used to determine EPS at March 31, 2012 and March 31, 2011:

	2012	2011
Issued shares per balance sheet	95,374,927	92,540,982
Unvested restricted stock	(40,000)	(30,000)
Treasury Stock	--	(26,650)
Shares used in determining EPS	95,334,927	92,484,332

NOTE Q – PATENTS AND OTHER INTANGIBLES

Details of intangible assets are summarized as follows:

	March 31, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents	$1,392,000	$404,000	$988,000	$1,180,000	$377,000	$803,000
Deferred Patents	1,019,000	--	1,019,000	1,202,000	--	1,202,000
Trademarks	--	--	--	144,000	144,000	--
Deferred Trademarks	--	--	--	15,000	--	15,000
	$2,411,000	$404,000	$2,007,000	$2,541,000	$521,000	$2,020,000

Trademarks and patents are intangible assets with definite useful lives and therefore continue to be amortized in accordance with accounting guidance. Amortization expense amounted to $27,000 and $24,000 for the three months ended March 31, 2012 and March 31, 2011, respectively. The weighted-average remaining amortization period for trademarks at March 31, 2012 was zero years. The weighted-average remaining amortization period for patents at March 31, 2012 was approximately 10 years. Future amortization expense on our amortizable intangible assets over the next five years is estimated as follows:

2012	$107,000
2013	117,000
2014	117,000
2015	116,000
2016	114,000
$571,000

During the first quarter of 2012, we wrote-off impaired patent and trademark applications in the aggregate amount of $55,000. We also wrote-off fully amortized expired trademarks in the aggregate amount of $144,000. During the first quarter of 2011, we wrote-off fully amortized expired patents in the aggregate amount of $270,000.  These charges are included in General and Administrative expenses in our Statement of Operations.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

NOTE R - LEGAL PROCEEDINGS

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis is covered by the U.S. Patent No. 6,440,392, which was reissued on June 30, 2009 as U.S. Patent No. RE 40,812 (the Fortical Patent). In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product, which is the subject of an Apotex pending ANDA. On July 24, 2006, we and USL jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together, Apotex), in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. The District Court upheld the validity of the Fortical Patent and entered a permanent injunction against Apotex. Apotex appealed this decision to the United States Court of Appeals for the Federal Circuit and a hearing was held on March 7, 2011. On August 25, 2011, the United States Court of Appeals for the Federal Circuit issued a decision affirming the District Court’s ruling confirming the validity of Unigene's Fortical Patent. Apotex filed a petition for certiorari for review of the Appeals Court decision by the U.S. Supreme Court on January 13, 2012, which was assigned Supreme Court Docket Number 11-879. Unigene filed an opposition brief on February 17, 2012, and on February 28, 2012, Apotex filed a reply brief. On March 19, 2012, the U.S. Supreme Court denied Apotex’s petition for certiorari, meaning that all of Apotex’s appeals have been exhausted, and the ruling in the civil litigation in favor of Unigene is “final”.

On September 8, 2011, the United States Patent and Trademark Office (USPTO) granted a request for inter partes reexamination of the Fortical Patent filed by Apotex on July 15, 2011. In granting the Request for Reexamination, the USPTO gave Unigene a two month time period to respond to the substantial new questions of patentability raised in the Reexamination Office Action dated September 8, 2011. Unigene filed its response to the Reexamination Office Action on November 8, 2011. Apotex filed Third Party Comments on December 7, 2011 and January 9, 2012. Unigene now waits to hear from the USPTO, which may take over one year. Because the Supreme Court denied Apotex’s petition for certiorari, on April 5, 2012, Unigene moved to Suspend Reexamination of Claim 19 by filing a Petition with the USPTO. On April 19, 2012, Apotex filed a Response to Unigene’s Petition with the USPTO, asking the USPTO to deny Unigene’s Petition. Unigene now waits to hear from the USPTO, which may take over one year.  The Reexamination reopens the USPTO prosecution of all claims 13, 14, 16, 17, 19 and 24-29 of the Fortical Patent. Based on USPTO statistics, reexamination proceedings take an average of about 36 months to complete. Potential outcomes for reexamination include the patent emerges with the patent claims remaining unchanged, patent claims being amended, or all patent claims being canceled. There is the usual USPTO prosecution risk that we will not be successful in the reexamination and potentially subsequent USPTO or litigation proceedings. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

NOTE S – FAIR VALUE MEASUREMENTS

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Given our financial condition described in Note A, it is not practicable to estimate the fair value of our debt at March 31, 2012 and December 31, 2011. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature. We believe that our capital lease obligation accrues interest at a rate which approximates prevailing market rates for instruments with similar characteristics and, therefore, approximates fair value. Fair value is a market-based measurement determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant, not based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, consideration is given to three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. Entities are required to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. Inputs to fair valuation techniques are prioritized, allowing for the use of unobservable inputs to the extent that observable inputs are not available. The applicable guidance establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, including the financial statements and notes contained therein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in the items captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of our business, or industry results, to be materially different from any future results, performance or activities expressed or implied by the forward-looking statements. These factors include: general economic and business conditions, our financial condition, product sales and royalties, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals for our products, litigation, and other factors discussed in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

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

Strategic Business Units

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

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

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

Our first product to market, Fortical®, a nasal calcitonin product, received approval from the FDA in 2005 and is marketed in the United States by USL for the treatment of postmenopausal osteoporosis. Other product development programs include oral calcitonin licensed to Tarsa, which has completed Phase 3 testing for the treatment of osteoporosis, and oral PTH, which has successfully completed Phase 2 clinical studies for the treatment of osteoporosis. Our oral PTH license with GSK was terminated in December 2011 after we received notification from GSK of its decision not to proceed with the oral PTH program. As a result, we regained the exclusive worldwide rights to the oral PTH program and are currently seeking a new licensee for this program.

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

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

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

In October 2011, we and Nordic Bioscience announced our decision to establish a Joint Development Vehicle to progress up to three of our internally developed, proprietary calcitonin analogs through Phase 2 proof-of-concept in humans for the treatment of Type 2 diabetes, osteoarthritis and osteoporosis. (See Note N.)

During 2010, our Annexin 1 analog and Site-Directed Bone Growth (SDBG) programs were put on hold to conserve cash. In September 2011, we sold our SDBG program by assigning seven patent applications to Kieran Murphy, LLC. In addition, in connection with the sale we terminated an Exclusive License Agreement and Consulting Agreement with Kieran Murphy, LLC, as well as a License Option Agreement and Research Agreement with Yale University. In exchange for the assignment of the patents and patent applications, we will receive sales royalties and future licensing revenue and/or a percentage of all considerations received upon the subsequent sale of the SDBG patent portfolio by Kieran Murphy, LLC. (See Note M.)

Revenue

Revenue is summarized as follows for the three-month periods ended March 31, 2012 and 2011:

	2012	2011
Product Sales	$646,147	$647,315
Royalties	348,744	514,197
Licensing Revenue	262,689	562,689
Development Fees and Other	493,703	401,608
	$1,751,283	$2,125,809

Revenue for the three months ended March 31, 2012 decreased $375,000, or 18%, to $1,751,000 from $2,126,000 in the comparable period in 2011. This was primarily due to the continuing decline in royalties from USL, due to increased competition in the nasal calcitonin market, as well as to a decrease in licensing revenue. Fortical sales to USL were relatively unchanged at $646,000 for the three months ended March 31, 2012 as compared to $647,000 for the three months ended March 31, 2011. Fortical sales fluctuate each quarter based upon USL’s ordering schedule. Fortical royalties for the quarter ended March 31, 2012 decreased $165,000, or 32%, to $349,000 from $514,000 in the comparable period of 2011. Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipment to its customers. In the first quarter of 2012, both quantities of units sold by USL as well as their net selling price per vial declined from the comparable period in 2011, causing royalties to decrease.

Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years. Licensing revenue decreased $300,000 or 53% in the first quarter of 2012 as compared to the first quarter of 2011. This was primarily due to the $4,000,000 payment received from GSK in December 2010, of which $250,000 was recognized in the first quarter of 2011. (See Note C.)

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Development fees and other revenue increased 23% to $494,000 in the first quarter of 2012 from $402,000 in the first quarter of 2011, primarily due to the timing and amount of development work and fee-for-service feasibility studies we do for various pharmaceutical and biotechnology companies, including Tarsa.

Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. Milestone revenue is based upon one-time events and is generally correlated with the development strategy of our licensees. It is therefore subject to uncertain timing and not predictive of future revenue. Bulk peptide sales to our partners under license or supply agreements prior to product approval are typically of limited quantity and duration and also not necessarily predictive of future revenue. Additional peptide sales are dependent upon the future needs of our partners, which we cannot currently estimate. Sales revenue from Fortical in 2012 and future years will depend on Fortical’s continued acceptance in the marketplace, as well as current and future competition and other factors. In December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to steadily decline. Therefore, Fortical alone will never generate sufficient revenue for us to achieve profitability. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes on our Fortical patent. If we do not ultimately prevail in defending our patent, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

Expenses

In December 2011, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand. Under the comprehensive plan, we will continue Fortical production and will maintain all of our core programs and partnered activities while decreasing annual cash expenditures by approximately $1,000,000. Since we currently maintain an adequate multi-year inventory of calcitonin and enzyme to support Fortical, we are continuing to suspend manufacturing of those materials at our Boonton facility. However, we are maintaining the cGMP status of the facility and the ability to manufacture peptides at that location. Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 25%. From time to time, we will evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

We allocate costs associated with our manufacturing facility in Boonton, New Jersey to the manufacture of production batches for inventory purposes, cost of goods sold, research and development expenses, unallocated facility cost or inventory reserve based upon the activities undertaken by the personnel in Boonton each period.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs, preclinical and clinical trials, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense. Research and development expense decreased $1,162,000, or 48% to $1,259,000 from $2,421,000 for the three months ended March 31, 2012 as compared to the same period in 2011. This decrease was primarily due to a decline of $1,277,000 in expenses related to our oral PTH program due to Phase 2 clinical trial expenditures in the first quarter of 2011. Research and development expenses should continue to decrease in 2012, as compared to 2011, due to the termination of the oral PTH program in December 2011.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Cost of Goods Sold

Cost of goods sold varies by product and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance. Cost of goods sold decreased 7% to $246,000 from $265,000 for the three months ended March 31, 2012 as compared to the same period in 2011. Cost of goods sold represented our costs associated with Fortical production for USL, whose purchases from us fluctuate each quarter. Cost of goods sold as a percentage of sales was 38% and 41%, respectively, for the first quarter of 2012 and 2011. The decline in cost of goods sold percentage is primarily due to the decrease in the allocation of variable overhead costs in 2012, primarily indirect labor as a result of the reduction in personnel in the fourth quarter of 2011. Future production related expenses for 2012 and later years will be dependent upon the level of future Fortical sales, as well as possible peptide production, to meet our partners’ needs.

General and Administrative Expenses

General and administrative expenses increased $119,000, or 6%, to $2,093,000 from $1,974,000 for the three months ended March 31, 2012 as compared to the same period in 2011. The increase was primarily attributed to increases in investor relations, business development and travel expenses.

Unallocated Facility Cost

Unallocated facility cost represents underutilization of our Boonton manufacturing facility. These costs primarily consist of salaries, as well as overhead expenses, which increased $109,000, or 15%, to $859,000 for the three months ended March 31, 2012 as compared to $750,000 in the same period in 2011. The expenses in 2012 and 2011 primarily relate to the cessation of calcitonin and enzyme production, as well as the decreased production of Fortical.

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

Other Income/Expense

Interest Expense

Interest expense increased 1% in the first quarter of 2012 to $2,762,000 from $2,736,000 in the first quarter of 2011. During the first quarters of 2012 and 2011 we recognized $2,315,000 and $2,320,000, respectively, in cash and non-cash interest expense under the Victory Park convertible notes. In addition, interest expense on the Levy loans increased to $442,000 in the first quarter of 2012 from $412,000 in the first quarter of 2011.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Loss from Investment in Tarsa

In January 2012, we made an additional investment in Tarsa by purchasing convertible promissory notes in the principal amount of $650,571 and warrants to purchase up to an aggregate of 67,435 shares of Series A Preferred Stock.  After recording this investment in Tarsa, we recognized Tarsa’s prior years’ losses up to our $650,571 investment, thereby reducing our investment in Tarsa to zero.

Loss from Investment in former China Joint Venture

This 2011 loss includes our 45% ownership percentage of our China Joint Venture’s profits and losses. Our share of the first quarter of 2011 loss of the joint venture was $16,000.

This loss also includes the basis difference between our investment of the intellectual property in the joint venture and our 45% equity interest in the underlying assets of the joint venture. This basis difference was being recognized over 17 years, the estimated life of the transferred assets. We revised our accounting prospectively to account for the calculation of the basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying net assets of the China Joint Venture. We had originally calculated the amortization of the difference based upon the $4.5 million of intellectual property (licensed patent rights, know-how, etc.) that has been and was agreed to be contributed to the China Joint Venture. However, as of January 1, 2011, we calculated the amortization of the difference based upon the $2.1 million of intellectual property that has been contributed to that date and recorded on the financial statements of the China Joint Venture. The cumulative adjustment in the first quarter of 2011 totaled $317,643. In the first quarter of 2011 we also recognized a revised basis difference of $30,882. Therefore, the net basis difference included in the first quarter of 2011 was an expense of $286,761.

Net Loss

Net loss for the three months ended March 31, 2012 decreased approximately $633,000, or 10%, to $6,012,000 from $6,645,000 for the corresponding period in 2011. This was primarily due to a decrease in operating expenses of $1,302,000, partially offset by the write-off of our investment in Tarsa of $651,000 and a decrease in revenue of $375,000. In addition, in the first quarter of 2011, we recognized a loss of $303,000 on our former joint venture in China.  Net losses will continue unless we achieve sufficient non-deferred revenue under our USL or Tarsa agreements or sign new revenue generating research, licensing or distribution agreements.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had cash and cash equivalents of $3,730,000, a decrease of $952,000 from December 31, 2011. The cash balance at March 31, 2012 is prior to our payment of approximately $489,000 in accounts payable on April 4, 2012.  We have incurred annual operating losses since our inception and, as a result, at March 31, 2012, had an accumulated deficit of approximately $195,000,000.

As of March 31, 2012, our total principal debt was approximately $52.8 million. Under the restated financing agreement with Victory Park Management, LLC (together with its affiliates, Victory Park), (see Note H), we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters. In the event we are able to achieve management’s projected cash flow forecasts for the remainder of the year, there is still a risk that we may be in violation of our covenants with Victory Park. Any such default could result in our debt owed to Victory Park becoming currently due.  In any event, all remaining principal and interest to Victory Park is due and payable in March 2013, and all remaining principal and interest to the Levys, former executive officers and directors of Unigene, is due and payable in June 2013.  See Notes A, G, H and I to the condensed financial statements for a more detailed description.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Our financial uncertainties raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.  Based upon management’s projections, we believe our current cash should be sufficient to support current operations through the end of 2012. However, our ability to continue as a going concern will require us to maintain or generate cash proceeds from Fortical sales and royalties, fee-for-service feasibility studies, milestone payments from existing agreements or upfront licensing fees from new agreements or from fund raising activity.  Based on the foregoing, one of our priority challenges is to address our current debt and restructure our balance sheet.  As a result, we are currently exploring various alternatives, including financing, debt restructuring and partnering options.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008, and has continued into 2012. These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The credit crisis may continue for the foreseeable future. In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products and technologies could differ from our current expectations.

Due to our limited financial resources, any further significant decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license, feasibility or distribution agreements for our products or technologies or loss of patent protection, ability to sell additional shares of our common stock, or ability to not violate our covenants with Victory Park could have a material adverse effect on our cash flow and operations (see Notes D, E, J, N and R).

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into a new significant revenue generating license or other arrangement, at a certain point we would need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our financing agreement with Victory Park (see Note H) or significantly curtail our operations. Should the funding we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our cash requirements over the long term will require the successful commercialization of one or more of our biotechnologies or our licensees’ oral or nasal calcitonin products, our oral parathyroid hormone (PTH) product, the obesity program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any of these products other than Fortical will be approved or will be commercially successful. The amount of future revenue we will derive from Fortical is also uncertain.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Cash received during the first quarter of 2012 was primarily from Fortical sales and royalties received under our agreement with USL; accounts receivable collected from GSK for work performed in 2011; as well as from development work and fee-for-service feasibility studies for various companies, including Tarsa. Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone and other payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from our stockholders and Victory Park, (5) the sale of our common stock, and (6) Fortical sales and royalties. In 2011, we divested our equity interest in our former China Joint Venture as well as our SDBG program, which may result in additional sources of cash in the future. We cannot be certain that any of these cash sources will continue to be available to us in the future. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues. We believe that in 2012 we will generate cash to apply toward funding our operations through Fortical sales and royalties; from anticipated receipt of licensing fees and revenue generated from fee-for-service feasibility studies; from other corporate development activities; and from our former China Joint Venture partner. We expect to generate cash in the long term on sales and royalties from the sale of Fortical and oral calcitonin, the achievement of milestones under our existing license agreements and revenue from future licensed products and technologies and, possibly, from the sale of common stock. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides, including PTH and our obesity peptide, and for our peptide manufacturing technology. In October 2011, we announced our decision to establish a Joint Development Vehicle with Nordic Bioscience (see Note N). However, we may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

Net Cash Used in Operating Activities: Net cash used in operating activities was $115,000 in the first quarter of 2012, which was primarily due to our net loss adjusted for non-cash items of $1,704,000 and a net change in our operating assets and liabilities of $4,192,000, primarily from decreased accounts receivable and increased accrued interest on our Victory Park and Levy notes.

Net cash used in operating activities was $3,989,000 in the first quarter of 2011, which was primarily due to our net loss adjusted for non-cash items of $1,380,000 and an increase in our operating assets and liabilities of $1,276,000, primarily from increased accrued interest on our Victory Park and Levy notes.

Net Cash Used in Investing Activities: Net cash used in investing activities was $823,000 in the first quarter of 2012, primarily related to our investment in Tarsa as well as the purchase of equipment. Net cash used in investing activities was $61,000 in the first quarter of 2011, primarily related to our various patent application filings.

Net Cash Used in Financing Activities: Net cash used in financing activities was $14,000 in the first quarter of 2012, primarily due to payments under a capital lease financing. There was no net cash used in or provided by financing activities in the first quarter of 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

On September 30, 2008, we entered into a financing agreement with Victory Park whereby Victory Park purchased $15,000,000 of three-year senior secured non-convertible term notes from us. In May 2009, we issued an additional $5,000,000 in notes to affiliates of Victory Park. In March 2010, we restructured our debt with Victory Park and increased our borrowing to $33,000,000. Under our agreement with Victory Park, accrued and unpaid interest is added to the outstanding principal balance. As a result, $5,018,750 in accrued interest was added to the principal balance which now totals $38,018,750. These convertible notes bear interest at the prime rate plus 5%, subject to a floor of 15% per annum. Therefore, we are exposed to interest rate fluctuations in the near-term until these notes are converted or repaid in full. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

The information below summarizes our market risks associated with interest bearing debt obligations as of March 31, 2012. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our debt.

Debt Obligation	Carrying Amount	2012	2013	2014
Note Payable – Victory Park Variable Interest Rate: 15%(1)	$38,018,750	$--	$38,018,750	$--
Notes Payable – Levys Fixed Interest Rate: 12%	14,737,518	750,000	13,987,518	--
Capital Lease Fixed Interest Rate: 10%	92,619	26,078	38,566	27,975
Total	$52,848,887	$776,078	$52,044,834	$27,975
(1)	Prime rate plus 5%, with a floor of 15%

Item 4.	Controls and Procedures

For the quarterly period ending March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis is covered by the Fortical Patent. In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product, which is the subject of an Apotex pending ANDA. On July 24, 2006, we and USL jointly filed a lawsuit against Apotex in the U.S. District Court for the Southern District of New York for infringement of our Fortical Patent. The District Court upheld the validity of the Fortical Patent and entered a permanent injunction against Apotex. Apotex appealed this decision to the United States Court of Appeals for the Federal Circuit and a hearing was held on March 7, 2011. On August 25, 2011, the United States Court of Appeals for the Federal Circuit issued a decision affirming the District Court’s ruling confirming the validity of Unigene's Fortical Patent. Apotex filed a petition for certiorari for review of the Appeals Court decision by the U.S. Supreme Court on January 13, 2012, which was assigned Supreme Court Docket Number 11-879. Unigene filed an opposition brief on February 17, 2012, and on February 28, 2012, Apotex filed a reply brief. On March 19, 2012, the U.S. Supreme Court denied Apotex’s petition for certiorari, meaning that all of Apotex’s appeals have been exhausted, and the ruling in the civil litigation in favor of Unigene is “final”.

On September 8, 2011, the USPTO granted a request for inter partes reexamination of the Fortical Patent filed by Apotex on July 15, 2011. In granting the Request for Reexamination, the USPTO gave Unigene a two month time period to respond to the substantial new questions of patentability raised in the Reexamination Office Action dated September 8, 2011. Unigene filed its response to the Reexamination Office Action on November 8, 2011. Apotex filed Third Party Comments on December 7, 2011 and January 9, 2012. Unigene now waits to hear from the USPTO, which may take over one year. Because the Supreme Court denied Apotex’s petition for certiorari, on April 5, 2012, Unigene  moved to Suspend Reexamination of Claim 19 by filing a Petition with the USPTO. On April 19, 2012, Apotex filed a Response to Unigene’s Petition with the USPTO, asking the USPTO to deny Unigene’s Petition. Unigene now waits to hear from the USPTO, which may take over one year.  The Reexamination reopens the USPTO prosecution of all claims 13, 14, 16, 17, 19 and 24-29 of the Fortical Patent. Based on USPTO statistics, reexamination proceedings take an average of about 36 months to complete. Potential outcomes for reexamination include the patent emerges with the patent claims remaining unchanged, patent claims being amended, or all patent claims being canceled. There is the usual USPTO prosecution risk that we will not be successful in the reexamination and potentially subsequent USPTO or litigation proceedings. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

Item 1A.	Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended. See “Special Note Regarding Forward-Looking Statements” in Part 1, Item 2 of this Quarterly Report.

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011. Except as noted below, no material changes to the risk factors disclosed in the 10-K have been identified during the three months ended March 31, 2012:

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm added a paragraph to their opinion issued in connection with their audit of the financial statements as of and for the year ended December 31, 2011 that emphasizes conditions that raise substantial doubt about Unigene’s ability to continue as a going concern. Unigene’s ability to generate additional revenue or obtain additional funding will determine its ability to continue as a going concern for a reasonable period of time. Unigene’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We require additional cash to sustain our operations and our ability to secure additional cash is uncertain.

We had a cash flow deficit from operations of $115,000 for the three months ended March 31, 2012. Any cash that we generate may not be adequate to fully support our operations in the near-term. Therefore, we need additional sources of cash in order to maintain all of our operations. We may be unable to raise, on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we will be forced to limit some or all of our research and development programs and related operations, curtail development of our product candidates and the ability to license our technologies, and, ultimately, cease operations.

There are numerous default provisions under our financing agreement with Victory Park. Unless the financing agreement is amended or we are able to generate or raise cash, we will likely default under the financing agreement.

Under our amended and restated March 2010 financing agreement with Victory Park, so long as our outstanding note balance is at least $5,000,000, we must maintain a minimum cash balance equal to at least $2,500,000 and our cash flow (as defined in the agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters. The financing agreement specifies certain events of default including, without limitation: failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the agreement); a change in control (as defined in the agreement); the failure of any registration statement required to be filed to be declared effective by the SEC, and maintained effective pursuant to the terms of our registration rights agreement with Victory Park; and any material decline or depreciation in the value or market price of the collateral. We are subject to certain cash damages, as set forth in the convertible notes, in the case of a failure to timely convert the notes and a failure to timely convert is also an event of default, subject to additional remedies. Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply. There is no assurance that we will be able to maintain a minimum cash balance of $2,500,000, or maintain an adequate cash flow, in order to avoid default. Based on management’s projections, without additional cash, we believe that our cash balance could drop below $2,500,000 prior to debt maturity.  If that occurs, we will be in default under the financing agreement, which could result in the Company’s debt owed to Victory Park becoming currently due.  In addition, there is no assurance that the notes will be converted into common stock, in which case, we may not have sufficient cash from operations or from new financings to repay the Victory Park debt when it comes due in March 2013, or that new financings will be available on favorable terms, if at all.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

The conversion of the Victory Park notes will likely have a dilutive effect on our stock price and could lead to a change in control.

In March 2010, we issued to Victory Park $33,000,000 in convertible notes, which come due in March 2013. These notes are convertible into shares of common stock at the holder’s option. The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.70 per share. If we subsequently make certain issuances of common stock or common stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price. Assuming that the convertible notes were converted in full on March 31, 2012 at the current $0.70 conversion price (with conversion of the original principal amount plus interest thereon into the conversion shares), then, together with the shares and other securities owned by them, Victory Park and its affiliates would beneficially own in the aggregate approximately 43% of our outstanding common stock (as diluted by outstanding options) as of that date.

Item 4.	Mining Safety Disclosures

Not Applicable

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Document Description
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

3.3	Amended By-Laws of Unigene Laboratories, Inc. (incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.1	Employment Agreement dated as of March 15, 2012, by and between Unigene Laboratories, Inc., and David Moskowitz.*
10.2	Offer Letter dated as of March 26, 2012, by and between Unigene Laboratories, Inc., and Brian Zietsman.*
31.1	Certification by Ashleigh Palmer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian Zietsman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ashleigh Palmer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Brian Zietsman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Management contract or compensatory plan.
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended March 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

Date: May 10, 2012	By:	/s/Ashleigh Palmer
Ashleigh Palmer, President
(Chief Executive Officer)

Date: May 10, 2012	By:	/s/ Brian Zietsman
Brian Zietsman, Executive Director, Finance
(Principal Financial Officer)