Form 10-Q
period 2012-06-30
UNIGENE LABORATORIES INC
filed 2012-08-09
CIK 352747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value – 95,586,644 shares as of August 9, 2012

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Balance Sheets
June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,749,608	$4,681,683
Accounts receivable	1,068,152	2,854,038
Accounts receivable - Tarsa	--	8,193
Inventory, net	1,209,641	1,283,550
Due from former China Joint Venture partner, net	--	600,000
Prepaid expenses and other current assets	663,063	862,761
Total Current Assets	4,690,464	10,290,225

Non-current inventory	1,629,282	1,946,647
Property, plant and equipment, net	2,942,155	2,977,058
Patents and other intangibles, net	2,014,176	2,020,458
Other assets	415,049	440,307
Total Assets	$11,691,126	$17,674,695

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,047,712	$1,472,925
Accrued expenses	2,041,858	2,094,449
Accrued interest	10,050,300	--
Current portion – Deferred licensing revenues	1,626,170	1,262,622
Current portion – Deferred gain on sale/leaseback	116,760	116,760
Current portion – Capital lease obligations	36,656	--
Note payable – Victory Park, net of discount of $2,312,836 at June 30, 2012	41,503,773	--
Notes payable – Founders	14,437,518	750,000
Total Current Liabilities	70,860,747	5,696,756

Note payable – Victory Park, net of discount of $3,945,124 at December 31, 2011	--	34,073,626
Notes payable – Founders	--	13,987,518
Accrued interest	--	11,827,982
Deferred licensing revenues, excluding current portion	5,575,920	6,101,287
Deferred gain on sale/leaseback, excluding current portion	574,103	632,483
Capital lease obligations, excluding current portion	47,747	--
Deferred compensation	511,193	492,851
Total Liabilities	77,569,710	72,812,503

Commitments and Contingencies
Stockholders’ Deficit:
Common Stock – par value $.01 per share, authorized 275,000,000 shares; issued 95,414,927 shares at June 30, 2012 and 95,215,599 at December 31, 2011	954,149	952,156
Additional paid-in capital	133,163,489	132,415,958
Accumulated deficit	(199,996,222)	(188,505,922)
Total Stockholders’ Deficit	(65,878,584)	(55,137,808)
Total Liabilities and Stockholders’ Deficit	$11,691,126	$17,674,695

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

Condensed Statements of Operations
 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue:
Product sales	$1,293,613	$646,173	$1,939,760	$1,293,488
Royalties	146,606	405,029	495,350	919,226
Licensing revenue	262,689	705,162	525,378	1,267,851
Development fees and other	484,296	239,649	649,924	478,623
Tarsa revenue	550,328	473,039	878,403	635,673
	2,737,532	2,469,052	4,488,815	4,594,861

Operating expenses:
Research and development	1,379,374	2,098,159	2,638,033	4,519,287
Cost of goods sold	452,072	270,642	698,430	535,540
General and administrative	2,164,596	2,321,237	4,258,016	4,644,895
Unallocated facility expenses	678,286	849,116	1,537,399	1,599,173
	4,674,328	5,539,154	9,131,878	11,298,895
Operating loss	(1,936,796)	(3,070,102)	(4,643,063)	(6,704,034)

Other income (expense):
Interest and other income	2,584	23,359	83,018	51,054
Interest expense	(2,944,246)	(2,797,860)	(5,706,442)	(5,534,076)
Loss from investment in former China joint venture	(600,000)	(1,073,071)	(600,000)	(1,375,926)
Loss from investment in Tarsa	--	(1,518,000)	(650,571)	(1,518,000)
Loss before income taxes	(5,478,458)	(8,435,674)	(11,517,058)	(15,080,982)
Income tax benefit from refund of federal tax credits	--	--	26,758	--
Net loss	$(5,478,458)	$(8,435,674)	$(11,490,300)	$(15,080,982)

Loss per share – basic and diluted: Net loss per share	$(0.06)	$(0.09)	$(0.12)	$(0.16)

Weighted average number of shares outstanding - basic and diluted	95,361,740	92,534,316	95,338,282	92,497,652

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

Condensed Statement of Stockholders’ Deficit
Six Months Ended June 30, 2012 (Unaudited)

	Common Stock
	No. Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2012	95,215,599	$952,156	$132,415,958	$(188,505,922)	$(55,137,808)
Stock Issued in Lieu of Director Fees	117,328	1,173	63,827	--	65,000
Issuance of Restricted Stock	40,000	400	(400)	--	--
Recognition of Restricted Stock Compensation Expense	--	--	18,297	--	18,297
Recognition of Stock Option Compensation Expense – Employees and Directors	--	--	653,633	--	653,633
Recognition of Stock Option Compensation Benefit – Consultants	--	--	(516)	--	(516)
Exercise of Stock Options	42,000	420	12,690	--	13,110
Net Loss	--	--	--	(11,490,300)	(11,490,300)
Balance, June 30, 2012	95,414,927	$954,149	$133,163,489	$(199,996,222)	$(65,878,584)

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

Condensed Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(11,490,300)	$(15,080,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(1,305,691)	(1,425,999)
Gain on sale/leaseback	(58,380)	--
Amortization of debt discounts and deferred financing fees	1,673,370	1,673,379
Non-cash equity compensation	736,414	922,686
Depreciation and amortization of long-lived assets	401,555	348,212
Loss on investment in Tarsa	650,571	1,518,000
Loss on investment in former China Joint Venture	600,000	1,375,926
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,194,079	721,268
Decrease in inventory	391,274	58,082
Decrease (increase) in other assets	783,874	(23,468)
Decrease in accounts payable and accrued expenses	(477,807)	(544,069)
Increase in deferred revenue	1,143,874	4,280,900
Increase in accrued interest	4,020,177	3,852,767
Increase in deferred compensation	18,342	17,103
Net cash used in operating activities	(1,718,648)	(2,306,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Tarsa	(650,571)	(1,518,000)
Capital expenditures	(140,120)	(255,049)
Increase in patents and other intangibles	(100,477)	(176,537)
Proceeds from sale/lease back	--	1,119,963
Net cash used in investing activities	(891,168)	(829,623)

CASH FLOWS FROM FINANCING ASSETS:
Repayment of Founders’ note	(300,000)	--
Repayment of capital lease	(35,369)	--
Proceeds from exercise of stock options	13,110	53,521
Net cash (used in) provided by financing activities	(322,259)	53,521

Net decrease in cash and cash equivalents	(2,932,075)	(3,082,297)

Cash and cash equivalents at beginning of period	4,681,683	12,200,800
Cash and cash equivalents at end of period	$1,749,608	$9,118,503

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Purchase of equipment through capital lease	$119,772	$--
Cash payments:
Cash paid for interest	--	--
Cash paid for income taxes	--	--

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

Notes to Condensed Financial Statements
June 30, 2012
(Unaudited)
NOTE A – LIQUIDITY

Cash

At June 30, 2012, the Company had cash and cash equivalents of $1,749,608, a decrease of $2,932,075 from December 31, 2011.  The Company has incurred annual operating losses since its inception, including a loss of $11,490,300 during the six months ended June 30, 2012, and, as a result, at June 30, 2012, had an accumulated deficit of approximately $200,000,000.  The Company expects to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Recent developments impacting business operations

On July 20, 2012 the European Medicines Agency (“EMA”) issued a press release concerning the marketability of approved calcitonin products in Europe, concluding there was evidence of a small increased risk of cancer with long-term use of current calcitonin medications approved and commercially available in Europe since 1973, and calling for curtailment of calcitonin usage.  On August 1, 2012, Health Canada announced that it is reviewing whether to follow European medical authorities and restrict use of a nasal spray prescribed to prevent osteoporosis because of the increased risk of cancer.

The Company has licensed to Upsher-Smith Laboratories, Inc. (“USL”) its patented nasal formulation of calcitonin for commercialization in the United States and has licensed the development and worldwide commercialization rights (except China) for its Phase 3 oral calcitonin to Tarsa Therapeutics, Inc. (“Tarsa”).  However, since neither the Company nor its licensees are Market Authorization Holders in Europe, they do not have the right to appeal the EMA's recommendation.  The potential regulatory and commercial impact of this announcement on calcitonin related products marketed or under development by the Company’s licensees and partners in Europe and other markets as well as the resulting financial impact on its future business operations is currently being evaluated.  There is a possibility that other regulatory authorities, including the United States Food and Drug Administration (“FDA”), could take actions as a result of the EMA recommendation, including withdrawing calcitonin products from the market or limiting their use.  This could materially adversely affect the Company’s finances and operations by reducing or eliminating sales and royalties on Fortical, limiting the value of current calcitonin development projects and limiting the potential value of its investment in Tarsa.  Additionally, this could impact the carrying value of assets, including fixed assets, inventories and patents, as well as the Company’s ability to obtain adequate financing.

Debt

As of June 30, 2012, the Company’s total principal debt, inclusive of its capital lease obligations, was approximately $58,339,000.  Based on managements’ current cash flow projections, the Company will need to obtain significant additional financing to fund operations, address its current debt and restructure its balance sheet.  Without additional financing, the Company is expected to run out of cash in the fourth quarter of 2012.  The Company is currently exploring various alternatives, including financing, debt restructuring and partnering options.  If the Company is unable to obtain financing, it may not be able to continue as a going concern in the near future.

On May 29, 2012, the Company entered into an agreement to settle its obligations to Jay Levy, the estate of Jean Levy, Warren Levy and Ronald Levy (the “Levys” or the “Founders”) (see Note G).  Pursuant to the settlement agreement, the Founders agreed to settle any and all outstanding obligations due from the Company in exchange for (i) two installment payments of $150,000 each due in May and June 2012 (the “Interim Payments”), which were subsequently paid by the Company; (ii) $7,700,000 payable on or before September 30, 2012; and (iii) the issuance of 5,000,000 shares of the Company’s common stock.  Currently, the Company does not have sufficient cash to make the final payment contemplated under the agreement with the Founders.  In light of the recent EMA recommendation, the expected financial impact on business operations and the ability of the Company to raise funds, the Company does not believe it will be in a position to fund the debt settlement with the Founders.  In the event that the Company does not fund the debt settlement, the Company will owe the Founders a total of $23.0 million in principal and accrued interest as of September 30, 2012.

Under the restated financing agreement with Victory Park Management, LLC (together with its affiliates, “Victory Park”) (see Note H), the Company must maintain a cash balance equal to at least $2,500,000 and its cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  On May 29, 2012, the Company entered into a letter agreement with Victory Park pursuant to which they agreed to, among other things, waive the financial covenant requirements through September 30, 2012 (see Note H).  As a result of its cash balance being less than $2,500,000 as of June 30, 2012, the Company would have been in default of this provision had Victory Park not agreed to the waiver.  In the event the Company is not able to successfully restructure the Victory Park debt, the Company is expected to be in violation of its covenants with Victory Park in periods subsequent to September 30, 2012. Any such default could result in the Company’s debt owed to Victory Park becoming immediately due and payable.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

As previously disclosed, the Company is in discussions with Victory Park (see Note H).  However, there can be no assurance that the Company will be able to reach agreement with Victory Park regarding its debt obligations or on any other matter.

Liquidity

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008, and has continued into 2012.  These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings.  The credit crisis may continue for the foreseeable future. In addition, uncertainty about current and future global economic conditions may impact the Company’s ability to license its products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for the Company’s products and technologies could differ negatively from its current expectations.

Due to the Company’s limited financial resources, any further significant decline in Fortical sales and/or royalties, or delay in achieving milestones under its existing license agreements, or in signing new license, feasibility or distribution agreements for its products or technologies or loss of patent protection, ability to sell additional shares of its common stock, its inability to restructure its existing Victory Park debt, or ability to not violate its covenants with Victory Park could have a material adverse effect on the Company’s cash flow and operations (see Notes D, E, J, N,  and R).  As a result of advancing Fortical purchase orders from USL previously scheduled for November 2012 and February 2013, the Company expects to receive an additional $1,400,000 in cash in September 2012.   These orders will reduce sales of Fortical in future periods.  Additionally, the Company is in the process of evaluating operating expenses in order to curtail cash expenditures to extend its cash runway.

If the Company is unable to achieve significant milestones or sales under its existing agreements and/or enter into new significant revenue generating license or other arrangements in the near-term, the Company will need to either secure another source of funding in order to satisfy its working capital needs and to remain in compliance with covenants in its financing agreement with Victory Park (see Note H) or significantly curtail its operations. Should the funding required to sustain the Company’s working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on its business, operating results, financial condition and prospects. The Company believes that satisfying its cash requirements over the long term will require the successful commercialization of its licensed oral or nasal calcitonin products, and one or more of its Peptelligence™ biotechnologies, its oral parathyroid hormone (“PTH”) product, the obesity program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any new products will be approved or will be commercially successful. The amount of future revenue the Company will derive from Fortical is also uncertain.

In December 2011, the Company announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand. Under the comprehensive plan, the Company is continuing Fortical production and maintaining all of its core programs and partnered activities while decreasing cash expenditures. Since the Company is currently maintaining an adequate inventory of calcitonin and enzyme to support expected future Fortical production needs, it continues to suspend manufacturing of those materials at its Boonton facility. However, the Company is maintaining the cGMP status of the facility and the ability to manufacture peptides at that location. Implementation of the restructuring plan resulted in an immediate company-wide workforce reduction of approximately 25%. The cash requirements in 2012 to operate the research and peptide manufacturing facilities and develop products have decreased from 2011 due to the December 2011 restructuring.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

Cash received during the six months ended June 30, 2012 was primarily from Fortical sales and royalties received under the  agreement with Upsher-Smith Laboratories, Inc. (“USL”); accounts receivable collected from GlaxoSmithKline (“GSK”) for work performed in 2011;  and from development work and fee-for-service feasibility studies for various companies, including Tarsa. The Company’s primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone and other payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from its founders and Victory Park, (5) the sale of its common stock, (6) Fortical sales and royalties and (7) the proceeds from the sale of state net operating loss carryforwards. In 2011, the Company divested its equity interest in its former China Joint Venture as well as its Site Directed Bone Growth (“SDBG”) program, which may result in additional sources of cash in the future. There can be no assurance that any of these cash sources will continue to be available to the Company in the future. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by the Company or its licensees. Product sales to the Company’s partners under these agreements are based upon its licensees’ needs, which are sometimes difficult to predict. Sale of the Company’s common stock is dependent upon its ability to attract interested investors, its ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.  The Company is actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides, including PTH and its obesity peptide, and for its peptide manufacturing technology. In October 2011, the Company announced its decision to establish a Joint Development Vehicle with Nordic Bioscience (see Note N).  The Company may not be successful in achieving milestones under its current agreements, in obtaining regulatory approval for its other products or in-licensing any of its other products or technologies.

Going Concern

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

NOTE B - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Certain prior year amounts have been reclassified for presentation purposes.  Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any interim period. For further information, including a summary of significant accounting policies and practices, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2011.

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

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

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

We received an additional $4,000,000 in May 2011 due to the completion of Phase 2 patient enrollment in April 2011. We recognized $642,000 of revenue under these two milestones in the six months ended June 30, 2011.

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

In December 2011, we terminated the Amended License Agreement and related development services and clinical supply agreement with GSK. The termination of these agreements followed notification by GSK of its decision not to proceed based on its internal evaluation criteria. As a result, we regained the exclusive worldwide rights to our oral PTH program with no financial obligations to GSK. We will now seek to publish the full data set of the statistically significant Phase 2 results in a scientific journal and appropriate scientific conferences in 2012 and we intend to advance the oral PTH program.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the Food and Drug Administration (“FDA”) and launched by USL in August 2005. Revenue for the six months ended June 30, 2012 consisted of $1,940,000 in sales to USL and $495,000 in royalties from USL. Revenue for the six months ended June 30, 2011 consisted of $1,293,000 in sales to USL and $919,000 in royalties from USL. At June 30, 2012, our accounts receivable from USL were approximately $950,000. From August 2005 through June 2012, we have recognized an aggregate of $46,795,000 in Fortical sales and $27,221,000 in Fortical royalties. We recognize USL royalty revenue based upon quarterly sales reports provided by USL.  Royalty revenue, computed in a range from the transfer price of product to USL to a royalty rate in the mid-thirties depending on the circumstances, is earned on net sales of Fortical by USL and is recognized in the period Fortical is sold by USL. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. Pursuant to an amendment effected in 2009, there are no net sales minimums in the agreement. In December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to steadily decline. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment. The term of the USL agreement shall continue through the expiration of USL’s obligation to pay royalties and continue thereafter indefinitely unless earlier terminated.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We have received an aggregate of $13,700,000 from Novartis under this agreement and there are up to $5,000,000 in potential milestone payments remaining. We will receive royalties, at rates in the single digits, on net sales of any existing or future Novartis products that contain recombinant salmon calcitonin which in the future are approved for sale by health authorities, and are manufactured by Novartis using our technology. For both the six months ended June 30, 2012 and 2011, we recognized $446,000 in licensing revenue pursuant to the licensing agreement.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

NOTE F – INVENTORY

Inventory consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Current Inventory
Finished Goods – Net of allowances of $1,145,000 and $1,151,000, respectively	$766,325	$873,341
Raw Materials – Net of allowances of $35,000 and $38,000, respectively	443,316	410,209

Total	$1,209,641	$1,283,550

Noncurrent Inventory
Raw Materials	$1,355,464	$1,373,545
Finished Goods	273,818	573,102

Total	$1,629,282	$1,946,647

Typically, finished goods and work-in-process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and raw materials were $1,180,000 at June 30, 2012, a decrease of $9,000 from December 31, 2011. Based upon expected future orders, $273,818 of our finished goods inventory and $1,355,464 of our raw material inventory were classified as a noncurrent asset at June 30, 2012. We expect this inventory to be fully recoverable, therefore no reserve was established. In 2010, we temporarily ceased production of calcitonin and enzyme. This cessation of production has continued into 2012.  The Company is in the process of assessing whether production will be continued internally or outsourced and how that decision will impact the carrying value of our inventories and fixed assets.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

NOTE G – NOTES PAYABLE – FOUNDERS

To satisfy our short-term liquidity needs, the founding Levy family from time to time (prior to 2003) made loans to us. Jay Levy, our former director, Chairman of the Board, Treasurer and Assistant Secretary, and Jean Levy are/were the parents of Warren Levy and Ronald Levy, our former executive officers and directors.  Total interest expense on all Levy loans was approximately $439,000 and $421,000 for the three months ended June 30, 2012 and 2011, respectively.  Total interest expense on all Levy loans was approximately $881,000 and $833,000 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, total accrued interest on all Levy loans was $8,115,065 and the principal amount of the outstanding loans by the Levys to us totaled $14,437,518, for an aggregate owed to them of $22,552,583. These loans are collateralized by secondary security interests in our equipment and certain of our patents.

On March 10, 2011, we entered into the Settlement and Release Agreement and Amendments (the “Settlement Agreement”) by and among the Company and the Estate of Jean Levy, The Jaynjean Levy Family Limited Partnership, Dr. Warren Levy, our former president, and Dr. Ronald S. Levy, our former executive vice president (collectively, the “Levy Parties”).  Pursuant to the Settlement Agreement, the Company made the following payments in the six months ended June 30, 2011:

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

On May 29, 2012, the Company entered into a revised settlement agreement (the "Revised Settlement Agreement") with the Levy Parties and, for certain limited purposes, Victory Park Capital Advisors, LLC and several affiliated entities (collectively, the "Victory Park Parties"). Pursuant to the Revised Settlement Agreement, the Levy Parties have agreed that, except with respect to two $150,000 installments payable by the Company to the Levy Parties on May 29, 2012 and June 29, 2012, the obligations of the Company to make payments to the Levy Parties pursuant to the Settlement and Release Agreement dated as of March 10, 2011, between the Company and the Levy Parties have been deferred.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

As part of the Revised Settlement Agreement, the Levy Parties have agreed to waive the payment obligations of the Company under the prior Settlement Agreement and to release various claims (the "Levy Released Claims"), subject to the Company's satisfaction of the following conditions on or before September 30, 2012: (1) payment to the Levy Parties of $8,000,000, less the amount of the Interim Payments; (2) timely payment of the Interim Payments; (3) issuance to the Levy Parties of 5,000,000 shares of the Company's common stock; and (4) execution and delivery of a registration rights agreement in the form of Exhibit B to the Revised Settlement Agreement. Furthermore, all representations and warranties of the Company must remain true and correct in all material respects as of the date such deliveries are made, unless such representations and warranties are as of a date certain. The representations and warranties include, without limitation, representations that: (w) the Company has timely made all SEC filings since March 15, 2012, such filings comply in all material respects with the Securities and Exchange Act of 1934 (the “Exchange Act”) and all SEC rules and regulations, are not materially misleading and no events have occurred that would require amendments or supplements to such filings; (x) as of the date of the Revised Settlement Agreement, the Company has not received any written third-party offers or expressions of interest to provide additional financing in excess of $30,000,000; (y) the Company has not received and does not have a reasonable basis to expect to receive any written offers or expressions of interest for any transaction for aggregate consideration in excess of $80,000,000; and (z) as of the date of the Revised Settlement Agreement, the Company has not received any written offers or expressions of interest to sell or license any material portion of its assets. In the event that such conditions precedent are met on or prior to September 30, 2012 and if, on or prior to September 30, 2012, the Company receives a written offer or expression of interest for a transaction involving consideration in excess of $80,000,000, then the Company is required to pay the Levy Parties at the time of consummation of such transaction ten percent of such consideration in excess of $80,000,000, but in no event more than $15,000,000 less the then current market value of the 5,000,000 shares of common stock delivered to the Levy Parties.

In the event that such conditions precedent are met and the Levy Released Claims are resolved, the Company and the Victory Park Parties will release, and receive releases from, the Levy Parties of all claims, except for certain expressly excluded claims.

If the Company fails to make the Interim Payments when due, its representations in the Revised Settlement Agreement shall be untrue in any material respect, or it receives prior to the funding date a written offer or expression of interest with respect to a transaction contemplating the purchase, sale, transfer or other disposition of all or a controlling portion of the Company’s equity securities or all or a material portion of the Company’s assets (whether by merger or otherwise) for aggregate consideration in excess of $80,000,000, the Levy Parties may terminate the Revised Settlement Agreement upon written notice to the Company.

The Company has not recorded any accounting adjustments related to the Revised Settlement Agreement as of June 30, 2012.  The necessary adjustments will be recorded if and when the Company meets its remaining obligations prior to September 30, 2012.  Currently, the Company does not have sufficient cash to make the final payment contemplated under the agreement with the Founders.  In light of the recent EMA recommendation (see Note A), the expected financial impact on business operations and the ability of the Company to raise funds, the Company does not believe it will be in a position to fund the debt settlement with the Levy Parties.  In the event that the Company does not fund the debt settlement, the Company will owe the Levy Parties a total of $23.0 million in principal and accrued interest as of September 30, 2012.

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

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes in exchange for the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and additional net proceeds of approximately $13,642,000 (before debt issuance costs). These convertible notes were purchased at a 2% discount to the face amount. We received net cash proceeds of approximately $11,635,000. The balance of deferred financing costs ($58,000 at June 30, 2012) and note discount ($2,313,000 at June 30, 2012) from the 2008, 2009 and 2010 Victory Park financings are being amortized over the three-year term of the new convertible notes to interest expense on a straight-line basis which approximates the effective interest rate method. The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes. The convertible notes accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be capitalized and added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date. As a result, $5,797,859 and $5,018,750 in accrued interest was reclassified from accrued interest to notes payable in 2012 and 2011, respectively.

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

For the three months ended June 30, 2012 and 2011 we recognized approximately $2,498,000 and $2,373,000, respectively, in cash and non-cash interest expense on these notes.  For the six months ended June 30, 2012 and 2011 we recognized approximately $4,813,000 and $4,693,000, respectively, in cash and non-cash interest expense on these notes.

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

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

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

On May 29, 2012, the Company entered into a letter agreement with Victory Park pursuant to which they agreed to, among other things, waive the financial covenant requirements through September 30, 2012.  As a result of our cash balance being less than $2,500,000 as of June 30, 2012, we would have been in default of the minimum cash balance provision had Victory Park not agreed to the waiver. On May 29, 2012, the Company also entered into a letter agreement with Victory Park Management, LLC, as agent ("Agent"). Pursuant to the letter agreement, the Company agreed that if, on or before September 21, 2012 (the "Trigger Date") it has not: (i) entered into a credit facility reasonably acceptable to the Agent pursuant to which the Company has received no less than $28,000,000 in gross cash proceeds; or (ii) sold some or all of its equity investment in Tarsa pursuant to a sale reasonably acceptable to Agent, or pursuant to a dividend from Tarsa, entry into a merger by Tarsa or some other Tarsa-related transaction on terms reasonably acceptable to Agent, obtained proceeds and used such proceeds to pay the Levy Parties in accordance with the Agreement prior to the Trigger Date, then the Agent, the lenders and their affiliates shall have the right, but not the obligation, between the Trigger Date and September 30, 2012, to finance the payment to the Levy Parties. If the Agent or its affiliates exercise the right to make such loan, such loan shall be an obligation under the amended and restated financing agreement, dated as of March 16, 2010, between the Company, the lenders thereto and the Agent. Such loan will be evidenced by additional promissory notes, which notes shall be on the same terms as the loans evidenced by the existing notes issued by the Company to the lenders, except that the additional notes shall be immediately convertible at a conversion price equal to the average closing price of Company's common stock (on the OTCBB) during the sixty trading days prior to the date of the letter agreement.   As previously disclosed, the Company is in discussions with Victory Park.  However, there can be no assurance that the Company will be able to reach agreement with Victory Park regarding its debt obligations or on any other matter.

NOTE I - DEBT

We have short-term and long-term debt outstanding to Victory Park and the Levys, as well as a capital lease.

Aggregate maturities of all outstanding debt at June 30 were as follows:

June 30,
2013	$58,290,781
2014	40,575
2015	7,174
Thereafter	--
58,338,530
Discount – Victory Park (see Note H)	(2,312,836)
$56,025,694

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

Presentation on Balance Sheet:

	June 30, 2012	December 31, 2011
Notes payable – Founders: long-term (see Note G)	$--	$13,987,518
Notes payable – Founders: short-term (see Note G)	14,437,518	750,000
Notes payable – Victory Park: net of discount of $2,312,836 at June 30, 2012 and $3,945,124 at December 31, 2011 (see Note H)	41,503,773	34,073,626
Capital lease payable– short-term	36,656	--
Capital lease payable– long-term	47,747	--
	$56,025,694	$48,811,144

NOTE J - TARSA

In October 2009, we licensed our Phase 3 oral calcitonin program (the “Program”) to Tarsa, a private company formed by a syndicate of three venture capital funds specializing in the life sciences: MVM Life Science Partners, Quaker BioVentures and Novo A/S.

In consideration for our sale to Tarsa of an exclusive license for the Program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa, which initially represented a 26% ownership on a non-diluted basis (see below).  We account for our Tarsa investment under the equity method.  As of June 30, 2012 and December 31, 2011, the carrying amount of our investment in Tarsa was zero due to our proportionate share of losses recognized by Tarsa in prior periods being higher than the book value of our investments.

In April 2011 we announced that Tarsa had selected us to conduct the stability testing for its oral calcitonin and has agreed to pay us $1,040,000 for these services. The stability testing results will be included in Tarsa’s NDA.

We recognized $840,000 and $636,000 of revenue for development, testing and other services performed for Tarsa under statements of work in the six months ended June 30, 2012 and 2011, respectively.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

On April 8, 2011, along with the founding investors of Tarsa, we entered into an agreement to purchase $1,518,000 in convertible promissory notes and warrants (the “Purchase Agreement”) from Tarsa to help fund Tarsa’s business operations. After recording this investment in Tarsa, we recognized our proportionate share of Tarsa’s accumulated losses which exceeded the book value of our investment and, as a result, reduced the book value of our investment in Tarsa to zero. In addition, pursuant to the Purchase Agreement, Tarsa’s three founding investors could elect to purchase additional convertible promissory notes and warrants from Tarsa in one or more closings to occur between the April 8, 2011 closing date and December 2011 (the “Subsequent Closings”). If we did not purchase our pro rata portion of such additional securities in those Subsequent Closings, our outstanding principal and accrued interest under the notes previously purchased would mandatorily, automatically convert into shares of Tarsa common stock at the then current conversion price for the Series A Preferred Stock set forth in Tarsa’s certificate of incorporation, as amended from time to time. Therefore, on July 8, 2011, we entered into another Purchase Agreement and we invested an additional $1,301,000 in Tarsa convertible promissory notes and warrants. After recording this investment in Tarsa, we recognized our proportionate share of Tarsa’s accumulated losses and reduced our investment in Tarsa to zero.

In January 2012, we made an additional investment in Tarsa by purchasing convertible promissory notes in the principal amount of $651,000 and warrants to purchase up to an aggregate of 67,435 shares of Series A Preferred Stock. As a result of such investment, in the first quarter of 2012, we recognized a loss on the investment in the amount of $651,000 as the accumulated losses of Tarsa exceeded the carrying value of our investment.

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

NOTE K – CHINA JOINT VENTURE

On June 7, 2011 (the “Signing Date”), we entered into an Equity Sale and Purchase Agreement with an effective date of June 4, 2011 (the “Effective Date”), (which agreement was restated and replaced in July 2011 without altering the substantive terms of the June agreement; as so restated, the “Equity Transfer Agreement”), under which we sold our equity interest in Unigene Biotechnology Co., Ltd. (the “China Joint Venture”), which represents forty-five percent (45%) of the registered capital and the profits and losses of the China Joint Venture (the “Equity Interest”). Thereunder, we sold the Equity Interest to China Charmaine Pharmaceutical Company Limited (the “Purchaser”), an affiliate of China Pharmaceutical Group Limited (“CPG”) for an aggregate purchase price of up to $1,050,000, payable in two installments in the amounts and at the times described below.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

In consideration for the sale and transfer of the Equity Interest: (i) upon the receipt of certain governmental approvals and satisfaction of certain other customary conditions, the Purchaser shall pay the first installment of $600,000 to us (such payment date, the Closing Date); and (ii) the Purchaser shall pay the remaining $450,000 (the “Final Payment”) on the date the option (as defined) is exercised, provided that if the option is not exercised on or before the Final Payment Date and the Shares are not otherwise disposed of by the holder, we will forego the Final Payment.

Furthermore, as of the Effective Date, we have no further obligations under the Joint Venture Contract or the Articles of Association, both dated as of June 15, 2000 between us and CPG’s predecessor.

As of the Signing Date, our investment in the China Joint Venture was $2,873,070 and we had recorded a liability to the China Joint Venture in the amount of $1,200,000 for a net investment of $1,673,070. In June 2011, due to the expected first payment of $600,000, we recognized a loss of $1,073,070 on the termination and sale of the China Joint Venture. We will recognize a gain if we receive the $450,000 contingent final payment, which we believe is very unlikely.

During the three months ended June 30, 2012, the Company made repeated unsuccessful attempts to collect the balance owed under the first installment of $600,000 pursuant to the Equity Transfer Agreement.  To date, the Purchaser has failed to provide an adequate explanation as to why the closing referred to in the Equity Transfer Agreement has not occurred in a timely manner and why the first installment has not been paid.  While the Company intends to vigorously pursue collection of this outstanding receivable, the Company can no longer be reasonably certain that the payment will be received and has opted to record an allowance equivalent to the full amount of the receivable.   The charge is reflected as a Loss from Investment in the former China Joint Venture in the accompanying Statements of Operations for the three and six months ended June 30, 2012.

In 2008, we initiated the transfer of technology and know-how to the China Joint Venture. This technology and know-how contribution gave rise to a basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying assets of the China Joint Venture. This basis difference was being recognized over 17 years, the estimated life of the transferred assets. In 2011, we revised our accounting prospectively to account for the calculation of the basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying net assets of the China Joint Venture. We had originally calculated the amortization of the difference based upon the $4.5 million of intellectual property (licensed patent rights, know-how, etc.) that had been and was agreed to be contributed to the China Joint Venture. However, as of January 1, 2011, we calculated the amortization of the difference based upon the $2.1 million of intellectual property that had been contributed to that date and recorded on the financial statements of the China Joint Venture. The cumulative adjustment in the first quarter of 2011 totaled $317,643. We also recognized a revised basis difference of $30,882. Therefore, the net basis difference recognized in the first quarter of 2011 was an expense of $286,761. These expenses are included in our Statements of Operations under “Loss from investment in former China Joint Venture.” Our share of the former China Joint Venture’s losses for the six months ended June 30, 2012 and 2011 were zero and $16,000, respectively.

NOTE L – SALE/LEASEBACK

On May 24, 2011 (the “Closing Date”), we sold our real property located at 110 Little Falls Road, Fairfield, New Jersey, with the buildings and improvements thereon, and any furniture, machinery, equipment and other personal property (other than property used in the conduct of our laboratory business) that we owned and used to operate, repair and maintain the property (the “Property”), to RCP Birch Road, L.L.C. (the “RCP”). This sale was affected pursuant to an Agreement for Sale of Real Estate, dated as of January 31, 2011, by and between us and RCP. In connection with the transfer of title of the Property, on the Closing Date, we received an aggregate purchase price of $1,200,000 from RCP. In connection with the transfer of title of the Property, pursuant to the Settlement Agreement, Victory Park and the Levy Parties, respectively, released their primary and secondary mortgages and related liens on the Property (see Notes G and H).

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

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

After expenses of $80,000, we received net proceeds of $1,120,000. Our basis in the land, building and improvements was $303,000. Therefore, we will recognize a gain on this transaction in the amount of $817,000. This gain is being recognized ratably over seven years, the length of the lease term. For the six months ended June 30, 2012 and 2011, we recognized a gain in the amount of $58,000 and $10,000, respectively, which is included in the Statements of Operations as a reduction in rent expense.

NOTE M - SITE-DIRECTED BONE GROWTH

In September 2011, we sold our non-core asset, the SDBG program, by assigning seven patent applications to Kieran Murphy, LLC. In addition, we terminated an Exclusive License Agreement and Consulting Agreement with Kieran Murphy, LLC, as well as a License Option Agreement and Research Agreement with Yale University. In exchange for the assignment of the patents and patent applications, we will receive sales royalties in excess of seven percent (7%) and will receive forty percent (40%) of any future licensing revenue and/or forty percent (40%) of all considerations received upon the subsequent sale of the SDBG patent portfolio by Kieran Murphy, LLC.

NOTE N - NORDIC BIOSCIENCE

In October 2011, we and Nordic Bioscience announced our decision to establish a Joint Development Vehicle (“JDV”) to progress up to three of our internally developed, proprietary calcitonin analogs through Phase 2 proof-of-concept in humans for the treatment of Type 2 diabetes, osteoarthritis and osteoporosis. We and Nordic will each own 50% of the resulting JDV. The consummation of the transaction contemplated in connection with the JDV remains subject to the negotiation and execution of a series of agreements among the parties.  Therefore, we have not yet recognized any investment in the JDV.

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

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

NOTE O – STOCK-BASED COMPENSATION

Compensation expense is calculated each quarter for consultants, employees and directors using the Black-Scholes option pricing model, until the option is fully vested.

Based upon options issued to consultants, we recognized a compensation benefit of $500 in the six months ended June 30, 2012, which was recorded in the first quarter of 2012.   We recognized a compensation benefit of $7,000 in the three months ended June 30, 2011 and we recognized compensation expense of $5,000 in the six months ended June 30, 2011 pursuant to options issued to consultants.  These amounts are included in research and development expenses.

For the three months ended June 30, 2012, we recognized share-based compensation cost for employees and directors of $343,000, which consisted of $268,000 in general and administrative expenses and $75,000 in research and development expenses. For the three months ended June 30, 2011, we recognized share-based compensation cost for employees and directors of $252,000, which consisted of $232,000 in general and administrative expenses, and $20,000 in research and development expenses. For the six months ended June 30, 2012, we recognized share-based compensation cost for employees and directors of $654,000, which consisted of $513,000 in general and administrative expenses, and $141,000 in research and development expenses. For the six months ended June 30, 2011, we recognized share-based compensation cost for employees and directors of $498,000, which consisted of $457,000 in general and administrative expenses, and $41,000 in research and development expenses. The share-based compensation expense within general and administrative expenses for the three and six months ended June 30, 2012 includes a charge of $47,000  related to the modification of stock option awards granted to a former officer.  We did not capitalize any share-based compensation cost.

As of June 30, 2012, there was approximately $1,178,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan. That cost is expected to be recognized over a weighted-average period of approximately 0.8 years.

For the three and six months ended June 30, 2012 and 2011, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. We have no present intention of declaring any dividends. We based expected volatility on historical volatility. We estimated the expected term of stock options using historical exercise experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected volatility	63.8%	60.6%	62.0%	59.6%
Expected dividends	--	--	--	--
Expected term (in years)	5.9	6.0	6.8	6.0
Risk-free rate	1.1%	1.8%	1.4%	1.9%
Forfeiture rate - employees	25%	20%	25%	20%
Forfeiture rate – officers and directors	0%	0%	0%	0%

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

A summary of option activity as of June 30, 2012 and changes during the six months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	8,027,950	$1.09
Granted	3,073,031	$0.53
Exercised	(42,000)	$0.31
Forfeited or Expired	(1,138,321)	$1.23
Outstanding at June 30, 2012	9,920,660	$0.90	6.6	$1,000

Exercisable at June 30, 2012	5,496,985	$1.13	5.2	$--

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2012 and 2011 was $0.22 and $0.65, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2012 and 2011 was $0.28 and $0.49, respectively The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended June 30, 2012 and 2011 was zero and $81,000, respectively and the total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $12,000 and $81,000 , respectively.

Cash received from option exercises under all share-based payment arrangements for both the three and six months ended June 30, 2012 and 2011 was $13,000 and $54,000, respectively.  No tax benefit was realized from option exercises.

Warrants

At June 30, 2012, there were warrants outstanding to purchase an aggregate of 60,000 shares of common stock at exercise prices ranging from $2.00 to $2.20 per share, with expiration dates ranging from 2012 to 2015.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

Restricted Stock Awards

During 2012 and 2011, we granted restricted stock awards to directors, which generally vest six months to one year from their grant date. We recognized $12,000 and $10,000 of compensation expense during the three-months ended June 30, 2012 and 2011, respectively and $18,000 and $19,000 of compensation expense during the six-months ended June 30, 2012 and 2011, respectively, related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At June 30, 2012 we had $7,000 of total unrecognized compensation cost related to non-vested restricted stock.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2012	40,000	$1.24
Changes during the period:
Shares granted	40,000	0.43
Shares vested	(40,000)	1.24
Shares forfeited	--	--
Non-vested balance as of June 30, 2012	40,000	$0.43

NOTE P – NET LOSS PER SHARE

We compute and present both basic and diluted earnings per share (“EPS”) on the face of the Statements of Operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Victory Park convertible debt upon conversion to common stock (1)	65,359,776	54,312,500	65,359,776	31,807,320
Options to purchase common stock	9,849,488	9,302,942	9,590,047	9,450,308
Warrants to purchase common stock	60,000	60,000	60,000	60,000
Unvested restricted stock	40,000	26,813	40,000	13,481

Total	75,309,264	63,702,255	75,049,823	41,331,109

(1)	Assumes conversion of principal plus accrued interest as of June 30.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

Reconciliation between the number of issued shares shown on the balance sheet and the number of shares used to determine EPS at June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Issued shares per balance sheet	95,414,927	92,681,832
Unvested restricted stock	(40,000)	(40,000)
Treasury Stock	--	--
Shares used in determining EPS	95,374,927	92,641,832

NOTE Q – PATENTS AND OTHER INTANGIBLES

Details of intangible assets are summarized as follows:

	June 30, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents	$1,465,834	$(431,708)	$1,034,126	$1,179,883	$(377,073)	$802,810
Deferred Patents	980,050	--	980,050	1,217,648	--	1,217,648
Trademarks	--	--	--	144,226	(144,226)	--
	$2,445,884	$(431,708)	$2,014,176	$2,541,757	$(521,299)	$2,020,458

Trademarks and patents are intangible assets with definite useful lives and therefore continue to be amortized in accordance with accounting guidance. Amortization expense amounted to $55,000 and $48,000 for the six months ended June 30, 2012 and 2011, respectively. The trademarks are fully amortized. The weighted-average remaining amortization period for patents at June 30, 2012 was approximately 10 years. Future amortization expense on our amortizable intangible assets over the next five years is estimated as follows:

2012	$109,000
2013	122,000
2014	122,000
2015	121,000
2016	119,000
$593,000

During the six months ended June 30, 2012, we wrote-off impaired patent and trademark applications in the aggregate amount of $55,000.  This charge is included in General and Administrative expenses in our Statements of Operations.  We also wrote-off fully amortized expired trademarks in the aggregate amount of $144,000. During the six months ended June 30, 2011, we wrote-off fully amortized expired patents in the aggregate amount of $270,000.

NOTE R - LEGAL PROCEEDINGS

On September 8, 2011, the United States Patent and Trademark Office (“USPTO”) granted a request for inter partes reexamination of the Fortical Patent filed by Apotex on July 15, 2011. In granting the Request for Reexamination, the USPTO gave Unigene a two month time period to respond to the substantial new questions of patentability raised in the Reexamination Office Action dated September 8, 2011. Unigene filed its response to the Reexamination Office Action on November 8, 2011. Apotex filed Third Party Comments on December 7, 2011 and January 9, 2012. Unigene is waiting to hear from the USPTO, which may take over one year. Because the Supreme Court denied Apotex’s petition for certiorari, on April 5, 2012, Unigene moved to Suspend Reexamination of Claim 19 by filing a Petition with the USPTO. On April 19, 2012, Apotex filed a Response to Unigene’s Petition with the USPTO, asking the USPTO to deny Unigene’s Petition. Unigene is waiting to hear from the

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

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

On May 18, 2012 the Company’s former patent counsel, Ostrolenk Faber LLP, filed suit against it in the United States District Court for the Southern District of New York for unpaid legal fees and disbursements in an amount not less than $402,388.66 plus interest and attorneys fees.  The Company has filed a motion to dismiss the suit and is awaiting a ruling on the Motion.  If the Motion is not granted in full, the Company has notified Ostrolenk Faber that it will respond to the suit with counterclaims that assert amongst other things claims for legal malpractice and a breach of fiduciary duty.  The Company contends that Ostrolenk Faber’s actions and/or inactions caused the loss of the Company’s intellectual property in Brazil.

NOTE S – FAIR VALUE MEASUREMENTS

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Given our financial condition described in Note A, it is not practicable to estimate the fair value of our debt at June 30, 2012 and December 31, 2011. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature. We believe that our capital lease obligation accrues interest at a rate which approximates prevailing market rates for instruments with similar characteristics and, therefore, approximates fair value. Fair value is a market-based measurement determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant, not based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, consideration is given to three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. Entities are required to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. Inputs to fair valuation techniques are prioritized, allowing for the use of unobservable inputs to the extent that observable inputs are not available. The applicable guidance establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

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

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

NOTE T – SUBSEQUENT EVENTS

On July 20, 2012 the EMA issued a press release concerning the marketability of approved calcitonin products in Europe, concluding there was evidence of a small increased risk of cancer with long-term use of current calcitonin medications approved and commercially available in Europe since 1973, and calling for curtailment of calcitonin usage.  On August 1, 2012, Health Canada announced that it is reviewing whether to follow European medical authorities and restrict use of a nasal spray prescribed to prevent osteoporosis because of the increased risk of cancer.

The Company has licensed to USL its patented nasal formulation of calcitonin for commercialization in the United States and has licensed the development and worldwide commercialization rights (except China) for its Phase 3 oral calcitonin to Tarsa.  However, since neither the Company nor its licensees are Market Authorization Holders in Europe, they do not have the right to appeal the EMA's recommendation.  The potential regulatory and commercial impact of this announcement on calcitonin related products marketed or under development by the Company’s licensees and partners in Europe and other markets as well as the resulting financial impact on its future business operations is currently being evaluated.  There is a possibility that other regulatory authorities, including the FDA, could take actions as a result of the EMA recommendation, including withdrawing calcitonin products from the market or limiting their use.  This could materially adversely affect the Company’s finances and operations by reducing or eliminating sales and royalties on Fortical, limiting the value of current calcitonin development projects and limiting the potential value of its investment in Tarsa.  Additionally, this could impact the carrying value of assets, including fixed assets, inventories and patents, as well as the Company’s ability to obtain adequate financing.   See Note A for additional discussion on the impact of these events on the Company’s liquidity.

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

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

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

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

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

Unigene Biotechnologies Business Unit

We are expanding our Peptelligence™ platform of peptide oral drug delivery and manufacturing assets and capabilities with the goal of establishing a portfolio of partnered opportunities. We plan to generate near-term revenue from fee-for-service feasibility studies and establish a solid foundation for potential high-value milestones and royalties. We hope to apply our Peptelligence™ platform to as many therapeutic peptide programs as possible and help our partners co-develop those peptides through advanced clinical testing and commercialization.  Since the formation of the Biotechnologies Business Unit, we have initiated 13 feasibility studies with various bio-pharmaceutical partners.

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

In 2009, we licensed our late-stage oral calcitonin formulation to Tarsa, a venture-financed company founded exclusively to conduct Phase 3 clinical testing and prepare our proprietary oral calcitonin formulation for commercialization. We currently own an approximately 16% fully-diluted stake in Tarsa, subject to liquidating preferences and to possible future dilution. In March 2011, Tarsa announced positive Phase 3 study top-line results for its multinational, randomized, double-blind, placebo-controlled Phase 3 ORACAL trial in postmenopausal women with osteoporosis. Tarsa is also the sponsor of an ongoing Phase 2, 48-week oral calcitonin trial for prevention of bone loss in postmenopausal women with low bone mass. On November 9, 2011, we announced positive top-line results of our Phase 2 clinical study evaluating an experimental oral PTH analog for the treatment of osteoporosis in 93 postmenopausal women. The study achieved its primary endpoint of statistically significant percent change from baseline of BMD. We sponsored the Phase 2 study as part of the now terminated exclusive worldwide option and licensing agreement with GSK. We are actively seeking a licensing partner for the oral PTH program. We expect to present the full data from the Phase 2 study in a peer review journal and/or scientific congress in the third quarter of 2012.

In February 2011, we announced our plans to accelerate the development of our lead proprietary anorexigenic peptide, UGP281. An anorexigenic peptide is one that diminishes or controls appetite and offers potential therapeutic benefit to morbidly obese patients. This program has initiated pre-clinical development studies and we are preparing to file an Investigational New Drug (“IND”) application with the FDA.

In October 2011, we and Nordic Bioscience announced our decision to establish a Joint Development Vehicle to progress up to three of our internally developed, proprietary calcitonin analogs through Phase 2 proof-of-concept in humans for the treatment of Type 2 diabetes, osteoarthritis and osteoporosis. (See Note N.)

During 2010, our Annexin 1 analog and SDBG programs were put on hold to conserve cash. In September 2011, we sold our SDBG program by assigning seven patent applications to Kieran Murphy, LLC. In addition, in connection with the sale we terminated an Exclusive License Agreement and Consulting Agreement with Kieran Murphy, LLC, as well as a License Option Agreement and Research Agreement with Yale University. In exchange for the assignment of the patents and patent applications, we are eligible to receive sales royalties and future licensing revenue and/or a percentage of all considerations received upon the subsequent sale of the SDBG patent portfolio by Kieran Murphy, LLC. (See Note M.)

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

Revenue

Revenue is summarized as follows for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Product Sales	$1,293,613	$646,173	$1,939,760	$1,293,488

Royalties	146,606	405,029	495,350	919,226

Licensing Revenue	262,689	705,162	525,378	1,267,851

Development Fees and other	1,034,624	712,688	1,528,327	1,114,296

Total Revenue	$2,737,532	$2,469,052	$4,488,815	$4,594,861

Revenue for the three months ended June 30, 2012 increased $268,000, or 11%, to $2,737,000 from $2,469,000 in the comparable period in 2011. This was primarily due to the timing of Fortical shipments, partially offset by the continuing decline in royalties from Fortical due to increased competition in the nasal calcitonin market and negative gross to net sales adjustments recorded by USL, as well as to a decrease in licensing revenue. Fortical sales to USL for the three month period ended June 30, 2012 increased $648,000 or 100% to $1,294,000 from $646,000 in the comparable period in 2011. Fortical sales fluctuate each quarter based upon USL’s ordering schedule. Fortical royalties for the three months ended June 30, 2012 decreased $258,000, or 64%, to $147,000 from $405,000 in the comparable period of 2011. Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipment to its customers. In the three months ended June 30, 2012, both quantities of units sold by USL as well as their net selling price per vial of Fortical declined from the comparable period in 2011, causing royalties to decrease.  Additionally, the Company was notified by USL that there were negative adjustments recorded to their gross to net sales reserves in the three months ended June 30, 2012 primarily due to an increase to reserves for government rebates for prior period claims.  Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years. Licensing revenue decreased $442,000 or 63% in the three months ended June 30, 2012 as compared to the comparable period in 2011. The decrease was primarily due to the $4,000,000 payment received from GSK in December 2010, of which $392,000 was recognized in the three months ended June 30, 2011 (See Note C).

Revenue for the six months ended June 30, 2012 decreased $106,000, or 2%, to $4,489,000 from $4,595,000 in the comparable period in 2011. This was primarily due to the continuing decline in royalties from Fortical due to increased competition in the nasal calcitonin market and negative gross to net sales adjustments recorded by USL, as well as to a decrease in licensing revenue primarily due to the termination of the GSK license agreement. Fortical sales to USL for the six month period ended June 30, 2012 increased $647,000 or 50% to $1,940,000 from $1,293,000 in the comparable period in 2011 due to the timing of Fortical shipments.  Fortical sales fluctuate each quarter based upon USL’s ordering schedule. Fortical royalties for the six months ended June 30, 2012 decreased $424,000, or 46%, to $495,000 from $919,000 in the comparable period of 2011. Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipment to its customers. In the six months ended June 30, 2012, both quantities of units sold by USL as well as their net selling price per vial of Fortical declined from the comparable period in 2011, causing royalties to decrease.  Additionally, the Company was notified by USL that there were negative adjustments recorded to their gross to net sales reserves in the three months ended June 30, 2012 primarily due to an increase to reserves for government rebates for prior period claims.  Licensing revenue decreased $742,000 or 59% in the six months ended June 30, 2012 as compared to the comparable period in 2011. The decrease was primarily due to the $4,000,000 payment received from GSK in December 2010, of which $642,000 was recognized in the six months ended June 30, 2011 (See Note C).

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

Development fees and other revenue increased 45% to $1,035,000 in the three months ended June 30, 2012 from $713,000 in the comparable period in 2011, and increased 37% to $1,528,000 in the six months ended June 30, 2012 from $1,114,000 in the comparable period in 2011 primarily due to the timing and amount of development work and fee-for-service feasibility studies we do for various pharmaceutical and biotechnology companies, including Tarsa.

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

Expenses

In December 2011, we announced a restructuring plan that included a reduction in our workforce and expenses to improve operational efficiencies and to better match resources with market demand. Under the comprehensive plan, we will continue Fortical production and will maintain all of our core programs and partnered activities while decreasing annual cash expenditures by approximately $1,000,000. Since we currently maintain an adequate multi-year inventory of calcitonin and enzyme to support Fortical, we are continuing to suspend manufacturing of those materials at our Boonton facility. However, we are maintaining the cGMP status of the facility and the ability to manufacture peptides at that location. Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 25%. From time to time, we will evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

We allocate costs associated with our manufacturing facility in Boonton, New Jersey to the manufacture of production batches for inventory purposes, cost of goods sold, research and development expenses, unallocated facility cost or inventory reserve based upon the activities undertaken by the personnel in Boonton each period.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs, preclinical and clinical trials, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense. Research and development expense decreased $719,000, or 34% to $1,379,000 from $2,098,000 for the three months ended June 30, 2012 as compared to the same period in 2011 and decreased $1,881,000, or 42% to $2,638,000 from $4,519,000 for the six months ended June 30, 2012 as compared to the same period in 2011. The decreases were primarily due to declines of $964,000 and $2,241,000, respectively, in the three and six month periods ended June 30, 2012 in expenses related to our oral PTH program due to a reduction in Phase 2 clinical trial expenditures as compared to the comparable period in 2011.  Research and development expenses should continue to decrease in 2012, as compared to 2011, due to the termination of the oral PTH program in December 2011.

 Cost of Goods Sold

Cost of goods sold consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance. Cost of goods sold increased 67% to $452,000 from $271,000 for the three months ended June 30, 2012 as compared to the same period in 2011. Cost of goods sold increased 30% to $698,000 from $536,000 for the six months ended June 30, 2012 as compared to the same period in 2011. Cost of goods sold primarily represents our costs associated with Fortical production for USL, whose purchases from us fluctuate each quarter. The increase in cost of goods sold in both periods was the result of higher shipments of Fortical due to the timing of shipments in the three months ended June 30, 2012, partially offset by lower direct material costs as a result of improved production yields.  Cost of goods sold as

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

a percentage of sales was 35% and 42%, respectively, for the three months ended June 30, 2012 and 2011 and 36% and 41%, respectively, for the six months ended June 30, 2012 and 2011. The improved margins were the result of lower direct material costs as a result of improved production yields.  Future production related expenses for 2012 and later years will be dependent upon the level of future Fortical sales, as well as possible peptide production, to meet our partners’ needs.

General and Administrative Expenses

General and administrative expenses decreased $156,000, or 7%, to $ 2,165,000 from $2,321,000 for the three months ended June 30, 2012 as compared to the same period in 2011 and decreased $387,000, or 8%, to $4,258,000 from $4,645,000 for the six months ended June 30, 2012 as compared to the same period in 2011. The decrease in expenses in the three month period is primarily attributed to lower legal expenses in 2012.  The decrease in expenses in the six month period is primarily attributed to a one-time, non-cash charge for stock option compensation of $350,000 for Warren Levy and Ronald Levy, former executive officers of Unigene.

Unallocated Facility Cost

Unallocated facility cost represents idle facility costs associated with the underutilization of our Boonton manufacturing facility. These costs primarily consist of salaries, as well as overhead expenses, which decreased $171,000, or 20%, to $678,000 for the three months ended June 30, 2012 as compared to $849,000 in the same period in 2011 and decreased $62,000, or 4%, to $1,537,000 for the six months ended June 30, 2012 as compared to $1,599,000 in the same period in 2011. The expenses in 2012 and 2011 primarily relate to the cessation of calcitonin and enzyme production, as well as the decreased production of Fortical.

Other Income/Expense

Interest Expense

Interest expense increased 5% in the three months ended June 30, 2012 to $2,944,000 from $2,798,000 in the three months ended June 30, 2011. During the three months ended June 30, 2012 and 2011 we recognized $2,498,000 and $2,373,000, respectively, in cash and non-cash interest expense under the Victory Park convertible notes.  In addition, interest expense on the Levy loans increased to $439,000 in the three months ended June 30, 2012 from $421,000 in the three months ended June 30, 2011.

Interest expense increased 3% in the six months ended June 30, 2012 to $5,706,000 from $5,534,000 in the six months ended June 30, 2011. During the six months ended June 30, 2012 and 2011 we recognized $4,813,000 and $4,693,000, respectively, in cash and non-cash interest expense under the Victory Park convertible notes.  In addition, interest expense on the Levy loans increased to $881,000 in the six months ended June 30, 2012 from $833,000 in the six months ended June 30, 2011.

Loss from Investment in Tarsa

In January 2012, we made an additional investment in Tarsa by purchasing convertible promissory notes in the principal amount of $651,000 and warrants to purchase up to an aggregate of 67,435 shares of Series A Preferred Stock.  After recording this investment in Tarsa, we recognized Tarsa’s prior years’ losses up to our $651,000 investment, thereby reducing our investment in Tarsa to zero.

Loss from Investment in former China Joint Venture

During the three months ended June 30, 2012, the Company made repeated unsuccessful attempts to collect the balance owed under the first installment of $600,000 pursuant to the Equity Transfer Agreement.  To date, the Purchaser has failed to provide an adequate explanation as to why the closing referred to in the Equity Transfer Agreement has not occurred in a timely manner and why the first installment has not been paid.  While the Company intends to vigorously pursue collection of this outstanding receivable, the Company can no longer be reasonably certain that the payment will be received and has opted to record an allowance equivalent to the full amount of the receivable.   The charge is reflected as a Loss from Investment in the former China Joint Venture in the accompanying Statements of Operations for the three and six months ended June 30, 2012.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

The 2011 loss includes our 45% ownership percentage of our China Joint Venture’s profits and losses. Our share of the loss of the joint venture was $16,000 for the three and six months ended June 30, 2011.

The 2011 loss also includes the basis difference between our investment of the intellectual property in the joint venture and our 45% equity interest in the underlying assets of the joint venture. This basis difference was being recognized over 17 years, the estimated life of the transferred assets. We revised our accounting prospectively to account for the calculation of the basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying net assets of the China Joint Venture. We had originally calculated the amortization of the difference based upon the $4.5 million of intellectual property (licensed patent rights, know-how, etc.) that has been and was agreed to be contributed to the China Joint Venture. However, as of January 1, 2011, we calculated the amortization of the difference based upon the $2.1 million of intellectual property that has been contributed to that date and recorded on the financial statements of the China Joint Venture. The cumulative adjustment in the three months ended June 30, 2011 totaled $317,643. In the three months ended June 30, 2011 we also recognized a revised basis difference of $30,882. Therefore, the net basis difference included in the three months ended June 30, 2011 was an expense of $286,761.

Net Loss

Net loss for the three months ended June 30, 2012 decreased approximately $2,958,000, or 35%, to $5,478,000 from $8,436,000 for the corresponding period in 2011. This was primarily due to a decrease in operating expenses of $865,000 and an increase in revenue of $268,000. In addition, in the three months ended June 30, 2011, we recognized a loss of $1,073,000 on the sale of our former joint venture in China and wrote-off our investment in Tarsa of $1,518,000.  In the three months ended June 30, 2012, we recognized a loss of $600,000 on the sale of our former joint venture in China.  Net loss for the six months ended June 30, 2012 decreased approximately $3,591,000, or 24%, to $11,490,000 from $15,081,000 for the corresponding period in 2011. This was primarily due to a decrease in operating expenses of $2,167,000, partially offset by a decrease in revenue of $106,000.  In addition, in the six months ended June 30, 2011, we recognized a loss of $1,376,000 on the sale of our former joint venture in China and wrote-off our investment in Tarsa of $1,518,000.  In the six months ended June 30, 2012, we recognized a loss of $600,000 on the sale of our former joint venture in China and wrote-off our investment in Tarsa of $651,000. Net losses will continue unless we achieve sufficient non-deferred revenue under our USL or Tarsa agreements or sign new revenue generating research, licensing or distribution agreements.

LIQUIDITY AND CAPITAL RESOURCES

Cash

At June 30, 2012, we had cash and cash equivalents of $1,750,000, a decrease of $2,932,000 from December 31, 2011. We have incurred annual operating losses since our inception and, as a result, at June 30, 2012, had an accumulated deficit of approximately $200,000,000.  We expect to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Recent developments impacting business operations

On July 20, 2012 the European Medicines Agency (“EMA”) issued a press release concerning the marketability of approved calcitonin products in Europe, concluding there was evidence of a small increased risk of cancer with long-term use of current calcitonin medications approved and commercially available in Europe since 1973, and calling for curtailment of calcitonin usage.  On August 1, 2012, Health Canada announced that it is reviewing whether to follow European medical authorities and restrict use of a nasal spray prescribed to prevent osteoporosis because of the increased risk of cancer.

We have licensed to Upsher-Smith Laboratories, Inc. (“USL”) our patented nasal formulation of calcitonin for commercialization in the United States and have licensed the development and worldwide commercialization rights (except China) for our Phase 3 oral calcitonin to Tarsa.  However, since neither the Company nor its licensees are Market Authorization Holders in Europe, they do not have the right to appeal the EMA's recommendation.  The potential regulatory and commercial impact of this announcement on calcitonin related products marketed or under development by our licensees and partners in Europe and other markets as well as the resulting financial impact on our future business operations is currently being evaluated.  There is a possibility that other regulatory authorities, including the United States Food and Drug Administration (“FDA”),

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

could take actions as a result of the EMA recommendation, including withdrawing calcitonin products from the market or limiting their use.  This could materially adversely affect our finances and operations by reducing or eliminating sales and royalties on Fortical, limiting the value of current calcitonin development projects and limiting the potential value of our investment in Tarsa.  Additionally, this could impact the carrying value of our assets, including fixed assets, inventories and patents, as well as our ability to obtain adequate financing.

Debt

As of June 30, 2012, our total principal debt, inclusive of capital lease obligations, was approximately $58,339,000.  Based on our current cash flow projections, the we will need to obtain significant additional financing to fund operations, address our current debt and restructure our balance sheet.  Without additional financing, we expect to run out of cash in the fourth quarter of 2012.  We are currently exploring various alternatives, including financing, debt restructuring and partnering options.  If we are unable to obtain financing, we may not be able to continue as a going concern in the near future.

On May 29, 2012, we entered into an agreement to settle our obligations to Jay Levy, the estate of Jean Levy, Warren Levy and Ronald Levy (the “Levys” or the “Founders”).  Pursuant to the settlement agreement, the Founders agreed to settle any and all outstanding obligations due from us in exchange for (i) two installment payments of $150,000 each due in May and June 2012 (the “Interim Payments”), which were subsequently paid by the Company; (ii) $7,700,000 payable on or before September 30, 2012; and (iii) the issuance of 5,000,000 shares of our common stock.  Currently, we do not have sufficient cash to make the final payment contemplated under the agreement with the Founders.  In light of the recent EMA recommendation, the expected financial impact on business operations and our ability to raise funds, we do not believe we will be in a position to fund the debt settlement with the Founders.  In the event that we do not fund the debt settlement, the we will owe the Founders a total of $23.0 million in principal and accrued interest as of September 30, 2012.

Under the restated financing agreement with Victory Park Management, LLC (together with its affiliates, “Victory Park”), the Company must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  On May 29, 2012, we entered into a letter agreement with Victory Park pursuant to which they agreed to, among other things, waive the financial covenant requirements through September 30, 2012.  As a result of our cash balance being less than $2,500,000 as of June 30, 2012, we would have been in default of this provision had Victory Park not agreed to the waiver.  In the event we are not able to successfully restructure the Victory Park debt, we are expected to be in violation of our covenants with Victory Park in periods subsequent to September 30, 2012. Any such default could result in our debt owed to Victory Park becoming immediately due and payable.

As previously disclosed, we are in discussions with Victory Park.  However, there can be no assurance that we will be able to reach agreement with Victory Park regarding our debt obligations or on any other matter.

Liquidity

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008, and has continued into 2012.  These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings.  The credit crisis may continue for the foreseeable future. In addition, uncertainty about current and future global economic conditions may impact our ability to license its products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products and technologies could differ from its current expectations.

Due to our limited financial resources, any further significant decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license, feasibility or distribution agreements for our products or technologies or loss of patent protection, ability to sell additional shares of our common stock, our inability to restructure our existing Victory Park debt, or ability to not violate our covenants with Victory Park could have a material adverse effect on our cash flow and operations (see Notes D, E, J, N,  and R).  As a result of advancing purchase orders previously scheduled for November 2012 and February 2013 from USL, we expect to receive an additional $1,400,000 in cash in September 2012.   These orders will reduce sales of Fortical in future periods.  Additionally, we are in the process of evaluating operating expenses in order to curtail cash expenditures to extend our cash runway.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into new significant revenue generating license or other arrangements in the near-term, we will need to either secure another source of funding in order to satisfy our working capital needs and to remain in compliance with covenants in our financing agreement with Victory Park or significantly curtail our operations. Should the funding required to sustain our working capital needs be unavailable or prohibitively expensive, the consequence would be a material adverse effect on our business, operating results, financial condition and prospects. We believe that satisfying our cash requirements over the long term will require the successful commercialization of one or more of our biotechnologies or our licensees’ oral or nasal calcitonin products, our oral parathyroid hormone (“PTH”) product, the obesity program or another peptide product in the U.S. and/or abroad. However, it is uncertain whether any new products will be approved or will be commercially successful. The amount of future revenue we will derive from Fortical is also uncertain.

In December 2011, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand. Under the comprehensive plan, we are continuing Fortical production and maintaining all of its core programs and partnered activities while decreasing cash expenditures. Since we are currently maintaining an adequate inventory of calcitonin and enzyme to support expected Fortical needs, we continue to suspend manufacturing of those materials at its Boonton facility. However, we are maintaining the cGMP status of the facility and the ability to manufacture peptides at that location. Implementation of the restructuring plan resulted in an immediate company-wide workforce reduction of approximately 25%. The cash requirements in 2012 to operate the research and peptide manufacturing facilities and develop products have decreased from 2011 due to the December 2011 restructuring.

Cash received during the six months ended June 30, 2012 was primarily from Fortical sales and royalties received under our agreement with Upsher-Smith Laboratories, Inc. (“USL”); accounts receivable collected from GlaxoSmithKline (“GSK”) for work performed in 2011;  and from development work and fee-for-service feasibility studies for various companies, including Tarsa Therapeutics, Inc. (“Tarsa”). Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone and other payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from our founders and Victory Park, (5) the sale of our common stock, (6) Fortical sales and royalties and (7) the proceeds from the sale of state net operating loss carryforwards. In 2011, we divested our equity interest in our former China Joint Venture as well as our Site Directed Bone Growth (“SDBG”) program, which may result in additional sources of cash in the future. There can be no assurance that any of these cash sources will continue to be available to us in the future. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.  We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides, including PTH and its obesity peptide, and for our peptide manufacturing technology. In October 2011, we announced our decision to establish a Joint Development Vehicle with Nordic Bioscience (see Note N).  We may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for other products or in-licensing any of our other products or technologies.

Net Cash Used in Operating Activities: Net cash used in operating activities was $1,719,000 in the six months ended June 30, 2012, which was primarily due to our net loss adjusted for non-cash items of $2,698,000 and a net change in our operating assets and liabilities of $7,074,000, primarily from a decrease in accounts receivable and increased accrued interest on our Victory Park and Levy notes and increased deferred revenue.

Net cash used in operating activities was $2,306,000 in the six months ended June 30, 2011, which was primarily due to our net loss adjusted for non-cash items of $4,412,000 and an increase in our operating assets and liabilities of $8,363,000, primarily from proceeds from deferred revenue as well as increased accrued interest on our Victory Park and Levy loans.

Net Cash Used in Investing Activities: Net cash used in investing activities was $891,000 in the six months ended June 30, 2012, primarily related to our investment in Tarsa as well as the purchase of equipment and patent expenditures. Net cash used in investing activities was $830,000 in the six months ended June 30, 2011, primarily related to our investment in Tarsa partially offset by proceeds from the sale/lease back.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

Net Cash Used in Financing Activities: Net cash used in financing activities was $322,000 in the six months ended June 30, 2012, primarily due to the repayment of $300,000 of principal due on the Levy notes and payments under a capital lease financing. Net cash provided by financing activities was $54,000 in the six months ended June 30, 2011, resulting from the proceeds received from stock option exercises.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

On September 30, 2008, we entered into a financing agreement with Victory Park whereby Victory Park purchased $15,000,000 of three-year senior secured non-convertible term notes from us. In May 2009, we issued an additional $5,000,000 in notes to affiliates of Victory Park. In March 2010, we restructured our debt with Victory Park and increased our borrowing to $33,000,000. Under our agreement with Victory Park, accrued and unpaid interest is added to the outstanding principal balance. As a result, $5,018,750 and $5,797,859 in accrued interest was added to the principal balance during the six months ended June 30, 2011 and 2012, respectively.  The total outstanding principal balance is now $43,816,609. These convertible notes bear interest at the prime rate plus 5%, subject to a floor of 15% per annum. Therefore, we are exposed to interest rate fluctuations in the near-term until these notes are converted or repaid in full. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

The information below summarizes our market risks associated with interest bearing debt obligations as of June 30, 2012. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our debt.

Debt Obligation	Carrying Amount	2012	2013	2014
Note Payable – Victory Park Variable Interest Rate: 15%(1)	$43,816,609	$--	$43,816,609	$--
Notes Payable – Levys Fixed Interest Rate: 12%	14,437,518	--	14,437,518	--
Capital Lease Fixed Interest Rate: 10%	84,403	17,862	38,566	27,975
Total	$58,338,530	$17,862	$58,292,693	$27,975
(1)	Prime rate plus 5%, with a floor of 15%

Item 4.           Controls and Procedures

For the quarterly period ended June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Additionally, our principal executive officer and principal financial officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

PART II.     OTHER INFORMATION

Item 1.           Legal Proceedings

On September 8, 2011, the USPTO granted a request for inter partes reexamination of the Fortical Patent filed by Apotex on July 15, 2011. In granting the Request for Reexamination, the USPTO gave Unigene a two month time period to respond to the substantial new questions of patentability raised in the Reexamination Office Action dated September 8, 2011. Unigene filed its response to the Reexamination Office Action on November 8, 2011. Apotex filed Third Party Comments on December 7, 2011 and January 9, 2012. Unigene is waiting to hear from the USPTO, which may take over one year. Because the Supreme Court denied Apotex’s petition for certiorari, on April 5, 2012, Unigene moved to Suspend Reexamination of Claim 19 by filing a Petition with the USPTO. On April 19, 2012, Apotex filed a Response to Unigene’s Petition with the USPTO, asking the USPTO to deny Unigene’s Petition. Unigene is waiting to hear from the USPTO, which may take over one year.  The Reexamination reopens the USPTO prosecution of all claims 13, 14, 16, 17, 19 and 24-29 of the Fortical Patent. Based on USPTO statistics, reexamination proceedings take an average of about 36 months to complete. Potential outcomes for reexamination include the patent emerges with the patent claims remaining unchanged, patent claims being amended, or all patent claims being canceled. There is the usual USPTO prosecution risk that we will not be successful in the reexamination and potentially subsequent USPTO or litigation proceedings. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.

On May 18, 2012 the Company’s former patent counsel, Ostrolenk Faber LLP, filed suit against it in the United States District Court for the Southern District of New York for unpaid legal fees and disbursements in an amount not less than $402,388.66 plus interest and attorneys fees.  The Company has filed a motion to dismiss the suit and is awaiting a ruling on the Motion.  If the Motion is not granted in full, the Company has notified Ostrolenk Faber that it will respond to the suit with counterclaims that assert amongst other things claims for legal malpractice and a breach of fiduciary duty.  The Company contends that Ostrolenk Faber’s actions and/or inactions caused the loss of the Company’s intellectual property in Brazil.

Item 1A.         Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended. See “Special Note Regarding Forward-Looking Statements” in Part 1, Item 2 of this Quarterly Report.

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011. Except as noted below, no material changes to the risk factors disclosed in the 10-K have been identified during the three months ended June 30, 2012:

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

We had a cash flow deficit from operations of $1,719,000 for the six months ended June 30, 2012. Without additional financing, we expect to run out of cash in the fourth quarter of 2012.  We need significant additional cash in order to maintain all of our operations.  We may be unable to raise, on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we will be forced to further limit some or all of our research and development programs and related operations and to curtail development of our product candidates.  Furthermore, we will be forced to reduce operating expenses, which will impact our ability to maintain our other current operations and develop new sources of revenue.  Even if we are able to raise additional cash in the near future, we will likely need to limit some or all of our research and development programs and our operations for the foreseeable future.  If we do not receive additional capital in the near future, we will need to cease operations in the fourth quarter of 2012.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

There are numerous default provisions under our financing agreement with Victory Park. Unless the financing agreement is amended or we are able to generate or raise cash, we will default under the financing agreement.

Under our amended and restated March 2010 financing agreement with Victory Park, so long as our outstanding note balance is at least $5,000,000, we must maintain a minimum cash balance equal to at least $2,500,000 and our cash flow (as defined in the agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters.  On May 29, 2012, we entered into a letter agreement with Victory Park pursuant to which they agreed to, among other items, waive the financial covenant requirements through September 30, 2012.  As a result of our cash balance being less than $2,500,000 as of June 30, 2012, we would have been in default of this provision had Victory Park not agreed to the waiver.  The financing agreement specifies certain events of default including, without limitation: failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the agreement); a change in control (as defined in the agreement); the failure to meet certain registration requirements; and any material decline or depreciation in the value or market price of the collateral. We are required to pay certain cash damages, as set forth in the convertible notes, in the case of a failure to timely convert the notes, which is also an event of default and is subject to additional remedies. Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply. Without additional financing, we will not be able to maintain a minimum cash balance of $2,500,000, or maintain an adequate cash flow, in order to avoid default in periods subsequent to September 30, 2012. As a result, we will be in default under the financing agreement, which would result in the full amount of our debt owed to Victory Park becoming immediately due and payable.  Even if we are able to raise cash and maintain a minimum cash balance of at least $2,500,000 through the March 2013 maturity date, there is no assurance that the notes will be converted into common stock, in which case, we may not have sufficient cash from operations or from new financings to repay the Victory Park debt when it comes due.  There can be no assurance that new financings will be available on acceptable terms, if at all. In the event that we default, Victory Park could retain control of the Company and will have the ability to force us into involuntary bankruptcy and liquidate our assets.

Recent developments in the European market may negatively impact our operations.

On July 20, 2012 the European Medicines Agency (“EMA”) issued a press release concerning the marketability of approved calcitonin products in Europe, concluding there was evidence of a small increased risk of cancer with long-term use of current calcitonin medications approved and commercially available in Europe since 1973, and calling for curtailment of calcitonin usage.  On August 1, 2012, Health Canada announced that it is reviewing whether to follow European medical authorities and restrict use of a nasal spray prescribed to prevent osteoporosis because of the increased risk of cancer.

We licensed to Upsher-Smith Laboratories, Inc. (“USL”) its patented nasal formulation of calcitonin for commercialization in the United States and have licensed the development and worldwide commercialization rights (except China) for our Phase 3 oral calcitonin to Tarsa.  However, since neither the Company nor its licensees are Market Authorization Holders in Europe, they do not have the right to appeal the EMA's recommendation.  The potential regulatory and commercial impact of this announcement on calcitonin related products marketed or under development by our licensees and partners in Europe and other markets as well as the resulting financial impact on our future business operations is currently being evaluated.  There is a possibility that other regulatory authorities, including the United States Food and Drug Administration (“FDA”), could take actions as a result of the EMA recommendation, including withdrawing calcitonin products from the market or limiting their use.  This could materially adversely affect our finances and operations by reducing or eliminating sales and royalties on Fortical, limiting the value of current calcitonin development projects and limiting the potential value of our investment in Tarsa.  Additionally, this could impact the carrying value of our assets, including fixed assets, inventories and patents, as well as our ability to obtain adequate financing.

We may not have sufficient cash to fund the Founders’ debt settlement.

On May 29, 2012, we entered into an agreement with Jay Levy, the estate of Jean Levy, Warren Levy and Ronald Levy (the “Founders”) to settle our debt obligations to the Founders.  Pursuant to the settlement agreement, the Founders agreed to settle any and all outstanding obligations due from us in exchange for (i) two installment payments of $150,000 due in May and June 2012, which were subsequently paid by us; (ii) $7,700,000 payable on or before September 30, 2012; and (iii) the issuance of 5,000,000 shares of our common stock.  Currently, we do not have sufficient cash to make the remaining $7,700,000 payment contemplated under the agreement with the Founders.  As a result, we may not be in a position to make the payment by September 30, 2012.  In the event that we do not fund the remaining payment, we will owe the Founders a total of $23.0 million in principal and accrued interest.  In such case, we will be obligated to pay all such principal and accrued interest by June 30, 2013.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

We may not be able to renew our Directors and Officers insurance policy.

Our current directors and officers (“D&O”) insurance policy expires on August 20, 2012.  As a result of our financial condition, including lack of liquidity, we may not be able to renew our D&O insurance on terms that are acceptable to us, if at all.  If we are unable to maintain adequate D&O coverage, two of our directors have informed us that they will resign.  Furthermore, in such circumstances it is likely that some, or all, of our remaining directors and officers will resign.  The resignation of our directors and officers would have a material adverse effect on our ability to sustain operations.  Furthermore, if we do not have an effective D&O insurance policy, it will be extremely difficult to attract qualified directors and officers.

The conversion of the Victory Park notes will likely have a dilutive effect on our stock price and could lead to a change in control.

In March 2010, we issued to Victory Park $33,000,000 in convertible notes, which come due in March 2013. These notes are convertible into shares of common stock at the holder’s option. The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.70 per share. If we subsequently make certain issuances of common stock or common stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price. Assuming that the convertible notes were converted in full on June 30, 2012 at the current $0.70 conversion price (with conversion of the original principal amount plus interest thereon into the conversion shares), then, together with the shares and other securities owned by them, Victory Park and its affiliates would beneficially own in the aggregate approximately 44% of our outstanding common stock (as diluted by outstanding options) as of that date.  If we were to sell shares of our common stock at $0.19, the closing price of our common stock on July 31, 2012, in a manner that triggers such conversion price reduction, then, together with the shares and other securities owed by them, Victory Park and its affiliates would beneficially own in the aggregate approximately 72% of our outstanding common stock (as diluted by outstanding options, but not accounting for the shares sold in such assumed triggering transaction) as of that date.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.           Defaults Upon Senior Securities

Not Applicable

Item 4.           Mining Safety Disclosures

Not Applicable

Item 5.           Other Information

Item 1.01 Entry Into a Material Definitive Agreement

On August 6, 2012, the Company, the Founders and Victory Park entered into an Amended and Restated Agreement, which amended and restated the previously disclosed Agreement, dated May 29, 2012, among the parties.  The Amended and Restated Agreement adjusted certain payment dates and made other technical changes.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On August 3, 2012, Theron Odlaug, a member of the Board of Directors of the Company as well as Chair of the Company’s Compensation Committee and a member of the Company’s Audit Committee, informed the Company that in the event the Company was unable to obtain adequate Directors and Officers (“D&O”) insurance on or about August 20, 2012 (the date the current D&O insurance policy expires), that he would resign from the Company’s Board of Directors.  Similarly, Jack Wyszomierski, a member of the Company’s Board of Directors, as well as the Chairman of the Company’s Audit Committee, informed the Company that in the event the Company was unable to obtain adequate D&O insurance on or about August 20, 2012 that he would also resign.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

Item 6.           Exhibits

EXHIBIT INDEX

Exhibit No.	Document Description
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

3.3	Amended By-Laws of Unigene Laboratories, Inc. (incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.1	Separation Agreement and General Release dated as of April 4, 2012 by and between Unigene Laboratories, Inc. and David Moskowitz
10.2	Settlement and Release Agreement dated as of May 29, 2012 by and between Unigene Laboratories, Inc. and the Levys
10.3	Side Letter Agreement dated as of May 29, 2012 by and between Unigene Laboratories, Inc. and Victory Park Management LLC
10.4
Separation Agreement and General Release dated as of May 29, 2012 by and between Unigene Laboratories, Inc. and William Steinhauer (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 6, 2012)

10.5
Employment Agreement dated as of June 8, 2012 by and between Unigene Laboratories, Inc. and Ashleigh Palmer (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2012)

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

Unigene Laboratories, Inc.	Form 10-Q – Period Ended June 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

Date: August 9, 2012	By:	/s/Ashleigh Palmer
Ashleigh Palmer, President
(Chief Executive Officer)

Date: August 9, 2012	By:	/s/ Brian Zietsman
Brian Zietsman, Executive Director, Finance
(Principal Financial Officer)