Form 10-K/A
period 2011-12-31
UNIGENE LABORATORIES INC
filed 2013-01-31
CIK 352747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to Unigene’s Amendment No. 1 to its Annual Report on Form 10-K/A (“Amendment No. 1”), as filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2012.  The purpose of Amendment No. 1 was to include Part III information that was previously intended to be incorporated by reference from a definitive proxy statement relating to a subsequently postponed annual meeting of stockholders.  The Part III information was previously omitted from the Form 10-K filed with the SEC on March 15, 2012 in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.

UNIGENE LABORATORIES, INC.
EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

Unigene Laboratories, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the "Second Amendment") to its Annual Report on Form 10-K, as amended, for the period ended December 31, 2011, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the "Original Filing")  and amended on Form 10-K/A filed on April 30, 2012 (the “First Amendment”),  for the purpose of restating previously-filed financial statements, including the notes thereto, and amending portions of the related disclosures contained in the Original Filing (the "Restatement").  This Second Amendment includes (i) amended and restated balance sheets as of December 31, 2011 and 2010, (ii) amended and restated statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2011 and 2010 and (ii) amended and restated quarterly financial information for the quarters ended March 31, 2011 and 2010, June 30, 2011 and 2010, September 30, 2011 and 2010, and December 31, 2011 and 2010. We will not file amended periodic reports for any of the affected quarterly periods.

All, or a portion of, the following items of the Original Filing have been amended and restated in this Second Amendment to reflect the Restatement:

Part I, Item 1A. Risk Factors;
Part II, Item 6. Selected Financial Data;
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II, Item 8. Financial Statements and Supplementary Data;
Part II, Item 9A. Controls and Procedures; and
Part IV, Item 15. Exhibits and Financial Statement Schedules.

In addition, various cross-references located through-out this Second Amendment reflect the Restatement, as well as the filing of the First Amendment.

Financial information related to the periods ended December 31, 2011 and 2010, including any portions of such annual periods previously filed by us and all related earnings press releases and similar communications issued by us during and with respect to these periods, should not be relied upon. In the event there are discrepancies between this Second Amendment and previous reports, press releases and similar communications, the information in this Second Amendment shall govern. For the convenience of the reader, this Second Amendment sets forth the Original Filing in its entirety. Other than to reflect the effects of the Restatement, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context.  Accordingly, the Second Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date, including all amendments to those filings.  The information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K is incorporated by reference to the First Amendment, as filed with the SEC on April 30, 2012.  The purpose of the First Amendment was to include Part III information that was previously intended to be incorporated by reference from a definitive proxy statement relating to a subsequently postponed annual meeting of stockholders.  The information contained in the First Amendment is not impacted by the Restatement.

Background of the Restatement

In November 2012, we identified an error related to the Company’s accounting for an embedded derivative liability during the periods ended June 30, 2012 and March 31, 2012 and the years ended December 31, 2011 and 2010 associated with our senior secured convertible notes. Specifically, management determined that the Company’s convertible notes contain a conversion reset provision that lowers the stated conversion price under certain circumstances, which requires the conversion feature to be accounted for as an embedded derivative that must be marked to fair value each reporting period.  As a result, the Company should not have reversed the carrying value of the liability for the embedded derivative in the quarter ended June 30, 2010 and should have continued to mark such liability to fair value in its financial statements for the quarterly periods from June 30, 2010 through June 30, 2012.  Additionally, we determined that the methodology utilized to determine the fair value of the embedded derivative liability for the quarter ended March 31, 2010 was not appropriate as it did not properly consider a reset feature contained within the related convertible notes and consequently, the prior conclusion that the issuance of the senior secured convertible notes in March 2010 represented a troubled debt restructuring was incorrect. As a result of the re-assessment of the March 2010 transaction, we have concluded that the addition of the conversion feature to the notes indicates the new notes are substantially different from the previously issued notes and as a result, the transaction should have been accounted for as a debt extinguishment.

On November 21, 2012, our management, in consultation  with our Board of Directors, concluded that the Company's previously issued financial statements: (i) for the years ended December 31, 2011 and 2010 included in our Annual Reports on Form 10-K, as amended, for the years then ended (collectively, the "Annual Reports"); and (ii) for the interim periods ended June 30, 2012, March 31, 2012, September 30, 2011, June 30, 2011, March 31, 2011, September 30, 2010, June 30, 2010 and March 31, 2010 (collectively, the "Quarterly Financial Statements") included in our Quarterly Reports on Form 10-Q for each of the aforementioned quarterly periods (collectively, the "Quarterly Reports") should no longer be relied upon.  Additionally, it was determined that the Company should, as soon as practicable, file with the SEC (i) an amendment to the Original Filing (as previously amended), inclusive of restated financial data pertaining to each applicable quarterly period in 2011and 2010 and (ii) amendments to the Quarterly Reports on Form 10-Q for the periods ended June 30, 2012 and March 31, 2012 in order to restate such financial statements.

Concurrently with the filing of this Second Amendment, we are filing our Quarterly Reports on Form 10-Q or 10-Q/A, as applicable, for each of the quarterly periods ended September 30, 2012, June 30, 2012 and March 31, 2012, which reports include unaudited amended and restated condensed financial statements and related financial information for the fiscal 2011 comparative periods presented in those reports, reflecting the effects of the Restatement. We have not amended, and do not intend to amend, any of our other previously filed SEC reports for the periods that ended prior to December 31, 2011 to reflect the Restatement, as the amended and restated information contained in this Second Amendment covers the time periods applicable to such reports.  However, we are also amending the financial statements and related portions of the disclosures contained in our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2012 to reflect the Restatement.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in the items captioned “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K/A constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of our business, or industry results, to be materially different from any future results, performance or activities expressed or implied by the forward-looking statements. These factors include: general economic and business conditions, our financial condition, product sales and royalties, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals for our products, litigation, and other factors discussed in this Form 10-K/A.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K in each case as amended and restated.

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

Research and Development

We have established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral and nasal delivery technologies to the development of proprietary products and processes. Approximately 72% of our employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. We expensed $9,000,000 on research and development activities in 2011 ($4,300,000 related to oral PTH), $6,400,000 on research and development activities in 2010, and $12,400,000 on research and development activities in 2009 ($3,300,000 related to oral calcitonin).

Availability of Reports

Our Internet website address is www.unigene.com. The contents of our website are not part of this annual report on Form 10-K/A, and our Internet address is included in this document as an inactive textual reference only. Our annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and all amendments to those reports and statements filed by us with the Securities and Exchange Commission (the SEC) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. The SEC also maintains a website at www.sec.gov where such information is available.

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

We have incurred annual losses since our inception, and we may never achieve profitability. As a result, at December 31, 2011, we had an accumulated deficit of approximately $182,000,000. Our gross revenues for the years ended December 31, 2011, 2010 and 2009 were $20,508,000, $11,340,000, and $12,792,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue consisted primarily of Fortical sales and royalties, licensing revenue and Peptelligence™ revenue. As of December 31, 2011, we had two material revenue generating license agreements. We believe that to achieve profitability we will require at least the successful commercialization of one or more of our licensees’ oral or nasal calcitonin products, our oral PTH product, our obesity program or another peptide product or biotechnology in the U.S. and/or abroad. However, our products or technologies may never become commercially successful. For 2011, 2010 and 2009, we had losses from operations of $3,466,000, $10,324,000, and $12,380,000, respectively. Our net losses for the years ended December 31, 2011, 2010 and 2009 were $7,096,000, $32,534,000, and $13,380,000, respectively.

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

Any material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

As described in Item 9 below, we identified a material weakness that resulted in improper accounting for a significant non-routine transaction.  Management has determined that the material weakness was a result of inadequate processes and personnel in place to assess the accounting for significant non-routine transactions   However, prior to the identification of the material weakness, we hired a Chief Financial Officer and a Corporate Controller with relevant industry and accounting expertise to enhance our internal controls over financial reporting.  Additionally, we enhanced our controls related to the preparation of accounting position papers for complex transactions and where appropriate, management seeks the advice of qualified outside consultants on accounting matters related to the application of U.S. GAAP to complex, non-ordinary course transactions and in other instances as warranted.  As a result of the material weakness, management determined that we did not maintain effective internal control over financial reporting. The existence of one or more material weaknesses or significant deficiencies could result in future errors in our financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

This stock performance information is “furnished” and shall not be deemed to be “soliciting material” or subject to Rule 14A of the Exchange Act, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K/A and irrespective of any general incorporation by reference language in any such filing, except to the extent that we specifically incorporate this information by reference.

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

STATEMENT OF OPERATIONS DATA

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Restated)	(Restated)
Revenue:
Product sales, royalties, licensing and other revenue	$20,508	$11,340	$12,792	$19,229	$20,423

Costs and expenses:
Cost of goods sold and inventory reserve	1,552	3,325	2,171	5,845	7,222
Research and development expenses and unallocated facility expenses	12,362	9,534	14,062	10,445	8,485
General and administrative and severance expenses	9,237	8,805	8,938	7,889	7,812
Net loss	(7,096)	(32,534)	(13,380)	(6,078)	(3,448)
Net loss per share, basic and diluted	( .08)	(.35)	(.15)	(.07)	(.04)
Weighted average number of shares outstanding	93,181	91,962	90,662	88,751	87,742

BALANCE SHEET DATA

(In thousands)

	December 31,
	2011	2010	2009	2008	2007
	(Restated)	(Restated)
Cash and cash equivalents	$4,682	$12,201	$4,894	$8,583	$3,678
Working capital (deficiency)	4,593	8,758	(1,251)	14,914	6,390
Total assets	18,195	29,212	23,955	28,641	16,874
Total debt, including accrued interest – short term	750	1,200	5,904	--	--
Total debt, including accrued interest – long term	58,499	49,083	33,746	32,131	16,521
Other long-term obligations	21,076	36,937	11,217	12,354	13,712
Total liabilities	83,892	91,030	54,397	47,613	33,545
Total stockholders’ deficit	(65,697)	(61,818)	(30,442)	(18,972)	(16,671)

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our financial statements and the notes appearing elsewhere in this Form 10-K/A. The following discussion contains forward-looking statements. Our actual results may differ materially from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include those discussed in “Risk Factors” and elsewhere in this Form 10-K/A.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In November 2012, we concluded that the audited financial statements for the years ended December 31, 2011 and 2010 and other financial information included in our Annual Report on Form 10-K for the years ended December 31, 2011 and 2010 and the unaudited financial statements included in our Quarterly Reports on Form 10-Q for each quarterly period in the years ended 2011 and 2010 should no longer be relied upon.  The following management discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 29 of the notes to the financial statements herein.

We, by means of this Second Amendment, have restated our previously issued financial statements for each of the fiscal years ended December 31, 2011 and 2010, including unaudited interim quarterly financial statements and financial information for each of the quarterly periods in 2011 and 2010. We have not amended our Annual Report on Form 10-K for the year ended December 31, 2010 or Quarterly Reports on Form 10-Q for any of the affected periods. The information that has been previously filed or otherwise reported for these periods is superseded by the information contained in this Second Amendment, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

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

EXPENSES

In December 2011, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand. Our restructuring expenses for 2011 were $161,000, which represented severance pay. These expenses are included in research and development expenses and in general and administrative expenses. There were no restructuring expenses in 2010. Under the comprehensive plan, we will continue Fortical production and will maintain all of our core programs and partnered activities while decreasing cash expenditures by approximately $1,000,000. Since we currently maintain an adequate multi-year inventory of calcitonin and enzyme to support Fortical, we are continuing to suspend manufacturing of those materials at our Boonton facility. However, we are maintaining the cGMP status of the facility and the ability to manufacture peptides at that location. Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 25%. From time to time, we will evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

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

Other Income/Expenses

(Gain) Loss on Change in Fair Value of Embedded Conversion Feature

The Victory Park notes issued in March 2010 are convertible into shares of our common stock and as a result of a reset provision pursuant to the notes, the conversion feature is considered an embedded derivative that must be marked to fair value each reporting period. Accordingly, the liability for the conversion feature was marked to fair value each quarterly period subsequent to issuance, resulting in the recording of a non-cash gain of $10,390,000 in the year ended December 31, 2011 and non-cash expense of $1,670,000 in the year ended December 31, 2010, which represented the change in the fair value of the embedded conversion feature during each period.

Loss on Extinguishment of Debt

The Victory Park notes issued in March 2010 were accounted for as a debt extinguishment.  As a result, at the time of the debt modification, we determined the difference between the carrying value of the debt at time of modification and the acquisition cost of the March 2010 notes and the resulting difference of $14,381,000 was recorded as a loss on extinguishment of debt in the year ended December 31, 2010.

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

Interest Expense

Interest expense increased 30% in 2011 to $10,484,000 from $8,039,000 in 2010 and increased 65% in 2010 from $4,862,000 in 2009. These increases were primarily due to the debt restructuring with Victory Park in March 2010. These new notes for an aggregate of $33,000,000 bear interest at the prime rate plus 5%, with a floor of 15%. The prior Victory Park notes bore interest at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum. During 2011, 2010 and 2009 we recognized $8,167,000, $6,512,000 and $3,356,000, respectively, in cash and non-cash interest expense under the Victory Park notes. In addition, interest expense on the Levy loans increased to $2,302,000 in 2011 from $1,446,000 in 2010 due to the increase in interest rate from 9% to 12% as a result of the Levy loan restructuring in March 2010.

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

This loss also includes the basis difference between our investment of the intellectual property in the China Joint Venture and our 45% equity interest in the underlying assets of the China Joint Venture. This basis difference was being recognized over 17 years, the estimated life of the transferred assets. We revised our accounting prospectively to account for the calculation of the basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying net assets of the China Joint Venture. We had originally calculated the amortization of the difference based upon the $4,500,000 of intellectual property (licensed patent rights, know-how, etc.) that has been and was agreed to be contributed to the China Joint Venture. However, as of January 1, 2011, we calculated the amortization of the difference based upon the $2,100,000 of intellectual property that has been contributed to that date and recorded on the financial statements of the China Joint Venture. The cumulative adjustment in the first quarter of 2011 totaled $317,643. In the first quarter of 2011 we also recognized a revised basis difference of $30,882. Therefore, the net basis difference included in the year ended December 31, 2011 was an expense of $286,761.

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

Net Loss

Net loss for 2011 decreased approximately $25,438,000, or 78%, to $7,096,000 from $32,534,000 in 2010. This was primarily due to a gain of $10,390,000 on the change in fair value of an embedded conversion feature and an increase in revenue of $9,168,000 mainly due to an increase in licensing revenue of $8,950,000. In addition, in 2011, interest expense increased $2,445,000 and losses from our investments in Tarsa and our former China joint venture increased $4,311,000 from 2010. In 2010 we recognized a loss on extinguishment of debt of $14,381,000 and a loss on the change in fair value of an embedded conversion feature of $1,670,000..

Net loss for 2010 increased approximately $19,154,000, or 143%, to $32,534,000 from $13,380,000 for the corresponding period in 2009. This was primarily due to a loss on extinguishment of debt of $14,381,000 and a loss on the change in fair value of an embedded conversion feature of $1,670,000, a reduction in revenue of $1,452,000, severance expense of $1,120,000, an inventory reserve of $717,000 and an increase in interest expense of $3,176,000. These were partially offset by a decrease in other operating expenses of $5,344,000. In addition, in 2009, we recognized a one-time, net gain in the amount of $5,685,000 on our license to Tarsa.

Net losses will continue unless we achieve sufficient non-deferred revenue under our USL or Tarsa agreements or sign new revenue generating research, licensing or distribution agreements and may be impacted by the change in value of a non-cash embedded derivative liability.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that are both important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 3 of the Notes to the Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles (“GAAP”), with no need for management’s judgment in the application of GAAP.

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

Derivative Instruments: Derivative financial liabilities are recorded at fair value, with gains and losses arising from changes in fair value recognized in the statement of operations at each period end while such instruments are outstanding. If the Company issues shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. Derivative liabilities are valued using a Black-Scholes option pricing model or a Monte Carlo simulation depending on the assumptions necessary to properly value the related instrument.

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
(1) Convertible into common stock

At December 31, 2011, we had cash and cash equivalents of $4,682,000, a decrease of $7,519,000 from December 31, 2010.  We have incurred annual operating losses since our inception and, as a result, at December 31, 2011, had an accumulated deficit of approximately $182,000,000.

As of December 31, 2011, the Company’s total principal debt was approximately $75,000,000, inclusive of accrued interest.  Under the restated financing agreement with Victory Park (see Note 8), we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters. These default provisions were temporarily waived under a forbearance agreement executed in December 2010, which expired upon the termination of the amended GSK license agreement in December 2011. In the event the Company is not now able to achieve management’s projected cash flow forecasts, it may be in violation of its covenants with Victory Park.   Any such default could result in the Company’s long term debt owed to Victory Park becoming currently due.

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

Net Cash Used in Operating Activities: Net cash used in operating activities was $6,766,000 in 2011, which was primarily due to our net loss adjusted for non-cash items of $11,448,000 and a decrease in our operating assets and liabilities of $11,777,000. Net cash used in operating activities was $1,669,000 in 2010, which was primarily due to our net loss adjusted for non-cash items of $18,968,000 and an increase in our operating assets and liabilities of $11,897,000, primarily from increased accrued interest and deferred revenue. The decrease in our operating assets and liabilities primarily resulted from a reduction in prepaid expenses and accounts receivable. Cash provided by operating activities has not been sufficient to meet our needs.

Net Cash Used in Investing Activities: Net cash used in investing activities was $2,673,000 in 2011, primarily due to our investments in Tarsa. Net cash used in investing activities was $678,000 in 2010, primarily resulting from costs related to our intellectual property.

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

The information below summarizes our market risks associated with interest bearing debt obligations as of December 31, 2011. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of subordinated debt (payable to Levys).

Debt Obligations	Carrying Amount	2012	2013	Thereafter
Note payable – Victory Park
Variable interest rate: 15% (1)	$38,018,750	$--	$38,018,750	$--
Notes payable – Levys
Fixed interest rate: 12%	14,737,518	750,000	13,987,518	--
Total	$52,756,268	$750,000	$52,006,268	$--

(1) Prime rate plus 5%, with a floor of 15%

The conversion feature on our senior secured convertible notes represents an embedded derivative which is required to be bifurcated and marked to fair value on a recurring basis. The aggregate fair value of the embedded derivative liability in our balance sheets as of December 31, 2011 and 2010 was $12,470,000 and $22,860,000, respectively.  The fair value was determined based on valuation models using a combination of observable and unobservable inputs utilizing a probability-weighted scenario analysis that includes a Monte Carlo pricing model. Significant observable inputs include the market price of our common stock, volatility, remaining term, risk-free interest rate, credit spread and dividend yield. Significant unobservable inputs include the probability of triggering a reset feature on the embedded derivative which would result in a reduction in the conversion price. If the assumptions were modified, it could result in a material change to the carrying value of the embedded conversion feature.

Item 8.              Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
Page Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Unigene Laboratories, Inc.

We have audited the accompanying balance sheets of Unigene Laboratories, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The 2009 financial statements of Tarsa Therapeutics, Inc. (an equity method investment) have been audited by other auditors whose report has been furnished to us, and our opinion on the 2009 financial statements, insofar as it related to the amounts included for Tarsa Therapeutics, Inc., is based solely on the report of other auditors.  In the financial statements, the Company’s investment in Tarsa Therapeutics, Inc. is stated at $0 at December 31, 2009 and the Company’s equity in the net loss of Tarsa Therapeutics, Inc. is stated at $2,119,000 for the year ended December 31, 2009.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss of $7,096,000 during the year ended December 31, 2011, and, as of that date, has an accumulated deficit of approximately $182,000,000 and the Company’s total liabilities exceeded total assets by $65,697,000. These conditions, along with others matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 29, the accompanying financial statements have been restated to correct errors in the Company’s accounting for a non-cash embedded derivative liability related to the senior secured convertible notes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 (except for the  material weakness and the effects thereof discussed in Management’s Annual Report on Internal Control Over Financial Reporting, as revised, as to which the date is January 31, 2013) expressed an adverse opinion on the Company’s internal control over financial reporting.

 /s/ GRANT THORNTON LLP

New York, New York
March 15, 2012 (except for Note 29 and the effects thereof, as to which the date is January 31, 2013)

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 8, 2010

UNIGENE LABORATORIES, INC.
BALANCE SHEETS
DECEMBER 31, 2011 and 2010
	2011	2010
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$4,681,683	$12,200,800
Accounts receivable	2,854,038	1,553,091
Accounts receivable – Tarsa	8,193	186,263
Inventory, net	1,283,550	1,417,934
Due from former China joint venture partner	600,000	--
Prepaid expenses and other current assets	862,761	699,950

Total Current Assets	10,290,225	16,058,038

Noncurrent inventory	1,946,647	2,881,980
Property, plant and equipment, net	2,977,058	3,190,117
Patents and other intangibles, net	2,020,458	2,670,044
Investment in China joint venture	--	3,175,925
Investment in Tarsa	--	--
Deferred financing costs, net	619,767	922,267
Other assets	341,014	313,382

Total Assets	$18,195,169	$29,211,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,472,925	$974,998
Accrued expenses	2,094,449	2,834,345
Current portion - deferred licensing revenues	1,262,622	2,290,916
Current portion – deferred gain on sale/leaseback	116,760	--
Notes payable – Levys	750,000	--
Due to China joint venture partner	--	1,200,000

Total Current Liabilities	5,696,756	7,300,259

Notes payable – Levys, excluding current portion	13,987,518	14,737,518
Note payable – Victory Park –net of discount of $5,335,294 in 2011 and $7,939,433 in 2010	32,683,456	25,060,567
Accrued interest –Victory Park and Levys, excluding current portion	11,827,982	9,285,359
Embedded conversion feature liability	12,470,000	22,860,000
Accrued expenses, excluding current portion	--	162,296
Deferred licensing revenues, excluding current portion	6,101,287	11,152,037
Deferred gain on sale/leaseback, excluding current portion	632,483	--
Deferred compensation	492,851	471,890

Total Liabilities	83,892,333	91,029,926

Commitments and Contingencies
Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 275,000,000 shares in 2011 and 2010; issued and outstanding: 95,215,599 shares in 2011 and 92,448,947 shares in 2010	952,156	924,756
Additional paid-in capital	115,691,958	112,503,058
Accumulated deficit	(182,341,278)	(175,245,720)
Treasury Stock – at cost (26,650 shares in 2010)	--	(267)

Total Stockholders’ Deficit	(65,697,164)	(61,818,173)

Total Liabilities and Stockholders’ Deficit	$18,195,169	$29,211,753

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Restated)	(Restated)
Revenue:

Product sales	$3,843,787	$5,246,159	$5,941,254
Royalties	1,603,371	2,974,365	4,991,266
Licensing revenue	10,250,740	1,300,763	1,253,260
Development fees and other revenues	3,517,440	811,992	545,788
Tarsa revenue	1,293,008	1,006,935	60,270

	20,508,346	11,340,214	12,791,838

Operating Expenses:
Cost of goods sold	1,551,624	2,608,083	2,171,231
Research and development	9,015,749	6,428,041	12,350,796
General and administrative	8,887,010	7,685,039	8,937,683
Unallocated facility expenses	3,345,971	3,105,989	1,711,642
Inventory reserve	--	716,989	--
Loss on sale of patents	824,241	--	--
Severance expense - Levys	349,980	1,120,000	--

	23,974,575	21,664,141	25,171,352

Operating Loss	(3,466,229)	(10,323,927)	(12,379,514)

Other income (expense):
Gain (loss) on change in fair value of embedded conversion feature	10,390,000	(1,670,000)	--
Loss on extinguishment of debt	--	(14,381,239)	--
Qualifying therapeutic discovery grant	--	977,917	--
Gain on technology license to Tarsa - net	--	--	5,685,530
Interest and other income	58,535	85,546	133,581
Interest expense	(10,483,866)	(8,038,525)	(4,862,319)
Gain (loss) from investment in former China joint venture	(1,375,925)	115,774	95,378
Loss from investment in Tarsa	(2,819,143)	--	(2,119,450)

Loss before income taxes	(7,696,628)	(33,234,454)	(13,446,794)
Income tax benefit – principally from sale of New Jersey tax benefits in 2011 and 2010	601,070	700,503	67,115

Net loss	$(7,095,558)	$(32,533,951)	$(13,379,679)

Loss per share – basic and diluted:
Net loss per share	$(0.08)	$(0.35)	$(0.15)

Weighted average number of shares outstanding – basic and diluted	93,181,384	91,961,673	90,662,089

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2011, 2010 and 2009

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance January 1, 2009	90,195,520	$901,955	$109,457,677	$(129,332,090)	$--	$(18,972,458)

Issuance of stock to Victory Park in connection with debt issuance and Tarsa transaction	675,000	6,750	930,000	--	--	936,750
Stock issued in lieu of director fees	91,886	919	72,581	--	--	73,500
Recognition of restricted stock compensation expense	--	--	119,700	--	--	119,700
Issuance of restricted stock	60,000	600	(600)	--	--	--
Discount on note payable issued to joint venture partner	--	--	27,978	--	--	27,978
Recognition of stock option compensation expense – employees and directors	--	--	378,212	--	--	378,212
Recognition of stock option compensation expense – consultants	--	--	43,393	--	--	43,393
Cashless warrant exercise	77,811	778	(778)	--	--	--
Exercise of stock options	629,900	6,299	324,644	--	--	330,943
Net loss	--	--	--	(13,379,679)	--	(13,379,679)
Balance December 31, 2009	91,730,117	917,301	111,352,807	(142,711,769)	--	(30,441,661)

Stock issued in lieu of director fees	174,780	1,748	127,252	--	--	129,000
Issuance of restricted stock	372,100	3,721	(3,721)	--	--	--
Exercise of stock options	158,600	1,586	71,762	--	--	73,348
Issuance of common stock to directors	40,000	400	30,400	--	--	30,800
Discount on note payable issued to joint venture partner	--	--	(1,918)	--	--	(1,918)
Forfeiture of restricted stock	--	--	267	--	(267)	--
Recognition of restricted stock compensation	--	--	243,240	--	--	243,240
Recognition of stock option compensation expense – employees and directors	--	--	689,340	--	--	689,340
Recognition of stock option compensation expense - consultants	--	--	(6,371)	--	--	(6,371)
Net loss	--	--	--	(32,533,951)	--	(32,533,951)
Balance, December 31, 2010 ( restated)	92,475,597	924,756	112,503,058	(175,245,720)	(267)	(61,818,173)

Stock issued in lieu of director fees	114,423	1,144	100,856	--	--	102,000
Issuance of restricted stock	40,000	400	(400)	--	--	--
Exercise of stock options	893,850	8,939	411,217	--	267	420,423
Sale of stock to DDF (see Note 13)	1,691,729	16,917	1,483,083	--	--	1,500,000
Adjustment to fair value for 2009 Victory Park warrant exchange	--	--	(283,880)	--	--	(283,880)
Recognition of restricted stock compensation	--	--	68,834	--	--	68,834
Recognition of stock option compensation expense – employees and directors	--	--	1,410,598	--	--	1,410,598
Recognition of stock option compensation expense - consultants	--	--	(1,408)	--	--	(1,408)
Net loss	--	--	--	(7,095,558)	--	(7,095,558)
Balance, December 31, 2011 (restated)	95,215,599	$952,156	$115,691,958	$(182,341,278)	$-	$(65,697,164)

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
	2011	2010	2009
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,095,558)	$(32,533,951)	$(13,379,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(10,921,803)	(1,326,620)	(1,367,664)
Amortization of deferred credit	(68,110)	--	--
Amortization of debt discounts and deferred financing fees	2,906,648	1,591,488	845,803
Non-cash equity compensation	1,296,144	1,086,009	614,805
Gain on technology license to Tarsa, net	--	--	(5,685,530)
Loss on extinguishment of debt	--	14,381,239	--
(Gain) loss on change in fair value of embedded conversion feature	(10,390,000)	1,670,000	--
Depreciation, amortization and impairment of long-lived assets	709,588	965,008	732,464
Inventory reserve provision	--	716,989	--
Loss on sale of patents	824,241	--	--
Loss on investment in Tarsa	2,819,143	--	2,119,450
Loss (gain) on investment in China joint venture	1,375,925	(115,774)	(95,378)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	(1,122,877)	481,744	2,413,938
Decrease in prepaid interest	--	--	525,000
Decrease (increase) in inventory	1,069,717	1,905,777	(2,092,971)
(Increase) decrease in other assets	(190,250)	(583,095)	1,716,948
(Decrease) increase in accounts payable and accrued expenses	(404,272)	505,271	503,892
Increase in accrued interest-Victory Park and Levys	7,561,373	5,562,757	1,627,629
Increase in deferred compensation	20,961	34,477	66,267
Increase in deferred revenue	4,842,754	3,990,160	164,252
Net cash used in operating activities	(6,766,376)	(1,668,521)	(11,290,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Tarsa	(2,819,143)	--	--
Proceeds from sale of patents	20,000	--	--
Proceeds from sale/leaseback	1,119,963	--	--
Net proceeds from technology license to Tarsa	--	--	4,139,080
Investment in China joint venture	--	--	(317,354)
Construction of leasehold and building improvements	(5,880)	(2,941)	(76,916)
Purchase of equipment and furniture	(694,600)	(144,478)	(220,055)
Increase in patents and other intangibles	(293,504)	(531,078)	(494,548)
Net cash (used in) provided by investing activities	(2,673,164)	(678,497)	3,030,207

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable – Victory Park, net	--	13,642,473	4,803,402
Expenses related to issuance of note payable – Victory Park	--	(2,007,534)	--
Proceeds from sale of stock, net – DDF	1,500,000	--	--
Repayment of notes payable – Levys	--	(1,000,000)	--
Repayment on note payable – Victory Park	--	(179,679)	(462,794)
Repayment on note payable-China joint venture	--	(875,000)	(100,000)
Proceeds from exercise of stock options	420,423	73,348	330,943
Net cash provided by financing activities	1,920,423	9,653,608	4,571,551

Net (decrease) increase in cash and cash equivalents	(7,519,117)	7,306,590	(3,689,016)
Cash and cash equivalents at beginning of year	$12,200,800	$4,894,210	$8,583,226

Cash and cash equivalents at end of year	$4,681,683	$12,200,800	$4,894,210

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of convertible note in exchange for non-convertible note	$--	$19,357,527	$--
Common stock received for license to Tarsa	$--	$--	$2,119,450
Contribution to joint venture financed through interest-free note payable to joint venture partner	$--	$--	$1,200,000
Common stock issued with debt financing (see Note 8)	$--	$--	$363,750
Common stock issued in exchange for warrant	$--	$--	$573,000
Cash payments:
Cash paid for interest	$--	$803,000	$1,750,000
Cash paid for income taxes	$--	$--	$--
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (RESTATED)

In November 2012, the Company concluded that the audited financial statements for the years ended December 31, 2011 and 2010 and other financial information included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2011 and 2010 and the unaudited financial statements included in the Company’s Quarterly Reports on Form 10-Q for each quarterly period in the years ended 2011 and 2010 should no longer be relied upon.  The following financial statement footnotes give effect to the restatement discussed further in Note 29 of the notes to the financial statements herein.

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

2. Liquidity

At December 31, 2011, we had cash and cash equivalents of $4,682,000, a decrease of $7,519,000 from December 31, 2010.  We have incurred annual operating losses since our inception and, as a result, at December 31, 2011, had an accumulated deficit of approximately $182,000,000.

As of December 31, 2011, the Company’s total principal debt was approximately $75,000,000, including accrued interest.  Under the restated financing agreement with Victory Park Management, LLC (together with its affiliates, Victory Park),  (see Note 8), we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters. These default provisions were temporarily waived under a forbearance agreement executed in December 2010, which expired upon the termination of the amended GSK license agreement in December 2011. In the event the Company is not now able to achieve management’s projected cash flow forecasts, it may be in violation of its covenants with Victory Park.   Any such default could result in the Company’s long term debt owed to Victory Park becoming currently due.

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

Deferred Financing Costs – Amounts paid related to debt financing activities are capitalized and amortized as interest expense over the term of the loan. Our expenses incurred related to the Victory Park financing are being amortized over the three-year term of the notes to interest expense in accordance with the effective interest rate method.

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

Fair Value of Financial Instruments - The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. Given our financial condition described in Note 2, it is not practicable to estimate the fair value of our subordinated notes payable to the Levys at December 31, 2011 and 2010. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable, deferred compensation assets and accounts payable approximate fair value due to their short-term nature.

Derivative Instruments - Derivative financial liabilities are recorded at fair value, with gains and losses arising from changes in fair value recognized in the statement of operations at each period end while such instruments are outstanding. If the Company issues shares to discharge the liability, the derivative financial liability is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares. Derivative liabilities are valued using a Black-Scholes option pricing model or a Monte Carlo simulation depending on the assumptions necessary to properly value the related instrument.

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

Furthermore, we agreed that if we receive net cash proceeds (the “Proceeds”) totaling at least $10,000,000 from a single transaction or transactions, subject to certain exceptions and qualifications described in the Settlement Agreement, before all of the payments due pursuant to the Settlement Agreement are paid in full, we will pay certain specified remaining payments due under the Settlement Agreement in full within five business days of receipt of the Proceeds.

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

Outstanding Levy loans consisted of the following at December 31, 2011 and December 31, 2010:

	2011	2010
Long-term loans, current portion	$750,000	$--
Long-term loans, net of current portion	13,988,000	14,738,000
	14,738,000	14,738,000
Accrued interest, short-term	--	--
Accrued interest, long-term	7,234,000	4,932,000
Total loans and interest	$21,972,000	$19,670,000

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010	Estimated Useful Lives (years)
Building and improvements	$--	$1,497,425	25
Leasehold improvements	10,470,946	10,470,946	Lesser of lease term or useful life
Manufacturing equipment	6,386,070	5,759,643	10
Laboratory equipment	3,618,143	3,603,600	5
Other equipment	48,618	724,580	10
Office equipment and furniture	1,417,906	1,395,019	5
Equipment formerly under capital leases	1,093,424	1,093,424	Lesser of lease term or useful life
	23,035,107	24,544,637
Less accumulated depreciation and amortization	(20,058,049)	(21,475,687)
	2,977,058	3,068,950

Land	--	121,167

Property, plant and equipment, net	$2,977,058	$3,190,117

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

7. China Joint Venture

In 2008, we initiated the transfer of technology and know-how to the China Joint Venture. This technology and know-how contribution gave rise to a basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying assets of the China Joint Venture. This basis difference was being recognized over 17 years, the estimated life of the transferred assets. We revised our accounting prospectively to account for the calculation of the basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying net assets of the China Joint Venture. We had originally calculated the amortization of the difference based upon the $4,500,000 of intellectual property (licensed patent rights, know-how, etc.) that has been and was agreed to be contributed to the China Joint Venture. However, as of January 1, 2011, we calculated the amortization of the difference based upon the $2,100,000 of intellectual property that had been contributed to that date and recorded on the financial statements of the China Joint Venture. The cumulative adjustment in the first quarter of 2011 totaled $317,643. We also recognized a revised basis difference of $30,882. Therefore, the net basis difference recognized in the first quarter of 2011 was an expense of $286,761. These expenses are included in our statement of operations under “loss (gain) from investment in former China joint venture.”

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

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes in exchange for the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and additional net proceeds of approximately $13,642,000 (before debt issuance costs). These convertible notes were purchased at a 2% discount to the face amount. The transaction was accounted for as a debt extinguishment as a result of an increase to the effective interest rate and the addition of a substantive conversion option.  As such, at the time of the debt modification, the difference between the carrying value of the debt at time of modification and the acquisition cost of the March 2010 notes of $14,381,000 was recorded as a loss on extinguishment of debt in the year ended December 31, 2010.  The existing debt discount of $1,195,000 and deferred financing fees of $246,000 from the 2008 and 2009 transactions were expensed through the loss on extinguishment of debt.  Total fees and expenses at closing of the March 2010 notes were approximately $2,007,000. and we therefore received net cash proceeds of approximately $11,635,000. Of the $2,007,000 in fees, $940,000 were paid on behalf of Victory Park and were expensed through the loss on extinguishment of debt and $1,067,000 were paid to third parties and capitalized as deferred financing costs.  Additionally, the Company recorded a debt discount of $9,190,000 upon closing of the March 2010 notes reflecting the fair value of an embedded conversion feature.  The balance of deferred financing costs ($620,000 at December 31, 2011) and note discount ($5,335,000 at December 31, 2011 are being amortized over the three-year term of the new convertible notes to interest expense according to the effective interest rate method. In addition, under certain circumstances, we may request that Victory Park purchase (which purchase shall be in Victory Park’s sole discretion) up to an additional $3 million aggregate principal amount of convertible notes at one subsequent closing. The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes. After the first anniversary of the first closing, under certain circumstances, we have the right to prepay up to $10,642,472 (this was reduced from $13,642,472 in conjunction with the forbearance agreement described below) of the convertible notes at a price equal to 110% of the convertible notes being repaid plus accrued and unpaid interest, subject to customary conditions. The convertible notes are secured by a first priority lien on all of our current and future assets. The convertible notes will accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be capitalized and added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date. As a result, in 2011, $5,018,750 in accrued interest was reclassified from long-term accrued interest to long-term notes payable.

For 2011, 2010 and 2009, we recognized approximately $8,167,000, $6,512,000 and $3,356,000, respectively, in cash and non-cash interest expense on these notes.

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

The Victory Park notes are convertible into shares of our common stock and as a result of a reset provision pursuant to the notes, the conversion feature is considered an embedded derivative that must be marked to fair value each reporting period through the term of the notes. The fair value was determined by utilizing a probability-weighted scenario analysis that incorporates the likelihood of an event that might trigger the reset provision.    In order to record the debt at fair value on the date of issuance, the Company recorded a debt discount and corresponding derivative liability of $21,190,000, representing the fair value of the embedded conversion feature on the notes as of such date and recorded the notes at their fair value of $23,810,000 for a total liability of $45,000,000.  The $12,000,000 premium over the par value of the $33,000,000 notes is reflected as a reduction in the debt discount, which is being accreted to interest expense based on the effective interest rate method over the remaining term of the notes. The liability for the conversion feature was subsequently marked to market at the end of each quarter. The Company therefore recognized a non-cash gain of $10,390,000 in the year ending December 31, 2011 and a non-cash expense of $1,670,000 in the year ending December 31, 2010, which represents the change in the fair value of the conversion feature of the notes during each period. At December 31, 2011 and 2010, there was a liability in the accompanying balance sheets representing the fair value of the embedded conversion feature in the amount of  $12,470,000 and $22,860,000, respectively.

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

In addition, pursuant to the restated financing agreement, in March 2010, Richard Levy became a member of the Board, Chairman of the Board and a member of our Nominating and Corporate Governance Committee. Victory Park has the right, subject to certain conditions, to designate an individual to fill the current vacant seat on the Board. That individual (the “VPC Designee”) will become a member of the Board’s Compensation Committee and Audit Committee. Moreover, we agreed that until such time as (i) the aggregate principal amount outstanding under the senior secured convertible notes issued to Victory Park is less than $5,000,000 and (ii) Victory Park beneficially owns less than twenty percent of the issued and outstanding shares of our Common Stock, our Nominating and Corporate Governance Committee shall take all actions reasonably necessary to recommend the nomination of, and the Board shall nominate for reelection to the Board, Richard Levy and the VPC Designee (or substitutes or replacements designated by Victory Park).

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

9. Debt

We have short-term and long-term debt outstanding to Victory Park and the Levys.

Aggregate maturities of all outstanding debt at December 31, 2011 were as follows:

2012	$750,000
2013	52,006,268
Thereafter	--
52,756,268
Discount – Victory Park (see Note 8)	(5,335,294)

$47,420,974

Presentation on Balance Sheet:

	December 31, 2011	December 31, 2010
Notes payable – Levys: long-term (see Note 4)	$13,987,518	$14,737,518
Notes payable – Levys: short-term (see Note 4)	750,000	--
Notes payable – Victory Park –net of discount of $5,335,294 in 2011 and $7,939,433 in 2010 (see Note 8)	32,683,456	25,060,567
Note payable-China Joint Venture Partner (see Note 7)	--	1,200,000
	$47,420,974	$40,998,085

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

On April 8, 2011, along with the founding investors of Tarsa, we entered into an agreement to purchase $1,518,000 in convertible promissory notes and warrants (the “Purchase Agreement”) from Tarsa to help fund Tarsa’s business operations into the first half of 2012.  After recording this investment in Tarsa, we recognized our proportionate share of Tarsa’s accumulated losses which exceeded the book value of our investment and, as a result, reduced the book value of our investment in Tarsa to zero.  This investment maintained our fully-diluted ownership of Tarsa at approximately 20% (subject to liquidating preferences), taking into account a prior financing in 2010 (in which we did not participate) as well as outstanding stock options.  In addition, pursuant to the Purchase Agreement, Tarsa’s three founding investors may elect to purchase additional convertible promissory notes and warrants from Tarsa in one or more closings to occur between the April 8, 2011 closing date and December 2011 (the “Subsequent Closings”).  If we do not purchase our pro rata portion of such additional securities in those Subsequent Closings, our outstanding principal and accrued interest under the notes previously purchased will mandatorily, automatically convert into shares of Tarsa common stock at the then current conversion price for the Series A Preferred Stock set forth in Tarsa’s certificate of incorporation, as amended from time to time.  Therefore, on July 8, 2011, we entered into another Purchase Agreement and we invested an additional $1,301,000 in Tarsa convertible promissory notes and warrants.  After recording this investment in Tarsa, we recognized our proportionate share of Tarsa’s accumulated losses and reduced our investment in Tarsa to zero.  As of December 31, 2011, we owned an approximate 20% interest in Tarsa (on a fully-diluted basis), subject to liquidating preferences and future dilution.  In January 2012, we purchased additional convertible promissory notes with an aggregate original principal amount of $650,571 and additional warrants to purchase up to an aggregate of 67,435 shares of Series A Preferred Stock.  In March 2012, our fully-diluted ownership in Tarsa was reduced to approximately 16% (see Note 28).

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

On October 5, 2011, we entered into a Common Stock Purchase and Option Agreement pursuant to which Dr. Claus Christiansen, Chairman of Nordic Bioscience, purchased 1,691,729 shares of our common stock for an aggregate purchase of $1,500,000, at a purchase price equivalent to the average share price over the previous 30 days, through his Danish foundation, DDF, with an option to purchase an additional $1,500,000 worth of our common stock on or before March 15, 2012. DDF also has an option to make an additional equity investment of up to $3,000,000 in our common stock on or before June 30, 2012.  These options are priced at the average of our closing bid price for 30 consecutive trading days.

14. Inventory

Inventories consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Current Inventory
Finished goods – net of allowances of $1,151,000 and $1,214,000 respectively	$873,341	$896,471
Raw materials – net of allowances of $38,000 and $63,000, respectively	410,209	521,463

Total	$1,283,550	$1,417,934

Noncurrent Inventory
Raw Materials	$1,373,545	$1,439,460
Finished Goods	573,102	1,442,520

Total	$1,946,647	$2,881,980

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

15. Accrued Expenses

Accrued expenses consisted of the following at December 31, 2011 and 2010:

	2011	2010
Current Accrued Expenses
Severance payments	$248,470	$911,000
Vacation, payroll taxes and other payroll-related expenses	545,051	734,970
Consultants and clinical trials	903,879	938,642
Professional fees and other	397,049	249,733

Total	$2,094,449	$2,834,345

Non-current Accrued Expenses
Vacation Pay	$--	$162,296

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

The following summarizes activity for options granted to directors, employees and consultants:

	Options	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Outstanding January 1, 2009	4,864,315	$1.37	3,475,285	$1.34

Granted	731,000	0.63			$0.31
Forfeited	(116,500)	1.50
Exercised	(629,900)	0.53
Expired	(66,000)	0.81
Outstanding December 31, 2009	4,782,915	$1.37	3,281,915	$1.53

Granted	4,747,000	$0.70			$0.38
Forfeited	(98,000)	1.85			$1.29
Exercised	(158,600)	0.46
Expired	(65,115)	2.00
Outstanding December 31, 2010	9,208,200	$1.03	3,659,949	$1.48

Granted	875,000	$0.90			$0.50
Forfeited	(1,124,750)	0.99			$0.61
Exercised	(920,500)	0.46
Expired	(10,000)	0.40
Outstanding December 31, 2011	8,027,950	$1.09	4,222,866	$1.37

A summary of options outstanding and exercisable as of December 31, 2011, follows:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28	-	0.49	248,200	1.27	$0.31	248,200	$0.31
$0.50	-	0.99	5,085,000	6.51	0.68	1,832,166	0.66
$1.00	-	1.99	1,680,750	6.76	1.40	1,128,500	1.47
$2.00	-	2.99	679,000	4.14	2.25	679,000	2.25
$3.00	-	3.99	35,000	4.13	3.61	35,000	3.61
$4.00	-	4.36	300,000	4.30	4.02	300,000	4.02
			8,027,950	6.11	$1.09	4,222,866	$1.37

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

20. Income Taxes

As of December 31, 2011, we had available for federal income tax reporting purposes net operating loss carryforwards in the approximate amount of $105,000,000, expiring from 2012 through 2031, which are available to reduce future earnings which would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. Approximately $3,475,000 of these net operating losses is related to deductions resulting from exercises of employee stock options. The tax benefit related to these stock options would be credited to additional paid-in capital when realized. In addition, as of December 31, 2011, we had federal research and development credits in the approximate amount of $3,500,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2012 through 2031.  We have capital losses of approximately $5,000,000 that were generated during 2011 that will expire if unused by 2016.

We have New Jersey operating loss carryforwards in the approximate amount of $52,000,000, expiring from 2013 through 2017, which are available to reduce future earnings, which would otherwise be subject to state income tax. As of December 31, 2011, approximately $4,000,000 of these New Jersey loss carryforwards had been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We sold tax benefits and received cash of $601,000 in 2011 and $701,000 in 2010 (for 2009 and 2010). In addition, as of December 31, 2011, we had New Jersey research and development credits in the approximate amount of $880,000, which are available to reduce the amount of future New Jersey income taxes. These credits expire from 2012 through 2017.

Management has established a full valuation allowance against the net deferred tax assets at December 31, 2011 since it is more likely than not that these future tax benefits will not be realized. For the year ended December 31, 2011 the valuation allowance increased by approximately $3,425,000.

Income tax benefits recorded are summarized as follows:
	2011	2010	2009
Proceeds from sale of New Jersey tax benefits	$(601,000)	$(701,000)	$--
Federal research and development credit benefit	--	--	(69,000)
Federal alternative minimum tax expense	--	--	0
State tax expense	--	--	2,000

Total income tax benefit	$(601,000)	$(701,000)	$(67,000)

The reconciliation for the benefit from income taxes and the amount computed by applying the federal statutory income tax rate (34%) is summarized as follows:

Pre-tax book loss at statutory rate	$(2,617,000)	$(11,300,000)	$(4,572,000)
Change in valuation allowance	3,377,000	6,348,000	5,293,000
Permanent tax differences	(427,000)	5,931,000	6,000
State taxes	(1,223,000)	(2,192,000)	(958,000)
Other	289,000	512,000	164,000

Recorded income tax benefit	$(601,000)	$(701,000)	$(67,000)

Deferred tax assets are summarized as follows:
	December 31,
Deferred Tax Asset:	2011	2010
Federal net operating loss carryforwards	$35,594,000	$33,169,000
State net operating loss carryforwards	3,082,000	1,906,000
Capital losses	1,985,000	--
Tax credits carryforward	3,833,000	4,224,000
Deferred revenue	3,240,000	5,389,000
Fixed asset	1,951,000	1,923,000
Stock options	1,489,000	1,152,000
Deferred compensation	197,000	552,000
Accrued vacation	226,000	239,000
Patent costs	833,000	896,000
Inventory reserve	475,000	510,000
Deferred financing costs	126,000	305,000
Embedded conversion feature	--	3,654,000
Investment in China joint venture	--	1,682,000
Investment in Tarsa	1,972,000	846,000
	55,003,000	56,447,000
Valuation allowance	(52,882,000)	(53,290,000)
Deferred tax asset	2,121,000	3,157,000

Deferred Tax Liability:
Embedded conversion feature	(2,121,000)	(3,157,000)
Total deferred tax liabilities	(2,121,000)	(3,157,000)
Net deferred tax assets	$--	$--

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

The Company’s 2007, 2008 and 2009 federal tax returns remain subject to examination by the IRS and the Company’s 2006, 2007, 2008 and 2009 New Jersey tax returns are also open to potential examination. In addition, net operating losses arising from prior years are also subject to examination at the time that they are utilized in future years. None of the Company’s federal or state tax returns are currently under examination.

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

\
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

Liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy is summarized as follows:

Embedded conversion feature	Significant Unobservable Inputs (Level 3) Total Fair Value
December 31, 2011	$12,470,000
December 31, 2010	$22,860,000

The Company has categorized its liabilities measured at fair value into the three-level fair value hierarchy, as defined above, based upon the priority of inputs to respective valuation techniques. Liabilities included within Level 3 of the fair value hierarchy consist of an embedded conversion feature which requires fair value on a recurring basis. The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value. The fair value of the conversion feature was determined based on a probability-weighted scenario analysis that includes a Monte Carlo pricing model and incorporates the likelihood of an event that might trigger the reset provision. Significant observable inputs include the market price of our common stock, volatility, remaining term, risk-free interest rate, credit spread and dividend yield (zero in all periods). Significant unobservable inputs include the probability of triggering a reset feature on the embedded derivative which would result in a reduction in the conversion price. The following is a summary of the significant assumptions for each quarterly period:
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Expected volatility	62.4%	65.3%	67.2%	83.5%
Probability of trigger of reset provision	0%	0%	10%	20%
Remaining term (in years)	2.0	1.7	1.5	1.2
Risk-free rate	0.8%	0.4%	0.2%	0.2%
Credit spread	24.8%	25.3%	28.6%	28.3%
Stock price	$1.22	$1.06	$1.00	$0.53

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Expected Volatility	57.1%	67.1%	79.7%	81.8%
Probability of trigger of reset provision	0%	0%	10%	0%
Remaining term (in years)	3.0	2.7	2.5	2.2
Risk-free rate	1.6%	0.9%	0.5%	0.7%
Credit spread	24.6%	27.0%	25.7%	25.0%
Stock price	$0.88	$0.79	$0.64	$0.68

If the assumptions were modified, it could result in a material change to the carrying value of the embedded conversion feature. An increase in the probability of the reset being triggered of 10% would result in an increase to the fair value of the embedded conversion feature of $540,000 and $780,000 as of December 31, 2011 and 2010, respectively.

The changes in Level 3 liabilities measured at fair value on a recurring basis during the years ended December 31, 2011 and 2010 are summarized as follows:

	Balance Beginning of Period	Issuance	(Gain) or Loss Recognized in Earning from Change in Fair Value	Balance End of Period
For the year ended December 31, 2011
Embedded conversion feature	$22,860,000	--	(10,390,000)	$12,470,000

For the year ended December 31, 2010
Embedded conversion feature	$--	$21,190,000	$1,670,000	$22,860,000

For the years ended December 31, 2011 and 2010, a gain of $10,390,000 and a loss of $1,670,000, respectively, are reflected within gain (loss) on change in fair value of embedded conversion feature in the accompanying statements of operations.   At December 31, 2011 and 2010, there was a liability in the accompanying balance sheets representing the fair value of the embedded conversion feature in the amount of $12,470,000 and $22,860,000, respectively.

25. Deferred Compensation Plan

In December 2005, our Board of Directors approved the adoption of a deferred compensation plan for Ronald Levy, former Executive Vice President and Director of the Company, and Warren Levy, former President, Chief Executive Officer and Director of the Company. The major features of the plan are as follows: The Company agrees to credit a book account with $25,000 per year on January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for each participant; the credits to the accounts would be 100% vested; upon the death of a participant, any remaining contributions would be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions shall be made to each participant’s account. The related contracts were finalized and executed in February 2006. Therefore, we recognized this liability in the first quarter of 2006 in the amount of $304,000, which represented the net present value of the future payments. As of December 31, 2011, this liability was approximately $493,000. As of December 31, 2011, both of these accounts had been funded to date in the aggregate amount of $308,000 ($250,000 plus $58,000 in interest and investment gains) and these accounts are included in the accompanying balance sheet within other assets.

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

26. Unconsolidated Affiliates

We used the equity method to account for our former 45% ownership of the China joint venture and our current 26% (non-diluted) ownership of Tarsa. Our proportionate share of each joint venture’s net loss was included in the accompanying statements of operations. In addition, in 2011, we recognized a $2,819,000 loss on our investment in Tarsa and a $1,376,000 loss on our investment in the China joint venture.  Below is summarized balance sheet and  statement of operations information for the years ended December 31, 2011 and 2010.  Due to the sale of our interest in the China joint venture in 2011, the summarized information below for 2011 only includes Tarsa.

Summarized balance sheet information as of December 31, 2011 and 2010, as follows:

	2011	2010
Current assets	$3,013,559	$7,557,116
Fixed assets - net	104,953	12,183,164
Intangible and other assets	7,142,469	5,403,461
Current liabilities	27,571,779	19,862,510
Non-current liabilities	1,713,408	659,756
Stockholders’ (deficit) equity	(19,024,206)	4,621,475

Summarized statement of operations information for the years ended December 31, 2011 and 2010, as follows:

	2011	2010
Revenue	$--	$--
Operating loss	(13,984,573)	(13,971,628)
Net loss	$(18,563,930)	$(14,149,614)

27. Selected Quarterly Financial Data (Unaudited, Restated)

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$2,125,809	$2,469,052	$3,428,683	$12,484,802
Operating income (loss)	(3,633,932)	(3,070,102)	(3,139,449)	6,377,254
Net income (loss)	(32,787,632)	2,342,484	(3,594,984)	26,944,574
Net income (loss) per share, basic	$(0.35)	$0.03	$(0.04)	$0.29
Net income (loss) per share, diluted	$(0.35)	$0.02	$(0.04)	$0.18

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$2,532,502	$3,028,313	$2,856,389	$2,923,010
Operating loss	(2,800,972)	(3,001,274)	(1,834,088)	(2,687,593)
Net income (loss)	(31,576,826)	(850,395)	3,133,676	(3,240,406)
Net income (loss) per share, basic	$(0.34)	$(0.01)	$0.03	$(0.04)
Net income (loss) per share, diluted	$(0.34)	$(0.01)	$0.03	$(0.04)

28. Subsequent Events (Unaudited)

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

29.  Restatement of Previously Issued Financial Statements

In November 2012, the Company identified an error related to the Company’s accounting for an embedded derivative liability associated with the Company’s senior secured convertible notes during the periods ended June 30, 2012 and March 31, 2012 and the years ended December 31, 2011 and 2010 and interim periods therein, as described below, which resulted in the restatement of previously issued financial statements. Specifically, management determined that the Company’s convertible notes contain a conversion reset provision that lowers the stated conversion price under certain circumstances, which requires the conversion feature to be accounted for as an embedded derivative that must be marked to fair value each reporting period.  As a result, the Company should not have reversed the carrying value of the liability for the embedded derivative in the quarter ended June 30, 2010 and should have continued to mark such liability to fair value in its financial statements for the quarterly periods from June 30, 2010 through June 30, 2012.  Additionally, the Company determined that the methodology utilized to determine the fair value of the embedded derivative liability for the quarter ended March 31, 2010 was not appropriate as it did not properly consider a reset feature contained within the related convertible notes and consequently, that the conclusion that the issuance of the senior secured convertible notes in March 2010 represented a troubled debt restructuring was incorrect. As a result of the re-assessment of the transaction, the Company has concluded that the addition of the conversion feature to the notes indicates the new notes are substantially different from the previously issued notes and as a result, the transaction should have been accounted for as a debt extinguishment.

As a result of the restatement, the Company was unable to finalize and file its Form 10-Q for the period ended September 30, 2012 by the SEC’s extended filing deadline of November 21, 2012.  Therefore, the Company gave the VPC Parties notice that an event of default occurred under the Restated Finance Agreement by virtue of the Company’s failure to timely file such Form 10-Q.

As a result of the aforementioned accounting errors, the financial statements presented herein as well as footnotes 8, 9, 20, 24 and 27 have been amended and restated to reflect the following accounting corrections:

•
For the quarter ended March 31, 2010: (i) the recordation of the issuance of the notes at fair value; (ii) an adjustment to the value of the embedded derivative liability and initial debt discount recorded associated with such liability upon issuance of the notes; (iii) the reclassification of amounts associated with the transaction previously reflected as debt issuance expense to debt discount; and (iv) the recordation of a loss on extinguishment of debt, including the reclassification of transaction costs and debt discount associated with prior transactions previously reflected within debt discount.

•	For the quarter ended June 30, 2010: reversal of the accounting adjustment that was recorded to reverse the embedded derivative liability through additional paid-in capital.
•
For each quarterly period from March 31, 2010 through December 31, 2011: (i) the recordation of adjustments to reflect the embedded derivative liability at fair value at the end of each quarter with changes being reflected within the statements of operations; and (ii) the recordation of adjustments to non-cash interest expense based on the revised debt discount and to reflect such interest expense based on the effective interest rate method.

The following represents a summary of the adjustments by financial statement line item:
	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Balance sheet data:
Deferred financing costs	$819,312	$796,734	$770,500	$740,810	$705,255	$649,977	$588,264	$520,474
Total assets	819,312	796,734	770,500	740,810	705,255	649,977	588,264	520,474
Embedded conversion feature liability	15,937,000	30,290,000	23,160,000	22,860,000	49,300,000	38,630,000	34,980,000	12,470,000
Notes payable - Victory Park, net	512,419	67,451	(346,016)	(729,733)	(1,062,964)	(1,226,400)	(1,334,442)	(1,390,170)
Total liabilities	16,449,419	30,357,451	22,813,984	22,130,267	48,237,036	37,403,600	33,645,558	11,079,830
Additional paid-in capital	-	(16,724,000)	(16,724,000)	(16,724,000)	(16,724,000)	(16,724,000)	(16,724,000)	(16,724,000)
Accumulated deficit	(15,630,107)	(12,836,714)	(5,319,481)	(4,665,457)	(30,807,781)	(20,029,623)	(16,333,294)	6,164,644
Stockholders' deficit	(15,630,107)	(29,560,714)	(22,043,481)	(21,389,457)	(47,531,781)	(36,753,623)	(33,057,294)	(10,559,356)

Statements of operations data:
Gain (loss) on change in fair value of embedded conversion feature	(3,346,000)	2,371,000	7,130,000	300,000	(26,440,000)	10,670,000	3,650,000	22,510,000
Loss on extinguishment of debt	(14,381,239)	-	-	-	-	-	-	-
Debt issuance costs	2,007,534	-	-	-	-	-	-	-
Interest expense	89,598	422,393	387,233	354,024	297,676	108,158	46,329	(12,062)
Net income (loss)	(15,630,107)	2,793,393	7,517,233	654,024	(26,142,324)	10,778,158	3,696,329	22,497,938

The following represents a summary of the previously reported and restated balances for each financial statement line item that was restated:

	Three months ended
	March 31, 2011		June 30, 2011		September 30, 2011		December 31, 2011
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Balance sheet data:
Deferred financing costs	$160,916	$866,171	$140,375	$790,352	$119,834	$708,098	$99,293	$619,767
Total assets	23,492,959	24,198,214	21,796,519	22,446,496	17,499,547	18,087,811	17,674,695	18,195,169
Embedded conversion feature liability	-	49,300,000	-	38,630,000	-	34,980,000	-	12,470,000
Notes payable - Victory Park, net	26,606,444	25,543,480	27,422,588	26,196,188	28,238,732	26,904,290	34,073,626	32,683,456
Total liabilities	69,898,650	118,135,686	76,330,010	113,733,610	78,872,684	112,518,242	72,812,503	83,892,333
Additional paid-in capital	129,894,737	113,170,737	130,200,936	113,476,936	130,649,182	113,925,182	132,415,958	115,691,958
Accumulated deficit	(177,225,571)	(208,033,352)	(185,661,245)	(205,690,868)	(192,952,558)	(209,285,852)	(188,505,922)	(182,341,278)
Stockholders' deficit	(46,405,691)	(93,937,472)	(54,533,491)	(91,287,114)	(61,373,137)	(94,430,431)	(55,137,808)	(65,697,164)

Statements of operations data:
Gain (loss) on change in fair value of embedded conversion feature	-	(26,440,000)	-	10,670,000	-	3,650,000	-	22,510,000
Interest expense	(2,736,216)	(2,438,540)	(2,797,860)	(2,689,702)	(2,861,773)	(2,815,444)	(2,528,118)	(2,540,180)
Net income (loss)	(6,645,308)	(32,787,632)	(8,435,674)	2,342,484	(7,291,313)	(3,594,984)	4,446,636	26,944,574
Net income (loss) per share - basic	(0.07)	(0.35)	(0.09)	0.03	(0.08)	(0.04)	0.05	0.29
Net income (loss) per share - diluted	(0.07)	(0.35)	(0.09)	0.02	(0.08)	(0.04)	0.03	0.18

Statements of cash flows data:
Net income (loss)	(6,645,308)	(32,787,632)	#	#	#	#	#	#
Amortization of debt discounts and deferred financing fees	836,691	539,015	#	#	#	#	#	#
(Gain) loss on change in fair value of embedded conversion feature	-	26,440,000	#	#	#	#	#	#

# See year to date cash flow information presented below

	Three months ended
	March 31, 2010		June 30, 2010		September 30, 2010		December 31, 2010
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Balance sheet data:
Deferred financing costs	$243,080	$1,062,392	$222,539	$1,019,273	$201,998	$972,498	$181,457	$922,267
Total assets	31,212,187	32,031,499	27,602,797	28,399,531	25,666,786	26,437,286	28,470,943	29,211,753
Embedded conversion feature liability	18,633,000	34,570,000	-	30,290,000	-	23,160,000	-	22,860,000
Notes payable - Victory Park, net	23,341,868	23,854,287	24,158,012	24,225,463	24,974,156	24,628,140	25,790,300	25,060,567
Total liabilities	77,300,294	93,749,713	60,329,411	90,686,862	62,501,771	85,315,755	68,899,659	91,029,926
Additional paid-in capital	111,649,053	111,649,053	128,653,326	111,929,326	128,927,859	112,203,859	129,227,058	112,503,058
Accumulated deficit	(158,658,488)	(174,288,595)	(162,302,276)	(175,138,990)	(166,685,833)	(172,005,314)	(170,580,263)	(175,245,720)
Stockholders' deficit	(46,088,107)	(61,718,214)	(32,726,614)	(62,287,328)	(36,834,985)	(58,878,466)	(40,428,716)	(61,818,173)

Statements of operations data:
Gain (loss) on change in fair value of embedded conversion feature	(10,034,000)	(13,380,000)	1,909,000	4,280,000	-	7,130,000	-	300,000
Loss on extinguishment of debt	-	(14,381,239)	-	-	-	-	-	-
Debt issuance costs	(2,007,534)	-	-	-	-	-	-	-
Interest expense	(1,522,840)	(1,433,242)	(2,595,646)	(2,173,253)	(2,621,071)	(2,233,838)	(2,552,216)	(2,198,192)
Net income (loss)	(15,946,719)	(31,576,826)	(3,643,788)	(850,395)	(4,383,557)	3,133,676	(3,894,430)	(3,240,406)
Net income (loss) per share - basic	(0.17)	(0.34)	(0.04)	(0.01)	(0.05)	0.03	(0.04)	(0.04)
Net income (loss) per share - diluted	(0.17)	(0.34)	(0.04)	(0.01)	(0.05)	0.03	(0.04)	(0.04)

Statements of cash flows data:
Net income (loss)	(15,946,719)	31,576,829	#	#	#	#	#	#
Amortization of debt discounts and deferred financing fees	334,681	245,086	#	#	#	#	#	#
Loss on extinguishment of debt	-	14,381,289	#	#	#	#	#	#
Debt issuance costs	2,007,534	-	#	#	#	#	#	#
(Gain) loss on change in fair value of embedded conversion feature	10,034,000	13,380,000	#	#	#	#	#	#

# See year to date cash flow information presented below
	Six months ended
	June 30, 2011		June 30, 2010
	As Reported	As Restated	As Reported	As Restated
Statements of operations data:
Gain (loss) on change in fair value of embedded conversion feature	$-	$(15,770,000)	$(8,125,000)	$(9,100,000)
Loss on extinguishment of debt	-	-	-	(14,381,239)
Debt issuance costs	-	-	(2,007,534)	-
Interest expense	(5,534,076)	(5,128,242)	(4,118,486)	(3,606,495)
Net income (loss)	(15,080,982)	(30,445,148)	(19,590,507)	(32,427,221)
Net income (loss) per share - basic and diluted	(0.16)	(0.33)	(0.21)	(0.35)

Statements of cash flows data:
Net income (loss)	(15,080,982)	(30,445,148)	(19,590,507)	(32,427,221)
Amortization of debt discounts and deferred financing fees	1,673,379	1,267,545	1,171,366	659,375
Loss on extinguishment of debt	-	-	-	14,381,239
Debt issuance costs	-	-	2,007,534	-
(Gain) loss on change in fair value of embedded conversion feature	-	15,770,000	8,125,000	9,100,000

	Nine months ended
	September 30, 2011		September 30, 2010
	As Reported	As Restated	As Reported	As Restated
Statements of operations data:
Gain (loss) on change in fair value of embedded conversion feature	$-	$(12,120,000)	$(8,125,000)	$(1,970,000)
Loss on extinguishment of debt	-	-	-	(14,381,239)
Debt issuance costs	-	-	(2,007,534)	-
Interest expense	(8,395,849)	(7,943,686)	(6,739,557)	(5,840,333)
Net income (loss)	(22,372,295)	(34,040,132)	(23,974,064)	(29,293,545)
Net income (loss) per share - basic and diluted	(0.24)	(0.37)	(0.26)	(0.32)

Statements of cash flows data:
Net income (loss)	(22,372,295)	(34,040,132)	(23,574,064)	(29,293,548)
Amortization of debt discounts and deferred financing fees	2,510,055	2,057,892	2,008,051	1,108,827
Loss on extinguishment of debt	-	-	-	14,381,239
Debt issuance costs	-	-	2,007,534	-
(Gain) loss on change in fair value of embedded conversion feature	-	12,120,000	8,125,000	1,970,000

	Twelve months ended
	December 31, 2011		December 31, 2010
	As Reported	As Restated	As Reported	As Restated
Statements of operations data:
Gain (loss) on change in fair value of embedded conversion feature	$-	$10,390,000	$(8,125,000)	$(1,670,000)
Loss on extinguishment of debt	-	-	-	(14,381,239)
Debt issuance costs	-	-	(2,007,534)	-
Interest expense	(10,923,967)	(10,483,866)	(9,291,773)	(8,038,525)
Net income (loss)	(17,925,659)	(7,095,558)	(27,868,494)	(32,533,951)
Net income (loss) per share - basic and diluted	(0.19)	(0.08)	(0.30)	(0.35)

Statements of cash flows data:
Net income (loss)	(17,925,659)	(7,095,558)	(27,868,494)	(32,533,951)
Amortization of debt discounts and deferred financing fees	3,346,749	2,906,648	2,844,736	1,591,485
Loss on extinguishment of debt	-	-	-	14,381,239
Debt issuance costs	-	-	2,007,534	-
(Gain) loss on change in fair value of embedded conversion feature	-	(10,390,000)	8,125,000	1,670,000

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our former management concluded that, as of December 31, 2011, our disclosure controls and procedures were effective. However, due to the material weakness in internal control over financial reporting described below in Management’s Annual Report on Internal Control over Financial Reporting, our principal executive officer and principal financial officer re-evaluated the effectiveness of our disclosure controls and procedures and determined that they were not effective as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting (As Revised). The management of Unigene Laboratories, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, for the period covered by this report.  Based on our evaluation under this framework, our former management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.  However, as a result of the restatement of our financial statements as described in Note 29 to the Notes to Financial Statements, principal executive officer and our principal financial officer re-evaluated the effectiveness of our internal control over financial reporting and determined that a material weakness in internal control over financial reporting existed as of December 31, 2011.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the continued existence of a previously identified material weakness, as further described below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, management concluded that as of December 31, 2011, there was a deficiency in the Company’s internal control over financial reporting due to the lack of technical expertise and review over the accounting for complex, non-routine transactions. Accordingly, management determined that this control deficiency constituted a material weakness.  As a result of this material weakness, the Company concluded that its accounting for a debt refinancing transaction in March 2010 was incorrect and resulted in the restatement of the financial statements for the years ended December 31, 2011 and 2010.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K/A, have also issued an attestation report on internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting. Our principal executive officer and principal financial officer determined that, other than the material weakness described above, there were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts.  Prior to the identification of the material weakness described above in November 2012, in the second quarter of 2012 the Company hired new accounting personnel including a Chief Financial Officer and a Corporate Controller with relevant industry and accounting expertise in order to enhance its internal control over financial reporting. Additionally, in response to the material weakness described above, management, with the input, oversight, and support of the Audit Committee, identified and took the following steps beginning during the fourth quarter of 2012: (i) non ordinary course transactions are considered and evaluated by senior finance management; (ii) we enhanced our controls related to the preparation of  accounting position papers for all complex transactions and (iii) where appropriate, management seeks the advice of qualified outside consultants on accounting matters related to the application of U.S. GAAP to complex, non-ordinary course transactions and in other instances as warranted.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. In its assessment as of December 31, 2011, management identified a material weakness in internal control over financial reporting due to the lack of technical expertise and review over the accounting for complex, non-routine transactions. This material weakness resulted in the restatement of the Company’s financial statements as of December 31, 2011 and 2010, and for each of the two years in the period ended December 31, 2011.

In our report dated March 15, 2012, we expressed an unqualified opinion on the Company’s internal control over financial reporting.  The material weakness discussed above was subsequently identified in connection with the restatement of the Company’s previously issued financial statements.  Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as presented herein, is different from that expressed in our previous report. The material weakness was considered in connection with the aforementioned restatement, and this report does not affect our opinion on the Company’s 2011 financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Unigene Laboratories, Inc. has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Unigene Laboratories, Inc. as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012 (except for Note 29 and the effects thereof, as to which the date is January 31, 2013) expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
March 15, 2012 (except for the material weakness and the effects thereof discussed in Management’s Annual Report on Internal Control Over Financial Reporting, as revised, as to which the date is January 31, 2013)

Item 9B.                    Other Information

None.

PART III

Item 10.                     Directors, Executive Officers and Corporate Governance

The information required by this item is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 2012 and is hereby incorporated by reference.

Item 11.                     Executive Compensation

The information required by this item is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 2012 and is hereby incorporated by reference.

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 2012 and is hereby incorporated by reference.

Item 13.                     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 2012 and is hereby incorporated by reference.

Item 14.                     Principal Accounting Fees and Services

The information required by this item is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 2012  and is hereby incorporated by reference.

PART IV

Item 15.                     Exhibits and Financial Statement Schedules

(a) Financial Statements.

The Financial Statements and Supplementary Data are listed under Item 8 of this Report on Form 10-K/A.

(b) Exhibits.

See Index to Exhibits which appears on Pages 77-83.

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
10.10
Form of Non-qualified Stock Option Agreement under 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).**

10.11
Form of Restricted Stock Agreement under 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).**

10.12
Employment Agreement by and between Unigene Laboratories, Inc. and Ashleigh Palmer, dated June 9, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 9, 2010).**

10.12(a)
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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.73+	Master Agreement for Joint Development Vehicle by and between Unigene Laboratories, Inc., and Nordic Bioscience Clinical Development A/S, dated as of October 5, 2011.*

10.74+	Common Stock Purchase and Option Agreement dated as of October 5, 2011, by and between Unigene Laboratories, Inc., and Den Danske Forskningsfond.

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

10.81
Termination Agreement, effective as of June 4, 2011, by and among the Company, China Pharmaceutical Group Limited and Unigene Biotechnology Company Limited (incorporated by reference from Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).

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

Exhibit Number	Description
23.1	Consent of Grant Thornton LLP.

23.2	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on signature pages to this report).

31.1	Certification by Ashleigh Palmer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 31, 2013.

31.2	Certification by Brian Zietsman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 31, 2013.

32.1	Certification by Ashleigh Palmer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 31, 2013.

32.2	Certification by Brian Zietsman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 31, 2013.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

**	Management contract or compensatory plan.

***
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+	Previously included in our Annual Report on Form 10-K for the period ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 15, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.

January 31, 2013	/s/ Ashleigh Palmer
Ashleigh Palmer, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 31, 2013	/s/ Ashleigh Palmer
Ashleigh Palmer, President, Chief Executive Officer and Director (Principal Executive Officer)

January 31, 2013	/s/ Brian Zietsman
Brian Zietsman, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

January 31, 2013	/s/ Richard Levy
Richard Levy, Chairman of the Board

January 31, 2013	/s/ Theron Odlaug
Theron Odlaug, Director

January 31, 2013	/s/ Thomas Sabatino, Jr.
Thomas Sabatino, Jr., Director

January 31, 2013	/s/ Joel Tune
Joel Tune, Director

January 31, 2013	/s/ Jack Wyszomierski
Jack Wyszomierski, Director

Each person whose signature appears above in so signing also makes, constitutes and appoints each of Ashleigh Palmer, President and Chief Executive Officer of the registrant, and Brian Zietsman, Chief Financial Officer of the registrant, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this Form 10-K/A.