Form 10-Q/A
period 2012-03-31
UNIGENE LABORATORIES INC
filed 2013-01-31
CIK 352747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value – 95,374,927 shares as of April 26, 2012

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

Unigene Laboratories, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to its Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was originally filed May 10, 2012 (the "Original Filing") to amend and restate previously-filed condensed financial statements and related disclosures for such period (the "Restatement").

All or a portion of the following items of the Original Filing have been amended and restated in this Amendment to reflect the Restatement:

Part I, Item 1. Financial Statements;
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I, Item 4. Controls and Procedures; and
Part II, Item 1A. Risk Factors;

In addition, various cross-references located throughout this Amendment and Part II, Item 6 reflect the Restatement.

Financial information related to the period ended March 31, 2012 and the year ended December 31, 2011 including any portions of such annual period previously filed by us and all related earnings press releases and similar communications issued by us during and with respect to these periods should not be relied upon. In the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall govern. For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety. Other than to reflect the effects of the Restatement, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context.   Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission (“SEC”) subsequent to the original filing date, including any amendments to those filings.

Background of the Restatement

In November 2012, we identified an error related to the Company’s accounting for an embedded derivative liability during the periods ending June 30, 2012, March 31, 2012 and December 31, 2011 and 2010, associated with our senior secured convertible notes. Specifically, management determined that the Company’s convertible notes contain a conversion reset provision that lowers the stated conversion price under certain circumstances, which requires the conversion feature to be accounted for as an embedded derivative that must be marked to fair value each reporting period.  As a result, the Company should not have reversed the carrying value of a liability for an embedded derivative in the quarter ended June 30, 2010 and should have continued to mark such liability to fair value in its financial statements for the quarterly periods from June 30, 2010 through June 30, 2012.  Additionally, we determined that the methodology utilized to determine the fair value of the embedded derivative liability for the quarter ended March 31, 2010 was not appropriate as it did not properly consider a reset feature contained within the related convertible notes and consequently, the prior conclusion that the issuance of the senior secured convertible notes in March 2010 represented a troubled debt restructuring was incorrect. As a result of the re-assessment of the March 2010 transaction, we have concluded that the addition of the conversion feature to the notes indicates the new notes are substantially different from the previously issued notes and as a result, the transaction should have been accounted for as a debt extinguishment.

On November 21, 2012, our management, in consultation  with our Board of Directors, concluded that the Company's previously issued financial statements: (i) for the years ended December 31, 2011 and 2010 included in our Annual Reports on Form 10-K, as amended, for the years then ended (collectively, the "Annual Reports"); and (ii) for the interim periods ended June 30, 2012, March 31, 2012, September 30, 2011, June 30, 2011, March 31, 2011, September 30, 2010, June 30, 2010 and March 31, 2010 included in our Quarterly Reports on Form 10-Q for each of the aforementioned quarterly periods should no longer be relied upon.  Additionally, it was determined that we should, as soon as practicable, file with the SEC: (i) an amendment to the Annual Reports, inclusive of restated financial data pertaining to each applicable quarterly period in 2011 and 2010; and (ii) amendments to the Quarterly Reports on Form 10-Q for the periods ended June 30, 2012 and March 31, 2012 in order to restate such financial statements.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

Concurrently with the filing of this Amendment, we are filing our Quarterly Reports on Form 10-Q for each of the quarterly periods ended September 30, 2012 and June 30, 2012, which reports will include unaudited restated condensed financial statements and related financial information for the fiscal 2011 comparative periods presented in those reports, reflecting the effects of the Restatement. We are also concurrently filing Amendment No. 2 on Form 10-K for the year ended December 31, 2011 (the “Second Amendment”).  We have not amended, and do not intend to amend, any of our other previously filed SEC reports for the periods that ended prior to December 31, 2011 to reflect the Restatement, as the amended and restated information contained in the Second Amendment covers the time periods applicable to such reports. However, we are also amending the financial statements and related portions of the disclosures contained in our Quarterly Reports on Form 10-Q for the period ended June 30, 2012 to reflect the Restatement.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

PART 1.         FINANCIAL INFORMATION

Item 1.                Financial Statements

Condensed Balance Sheets
March 31, 2012 and December 31, 2011
	March 31, 2012	December 31, 2011
	(Restated)	(Restated)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,729,829	$4,681,683
Accounts receivable	643,927	2,854,038
Accounts receivable – Tarsa	191,930	8,193
Inventory, net	1,418,630	1,283,550
Due from former China Joint Venture partner	600,000	600,000
Prepaid expenses and other current assets	723,963	862,761
Total Current Assets	7,308,279	10,290,225

Noncurrent inventory	1,799,569	1,946,647
Property, plant and equipment, net	3,052,489	2,977,058
Patents and other intangibles, net	2,006,707	2,020,458
Other assets	355,663	960,781
Total Assets	$14,522,707	$18,195,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,263,201	$1,472,925
Accrued expenses	1,580,641	2,094,449
Accrued interest – Victory Park	6,071,713	--
Current portion – Deferred licensing revenues	1,450,761	1,262,622
Current portion – Deferred gain on sale/leaseback	116,760	116,760
Current portion – Capital lease obligations	35,356	--
Embedded conversion feature liability	9,550,000	--
Note payable – Victory Park, net of discount of $4,491,784 at March 31, 2012	33,526,966	--
Notes payable – Levys	750,000	750,000
Total Current Liabilities	54,345,398	5,696,756

Note payable – Victory Park, net of discount of $5,335,294 at December 31, 2011	--	32,683,456
Notes payable – Levys	13,987,518	13,987,518
Accrued interest	7,676,074	11,827,982
Embedded conversion feature liability	--	12,470,000
Deferred licensing revenues, excluding current portion	5,846,920	6,101,287
Deferred gain on sale/leaseback, excluding current portion	603,293	632,483
Capital lease obligations, excluding current portion	57,263	--
Deferred compensation	505,125	492,851
Total Liabilities	83,021,591	83,892,333

Commitments and Contingencies
Stockholders’ Deficit:
Common Stock – par value $.01 per share, authorized 275,000,000 shares; issued 95,374,927 shares at March 31, 2012 and 95,215,599 at December 31, 2011	953,749	952,156
Additional paid-in capital	116,085,046	115,691,958
Accumulated deficit	(185,537,679)	(182,341,278)
Total Stockholders’ Deficit	(68,498,884)	(65,697,164)
Total Liabilities and Stockholders’ Deficit	$14,522,707	$18,195,169

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

Condensed Statements of Operations
Three Months Ended March 31, 2012 and 2011 (Unaudited, Restated)

	Three Months Ended March 31,
	2012	2011
	(Restated)	(Restated)
Revenue:
Product Sales	$646,147	$647,315
Royalties	348,744	514,197
Licensing Revenue	262,689	562,689
Development Fees and Other	165,628	238,974
Tarsa Revenue	328,075	162,634
Total Revenue	1,751,283	2,125,809

Operating Expenses:
Research and Development	1,258,659	2,421,128
Cost of Goods Sold	246,357	264,898
General and Administrative	2,093,172	1,973,678
Unallocated Facility Expenses	859,113	750,057
Severance and Other Related Expenses	--	349,980
Total Operating Expenses	4,457,301	5,759,741

Operating Loss	(2,706,018)	(3,633,932)

Other Income (Expense):
Gain (Loss) on Change in Fair Value of Embedded Conversion Feature	2,920,000	(26,440,000)
Interest and Other Income	80,433	27,695
Interest Expense	(2,867,002)	(2,438,540)
Loss from Investment in Tarsa	(650,571)	--
Loss from Investment in former China Joint Venture	--	(302,855)

Loss Before Income Taxes	(3,223,158)	(32,787,632)
Income Tax Benefit, primarily from refund of federal tax credits	26,757	--

Net Loss	$(3,196,401)	$(32,787,632)

Loss Per Share – Basic and Diluted:
Net Loss Per Share	$(0.03)	$(0.35)

Weighted Average Number of Shares Outstanding – Basic and Diluted	95,314,825	92,460,582

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

Condensed Statement of Stockholders’ Deficit
Three Months Ended March 31, 2012 (Unaudited, Restated))

	Common Stock
	No. Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2012 (Restated)	95,215,599	$952,156	$115,691,958	$(182,341,278)	$(65,697,164)
Stock Issued in Lieu of Director Fees	117,328	1,173	63,827	--	65,000
Recognition of Restricted Stock Compensation Expense	--	--	6,198	--	6,198
Recognition of Stock Option Compensation Expense – Employees and Directors	--	--	310,889	--	310,889
Recognition of Stock Option Compensation Benefit – Consultants	--	--	(516)	--	(516)
Exercise of Stock Options	42,000	420	12,690	--	13,110
Net Loss	--	--	--	(3,196,401)	(3,196,401)
Balance, March 31, 2012 (Unaudited, Restated)	95,374,927	$953,749	$116,085,046	$(185,537,679)	$(68,498,884)

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

Condensed Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011 (Unaudited, Restated)

	Three Months Ended March 31,
	2012	2011
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,196,401)	$(32,787,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(365,617)	(602,854)
Gain on sale/leaseback	(29,190)	--
Amortization of debt discounts and deferred financing fees	941,492	539,015
Non-cash equity compensation	381,571	668,332
(Gain) loss on change in fair value of embedded conversion feature	(2,920,000)	26,440,000
Depreciation and amortization of long-lived assets	230,322	175,150
Loss on investment in Tarsa	650,571	--
Loss on investment in former China Joint Venture	--	302,855
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,026,374	113,915
Decrease in inventory	11,998	216,080
Decrease in other assets	645,938	160,362
Decrease in accounts payable and accrued expenses	(723,538)	(1,161,041)
Increase in deferred revenue	299,390	37,600
Increase in accrued interest - stockholders	1,919,805	1,895,573
Increase in deferred compensation	12,275	13,564
Net cash used in operating activities	(115,010)	(3,989,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Tarsa	(650,571)	--
Purchase of equipment and furniture	(107,177)	(5,382)
Increase in patents and other intangibles	(65,053)	(55,795)
Net cash used in investing activities	(822,801)	(61,177)

CASH FLOWS FROM FINANCING ASSETS:
Repayment of capital lease	(27,153)	--
Proceeds from exercise of stock options	13,110	--
Net cash used in financing activities	(14,043)	--
Net decrease in cash and cash equivalents	(951,854)	(4,050,258)
Cash and cash equivalents at beginning of period	4,681,683	12,200,800
Cash and cash equivalents at end of period	$3,729,829	$8,150,542

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Purchase of equipment through capital lease	$119,772	$--
Cash payments:
Cash paid for interest	--	--
Cash paid for income taxes	--	--

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

Notes to Condensed Financial Statements
March 31, 2012
(Unaudited, Restated)

In November 2012, the Company concluded that the audited financial statements for the years ended December 31, 2011 and 2010 and other financial information included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2011 and 2010 and the unaudited financial statements included in the Company’s Quarterly Reports on Form 10-Q for each quarterly period in the years ended 2011 and 2010 and for the quarterly periods ended June 30,2012 and March 31, 2012 should no longer be relied upon.  The following financial statement footnotes give effect to the restatement discussed further in Note B of the notes to the financial statements herein.

NOTE A – LIQUIDITY

At March 31, 2012, the Company had cash and cash equivalents of $3,730,000, a decrease of $952,000 from December 31, 2011. The cash balance at March 31, 2012 is prior to our payment of approximately $489,000 in accounts payable on April 4, 2012.  We have incurred annual operating losses since our inception, including a loss of $3,196,000 during the quarter ended March 31, 2012, and, as a result, at March 31, 2012, had an accumulated deficit of approximately $186,000,000.

As of March 31, 2012, the Company’s total principal debt was approximately $66,500,000, inclusive of accrued interest. Under the restated financing agreement with Victory Park Management, LLC (together with its affiliates, Victory Park), (see Note H), we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters. In the event the Company is able to achieve management’s projected cash flow forecasts, there is still a risk that it may be in violation of its covenants with Victory Park. Any such default could result in the Company’s debt owed to Victory Park becoming currently due.   In any event, all remaining principal and interest to Victory Park is due and payable in March 2013, and all remaining principal and interest to the Levys, former executive officers and directors of Unigene, is due and payable in June 2013.  See “Liquidity and Capital Resources” below and Notes G, H and I to the condensed financial statements for a more detailed description.

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Refer to the financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2011, as amended, including the accompanying Report of Independent Registered Public Accounting Firm, dated March 15, 2012 (except for Note 29 and the effects thereof, as to which the date is January 31, 2013), of Grant Thornton LLP. The condensed financial statements included in this Form 10-Q/A have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any interim period. For further information, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K, as amended, for the year ended December 31, 2011.

Restatement of Previously Issued Financial Statements

In November 2012, the Company identified an error related to the Company’s accounting for an embedded derivative liability associated with the Company’s senior secured convertible notes, which were issued in March 2010, during the periods ended June 30, 2012, and March 31, 2012 and the years ended December 31, 2011 and 2010 and interim periods therein, which resulted in the restatement of previously issued financial statements. Specifically, management determined that the Company’s convertible notes contain a conversion reset provision that lowers the stated conversion price under certain circumstances, which requires the conversion feature to be accounted for as an embedded derivative that must be marked to fair value each reporting period.  As a result, the Company should not have reversed the carrying value of the liability for the embedded derivative in the quarter ended June 30, 2010 and should have continued to mark such liability to fair value in its financial statements for the quarterly periods from June 30, 2010 through June 30, 2012.  Additionally, the Company determined that the methodology utilized to determine the fair value of the embedded derivative liability for the quarter ended March 31, 2010 was not appropriate as it did not properly consider a reset feature contained within the related convertible notes and consequently, that the conclusion that the issuance of the senior secured convertible notes in March 2010 represented a troubled debt restructuring was incorrect. As a result of the re-assessment of the transaction, the Company has concluded that the addition of the conversion feature to the notes indicates the new notes are substantially different from the previously issued notes and as a result, the transaction should have been accounted for as a debt extinguishment.

As a result of the restatement, the Company was unable to finalize and file its Form 10-Q for the period ended September 30, 2012 by the SEC’s extended filing deadline of November 21, 2012.  Therefore, the Company gave the VPC Parties notice that an event of default occurred under the Restated Finance Agreement by virtue of the Company’s failure to timely file such Form 10-Q.

As a result of the aforementioned accounting errors, the financial statements presented herein as well as footnotes H, I and S have been amended and restated to reflect the following accounting corrections:

•
As of March 31, 2012 and December 31, 2011: (i) the adjustment of deferred financing fees within prepaid expenses and other current assets (2012) and within other assets (2011) related to the convertible note issuance; (ii) the recordation of an embedded conversion feature liability representing the fair value of the conversion feature; (iii) the adjustment of the debt discount related to the convertible note issuance; (iv) the reversal of the accounting adjustment that was recorded in 2010 to reverse the embedded derivative liability through additional paid-in capital and (v) the cumulative impact to accumulated deficit of related adjustments to the statements of operations.

•
For the three months ended March 31, 2012 and 2011: (i) the recordation of changes in fair value of  the embedded derivative liability through gain (loss) on change in fair value of embedded conversion feature within the statements of operations; and (ii) the recordation of adjustments to non-cash interest expense based on the revised debt discount and to reflect such interest expense based on the effective interest rate method.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

The following represents a summary of the adjustments by financial statement line item:

	March 31, 2012	December 31, 2011
Balance sheet data:
Prepaid expenses and other current assets	$443,033	$-
Other assets	-	520,474
Total assets	443,033	520,474
Embedded conversion feature liability	9,550,000	12,470,000
Notes payable - Victory Park, net	(1,362,804)	(1,390,170)
Total liabilities	8,187,196	11,079,830
Additional paid-in capital	(16,724,000)	(16,724,000)
Accumulated deficit	8,979,837	6,164,644
Stockholders' deficit	(7,744,163)	(10,559,356)

	Three Months Ended
	March 31,
	2012	2011
Statements of operations data:
Gain (loss) on change in fair value of embedded conversion feature	$2,920,000	$(26,440,000)
Interest expense	(104,807)	297,676
Net income (loss)	2,815,193	(26,142,324)

 The effects of these adjustments to the condensed financial statements are as set forth below.

	March 31, 2012		December 31, 2011
	As Reported	As Restated	As Reported	As Restated
Balance sheet data:
Prepaid expenses and other current assets	$280,980	$723,963	$862,761	$862,761
Other assets	355,663	355,663	440,307	960,781
Total assets	14,079,674	14,522,707	17,674,695	18,195,169
Embedded conversion feature liability	-	9,550,000	-	12,470,000
Notes payable - Victory Park, net	34,889,770	33,526,966	34,073,626	32,683,456
Total liabilities	74,834,395	83,021,591	72,812,503	83,892,333
Additional paid-in capital	132,809,046	116,085,046	132,415,958	115,691,958
Accumulated deficit	(194,517,516)	(185,537,679)	(188,505,922)	(182,341,278)
Stockholders' deficit	(60,754,721)	(68,498,884)	(55,137,808)	(65,697,164)

	Three months ended
	March 31, 2012		March 31, 2011
	As Reported	As Restated	As Reported	As Restated
Statements of operations data:
Gain (loss) on change in fair value of embedded conversion feature	$-	$2,920,000	$-	$(26,440,000)
Interest expense	(2,762,195)	(2,867,002)	(2,736,216)	(2,438,540)
Net income (loss)	(6,011,594)	(3,196,401)	(6,645,308)	(32,787,632)
Net income (loss) per share - basic and diluted	(0.06)	(0.03)	(0.07)	(0.35)

Statements of cash flows data:
Net income (loss)	(6,011,594)	(3,196,401)	(6,645,308)	(32,787,632)
Amortization of debt discounts and deferred financing fees	836,685	941,492	836,691	539,015
(Gain) loss on change in fair value of embedded conversion feature	-	(2,920,000)	-	26,440,000

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes in exchange for the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and additional net proceeds of approximately $13,642,000 (before debt issuance costs). These convertible notes were purchased at a 2% discount to the face amount. We received net cash proceeds of approximately $11,635,000. The balance of deferred financing costs ($522,000 at March 31, 2012) and note discount ($4,492,000 at March 31, 2012) are being amortized over the three-year term of the new convertible notes to interest expense in accordance with the effective interest rate method. The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes. The convertible notes are secured by a first priority lien on all of our current and future assets. The convertible notes accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be capitalized and added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date. As a result, in 2011, $5,018,750 in accrued interest was reclassified from accrued interest to notes payable.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

For the three months ended March 31, 2012 and March 31, 2011 we recognized approximately $2,420,000 and $2,022,000, respectively, in cash and non-cash interest expense on these notes.

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

The Victory Park notes are convertible into shares of our common stock and as a result of a reset provision contained in the notes, the conversion feature is considered an embedded derivative that must be marked to fair value each reporting period through the term of the notes. The fair value was determined by utilizing a probability-weighted scenario analysis that incorporates the likelihood of an event that might trigger the reset provision.  In order to record the debt at fair value on the date of issuance, the Company recorded a debt discount and corresponding derivative liability of $21,190,000, representing the fair value of the embedded conversion feature on the notes as of such date and recorded the notes at their fair value of $23,810,000 for a total liability of $45,000,000.  The $12,000,000 premium over the par value of the $33,000,000 notes is reflected as a reduction in the debt discount, which is being accreted to interest expense based on the effective interest rate method over the remaining term of the notes. The liability for the conversion feature was subsequently marked to market at the end of each quarter. The Company therefore recognized a non-cash gain of $2,920,000 in the three months ended March 31, 2012 and non-cash expense of $26,440,000 in the three months ended March 31, 2011, which represents the change in the fair value of the conversion feature of the notes during each period.  At March 31, 2012 and December 31, 2011, there was a liability in the accompanying balance sheets representing the fair value of the embedded conversion feature in the amount of $9,550,000 and $12,470,000, respectively.

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

NOTE I - DEBT

We have short-term and long-term debt outstanding to Victory Park and the Levys, as well as a capital lease.

Aggregate maturities of all outstanding debt at March 31 were as follows:

March 31,
2013	$38,804,106
2014	14,027,076
2015	17,705
Thereafter	--
52,848,887
Discount – Victory Park (see Note H)	(4,491,784)
$48,357,103

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

Presentation on Balance Sheet:

	March 31, 2012	December 31, 2011
Notes payable – Levys: long-term (see Note G)	$13,987,518	$13,987,518
Notes payable – Levys: short-term (see Note G)	750,000	750,000
Notes payable – Victory Park: net of discount of $4,491,784 at March 31, 2012 (short-term) and $5,335,294 at December 31, 2011(long-term) (see Note H)	33,526,966	32,683,456
Capital lease payable– short-term	35,356	--
Capital lease payable– long-term	57,263	--
	$48,357,103	$47,420,974

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

In 2008, we initiated the transfer of technology and know-how to the China Joint Venture. This technology and know-how contribution gave rise to a basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying assets of the China Joint Venture. This basis difference was being recognized over 17 years, the estimated life of the transferred assets. In 2011, we revised our accounting prospectively to account for the calculation of the basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying net assets of the China Joint Venture. We had originally calculated the amortization of the difference based upon the $4,500,000 of intellectual property (licensed patent rights, know-how, etc.) that had been and was agreed to be contributed to the China Joint Venture. However, as of January 1, 2011, we calculated the amortization of the difference based upon the $2,100,000 of intellectual property that had been contributed to that date and recorded on the financial statements of the China Joint Venture. The cumulative adjustment in the first quarter of 2011 totaled $317,643. We also recognized a revised basis difference of $30,882. Therefore, the net basis difference recognized in the first quarter of 2011 was an expense of $286,761. These expenses are included in our Statement of Operations under “Loss from investment in former China Joint Venture.” Our share of the China Joint Venture’s losses for the three months ended March 31, 2012 and March 31, 2011 were $0 and $16,000, respectively.

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended March 31,
	2012	2011
Expected volatility	61.7%	58.9%
Expected dividends	--	--
Expected term (in years)	7.0	6.0
Risk-free rate	1.5%	2.0%
Forfeiture rate - employees	25%	20%
Forfeiture rate – officers and directors	0%	0%

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

A summary of option activity as of March 31, 2012 and changes during the three months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	8,027,950	$1.09
Granted	2,578,031	$0.55
Exercised	(42,000)	$0.31
Forfeited or Expired	(569,921)	$1.91
Outstanding at March 31, 2012	9,994,060	$0.91	7.0	$21,000

Exercisable at March 31, 2012	4,287,518	$1.21	5.6	$21,000

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive:

	March 31,
	2012	2011

Victory Park convertible debt upon conversion to common stock (1)	62,986,376	54,651,953
Options to purchase common stock	9,994,060	9,608,200
Warrants to purchase common stock	60,000	60,000
Unvested restricted stock	40,000	30,000

	73,080,436	64,350,153

(1)	Assumes conversion of principal plus accrued interest as of March 31.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

NOTE S – FAIR VALUE MEASUREMENTS

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Given our financial condition described in Note A, it is not practicable to estimate the fair value of our subordinated debt (payable  to Levys) at March 31, 2012 and December 31, 2011. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature. We believe that our capital lease obligation accrues interest at a rate which approximates prevailing market rates for instruments with similar characteristics and, therefore, approximates fair value. Fair value is a market-based measurement determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant, not based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, consideration is given to three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. Entities are required to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. Inputs to fair valuation techniques are prioritized, allowing for the use of unobservable inputs to the extent that observable inputs are not available. The applicable guidance establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

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

Liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy is summarized as follows:

Embedded conversion feature	Significant Unobservable Inputs (Level 3) Total Fair Value
March 31, 2012	$9,550,000
December 31, 2011	$12,470,000

The Company has categorized its liabilities measured at fair value into the three-level fair value hierarchy, as defined above, based upon the priority of inputs to respective valuation techniques. Liabilities included within Level 3 of the fair value hierarchy consist of an embedded conversion feature which requires adjustments to fair value on a recurring basis. The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value. The fair value of the conversion feature was determined based on a probability-weighted scenario analysis that includes a Monte Carlo pricing model and incorporates the likelihood of an event that might trigger the reset provision. Significant observable inputs include the market price of our common stock, volatility, remaining term, risk-free interest rate, credit spread and dividend yield (zero in all periods). Significant unobservable inputs include the probability of triggering a reset feature on the embedded derivative which would result in a reduction in the conversion price.   The following is a summary of the significant assumptions:

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

	March 31, 2012	December 31, 2011
Expected volatility	78.1%	83.5%
Probability of trigger of reset provision	40%	20%
Remaining term (in years)	1.0	1.2
Risk-free rate	0.2%	0.2%
Credit spread	26.4%	28.3%
Stock price	$0.43	$0.53

If the assumptions related to the probability of the reset being triggered were modified, it could result in a material change to the carrying value of the embedded conversion feature. An increase in the probability of the reset being triggered of 10% would result in an increase to the fair value of the embedded conversion feature of $950,000 and $540,000 as of March 31, 2012 and December 31, 2011, respectively.

The changes in Level 3 liabilities measured at fair value on a recurring basis during the periods ended March 31, 2012 and 2011 are summarized as follows:

	Balance Beginning of Period	Issuance	(Gain) or Loss Recognized in Earning from Change in Fair Value	Balance End of Period
For the period ended March 31, 2012
Embedded conversion feature	$12,470,000	--	$(2,920,000)	$9,550,000

For the period ended March 31, 2011
Embedded conversion feature	$22,860,000	--	$26,440,000	$49,300,000

For the period ended March 31, 2012, $2,920,000 is reflected as a gain on change in fair value of the embedded conversion feature and for the period ended March 31, 2011, $26,440,000, is reflected as a loss on change in fair value of the embedded conversion feature in the accompanying statements of operations.   At March 31, 2012 and December 31, 2011, there was a liability in the accompanying balance sheets representing the fair value of the embedded conversion feature in the amount of $9,550,000 and $12,470,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, as amended and restated, including the financial statements and notes contained therein.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in the items captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q/A constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of our business, or industry results, to be materially different from any future results, performance or activities expressed or implied by the forward-looking statements. These factors include: general economic and business conditions, our financial condition, product sales and royalties, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals for our products, litigation, and other factors discussed in this Form 10-Q/A. Unless required by law, we undertake no obligation to update publicly any forward- looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K, in each case as amended and restated.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In November 2012, we announced that the audited financial statements for the quarters ended June 30, 2012 and March 31, 2012 and for the years ended December 31, 2011 and 2010 and other financial information included in our Annual Report on Form 10-K, as amended, for the years ended December 31, 2011 and 2010 and the unaudited financial statements included in our previously filed Quarterly Reports on Form 10-Q for each quarterly period in the years ended 2012, 2011 and 2010 should no longer be relied upon. The following management discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note B of the notes to the financial statements herein.

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Other Income/Expense

Loss on Change in Fair Value of Embedded Conversion Feature

The Victory Park notes issued in March 2010 are convertible into shares of our common stock and as a result of a reset provision contained in the notes, the conversion feature is considered an embedded derivative that must be marked to fair value each reporting period. Accordingly, the liability for the conversion feature was marked to fair value each quarterly period subsequent to issuance, resulting in the recording of a non-cash gain of $2,920,000 in the quarter ended March 31, 2012 and non-cash expense of $26,440,000 in the quarter ended March 31, 2011, which represented the change in the fair value of the embedded conversion feature during each period.

Interest Expense

Interest expense increased 18% in the first quarter of 2012 to $2,867,000 from $2,439,000 in the first quarter of 2011. During the first quarters of 2012 and 2011 we recognized $2,240,000 and $2,022,000, respectively, in cash and non-cash interest expense under the Victory Park convertible notes. In addition, interest expense on the Levy loans increased to $442,000 in the first quarter of 2012 from $412,000 in the first quarter of 2011.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Net Loss

Net loss for the three months ended March 31, 2012 decreased approximately $29,592,000, or 90%, to $3,196,000 from $32,788,000 for the corresponding period in 2011. This was primarily due to a gain on the change in fair value of an embedded conversion feature of $2,920,000 and a decrease in operating expenses of $1,302,000, partially offset by the write-off of our investment in Tarsa of $651,000 and a decrease in revenue of $375,000. In addition, in the first quarter of 2011, we recognized a loss on the change in fair value of an embedded conversion feature of $26,440,000 and a loss of $303,000 on our former joint venture in China.  Net losses will continue unless we achieve sufficient non-deferred revenue under our USL or Tarsa agreements or sign new revenue generating research, licensing or distribution agreements and may be impacted by the change in fair value of a non-cash embedded derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had cash and cash equivalents of $3,730,000, a decrease of $952,000 from December 31, 2011. The cash balance at March 31, 2012 is prior to our payment of approximately $489,000 in accounts payable on April 4, 2012.  We have incurred annual operating losses since our inception and, as a result, at March 31, 2012, had an accumulated deficit of approximately $197,000,000.

As of March 31, 2012, our total principal debt was approximately $66,500,000, inclusive of accrued interest. Under the restated financing agreement with Victory Park Management, LLC (together with its affiliates, Victory Park), (see Note H), we must maintain a cash balance equal to at least $2,500,000 and our cash flow (as defined in the restated financing agreement) must be at least $2,000,000 in any fiscal quarter or $7,000,000 in any three consecutive quarters. In the event we are able to achieve management’s projected cash flow forecasts for the remainder of the year, there is still a risk that we may be in violation of our covenants with Victory Park. Any such default could result in our debt owed to Victory Park becoming currently due.  In any event, all remaining principal and interest to Victory Park is due and payable in March 2013, and all remaining principal and interest to the Levys, former executive officers and directors of Unigene, is due and payable in June 2013.  See Notes A, G, H and I to the condensed financial statements for a more detailed description.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Net Cash Used in Operating Activities: Net cash used in operating activities was $115,000 in the first quarter of 2012, which was primarily due to our net loss increased by non-cash items of $1,111,000 partially offset by a net change in our operating assets and liabilities of $4,192,000, primarily from decreased accounts receivable and increased accrued interest on our Victory Park and Levy notes.

Net cash used in operating activities was $3,989,000 in the first quarter of 2011, which was primarily due to our net loss adjusted for non-cash items of $27,522,000 and an increase in our operating assets and liabilities of $1,276,000, primarily from increased accrued interest on our Victory Park and Levy notes.

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

The information below summarizes our market risks associated with interest bearing debt obligations as of March 31, 2012. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our subordinated debt (payable to Levys).

Debt Obligation	Carrying Amount	2012	2013	2014
Note Payable – Victory Park Variable Interest Rate: 15%(1)	$38,018,750	$--	$38,018,750	$--
Notes Payable – Levys Fixed Interest Rate: 12%	14,737,518	750,000	13,987,518	--
Capital Lease Fixed Interest Rate: 10%	92,619	26,078	38,566	27,975
Total	$52,848,887	$776,078	$52,044,834	$27,975

(1)	Prime rate plus 5%, with a floor of 15%

The conversion feature on our senior secured convertible notes represents an embedded derivative which is required to be bifurcated and marked to fair value on a recurring basis. The aggregate fair value of the embedded derivative liability in our balance sheets as of March 31, 2012 and December 31, 2011 was $9,550,000 and $12,470,000, respectively.  The fair value was determined based on valuation models using a combination of observable and unobservable inputs utilizing a probability-weighted scenario analysis that includes a Monte Carlo pricing model. Significant observable inputs include the market price of our common stock, volatility, remaining term, risk-free interest rate, credit spread and dividend yield. Significant unobservable inputs include the probability of triggering a reset feature on the embedded derivative which would result in a reduction in the conversion price. If the assumptions were modified, it could result in a material change to the carrying value of the embedded conversion feature.

Item 4.           Controls and Procedures

For the quarterly period ending March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were still not effective as of March 31, 2012 with respect to the material weakness disclosed in our Form 10-K, as amended, for the period ended December 31, 2011.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

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

As described in Part I, Item 4 above, we identified a material weakness that resulted in improper accounting for a significant non-routine transaction.  Management has determined that the material weakness was a result of inadequate processes and personnel in place to assess the accounting for significant non-routine transactions.   However, prior to the identification of the material weakness, we hired a Chief Financial Officer and a Corporate Controller with relevant industry and accounting expertise to enhance our internal controls over financial reporting.  Additionally, we enhanced our controls related to the preparation of accounting position papers for complex transactions and where appropriate, management seeks the advice of qualified outside consultants on accounting matters related to the application of U.S. GAAP to complex, non-ordinary course transactions and in other instances as warranted.  As a result of the material weakness, management determined that we did not maintain effective internal control over financial reporting. The existence of one or more material weaknesses or significant deficiencies could result in future errors in our financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

Item 4.         Mine Safety Disclosures

Not Applicable

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Document Description
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

3.3	Amended By-Laws of Unigene Laboratories, Inc. (incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.1	Employment Agreement dated as of March 15, 2012, by and between Unigene Laboratories, Inc., and David Moskowitz.*+
10.2	Offer Letter dated as of March 26, 2012, by and between Unigene Laboratories, Inc., and Brian Zietsman.*+
31.1	Certification by Ashleigh Palmer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 31, 2013.
31.2	Certification by Brian Zietsman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 31, 2013.
32.1	Certification by Ashleigh Palmer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 31, 2013.
32.2	Certification by Brian Zietsman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 31, 2013.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

+ Previously included in our Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was filed with the Securities and Exchange Commission on May 10, 2012
* Management contract or compensatory plan.
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended March 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

Date: January 31, 2013	By:	/s/Ashleigh Palmer
Ashleigh Palmer, Chief Executive Officer
(Chief Executive Officer)

Date: January 31, 2013	By:	/s/ Brian Zietsman
Brian Zietsman, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)