Form 10-Q/A
period 2012-06-30
UNIGENE LABORATORIES INC
filed 2013-01-31
CIK 352747

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value – 95,586,644 shares as of August 9, 2012

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

Unigene Laboratories, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to its Quarterly Report on Form 10-Q for the period ended June 30, 2012, originally filed August 9,  2012 (the "Original Filing") to amend and restate previously-filed condensed financial statements and related disclosures for such period (the "Restatement").

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

Financial information related to the periods ended June 30, 2012 and March 31, 2012 and the year ended December 31, 2011 including any portions of such annual periods previously filed by us and all related earnings press releases and similar communications issued by us during and with respect to these periods should not be relied upon. In the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall govern.  For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety. Other than to reflect the effects of the Restatement, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context.   Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission (“SEC”) subsequent to the original filing date, including any amendments to those filings.

Background of the Restatement

In November 2012, we  identified an error related to the Company’s accounting for an embedded derivative liability during the periods ended June 30, 2012 and  March 31, 2012 and the years ended December 31, 2011 and 2010, associated with our senior secured convertible notes. Specifically, management determined that the Company’s convertible notes contain a conversion reset provision that lowers the stated conversion price under certain circumstances, which requires the conversion feature to be accounted for as an embedded derivative that must be marked to fair value each reporting period.  As a result, the Company should not have reversed the carrying value of a liability for an embedded derivative in the quarter ended June 30, 2010 and should have continued to mark such liability to fair value in its financial statements for the quarterly periods from June 30, 2010 through June 30, 2012.  Additionally, we determined that the methodology utilized to determine the fair value of the embedded derivative liability for the quarter ended March 31, 2010 was not appropriate as it did not properly consider a reset feature contained within the related convertible notes and consequently,  the prior conclusion that the issuance of the senior secured convertible notes in March 2010 represented a troubled debt restructuring was incorrect. As a result of the re-assessment of the March 2010  transaction, we have concluded that the addition of the conversion feature to the notes indicates the new notes are substantially different from the previously issued notes and as a result, the transaction should have been accounted for as a debt extinguishment.

On November 21, 2012, our management, in consultation  with our Board of Directors, concluded that the Company's previously issued financial statements: (i) for the years ended December 31, 2011 and 2010 included in our Annual Reports on Form 10-K, as amended, for the years then ended (collectively, the "Annual Reports"); and (ii) for the interim periods ended June 30, 2012, March 31, 2012, September 30, 2011, June 30, 2011, March 31, 2011, September 30, 2010, June 30, 2010 and March 31, 2010 included in our  Quarterly Reports on Form 10-Q for each of the aforementioned quarterly periods should no longer be relied upon.  Additionally, it was determined that we should, as soon as practicable, file with the SEC: (i) an amendments to the Annual Reports, inclusive of restated financial data pertaining to each applicable quarterly period in 2011 and 2010; and (ii) amendments to the Quarterly Reports on Form 10-Q for the periods ended June 30, 2012 and March 31, 2012 in order to restate such financial statements.

Concurrently with the filing of this Amendment, we are filing our Quarterly Reports on Form 10-Q or 10-Q/A, as applicable, for each of the quarterly periods ended September 30, 2012 and March 31, 2012, which reports include unaudited amended and restated condensed financial statements and related financial information for the fiscal 2011 comparative periods presented in those reports, reflecting the effects of the Restatement. We are also concurrently filing Amendment No. 2 on Form 10-K for the year ended December 31, 2011 (the “Second Amendment”).  We have not amended, and do not intend to amend, any of our other previously filed SEC reports for the periods that ended prior to December 31, 2011 to reflect the Restatement, as the amended and restated information contained in theSecond Amendment covers the time periods applicable to such reports. However, we are also amending the financial statements and related portions of the disclosures contained in our Quarterly Report on Form 10-Q/A for the period ended March 31, 2012 to reflect the Restatement.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

PART 1.     FINANCIAL INFORMATION

Item 1.           Financial Statements

Condensed Balance Sheets
June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,749,608	$4,681,683
Accounts receivable	1,068,152	2,854,038
Accounts receivable - Tarsa	--	8,193
Inventory, net	1,209,641	1,283,550
Due from former China Joint Venture partner, net	--	600,000
Prepaid expenses and other current assets	1,004,436	862,761
Total Current Assets	5,031,837	10,290,225

Non-current inventory	1,629,282	1,946,647
Property, plant and equipment, net	2,942,155	2,977,058
Patents and other intangibles, net	2,014,176	2,020,458
Other assets	415,049	960,781
Total Assets	$12,032,499	$18,195,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,047,712	$1,472,925
Accrued expenses	2,041,858	2,094,449
Accrued interest	10,050,300	--
Current portion – Deferred licensing revenues	1,626,170	1,262,622
Current portion – Deferred gain on sale/leaseback	116,760	116,760
Current portion – Capital lease obligations	36,656	--
Embedded conversion feature liability	14,980,000	--
Note payable – Victory Park, net of discount of $3,439,791 at June 30, 2012	40,376,818	--
Notes payable – Founders	14,437,518	750,000
Total Current Liabilities	84,713,792	5,696,756

Note payable – Victory Park, net of discount of $5,335,294 at December 31, 2011	--	32,683,456
Notes payable – Founders	--	13,987,518
Accrued interest	--	11,827,982
Embedded conversion feature liability	--	12,470,000
Deferred licensing revenues, excluding current portion	5,575,920	6,101,287
Deferred gain on sale/leaseback, excluding current portion	574,103	632,483
Capital lease obligations, excluding current portion	47,747	--
Deferred compensation	511,193	492,851
Total Liabilities	91,422,755	83,892,333

Commitments and Contingencies
Stockholders’ Deficit:
Common Stock – par value $.01 per share, authorized 275,000,000 shares; issued 95,414,927 shares at June 30, 2012 and 95,215,599 at December 31, 2011	954,149	952,156
Additional paid-in capital	116,439,489	115,691,958
Accumulated deficit	(196,783,894)	(182,341,278)
Total Stockholders’ Deficit	(79,390,256)	(65,697,164)
Total Liabilities and Stockholders’ Deficit	$12,032,499	$18,195,169

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

Condensed Statements of Operations
 (Unaudited, Restated)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue:
Product sales	$1,293,613	$646,173	$1,939,760	$1,293,488
Royalties	146,606	405,029	495,350	919,226
Licensing revenue	262,689	705,162	525,378	1,267,851
Development fees and other	484,296	239,649	649,924	478,623
Tarsa revenue	550,328	473,039	878,403	635,673
	2,737,532	2,469,052	4,488,815	4,594,861

Operating expenses:
Research and development	1,379,374	2,098,159	2,638,033	4,519,287
Cost of goods sold	452,072	270,642	698,430	535,540
General and administrative	2,164,596	2,321,237	4,258,016	4,644,895
Unallocated facility expenses	678,286	849,116	1,537,399	1,599,173
	4,674,328	5,539,154	9,131,878	11,298,895
Operating loss	(1,936,796)	(3,070,102)	(4,643,063)	(6,704,034)

Other income (expense):
Gain (loss) on change in fair value of embedded conversion feature	(5,430,000)	10,670,000	(2,510,000)	(15,770,000)
Interest and other income	2,584	23,359	83,018	51,054
Interest expense	(3,281,755)	(2,689,702)	(6,148,758)	(5,128,242)
Loss from investment in former China joint venture	(600,000)	(1,073,071)	(600,000)	(1,375,926)
Loss from investment in Tarsa	--	(1,518,000)	(650,571)	(1,518,000)
Income (loss) before income taxes	(11,245,967)	2,342,484	(14,469,374)	(30,445,148)
Income tax benefit from refund of federal tax credits	--	--	26,758	--
Net income (loss)	$(11,245,967)	$2,342,484	$(14,442,616)	$(30,445,148)

Net income (loss) per share – basic	$(0.12)	$0.03	$(0.15)	$(0.33)
Net income (loss) per share – diluted	$(0.12)	$0.02	$(0.15)	$(0.33)

Weighted average number of shares outstanding - basic	95,361,740	92,534,316	95,338,282	92,497,652
Weighted average number of shares outstanding - diluted	95,361,740	95,176,397	95,338,282	92,497,652

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

Condensed Statement of Stockholders’ Deficit
Six Months Ended June 30, 2012 (Unaudited, Restated)

	Common Stock
	No. Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2012 (Restated)	95,215,599	$952,156	$115,691,958	$(182,341,278)	$(65,697,164)
Stock Issued in Lieu of Director Fees	117,328	1,173	63,827	--	65,000
Issuance of Restricted Stock	40,000	400	(400)	--	--
Recognition of Restricted Stock Compensation Expense	--	--	18,297	--	18,297
Recognition of Stock Option Compensation Expense – Employees and Directors	--	--	653,633	--	653,633
Recognition of Stock Option Compensation Benefit – Consultants	--	--	(516)	--	(516)
Exercise of Stock Options	42,000	420	12,690	--	13,110
Net Loss	--	--	--	(14,442,616)	(14,442,616)
Balance, June 30, 2012 (Unaudited, Restated)	95,414,927	$954,149	$116,439,489	$(196,783,894)	$(79,390,256)

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

Condensed Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(14,442,616)	$(30,445,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(1,305,691)	(1,425,999)
Gain on sale/leaseback	(58,380)	--
Amortization of debt discounts and deferred financing fees	2,115,686	1,267,545
Non-cash equity compensation	736,414	922,686
Loss on change in fair value of embedded conversion feature	2,510,000	15,770,000
Depreciation and amortization of long-lived assets	401,555	348,212
Loss on investment in Tarsa	650,571	1,518,000
Loss on investment in former China Joint Venture	600,000	1,375,926
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,194,079	721,268
Decrease in inventory	391,274	58,082
Decrease (increase) in other assets	783,874	(23,468)
Decrease in accounts payable and accrued expenses	(477,807)	(544,069)
Increase in deferred revenue	1,143,874	4,280,900
Increase in accrued interest	4,020,177	3,852,767
Increase in deferred compensation	18,342	17,103
Net cash used in operating activities	(1,718,648)	(2,306,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Tarsa	(650,571)	(1,518,000)
Capital expenditures	(140,120)	(255,049)
Increase in patents and other intangibles	(100,477)	(176,537)
Proceeds from sale/lease back	--	1,119,963
Net cash used in investing activities	(891,168)	(829,623)

CASH FLOWS FROM FINANCING ASSETS:
Repayment of Founders’ note	(300,000)	--
Repayment of capital lease	(35,369)	--
Proceeds from exercise of stock options	13,110	53,521
Net cash (used in) provided by financing activities	(322,259)	53,521

Net decrease in cash and cash equivalents	(2,932,075)	(3,082,297)

Cash and cash equivalents at beginning of period	4,681,683	12,200,800
Cash and cash equivalents at end of period	$1,749,608	$9,118,503

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Purchase of equipment through capital lease	$119,772	$--
Cash payments:
Cash paid for interest	--	--
Cash paid for income taxes	--	--

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

Notes to Condensed Financial Statements
June 30, 2012
(Unaudited)

In November 2012, the Company concluded that the audited financial statements for the years ended December 31, 2011 and 2010 and other financial information included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2011 and 2010 and the unaudited financial statements included in the Company’s Quarterly Reports on Form 10-Q for each quarterly period in the years ended 2011 and 2010 and for the quarterly periods ended June 30,2012 and March 31, 2012 should no longer be relied upon.  The following financial statement footnotes give effect to the Restatement, which is discussed further in Note B of the notes to the financial statements herein.

NOTE A – LIQUIDITY

Cash

At June 30, 2012, the Company had cash and cash equivalents of $1,749,608, a decrease of $2,932,075 from December 31, 2011.  The Company has incurred annual operating losses since its inception, including a loss of $14,443,000 during the six months ended June 30, 2012, and, as a result, at June 30, 2012, had an accumulated deficit of approximately $197,000,000.  The Company expects to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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

Debt

As of June 30, 2012, the Company’s total principal debt, inclusive of its capital lease obligations and accrued interest, was approximately $68,400,000.  Based on managements’ current cash flow projections, the Company will need to obtain significant additional financing to fund operations, address its current debt and restructure its balance sheet.  Without additional financing, the Company is expected to run out of cash in the fourth quarter of 2012.  The Company is currently exploring various alternatives, including financing, debt restructuring and partnering options.  If the Company is unable to obtain financing, it may not be able to continue as a going concern in the near future.

On May 29, 2012, the Company entered into an agreement to settle its obligations to Jay Levy, the estate of Jean Levy, Warren Levy and Ronald Levy (the “Levys” or the “Founders”) (see Note G).  Pursuant to the settlement agreement, the Founders agreed to settle any and all outstanding obligations due from the Company in exchange for (i) two installment payments of $150,000 each due in May and June 2012 (the “Interim Payments”), which were subsequently paid by the Company; (ii) $7,700,000 payable on or before September 30, 2012; and (iii) the issuance of 5,000,000 shares of the Company’s common stock.  Currently, the Company does not have sufficient cash to make the final payment contemplated under the agreement with the Founders.  In light of the recent EMA recommendation, the expected financial impact on business operations and the ability of the Company to raise funds, the Company does not believe it will be in a position to fund the debt settlement with the Founders.  In the event that the Company does not fund the debt settlement, the Company will owe the Founders a total of $23,000,000 in principal and accrued interest as of September 30, 2012.

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Restatement of Financial Statements

In November 2012, the Company identified an error related to the Company’s accounting for an embedded derivative liability associated with the Company’s senior secured convertible notes, which were issued in March 2010, during the periods ended June 30, 2012 and  March 31, 2012 and the years ended December 31, 2011 and 2010 and interim periods therein, which resulted in the restatement of previously issued financial statements. Specifically, management determined that the Company’s convertible notes contain a conversion reset provision that lowers the stated conversion price under certain circumstances, which requires the conversion feature to be accounted for as an embedded derivative that must be marked to fair value each reporting period.  As a result, the Company should not have reversed the carrying value of the liability for the embedded derivative in the quarter ended June 30, 2010 and should have continued to mark such liability to fair value in its financial statements for the quarterly periods from June 30, 2010 through June 30, 2012.  Additionally, the Company determined that the methodology utilized to determine the fair value of the embedded derivative liability for the quarter ended March 31, 2010 was not appropriate as it did not properly consider a reset feature contained within the related convertible notes and consequently, that the conclusion that the issuance of the senior secured convertible notes in March 2010 represented a troubled debt restructuring was incorrect. As a result of the re-assessment of the transaction, the Company has concluded that the addition of the conversion feature to the notes indicates the new notes are substantially different from the previously issued notes and as a result, the transaction should have been accounted for as a debt extinguishment.

As a result of the restatement, the Company was unable to finalize and file its Form 10-Q for the period ended September 30, 2012 by the SEC’s extended filing deadline of November 21, 2012.  Therefore, the Company gave the VPC Parties notice that an event of default occurred under the Restated Finance Agreement by virtue of the Company’s failure to timely file such Form 10-Q.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

As a result of the aforementioned accounting errors, the financial statements presented herein as well as footnotes H, I and S have been amended and restated to reflect the following accounting corrections:

•
As of June 30, 2012 and December 31, 2011: (i) the adjustment of deferred financing fees within prepaid expenses and other current assets (2012) and within other assets (2011) related to the convertible note issuance; (ii) the recordation of an embedded conversion feature liability representing the fair value of the conversion feature; (iii) the adjustment of the debt discount related to the convertible note issuance; (iv) the reversal of the accounting adjustment that was recorded in 2010 to reverse the embedded derivative liability through additional paid-in capital and (v) the cumulative impact to accumulated deficit of related adjustments to the statements of operations.

•
For the three and six months ended June 30, 2012 and 2011: (i) the recordation of changes in fair value of  the embedded derivative liability through gain (loss) on change in fair value of embedded conversion feature within the statements of operations; and (ii) the recordation of adjustments to non-cash interest expense based on the revised debt discount and to reflect such interest expense based on the effective interest rate method.

The following represents a summary of the adjustments by financial statement line item:

	June 30, 2012	December 31, 2011
Balance sheet data:
Prepaid expenses and other current assets	$341,373	$-
Other assets	-	520,474
Total assets	341,373	520,474
Embedded conversion feature liability	14,980,000	12,470,000
Notes payable - Victory Park, net	(1,126,955)	(1,390,170)
Total liabilities	13,853,045	11,079,830
Additional paid-in capital	(16,724,000)	(16,724,000)
Accumulated deficit	3,212,328	6,164,644
Stockholders' deficit	(13,511,672)	(10,559,356)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Statements of operations data:
Gain (loss) on change in fair value of embedded conversion feature	$(5,430,000)	$10,670,000	$(2,510,000)	$	(15,770,000)
Interest expense	(337,509)	108,158	(442,317)		405,834
Net income (loss)	(5,767,509)	10,778,158	(2,952,316)		(15,364,166)

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

The effects of these adjustments to the condensed financial statements are as set forth below.

	June 30, 2012		December 31, 2011
	As Reported	As Restated	As Reported	As Restated
Balance sheet data:
Prepaid expenses and other current assets	$663,063	$1,004,436	$862,761	$862,761
Other assets	415,049	415,049	440,307	960,781
Total assets	11,691,126	12,032,499	17,674,695	18,195,169
Embedded conversion feature liability	-	14,980,000	-	12,470,000
Notes payable - Victory Park, net	41,503,773	40,376,818	34,073,626	32,683,456
Total liabilities	77,569,710	91,422,755	72,812,503	83,892,333
Additional paid-in capital	133,163,489	116,439,489	132,415,958	115,691,958
Accumulated deficit	(199,996,222)	(196,783,894)	(188,505,922)	(182,341,278)
Stockholders' deficit	(65,878,584)	(79,390,256)	(55,137,808)	(65,697,164)

	Three months ended
	June 30, 2012		June 30, 2011
	As Reported	As Restated	As Reported	As Restated
Statements of operations data:
Gain (loss) on change in fair value of embedded conversion feature	$-	$(5,430,000)	$-	$10,670,000
Interest expense	(2,944,246)	(3,281,755)	(2,797,860)	(2,689,702)
Net income (loss)	(5,478,458)	(11,245,967)	(8,435,674)	2,342,484
Net income (loss) per share - basic	(0.06)	(0.12)	(0.09)	0.03
Net income (loss) per share - diluted	(0.06)	(0.12)	(0.09)	0.02

	Six months ended
	June 30, 2012		June 30, 2011
	As Reported	As Restated	As Reported	As Restated
Statements of operations data:
Gain (loss) on change in fair value of embedded conversion feature	$-	$(2,510,000)	$-	$(15,770,000)
Interest expense	(5,706,441)	(6,148,758)	(5,534,076)	(5,128,242)
Net income (loss)	(11,490,300)	(14,442,616)	(15,080,982)	(30,445,148)
Net income (loss) per share - basic and diluted	(0.12)	(0.15)	(0.16)	(0.33)

Statements of cash flows data:
Net income (loss)	(11,490,300)	(14,442,616)	(15,080,982)	(30,445,148)
Amortization of debt discounts and deferred financing fees	1,673,370	2,115,686	1,673,379	1,267,545
(Gain) loss on change in fair value of embedded conversion feature	-	2,510,000	-	15,770,000

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

NOTE F – INVENTORY

Inventory consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Current Inventory
Finished Goods – Net of allowances of $1,145,000 and $1,151,000, respectively	$766,325	$873,341
Raw Materials – Net of allowances of $35,000 and $38,000, respectively	443,316	410,209

Total	$1,209,641	$1,283,550

Noncurrent Inventory
Raw Materials	$1,355,464	$1,373,545
Finished Goods	273,818	573,102

Total	$1,629,282	$1,946,647

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

The Company has not recorded any accounting adjustments related to the Revised Settlement Agreement as of June 30, 2012.  The necessary adjustments will be recorded if and when the Company meets its remaining obligations prior to September 30, 2012.  Currently, the Company does not have sufficient cash to make the final payment contemplated under the agreement with the Founders.  In light of the recent EMA recommendation (see Note A), the expected financial impact on business operations and the ability of the Company to raise funds, the Company does not believe it will be in a position to fund the debt settlement with the Levy Parties.  In the event that the Company does not fund the debt settlement, the Company will owe the Levy Parties a total of $23,000,000 in principal and accrued interest as of September 30, 2012.

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

Under the terms of the restated financing agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes in exchange for the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and additional net proceeds of approximately $13,642,000 (before debt issuance costs). These convertible notes were purchased at a 2% discount to the face amount. We received net cash proceeds of approximately $11,635,000. The balance of deferred financing costs ($400,000 at June 30, 2012) and note discount ($3,440,000 at June 30, 2012) are being amortized over the three-year term of the new convertible notes to interest expense in accordance with the effective interest rate method. The maturity date of the convertible notes has been extended to March 17, 2013 from September 30, 2011 under the original notes. The convertible notes accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be capitalized and added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date. As a result, $5,797,859 and $5,018,750 in accrued interest was reclassified from accrued interest to notes payable in 2012 and 2011, respectively.

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

For the three months ended June 30, 2012 and 2011 we recognized approximately $2,836,000 and $2,265,000, respectively, in cash and non-cash interest expense on these notes.  For the six months ended June 30, 2012 and 2011 we recognized approximately $4,813,000 and $4,693,000, respectively, in cash and non-cash interest expense on these notes.

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

The Victory Park notes are convertible into shares of our common stock and as a result of a reset provision contained in the notes, the conversion feature is considered an embedded derivative that must be marked to fair value each reporting period through the term of the notes. The fair value was determined by utilizing a probability-weighted scenario analysis that incorporates the likelihood of an event that might trigger the reset provision.  In order to record the debt at fair value on the date of issuance, the Company recorded a debt discount and corresponding derivative liability of $21,190,000, representing the fair value of the embedded conversion feature on the notes as of such date and recorded the notes at their fair value of $23,810,000 for a total liability of $45,000,000.  The $12,000,000 premium over the par value of the $33,000,000 notes is reflected as a reduction in the debt discount, which is being accreted to interest expense based on the effective interest rate method over the remaining term of the notes. The liability for the conversion feature was subsequently marked to market at the end of each quarter. The Company therefore recognized a non-cash expense of $5,430,000 in the three months ended June 30, 2012 and a non-cash gain of $10,670,000 in the three months ended June 30, 2011 and recognized non-cash expense of $2,510,000 and $15,770,000 in the six months ended June 30, 2012 and 2011, respectively, which represents the change in the fair value of the conversion feature of the notes during each period.  At June 30, 2012 and December 31, 2011, there was a liability in the accompanying balance sheets representing the fair value of the embedded conversion feature in the amount of $14,980,000 and $12,470,000, respectively.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

NOTE I - DEBT

We have short-term and long-term debt outstanding to Victory Park and the Levys, as well as a capital lease.

Aggregate maturities of all outstanding debt at June 30 were as follows:

June 30,
2013	$58,290,781
2014	40,575
2015	7,174
Thereafter	--
58,338,530
Discount – Victory Park (see Note H)	(3,439,791)
$54,898,739

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

Presentation on Balance Sheet:

	June 30, 2012	December 31, 2011
Notes payable – Founders: long-term (see Note G)	$--	$13,987,518
Notes payable – Founders: short-term (see Note G)	14,437,518	750,000
Notes payable – Victory Park: net of discount of $3,439,791 at June 30, 2012 and $5,335,294 at December 31, 2011 (see Note H)	40,376,818	32,683,456
Capital lease payable– short-term	36,656	--
Capital lease payable– long-term	47,747	--
	$54,898,739	$47,420,974

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected volatility	63.8%	60.6%	62.0%	59.6%
Expected dividends	--	--	--	--
Expected term (in years)	5.9	6.0	6.8	6.0
Risk-free rate	1.1%	1.8%	1.4%	1.9%
Forfeiture rate - employees	25%	20%	25%	20%
Forfeiture rate – officers and directors	0%	0%	0%	0%

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

A summary of option activity as of June 30, 2012 and changes during the six months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	8,027,950	$1.09
Granted	3,073,031	$0.53
Exercised	(42,000)	$0.31
Forfeited or Expired	(1,138,321)	$1.23
Outstanding at June 30, 2012	9,920,660	$0.90	6.6	$1,000

Exercisable at June 30, 2012	5,496,985	$1.13	5.2	$--

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Victory Park convertible debt upon conversion to common stock (1)	65,359,776	54,674,583	65,359,776	31,807,320
Options to purchase common stock	9,849,488	2,647,500	9,590,047	9,450,308
Warrants to purchase common stock	60,000	60,000	60,000	60,000
Unvested restricted stock	40,000	-	40,000	13,481

Total	75,309,264	57,382,083	75,049,823	41,331,109

(1)	Assumes conversion of principal plus accrued interest as of June 30.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

NOTE S – FAIR VALUE MEASUREMENTS

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Given our financial condition described in Note A, it is not practicable to estimate the fair value of our subordinated debt (payable to the Levys) at June 30, 2012 and December 31, 2011. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature. We believe that our capital lease obligation accrues interest at a rate which approximates prevailing market rates for instruments with similar characteristics and, therefore, approximates fair value. Fair value is a market-based measurement determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant, not based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, consideration is given to three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. Entities are required to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. Inputs to fair valuation techniques are prioritized, allowing for the use of unobservable inputs to the extent that observable inputs are not available. The applicable guidance establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

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

Liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy is summarized as follows:

Embedded conversion feature	Significant Unobservable Inputs (Level 3) Total Fair Value
June 30, 2012	$14,980,000
December 31, 2011	$12,470,000

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

The Company has categorized its liabilities measured at fair value into the three-level fair value hierarchy, as defined above, based upon the priority of inputs to respective valuation techniques. Liabilities included within Level 3 of the fair value hierarchy consist of an embedded conversion feature which requires adjustments to fair value on a recurring basis. The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value. The fair value of the conversion feature was determined based on a probability-weighted scenario analysis that includes a Monte Carlo pricing model and incorporates the likelihood of an event that might trigger the reset provision. Significant unobservable inputs include the probability of triggering a reset feature on the embedded derivative which would result in a reduction in the conversion price.  Significant observable inputs include the market price of our common stock, volatility, remaining term, risk-free interest rate, credit spread and dividend yield (zero in all periods)..  The following is a summary of the significant assumptions:

	June 30, 2012	December 31, 2011
Expected volatility	104%	83.5%
Probability of trigger of reset provision	100%	20%
Remaining term (in years)	0.7	1.2
Risk-free rate	0.2%	0.2%
Credit spread	27.0%	28.3%
Stock price	$0.29	$0.53

If the assumptions related to the probability of the reset being triggered were modified, it could result in a material change to the carrying value of the embedded conversion feature. An increase in the probability of the reset being triggered of 10% would result in an increase to the fair value of the embedded conversion feature of $540,000 as of December 31, 2011. As of June 30, 2012, the probability of the reset being triggered was assumed to be 100%.  A 10% decrease in the probability of the reset being triggered as of June 30, 2012 would result in a decrease in the value of the embedded conversion feature of $1,250,000.

The changes in Level 3 liabilities measured at fair value on a recurring basis during the periods ended June 30, 2012 and 2011 are summarized as follows:

	Balance Beginning of Period	Issuance	(Gain) or Loss Recognized in Earning from Change in Fair Value	Balance End of Period
For the period ended June 30, 2012
Embedded conversion feature	$12,470,000	$--	$2,510,000	$14,980,000

For the period ended June 30, 2011
Embedded conversion feature	$22,860,000	$--	$15,770,000	$38,630,000

For the periods ended June 30, 2012 and 2011, $2,510,000 and $15,770,000, respectively, is reflected as a loss on change in fair value of the embedded conversion feature in the accompanying statements of operations.   At June 30, 2012 and December 31, 2011, there was a liability in the accompanying balance sheets representing the fair value of the embedded conversion feature in the amount of $14,980,000 and $12,470,000, respectively.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

Revenue

Revenue is summarized as follows for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Product Sales	$1,293,613	$646,173	$1,939,760	$1,293,488

Royalties	146,606	405,029	495,350	919,226

Licensing Revenue	262,689	705,162	525,378	1,267,851

Development Fees and other	1,034,624	712,688	1,528,327	1,114,296

Total Revenue	$2,737,532	$2,469,052	$4,488,815	$4,594,861

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

 Cost of Goods Sold

Cost of goods sold consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance. Cost of goods sold increased 67% to $452,000 from $271,000 for the three months ended June 30, 2012 as compared to the same period in 2011. Cost of goods sold increased 30% to $698,000 from $536,000 for the six months ended June 30, 2012 as compared to the same period in 2011. Cost of goods sold primarily represents our costs associated with Fortical production for USL, whose purchases from us fluctuate each quarter. The increase in cost of goods sold in both periods was the result of higher shipments of Fortical due to the timing of shipments in the three months ended June 30, 2012, partially offset by lower direct material costs as a result of improved production yields.  Cost of goods sold as a percentage of sales was 35% and 42%, respectively, for the three months ended June 30, 2012 and 2011 and 36% and 41%, respectively, for the six months ended June 30, 2012 and 2011. The improved margins were the result of lower direct material costs as a result of improved production yields.  Future production related expenses for 2012 and later years will be dependent upon the level of future Fortical sales, as well as possible peptide production, to meet our partners’ needs.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Other Income/Expense

Loss on Change in Fair Value of Embedded Conversion Feature

The Victory Park notes issued in March 2010 are convertible into shares of our common stock and as a result of a reset provision contained in the notes, the conversion feature is considered an embedded derivative that must be marked to fair value each reporting period. Accordingly, the liability for the conversion feature was marked to fair value each quarterly period subsequent to issuance, resulting in the recording of non-cash expense of $5,430,000 in the three months ended June 30, 2012 and a non-cash gain of $10,670,000 in the three months ended June 30, 2011 and non-cash expense of $2,510,000 and $15,770,000 in the six months ended June 30, 2012 and 2011, respectively, which represented the change in the fair value of the embedded conversion feature during each period.

Interest Expense

Interest expense increased 22% in the three months ended June 30, 2012 to $3,282,000 from $2,690,000 in the three months ended June 30, 2011. During the three months ended June 30, 2012 and 2011 we recognized $2,836,000 and $2,265,000, respectively, in cash and non-cash interest expense under the Victory Park convertible notes.  In addition, interest expense on the Levy loans increased to $439,000 in the three months ended June 30, 2012 from $421,000 in the three months ended June 30, 2011.

Interest expense increased 20% in the six months ended June 30, 2012 to $6,149,000 from $5,128,000 in the six months ended June 30, 2011. During the six months ended June 30, 2012 and 2011 we recognized $5,256,000 and $4,287,000, respectively, in cash and non-cash interest expense under the Victory Park convertible notes.  In addition, interest expense on the Levy loans increased to $881,000 in the six months ended June 30, 2012 from $833,000 in the six months ended June 30, 2011.

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Net Loss

Net loss for the three months ended June 30, 2012 was approximately $11,246,000 as compared to net income of $2,342,000 for the corresponding period in 2011. This was primarily due to a loss on the change in fair value of an embedded conversion feature of $5,430,000 and a loss of $600,000 on the sale of our former joint venture in China. In addition, in the three months ended June 30, 2011, we recognized a gain on the change in fair value of an embedded conversion feature of $10,670,000, partially offset by a loss of $1,073,000 on the sale of our former joint venture in China and the write-off our investment in Tarsa of $1,518,000.

Net loss for the six months ended June 30, 2012 decreased approximately $16,002,000, or 53%, to $14,443,000 from $30,445,000 for the corresponding period in 2011. This was primarily due to a decrease in operating expenses of $2,167,000, partially offset by a loss on the change in fair value of an embedded conversion feature of $2,510,000 and a decrease in revenue of $106,000.  In addition, in the six months ended June 30, 2011, we recognized a loss on the change in fair value of an embedded conversion feature of $15,770,000, a loss of $1,376,000 on the sale of our former joint venture in China and wrote-off our investment in Tarsa of $1,518,000.  In the six months ended June 30, 2012, we recognized a loss of $600,000 on the sale of our former joint venture in China and wrote-off our investment in Tarsa of $651,000. Net losses will continue unless we achieve sufficient non-deferred revenue under our USL or Tarsa agreements or sign new revenue generating research, licensing or distribution agreements and may be impacted by the change in fair value of a non-cash embedded derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

Cash

At June 30, 2012, we had cash and cash equivalents of $1,750,000, a decrease of $2,932,000 from December 31, 2011. We have incurred annual operating losses since our inception and, as a result, at June 30, 2012, had an accumulated deficit of approximately $197,000,000.  We expect to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

Debt

As of June 30, 2012, our total principal debt, inclusive of capital lease obligations and accrued interest, was approximately $68,400,000.  Based on our current cash flow projections, the we will need to obtain significant additional financing to fund operations, address our current debt and restructure our balance sheet.  Without additional financing, we expect to run out of cash in the fourth quarter of 2012.  We are currently exploring various alternatives, including financing, debt restructuring and partnering options.  If we are unable to obtain financing, we may not be able to continue as a going concern in the near future.

On May 29, 2012, we entered into an agreement to settle our obligations to Jay Levy, the estate of Jean Levy, Warren Levy and Ronald Levy (the “Levys” or the “Founders”).  Pursuant to the settlement agreement, the Founders agreed to settle any and all outstanding obligations due from us in exchange for (i) two installment payments of $150,000 each due in May and June 2012 (the “Interim Payments”), which were subsequently paid by the Company; (ii) $7,700,000 payable on or before September 30, 2012; and (iii) the issuance of 5,000,000 shares of our common stock.  Currently, we do not have sufficient cash to make the final payment contemplated under the agreement with the Founders.  In light of the recent EMA recommendation, the expected financial impact on business operations and our ability to raise funds, we do not believe we will be in a position to fund the debt settlement with the Founders.  In the event that we do not fund the debt settlement, the we will owe the Founders a total of $23,000,000 in principal and accrued interest as of September 30, 2012.

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Net Cash Used in Operating Activities: Net cash used in operating activities was $1,719,000 in the six months ended June 30, 2012, which was primarily due to our net loss adjusted for non-cash items of $5,650,000 and a net change in our operating assets and liabilities of $7,074,000, primarily from a decrease in accounts receivable and increased accrued interest on our Victory Park and Levy notes and increased deferred revenue.

Net cash used in operating activities was $2,306,000 in the six months ended June 30, 2011, which was primarily due to our net loss adjusted for non-cash items of $19,776,000 and an increase in our operating assets and liabilities of $8,363,000, primarily from proceeds from deferred revenue as well as increased accrued interest on our Victory Park and Levy loans.

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Debt Obligation	Carrying Amount	2012	2013	2014
Note Payable – Victory Park Variable Interest Rate: 15% (1)	$43,816,609	$--	$43,816,609	$--
Notes Payable – Levys Fixed Interest Rate: 12%	14,437,518	--	14,437,518	--
Capital Lease Fixed Interest Rate: 10%	84,403	17,862	38,566	27,975
Total	$58,338,530	$17,862	$58,292,693	$27,975
(1)     Prime rate plus 5%, with a floor of 15%

The conversion feature on our senior secured convertible notes represents an embedded derivative which is required to be bifurcated and marked to fair value on a recurring basis. The aggregate fair value of the embedded derivative liability in our balance sheets as of June 30, 2012 and December 31, 2011 was $14,980,000 and $12,470,000, respectively.  The fair value was determined based on valuation models using a combination of observable and unobservable inputs utilizing a probability-weighted scenario analysis that includes a Monte Carlo pricing model. Significant observable inputs include the market price of our common stock, volatility, remaining term, risk-free interest rate, credit spread and dividend yield. Significant unobservable inputs include the probability of triggering a reset feature on the embedded derivative which would result in a reduction in the conversion price. If the assumptions were modified, it could result in a material change to the carrying value of the embedded conversion feature.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

Item 4.           Controls and Procedures

For the quarterly period ended June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are still not effective as of June 30, 2012 with respect to the material weakness disclosed in our Form 10-K, as amended, for the period ended December 31, 2011.

Prior to the identification of the material weakness in November 2012, in the second quarter of 2012 the Company hired new accounting personnel including a Chief Financial Officer and a Corporate Controller with relevant industry and accounting expertise in order to enhance its internal control over financial reporting. Additionally, in response to the material weakness described above, management, with the input, oversight, and support of the Audit Committee, identified and took the following steps beginning during the fourth quarter of 2012: (i) non ordinary course transactions are considered and evaluated by senior finance management; (ii) we enhanced our controls related to the preparation of  accounting position papers for all complex transactions and (iii) where appropriate, management seeks the advice of qualified outside consultants on accounting matters related to the application of U.S. GAAP to complex, non-ordinary course transactions and in other instances as warranted.

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

Our principal executive officer and principal financial officer determined that, other than as described above, there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

On May 29, 2012, we entered into an agreement with Jay Levy, the estate of Jean Levy, Warren Levy and Ronald Levy (the “Founders”) to settle our debt obligations to the Founders.  Pursuant to the settlement agreement, the Founders agreed to settle any and all outstanding obligations due from us in exchange for (i) two installment payments of $150,000 due in May and June 2012, which were subsequently paid by us; (ii) $7,700,000 payable on or before September 30, 2012; and (iii) the issuance of 5,000,000 shares of our common stock.  Currently, we do not have sufficient cash to make the remaining $7,700,000 payment contemplated under the agreement with the Founders.  As a result, we may not be in a position to make the payment by September 30, 2012.  In the event that we do not fund the remaining payment, we will owe the Founders a total of $23,000,000 in principal and accrued interest.  In such case, we will be obligated to pay all such principal and accrued interest by June 30, 2013.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.           Defaults Upon Senior Securities

Not Applicable

Item 4.           Mine Safety Disclosures

Not Applicable

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

Item 6.           Exhibits

EXHIBIT INDEX

Exhibit No.	Document Description
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

3.3	Amended By-Laws of Unigene Laboratories, Inc. (incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.1	Separation Agreement and General Release dated as of April 4, 2012 by and between Unigene Laboratories, Inc. and David Moskowitz +
10.2	Settlement and Release Agreement dated as of May 29, 2012 by and between Unigene Laboratories, Inc. and the Levys +
10.3	Side Letter Agreement dated as of May 29, 2012 by and between Unigene Laboratories, Inc. and Victory Park Management LLC +
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

+ Previously included in our Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 9, 2012
* Management contract or compensatory plan.
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Unigene Laboratories, Inc.	Form 10-Q/A – Period Ended June 30, 2012

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