Form 10-Q
period 2012-09-30
UNIGENE LABORATORIES INC
filed 2013-01-31
CIK 352747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 0-16005

Unigene Laboratories, Inc. (Exact Name of Registrant as Specified in its Charter)

Delaware	22-2328609
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

81 Fulton Street, Boonton, New Jersey	07005
(Address of Principal Executive Offices)	(Zip Code)

Company’s Telephone Number, Including Area Code:	(973) 265-1100

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value per share – 95,978,952 shares as of January 31, 2013

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Balance Sheets
September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
	(Unaudited)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$3,998,867	$4,681,683
Accounts receivable	1,245,102	2,854,038
Accounts receivable - Tarsa	--	8,193
Inventory, net	674,703	1,283,550
Due from former China Joint Venture partner, net	--	600,000
Prepaid expenses and other current assets	632,969	862,761
Total Current Assets	6,551,641	10,290,225

Non-current inventory, net	1,434,866	1,946,647
Property, plant and equipment, net	2,804,064	2,977,058
Patents and other intangibles, net	1,995,503	2,020,458
Other assets	422,350	960,781
Total Assets	$13,208,424	$18,195,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$878,510	$1,472,925
Accrued expenses	1,456,280	2,094,449
Accrued interest	12,183,289	--
Embedded conversion feature liability	19,460,000	--
Current portion – Deferred licensing revenues	1,599,753	1,262,622
Current portion – Deferred gain on sale/leaseback	116,760	116,760
Current portion – Capital lease obligations	37,599	--
Notes payable – Victory Park, net of discount of $7,624,378 at September 30, 2012	40,192,231	--
Notes payable – Founders	14,437,518	750,000
Total Current Liabilities	90,361,940	5,696,756

Notes payable – Victory Park, net of discount of $5,335,294 at December 31, 2011	--	32,683,456
Notes payable – Founders	--	13,987,518
Embedded conversion feature liability	--	12,470,000
Accrued interest	--	11,827,982
Deferred licensing revenues, excluding current portion	5,313,230	6,101,287
Deferred gain on sale/leaseback, excluding current portion	544,913	632,483
Capital lease obligations, excluding current portion	37,986	--
Deferred compensation	525,154	492,851
Total Liabilities	96,783,223	83,892,333

Commitments and Contingencies
Stockholders’ Deficit:
Common Stock – par value $.01 per share, authorized 275,000,000 shares; issued 95,586,644 shares at September 30, 2012 and 95,215,599 at December 31, 2011	955,866	952,156
Additional paid-in capital	116,755,672	115,691,958
Accumulated deficit	(201,286,337)	(182,341,278)
Total Stockholders’ Deficit	(83,574,799)	(65,697,164)
Total Liabilities and Stockholders’ Deficit	$13,208,424	$18,195,169

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Condensed Statements of Operations
 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Revenue:
Product sales	$2,049,320	$1,292,689	$3,989,080	$2,586,177
Royalties	166,553	306,376	661,903	1,225,602
Licensing revenue	262,690	679,962	788,068	1,947,813
Development fees and other	814,480	722,849	1,464,405	1,201,472
Tarsa revenue	119,658	426,807	998,060	1,062,480
Total revenue	3,412,701	3,428,683	7,901,516	8,023,544

Operating expenses:
Research and development	1,154,302	2,245,000	3,792,335	6,764,287
Cost of goods sold	829,895	493,415	1,528,324	1,028,955
General and administrative	2,402,984	2,121,859	6,661,001	6,766,754
Loss on sale of patents	--	824,241	--	824,241
Unallocated facility expenses	712,531	883,617	2,249,930	2,482,790
Total operating expenses	5,099,712	6,568,132	14,231,590	17,867,027
Operating loss	(1,687,011)	(3,139,449)	(6,330,074)	(9,843,483)

Other income (expense):
Interest and other income	9,743	11,052	92,761	62,105
Interest expense	(3,465,175)	(2,815,444)	(9,613,933)	(7,943,686)
Gain (loss) on change in fair value of embedded conversion feature	640,000	3,650,000	(1,870,000)	(12,120,000)
Loss from investment in former China joint venture	--	--	(600,000)	(1,375,925)
Loss from investment in Tarsa	--	(1,301,143)	(650,571)	(2,819,143)
Loss before income taxes	(4,502,443)	(3,594,984)	(12,641,743)	(34,040,132)
Income tax benefit from refund of federal tax credits	--	--	26,758	--
Net loss	$(4,502,443)	$(3,594,984)	$(18,945,059)	$(34,040,132)

Net loss per share – basic and diluted	$(0.05)	$(0.04)	$(0.20)	$(0.37)

Weighted average number of shares outstanding - basic and diluted	95,537,312	92,910,238	95,405,110	92,636,692

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Condensed Statement of Stockholders’ Deficit
Nine Months Ended September 30, 2012 (Unaudited, Restated)

	Common Stock
	No. Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2012 (Restated)	95,215,599	$952,156	$115,691,958	$(182,341,278)	$(65,697,164)
Stock Issued in Lieu of Director Fees	289,045	2,890	113,110	--	116,000
Issuance of Restricted Stock	40,000	400	(400)	--	--
Recognition of Restricted Stock Compensation Expense	--	--	20,448	--	20,448
Recognition of Stock Option Compensation Expense – Employees and Directors	--	--	918,381	--	918,381
Recognition of Stock Option Compensation Benefit – Consultants	--	--	(516)	--	(516)
Exercise of Stock Options	42,000	420	12,690	--	13,110
Net Loss	--	--	--	(18,945,059)	(18,945,059)
Balance, September 30, 2012 (Unaudited)	95,586,644	$955,866	$116,755,672	$(201,286,337)	$(83,574,799)

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Condensed Statements of Cash Flows
Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Nine Months Ended September 30,
	2012	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,945,059)	$(34,040,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(1,917,244)	(2,185,539)
Amortization of deferred credit	(87,570)	(38,920)
Amortization of debt discounts and deferred financing fees	3,440,492	2,057,892
Non-cash equity compensation	1,028,814	1,242,450
Depreciation and amortization of long-lived assets	586,233	529,978
Inventory reserve provision	19,219	--
Loss on sale of patents	--	824,241
Loss on investment in Tarsa	650,571	2,819,143
Loss on investment in former China Joint Venture	600,000	1,375,925
Loss on change in fair value of embedded conversion feature	1,870,000	12,120,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,017,129	(294,555)
Decrease in inventory	1,120,628	607,211
Decrease in other assets	1,070,655	223,668
Decrease in accounts payable and accrued expenses	(1,226,312)	(451,661)
Increase in deferred revenue	1,466,318	4,717,312
Increase in accrued interest	6,153,166	5,873,897
Increase (decrease) in deferred compensation	32,303	(7,850)
Net cash used in operating activities	(3,120,657)	(4,626,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Tarsa	(650,571)	(2,819,143)
Investment in Nordic joint venture	(50,000)	--
Capital expenditures	(149,792)	(642,697)
Proceeds from sale of patents	--	20,000
Increase in patents and other intangibles	(118,719)	(244,388)
Proceeds from sale/lease back	--	1,119,963
Net cash used in investing activities	(969,082)	(2,566,265)

CASH FLOWS FROM FINANCING ASSETS:
Repayment of Founders’ note	(300,000)	--
Repayment of capital lease	(44,187)	--
Proceeds from issuance of debt	4,000,000	--
Debt issuance costs	(262,000)	--
Proceeds from exercise of stock options	13,110	185,424
Net cash provided by financing activities	3,406,923	185,424

Net decrease in cash and cash equivalents	(682,816)	(7,007,781)

Cash and cash equivalents at beginning of period	4,681,683	12,200,800
Cash and cash equivalents at end of period	$3,998,867	$5,193,019

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Purchase of equipment through capital lease	$119,772	$--
Cash payments:
Cash paid for interest	--	--
Cash paid for income taxes	--	--

See notes to condensed financial statements.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Notes to Condensed Financial Statements
September 30, 2012
(Unaudited)

In November 2012, the Company concluded that the audited financial statements for the years ended December 31, 2011 and 2010 and other financial information included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2011 and 2010 and the unaudited financial statements included in the Company’s Quarterly Reports on Form 10-Q for each quarterly period in the years ended 2011 and 2010 and for the quarterly periods ended June 30, 2012 and March 31, 2012 should no longer be relied upon.  The following financial statement footnotes give effect to the restatement discussed further in Note B of the notes to the financial statements herein.

NOTE A – LIQUIDITY

Cash

At September 30, 2012, Unigene Laboratories, Inc. (the “Company”) had cash and cash equivalents of $3,999,000, a decrease of $683,000 from December 31, 2011.  The decrease is primarily due to net cash used in operating and investing activities of $3,120,000 and $969,000, respectively, partially offset by the $3,500,000 in proceeds received (following the deposit of $500,000 for fees of the lenders) as a result of refinancing our debt in September 2012 (see Note H). The Company has incurred annual operating losses since its inception, including a loss of $18,945,000 during the nine months ended September 30, 2012, and, as a result, at September 30, 2012, had an accumulated deficit of $201,286,000.  The Company expects to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Debt

As of September 30, 2012, the Company’s total principal debt, inclusive of capital lease obligations and accrued interest, was approximately $74,500,000, inclusive of an additional $4,000,000 note issued in September 2012 as further described below.  Based on managements’ current cash flow projections, the Company will need to obtain significant additional financing in the near term to fund operations, address its current debt and restructure its balance sheet.   Management’s cash flow projections at the time of the issuance of the $4,000,000 note estimated that cash on hand would be sufficient to fund operations through at least June 2013.  These estimates included the assumption that our Biotechnologies Strategic Business Unit (“Biotechnologies SBU”) would be able to convert at least one of its ongoing oral peptide delivery feasibility partnerships into a definitive license agreement bearing a significant up-front cash payment, on or before December 31, 2012.  While the Company is still actively pursuing such opportunities, the Company did not enter into a license agreement with a significant upfront cash component by December 31, 2012.  This change in the Company’s projections is the result of an ongoing review of our Biotechnologies SBU and the status of its feasibility programs, including recent feedback from the Biotechnologies SBU’s feasibility partners regarding the criteria and timing for each partners’ decision to license our technology, as well as delays to our ongoing feasibility and partner sponsored Peptelligence™ research programs.  In particular, several early stage development partners have indicated that, in the current funding environment until they themselves are able to partner, they may not have sufficient discretionary cash resources to satisfy commercially reasonable licensing terms. In addition, certain feasibility partners participating in longer-term research oriented feasibility work have decided to extend or expand their current feasibility programs but are not yet ready to enter into a definitive licensing agreement until the ongoing feasibility studies yield certain desired targets. As a result of the corresponding anticipated reduction in the Biotechnologies SBU’s forecasted revenues, management is actively pursuing various alternatives to extend the Company’s cash runway.  In accordance with guidance previously issued by the Company, in the event that the Company is unable to secure additional sources of revenue, it will not be able to fund operations beyond the first quarter of 2013. Additionally, our current projections would result in the Company defaulting on the minimum cash requirement as of March 31, 2013 under its forbearance agreement.

On September 21, 2012 (the “First Amendment Effective Date”), the Company entered into a Forbearance Agreement and First Amendment to Amended and Restated Financing Agreement, by and among the Company, Victory Park Management, LLC, as administrative agent and collateral agent (the “Agent”), Victory Park Credit Opportunities, L.P., VPC Fund II, L.P., VPC Intermediate Fund II (Cayman) L.P., and Victory Park Credit Opportunities Intermediate Fund, L.P. (collectively, the “Lenders” and together with the Agent, the “VPC Parties” and “Victory Park”) (together with all exhibits and schedules thereto, and as amended from time to time, the “Forbearance Agreement”). The Forbearance Agreement evidenced (i) the forbearance by the VPC Parties with respect to the exercise of certain of their rights and remedies arising as a result of the existence of certain events of default under the Restated Financing Agreement; (ii) the amendment of certain provisions of the Amended and Restated Financing Agreement dated as of March 16, 2010, by and among the Company, the Agent, as administrative agent and collateral agent, and the Lenders party thereto (the “Restated Financing Agreement”); and (iii) the other agreements contemplated by the Forbearance Agreement  (collectively the “2012 Restructuring”).  Pursuant to the Forbearance Agreement, the Company issued to the Lenders a $4,000,000 senior secured note, resulting in a total liability to the Lenders of $51,448,000 as of September 30, 2012, inclusive of principal and interest. As a result of the financial restatement described above and in Note B, the Company was unable to finalize and file this Form 10-Q by the Securities and Exchange Commission’s (the “SEC”) extended filing deadline of November 21, 2012.  Therefore, the Company gave the VPC Parties notice that an event of default occurred under the Forbearance Agreement by virtue of the Company’s failure to timely file this Form 10-Q.  Refer to Note H for additional details in regards to the terms of the Forbearance Agreement and the implications of the event of default.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

As of the First Amendment Effective Date, the Company lacked sufficient shares of Common Stock to deliver all of the shares of Common Stock issuable to the Lenders upon conversion of the Victory Park notes (the “Conversion Shares”).  The Company is required to obtain stockholder approval to amend its certificate of incorporation to increase the number of authorized shares to allow for the conversion of the notes in full and until such time as the Company receives approval to increase the authorized shares, Victory Park has the ability to demand payment in cash for any shortfall in authorized shares upon a notice of conversion. See Note H below for information on the impact of the restatement on certain default provisions under the Restated Finance Agreement, as amended by the Forbearance Agreement.

On May 29, 2012, the Company entered into an agreement to settle its obligations to Jay Levy, the estate of Jean Levy, Warren Levy and Ronald Levy (the “Levys” and the “Founders”) (see Note G).  Pursuant to the settlement agreement, the Founders agreed to settle any and all outstanding obligations due from the Company in exchange for (i) two installment payments of $150,000 each due in May and June 2012 (the “Interim Payments”), which were subsequently paid by the Company; (ii) $7,700,000 payable on or before September 30, 2012; and (iii) the issuance of 5,000,000 shares of the Company’s common stock.  In light of the recent EMA recommendation, the expected financial impact on business operations and the inability of the Company to raise funds, the Company was not in a position to fund the debt settlement with the Founders and, as a result, remains in debt to the Founders for a total of $22,990,000 in principal and accrued interest as of September 30, 2012. On December 21, 2012, the Company entered into a further agreement with the Levys regarding the timing of the foregoing installment payments.  See Note G below for details regarding such agreement.

Recent developments impacting business operations

On December 21, 2012, the Company settled all claims with its former patent counsel regarding certain fees.  See Note R below for further details.

On December 11, 2012, the Company announced that it has retained an investment banker to assist the Company with its exploration and evaluation of a broad range of strategic options, including, but not limited to, the strategic partnering of its technology, the out-licensing of intellectual property and divestiture of certain assets, and the possible sale of the Company or one of its business units.

On November 27, 2012, the Company announced that certain previously issued financial statements should no longer be relied upon.  See Note B below for details regarding the Company’s restatement of previously issued financial statements.  See also Note H below for information on the impact of such restatement on certain default provisions under the Restated Finance Agreement, as amended by the Forbearance Agreement.

On July 20, 2012 the European Medicines Agency (“EMA”) issued a press release concerning the marketability of approved calcitonin products in Europe, concluding there was evidence of a small increased risk of cancer with long-term use of current calcitonin medications approved and commercially available in Europe since 1973, and calling for the curtailment of calcitonin usage.  On August 1, 2012, Health Canada announced that it is reviewing whether to follow the European medical authorities and restrict use of a nasal spray prescribed to prevent osteoporosis because of the increased risk of cancer.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

The Company has licensed to Upsher-Smith Laboratories, Inc. (“USL”) its patented nasal formulation of calcitonin for commercialization in the United States and has licensed the development and worldwide commercialization rights (except China) for its Phase 3 oral calcitonin to Tarsa Therapeutics, Inc. (“Tarsa”).  However, since neither the Company nor its licensees are market authorization holders in Europe, they do not have the right to appeal the EMA's recommendation.  On October 12, 2012, Tarsa announced an agreement in principle with Therapicon® Slr to provide consulting assistance to the Italian firm in its appeal of the recent EMA recommendation. In November 2012, the EMA announced that it has reconfirmed its original conclusion that the benefits of calcitonin-containing medicines do not outweigh their risks in the treatment of osteoporosis and that they should no longer be used for this condition. The potential regulatory and commercial impact of this announcement on calcitonin related products marketed or under development by the Company’s licensees and partners in Europe and other markets as well as the resulting financial impact on its future business operations is currently being evaluated.  There is a possibility that other regulatory authorities, including the United States Food and Drug Administration (“FDA”), could take actions as a result of the EMA recommendation, including withdrawing calcitonin products from the market or limiting their use.  This could materially adversely affect the Company’s finances and operations by reducing or eliminating sales and royalties on Fortical, limiting the value of current calcitonin development projects and limiting the potential value of its investment in Tarsa.  Additionally, this could impact the carrying value of assets, including fixed assets, inventories and patents, as well as the Company’s ability to obtain adequate financing.  On January 14, 2013, the FDA posted notice of an Advisory Committee Meeting scheduled on March 5, 2013 to discuss whether the benefit of calcitonin salmon for the treatment of postmenopausal osteoporosis outweighs a potential risk of cancer.

In the third quarter of 2012 and through the date of this filing, the following events and circumstances indicated that the carrying value of the Company’s long lived assets may not be recoverable: (i) potential impact of the EMA press release; (ii) continuing operating losses; (iii) significant revisions to internal revenue forecasts; and (iv) a significant decline in the Company’s stock price. The Company is in the process of evaluating whether the undiscounted expected future cash flows from the long-lived assets are less than their carrying amount.  If undiscounted expected future cash flows are not sufficient to support the recorded value of the assets, an impairment loss may be recognized for the difference between fair value and the carrying value to reduce the long lived assets to their estimated recoverable value.  Such analysis could result in a material impairment charge for the twelve months ended December 31, 2012.

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

Due to the Company’s limited financial resources, any further significant decline in Fortical sales and/or royalties, or delay in achieving milestones under its existing license agreements, or in signing new license, feasibility or distribution agreements for its products or technologies or loss of patent protection, ability to sell additional shares of its common stock, its inability to restructure its existing Victory Park debt, or ability to not violate its covenants with Victory Park could have a material adverse effect on the Company’s cash flow and operations (see Notes D, E, H, J, N,  and R).  As a result of advancing purchase orders from USL previously scheduled for the first quarter of 2013, the Company received approximately $1,255,000 in additional cash in the fourth quarter of 2012.  Additionally, the Company was advanced $400,000 from USL in the fourth quarter of 2012 for the production of additional batches in 2013. This will reduce sales of Fortical in future periods.

If the Company is unable to achieve significant milestones or sales under its existing agreements and/or enter into new significant revenue generating licenses or other arrangements in the near-term, the Company will need to secure another source of funding in order to satisfy its working capital needs. The Company will also need to avoid further events of default under and maintain compliance with the covenants in its financing agreement with Victory Park (see Note H). If the Company is not able to generate additional cash, it will need to significantly curtail its operations. Should the funding required to sustain the Company’s working capital needs be unavailable or prohibitively expensive, the Company would not have the ability to continue as a going concern. The Company believes that satisfying its cash requirements over the long term will require the successful commercialization of its licensed oral or nasal calcitonin products, and one or more of its Peptelligence™ biotechnologies, its oral parathyroid hormone (“PTH”) product or the obesity program. However, it is uncertain whether any new products will be approved or will be commercially successful. The amount of future revenue the Company will derive from Fortical is also uncertain.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

In December 2011, the Company announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand. Under the comprehensive plan, the Company is continuing Fortical production and maintaining all of its core programs and partnered activities while decreasing cash expenditures. In 2010, since the Company had an adequate inventory of enzyme to support expected future Fortical production needs, it temporarily suspended manufacturing of those materials at its Boonton facility. However, the Company is maintaining the cGMP status of the facility and the ability to manufacture and tablet solid dosage forms of peptides at that location.  This cessation of production continued through 2012, however, the Company plans to engage in the production of calcitonin in the first quarter of 2013.  Implementation of the restructuring plan resulted in an immediate company-wide workforce reduction of approximately 25%. The cash requirements in 2012 to operate the research and peptide manufacturing facilities and develop products decreased from 2011 due to the December 2011 restructuring.

Cash received during the nine months ended September 30, 2012 was primarily from the net proceeds of $3,500,000 as a result of the Victory Park refinancing (see Note H); Fortical sales and royalties received under the agreement with USL; accounts receivable collected from GlaxoSmithKline (“GSK”) for work performed in 2011; and from development work and fee-for-service feasibility studies for various companies, including Tarsa. The Company’s primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone and other payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from its founders and Victory Park, (5) the sale of its common stock, (6) Fortical sales and royalties and (7) the proceeds from the sale of state net operating loss carryforwards. In 2011, the Company divested its equity interest in its former China Joint Venture as well as its Site Directed Bone Growth (“SDBG”) program, which may result in additional sources of cash in the future. There can be no assurance that any of these cash sources will continue to be available to the Company in the future. The Company is actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides, including PTH and its obesity peptide, and for its recombinant peptide manufacturing technology. In October 2011, the Company announced its decision to establish a Joint Development Vehicle with Nordic Bioscience (see Note N).  Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations and are often subject to the completion of successful feasibility programs. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by the Company or its licensees. Product sales to the Company’s partners under these agreements are based upon its licensees’ needs, which are sometimes difficult to predict. Sale of the Company’s common stock is dependent upon its ability to attract interested investors, its ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.   The Company may not be successful in achieving milestones under its current agreements, in obtaining regulatory approval for its other products or in-licensing any of its other products or technologies.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. Refer to the financial statements and footnotes thereto included in Unigene’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended and restated, including the accompanying Report of Independent Registered Public Accounting Firm, dated March 15, 2012 (except for Note 29 and the effects thereof, as to which the date is January 31, 2013), of Grant Thornton LLP. The condensed financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty, including the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities.

NOTE B - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Certain prior year amounts have been reclassified for presentation purposes.  Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any interim period. For further information, including a summary of significant accounting policies and practices, please refer to our financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K, as amended and restated, for the year ended December 31, 2011.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

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

As a result of the aforementioned accounting errors, the financial statements presented herein as well as footnotes H, I and S have been amended and restated to reflect the following accounting corrections:

•
As of December 31, 2011: (i) the adjustment of deferred financing fees within other assets related to the convertible note issuance; (ii) the recordation of an embedded conversion feature liability representing the fair value of the conversion feature; (iii) the adjustment of the debt discount related to the convertible note issuance; (iv) the reversal of the accounting adjustment that was recorded in 2010 to reverse the embedded derivative liability through additional paid-in capital and (v) the cumulative impact to accumulated deficit of related adjustments to the statements of operations.

•
For the three and nine months ended September 30, 2011: (i) the recordation of changes in fair value of  the embedded derivative liability through gain (loss) on change in fair value of embedded conversion feature within the statements of operations and (ii) the recordation of adjustments to non-cash interest expense based on the revised debt discount and to reflect such interest expense based on the effective interest rate method.

The following represents a summary of the adjustments by financial statement line item:

December 31, 2011
Balance sheet data:
Prepaid expenses and other current assets	$-
Other assets	520,474
Total assets	520,474
Embedded conversion feature liability	12,470,000
Notes payable - Victory Park, net	(1,390,170)
Total liabilities	11,079,830
Additional paid-in capital	(16,724,000)
Accumulated deficit	6,164,644
Stockholders' deficit	(10,559,356)

	September 30, 2011
	Three Months Ended	Nine Months Ended
Statements of operations data:
Gain (loss) on change in fair value of embedded conversion feature	$3,650,000	$(12,120,000)
Interest expense	46,329	452,163
Net income (loss)	3,696,329	(11,667,837)

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

The effects of these adjustments to the condensed financial statements are as set forth below.

	December 31, 2011
	As Reported	As Restated
Balance sheet data:
Prepaid expenses and other current assets	$862,761	$862,761
Other assets	440,307	960,781
Total assets	17,674,695	18,195,169
Embedded conversion feature liability	-	12,470,000
Notes payable - Victory Park, net	34,073,626	32,683,456
Total liabilities	72,812,503	83,892,333
Additional paid-in capital	132,415,958	115,691,958
Accumulated deficit	(188,505,922)	(182,341,278)
Stockholders' deficit	(55,137,808)	(65,697,164)

	Three months ended
	September 30, 2011
	As Reported	As Restated
Statements of operations data:
Gain (loss) on change in fair value of embedded conversion feature	$-	$3,650,000
Interest expense	(2,861,773)	(2,815,444)
Net income (loss)	(7,291,313)	(3,594,984)
Net income (loss) per share - basic and diluted	(0.08)	(0.04)

	Nine months ended
	September 30, 2011
	As Reported	As Restated
Statements of operations data:
Gain (loss) on change in fair value of embedded conversion feature	$-	$(12,120,000)
Interest expense	(8,395,849)	(7,943,686)
Net income (loss)	(22,372,295)	(34,040,132)
Net income (loss) per share - basic and diluted	(0.24)	(0.37)

Statements of cash flows data:
Net income (loss)	(22,372,295)	(34,040,132)
Amortization of debt discounts and deferred financing fees	2,510,055	2,057,892
Loss on change in fair value of embedded conversion feature	-	12,120,000

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Recent Accounting Pronouncements

In December 2011, an update to guidance was issued regarding the offsetting or netting of assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. Generally Accepted Accounting Principles and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. This amendment was effective as of January 1, 2013. The Company does not believe that the adoption of this update will have a significant effect on its financial statements.

In May 2011, an update to guidance was issued clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. This amendment was effective as of January 1, 2012. The adoption of the amended guidance did not have a significant effect on the Company's financial statements.

NOTE C - GLAXOSMITHKLINE AGREEMENTS

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

In December 2010, we entered into an amended and restated exclusive worldwide license agreement with GSK and we received $4,000,000 for Phase 2 development costs. This revenue was recognized in full through December 2011 due to the termination of the agreement.

We received an additional $4,000,000 in May 2011 due to the completion of Phase 2 patient enrollment in April 2011. We recognized $1,010,000 of revenue under these two milestones in the nine months ended September 30, 2011.

On August 3, 2011, we entered into a Development Services and Clinical Supply Agreement with GSK. Under the terms of the agreement, we received approximately $2,000,000 in payments from GSK for certain development and manufacturing activities related to the active pharmaceutical ingredient and finished drug product of an oral PTH analog. This agreement has been terminated.

In December 2011, we terminated the then existing agreements with GSK. The termination of the agreements followed notification by GSK of its decision not to proceed based on its internal evaluation criteria. As a result, we regained the exclusive worldwide rights to our oral PTH program with no financial obligations to GSK. We will now seek to publish the full data set of the statistically significant Phase 2 results in a scientific journal and at appropriate scientific conferences.  We intend to advance the oral PTH program via a partnership.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

NOTE D – UPSHER-SMITH AGREEMENT

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the FDA and launched by USL in August 2005. Revenue for the nine months ended September 30, 2012 consisted of $3,989,000 in sales to USL and $662,000 in royalties from USL. Revenue for the nine months ended September 30, 2011 consisted of $2,586,000 in sales to USL and $1,226,000 in royalties from USL. At September 30, 2012, our accounts receivable from USL were approximately $932,000.  From August 2005 through September 2012, we have recognized an aggregate of $48,878,000 in Fortical sales and $27,387,000 in Fortical royalties. We recognize USL royalty revenue based upon quarterly sales reports provided by USL.  Royalty revenue, computed in a range from the transfer price of product to USL to a royalty rate in the mid-thirties depending on the circumstances, is earned on net sales of Fortical by USL and is recognized in the period Fortical is sold by USL. Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. Pursuant to an amendment effected in 2009, there are no net sales minimums in the agreement. In December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to steadily decline. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and we do not approve the assignment. The term of the USL agreement shall continue through the expiration of USL’s obligation to pay royalties and continue thereafter indefinitely unless earlier terminated.  See “Note A – LIQUIDITY – Recent developments impacting business operations” above regarding the EMA’s 2012 actions and the FDA meeting scheduled for March 5, 2013 pertaining to calcitonin-containing medicines.

NOTE E – NOVARTIS AGREEMENT

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We have received an aggregate of $13,700,000 from Novartis under this agreement and there are up to $5,000,000 in potential milestone payments remaining. We will receive royalties, at rates in the single digits, on net sales of any existing or future Novartis products that contain recombinant salmon calcitonin which in the future are approved for sale by health authorities, and are manufactured by Novartis using our technology. For both the nine months ended September 30, 2012 and 2011, we recognized $670,000 in licensing revenue pursuant to the licensing agreement.  Although the Novartis agreement has not been formally terminated, Novartis has informed the Company that due to the failure of its late stage clinical development program, it has no further need to manufacture calcitonin utilizing the Company’s patented peptide production process.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

NOTE F – INVENTORY

Inventory consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Current Inventory
Finished Goods – Net of allowances of $1,144,000 and $1,151,000, respectively	$438,715	$873,341
Raw Materials – Net of allowances of $54,000 and $38,000, respectively	235,988	410,209

Total	$674,703	$1,283,550

Noncurrent Inventory
Raw Materials	$1,326,161	$1,373,545
Finished Goods	108,705	573,102

Total	$1,434,866	$1,946,647

Typically, finished goods and work-in-process inventory are fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for finished goods and raw materials were $1,198,000 at September 30, 2012, an increase of $9,000 from December 31, 2011. Based upon expected future orders, $109,000 of our finished goods inventory and $1,326,000 of our raw material inventory were classified as a noncurrent asset at September 30, 2012. We expect this inventory to be fully recoverable, therefore no reserve was established. In 2010, we temporarily ceased production of calcitonin and enzyme. This cessation of production continued through 2012, however, the Company plans to engage in the production of calcitonin in the first quarter of 2013.  The Company is in the process of assessing whether production of enzyme will be continued internally or outsourced and how that decision will impact the carrying value of our inventories and fixed assets.

NOTE G – NOTES PAYABLE – FOUNDERS

To satisfy our short-term liquidity needs, the founding Levy family from time to time (prior to 2003) made loans to us. Jay Levy, our former director, Chairman of the Board, Treasurer and Assistant Secretary, and Jean Levy are/were the parents of Warren Levy and Ronald Levy, our former executive officers and directors.  Total interest expense on all Levy loans was approximately $437,000 and $430,000 for the three months ended September 30, 2012 and 2011, respectively.  Total interest expense on all Levy loans was approximately $1,318,000 and $1,263,000 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, total accrued interest on all Levy loans was $8,552,000 and the principal amount of the outstanding loans by the Levys to us totaled $14,438,000, for an aggregate owed to them of $22,990,000. These loans are collateralized by secondary security interests in our equipment and certain of our patents.

On March 10, 2011, we entered into the Settlement and Release Agreement and Amendments (the “Settlement Agreement”) by and among the Company and the Estate of Jean Levy, The Jaynjean Levy Family Limited Partnership, Dr. Warren Levy, our former president, and Dr. Ronald S. Levy, our former executive vice president (collectively, the “Levy Parties”).  Pursuant to the Settlement Agreement, the Company made the following payments in the nine months ended September 30, 2011:

1.
In March 2011, we paid (a) Dr. Warren Levy a lump-sum severance payment in the amount of $327,750; (b) Dr. Ronald Levy a lump-sum severance payment in the amount of $280,250; and (c) into escrow remaining severance payments in the aggregate amount of $304,000, $163,875 of which was released to Dr. Warren Levy and $140,125 of which was released to Dr. Ronald Levy, each in accordance with his respective employment agreement in monthly increments beginning September 2011 through February 2012;

2.	In March 2011, we paid (a) $151,268 to Dr. Warren Levy representing a portion of his vacation pay and (b) $136,736 to Dr. Ronald Levy representing a portion of his vacation pay;

Pursuant to the Settlement Agreement, the Company was obligated to make the following payments:

1.
On October 11, 2012 and November 13, 2012, we were obligated to pay an aggregate amount of $162,296: $85,241 to Dr. Warren Levy and $77,055 to Dr. Ronald Levy, in full satisfaction of their respective vacation pay; and

2.
On November 13, 2012 and December 11, 2012, we were obligated to pay an aggregate amount of $200,000 into Rabbi Trust Accounts, $100,000 into an account for the benefit of Dr. Warren Levy and $100,000 into an account for the benefit of Dr. Ronald Levy, in full satisfaction of our obligations to each of them under the deferred compensation program.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Loan payments under the amended notes of $500,000 previously due on November 10, 2010 and $250,000 due on May 10, 2011 have been postponed under the Settlement Agreement. The new payment schedule specifies five monthly payments of $150,000 from May 2012 through September 2012.

On May 29, 2012, the Company entered into an agreement to settle its obligations to the Levys (the “Revised Settlement Agreement).  Pursuant to the Revised Settlement Agreement, the Founders agreed to settle any and all outstanding obligations due from the Company in exchange for (i) two installment payments of $150,000 each due in May and June 2012, which were subsequently paid by the Company; (ii) $7,700,000 payable on or before September 30, 2012; and (iii) the issuance of 5,000,000 shares of the Company’s common stock.  The Company did not meet the conditions to effectiveness under the Revised Settlement Agreement on or prior to September 30, 2012, including the payment of $8,000,000 (less the amount of the two $150,000 interim installment payments) and the issuance of 5,000,000 shares of common stock to the Levy Parties.  As a result, the Revised Settlement Agreement has been terminated and is otherwise of no force and effect (other than as specifically identified) and all payments then or previously payable (and not previously paid) under the Settlement Agreement through and including September 30, 2012 became immediately due and payable as of such date.  Following termination of the Revised Settlement Agreement, the full amount of the Company’s remaining payment obligations to the Levy Parties under the Settlement Agreement are principal in the aggregate amount of $14,738,000 and accrued interest, through September 30, 2012, in the aggregate amount of $8,552,000.   Furthermore, as a result of the termination of the Revised Settlement Agreement, no release of any of the Levy claims has occurred and all the rights of the Levy Parties that existed under the Settlement Agreement, the related notes and with respect to their prior employment remain in full force and effect as if the Revised Settlement Agreement had not been entered into by them.

On December 21, 2012, the Company entered into an agreement (the "Second Revised Settlement Agreement") with the Levys.  The Second Revised Settlement Agreement modified the Settlement Agreement.  Pursuant to the Settlement Agreement, payments of $150,000 were due to the Levy Parties on each of October 11, 2012 and November 13, 2012 and a payment of $62,296 was due on December 11, 2012. According to the terms of the Second Revised Settlement Agreement, the Company paid $100,000 to the Levy Parties on December 21, 2012,  which represented partial payment of the October 11, 2012 installment payment. Furthermore, under the Second Revised Settlement Agreement, the payments of each of (i) the remaining $50,000 related to the October 11, 2012 installment payment, (ii) the $150,000 installment payment due on November 13, 2012 and the $62,296 installment payment due on December 11, 2012, and (iii) the $150,000 installment payments due to the partnership on each of July 11, 2012, August 13, 2012, and September 11, 2012 under the terms of the Settlement Agreement, have been deferred until June 18, 2013. All other terms of the Settlement Agreement remain in full force and effect.

Notwithstanding the foregoing, any and all payments by the Company on account of any of the Company’s notes in favor of the Levy Parties (except the interim installment payments) remain subject to the terms and conditions of that certain Affiliate Subordination Agreement, dated September 30, 2008, among various Levy Parties, the Company and Victory Park Management, LLC, a Delaware limited liability company, as agent for all senior lenders, as the same may be amended, restated, supplemented and in effect from time to time, including pursuant to that certain Reaffirmation of Affiliate Subordination Agreement dated as of March 17, 2010, and as amended by that certain letter dated March 16, 2011 from Victory Park Management LLC regarding “Consent and Amendment” (the “Subordination Agreement”).  As a result, the Company may not make additional payments to the Levy Parties unless such payments can be made in accordance with the terms of the Subordination Agreement assuming any such payment constitutes “Permitted Subordinated Debt Payments” thereunder.

 NOTE H - NOTE PAYABLE – VICTORY PARK

On September 30, 2008, we entered into a financing agreement with Victory Park pursuant to which we borrowed $15,000,000 from Victory Park and, in connection therewith, we issued to Victory Park a three-year senior secured non-convertible term note.

On March 16, 2010, we entered into the Restated Financing Agreement with Victory Park. The Restated Financing Agreement amended and restated in its entirety and replaced the financing agreement dated as of September 30, 2008.

Under the terms of the Restated Financing Agreement, we issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes in exchange for the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and additional net proceeds of approximately $13,642,000 (before debt issuance costs). These convertible notes were purchased at a 2% discount to the face amount. We received net cash proceeds of approximately $11,635,000.  The maturity date of the convertible notes was extended to March 17, 2013 from September 30, 2011 under the original notes. The convertible notes accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date. As a result, $5,797,859 and $5,018,750 in accrued interest was reclassified from accrued interest to notes payable in 2012 and 2011, respectively.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

On the First Amendment Effective Date, the Company entered into a Forbearance Agreement, by and among the Company, the Agent, and the Lenders. The Forbearance Agreement evidenced  the forbearance by the VPC Parties with respect to the exercise of certain of their rights and remedies arising as a result of the existence of certain events of default under the Restated Financing Agreement; (ii) the amendment of certain provisions of the Restated Financing Agreement; and (iii) the other agreements contemplated by the 2012 Restructuring.

Under the terms of the Forbearance Agreement: (i) the VPC Parties, subject to any future defaults (except certain pre-designated, anticipated defaults), agreed to forbear from exercising their respective rights and remedies under the Restated Financing Agreement and other transaction documents during the forbearance period, which commenced on the First Amendment Effective Date and will end on the first anniversary of the First Amendment Effective Date unless earlier terminated as a result of any such future default; (ii) the Company has (A) issued to the Lenders upon the terms and conditions stated in the Forbearance Agreement a one-year senior secured convertible note in the aggregate principal amount of $4,000,000 (the “First Amendment Note”); and (B) re-issued to the Lenders on September 24, 2012 (the first business day after the First Amendment Effective Date) all four notes in existence (collectively, the “Re-issued Notes” and together with the First Amendment Note, the “Notes”); (iii) the Company agreed to deposit $500,000 with the Agent on the First Amendment Effective Date to reimburse the Agent and the Lenders for certain existing and future fees, costs and expenses incurred by (or to be incurred by) the VPC Parties in connection with the 2012 Restructuring and thereafter; (iv) each Lender shall, subject to certain conditions precedent as set forth in the Forbearance Agreement including lack of any events of default (see Note B above and the discussion of the impact of the financial restatement and related matters below), make available to the Company additional loans (“Re-Loans”) in an aggregate principal amount not to exceed such Lender’s pro rata share of the sum of the first $3,500,000 of the mandatory prepayments received by the Lenders from the Company pursuant to the terms of the Restated Financing Agreement (other than mandatory prepayments made with the proceeds of the sale of the tax benefits resulting from net operating losses for prior periods (“NOL Sale Proceeds”)), plus the amount of any mandatory prepayments received by the Lenders pursuant to the Restated Financing Agreement on account of NOL Sale Proceeds, such Re-Loans shall be deemed loans funded under the Restated Financing Agreement and shall be evidenced by notes (“Re-Loan Notes”) on the same terms as, and on a pari passu basis with, the First Amendment Note (except the conversion rate, as described below); and (v) the Company has delivered to the VPC Parties a quarterly cash flow forecast with respect to the fiscal quarter ending December 31, 2012 and shall deliver to the VPC Parties a quarterly cash flow forecast on a consolidated basis for the Company and its subsidiaries during the term of the Forbearance Agreement.  Events of default under the Forbearance Agreement include (among various other events of default) a quarterly reconciliation that shows a negative variance of 10% or more of actual cash revenue minus actual cash expenses for an applicable quarter versus the applicable quarterly cash flow forecast delivered by the Company (as described above), failure to maintain a cash balance in a specified account in excess of $250,000, and a breach of any agreement or covenant contained in the Forbearance Agreement.  The Forbearance Agreement amended the terms of the mandatory prepayment on certain mandatory prepayment events set forth in the Restated Financing Agreement, such as upon receipt of certain proceeds from asset sales, equity issuances, milestone payments under the Company’s material license agreements and certain other receipts of cash outside the ordinary course of business. In accordance with the terms of the Forbearance Agreement, the Company received a net amount of $3,500,000 from the Lenders in exchange for the issuance of the First Amendment Note.

The maturity date of the Re-issued Notes is March 17, 2013 and the maturity date of the First Amendment Note is September 21, 2013.  Non-payment of the Re-issued Notes on March 17, 2013 constitutes an “Incipient Event of Default” under the Forbearance Agreement for which the VPC Parties will be required to forbear, unless there are other events of default (see Note B above and the discussion of the impact of the financial restatement and related matters below). Under the terms of the Forbearance Agreement and the Restated Financing Agreement, the Notes are secured by a first priority lien on all current and future assets of the Company. The Notes will accrue interest at a rate per annum equal to the greater of (x) the prime rate (announced by Citibank N.A. from time to time) plus 5% and (y) 15%, which, in the absence of an event of default, accrued and unpaid interest due and payable with respect to the Notes shall, instead of being required to be paid in cash, shall be capitalized and added to the outstanding principal balance of the Notes payable on the maturity date. For so long as an event of default is continuing, the unpaid principal amount of the Notes shall bear interest at the default interest rate, which is the current interest rate plus 3%. The Notes are convertible into shares of common stock of the Company, par value $0.01 per share (the “Common Stock”), at the Lender’s option.  The initial conversion rate for the First Amendment Note is calculated by dividing the sum of the principal to be converted plus all accrued and unpaid interest thereon by $0.05 per share.  The initial conversion rate for the Re-issued Notes is calculated by dividing the sum of the principal to be converted plus all accrued and unpaid interest thereon by $0.15 per share (which amends the prior conversion rate of $0.70 per share). The initial conversion rate of any Re-Loan Notes will be calculated by dividing the sum of the principal to be converted plus all accrued and unpaid interest thereon by the conversion price of the Reissued Notes in effect on the date of issuance of such Re-Loan Note. All such conversion rates are subject to adjustment, including a reduction in the conversion rate in the event the Company issues certain shares of common stock at a purchase price less than the then current conversion price.  The Company may be liable for certain cash damages in the case of a failure to timely convert the Notes and a failure to timely convert is also an event of default, subject to additional remedies described in the Restated Financing Agreement.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

As of the First Amendment Effective Date, the Company lacked sufficient shares of Common Stock to deliver all of the Conversion Shares.  The Company is required to obtain stockholder approval to amend its certificate of incorporation to increase the number of authorized shares to allow for the conversion of the Notes in full and until such time as the Company receives approval to increase the authorized shares, Victory Park has the ability to demand payment in cash for any shortfall in authorized shares upon a notice of conversion. The Company was required to prepare and file proxy materials with the SEC and hold a stockholder meeting no later than January 21, 2013 to increase the number of authorized shares of its common stock.  As a result of the financial restatement and related matters described in Note B above, the Company has not completed the required proxy materials nor held a stockholder meeting.

Section 8.18 of the Restated Finance Agreement requires that the Company timely file all reports required to be filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.  Under Section 10.1(z) of such agreement, the Company’s failure to timely file any such report is an event of default.  As a result of the financial restatement described in Note B above, the Company was unable to finalize and file this Form 10-Q by the SEC’s extended filing deadline of November 21, 2012.  Therefore, the Company gave the VPC Parties notice that an event of default occurred under the Restated Finance Agreement by virtue of the Company’s failure to timely file this Form 10-Q.

Under Section 2.1 of the Restated Finance Agreement, for so long as an event of default is continuing, the unpaid principal amount of the Notes shall bear interest at the default interest rate, which is the current interest rate under the agreement plus 3%.  In addition, the Lenders have the right, following written notice to the Company, to cause the Company to redeem all or any portion of the Notes.  The price for redemption of the Notes shall be equal to the greater of (i) an amount equal to the sum of one hundred fifteen percent (115%) of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest thereon, plus accrued and unpaid late charges, and (ii) an amount equal to the product of (A) the number of shares of the Company’s common stock into which the principal amount and all accrued and unpaid interest outstanding under the Notes to be redeemed may, without giving effect to any limitations set forth in Section 4 of the Notes, be converted as of November 22, 2012 (i.e., the date on which the Company was deficient in filing its quarterly report on Form 10-Q for the quarter ended September 30, 2012), multiplied by (B) the “Weighted Average Price” (as defined in the Notes) for one share of the Company’s common stock as of such date.

There are other events of default in existence including (i) the Company’s stock is not currently listed on the OTCBB, (ii) the Company has not had the S-1 it was required to file pursuant to the Forbearance Agreement declared effective, (iii) the Company has not filed its definitive proxy statement for 2011 and (iv) the Company has not held an annual shareholders’ meeting to obtain the approval of additional authorized shares for Victory Park.  The Company also expects to default on the minimum cash requirement as of March 31, 2013.  Other events of default may exist.

The Notes are convertible into shares of our common stock and as a result of a reset provision contained in the Notes, the conversion feature is considered an embedded derivative that must be marked to fair value each reporting period through the term of the Notes. The fair value was determined by utilizing a probability-weighted scenario analysis that incorporates the likelihood of an event that might trigger the reset provision.  In order to record the debt at fair value on the date of issuance in March 2010, the Company recorded a debt discount and corresponding derivative liability of $21,190,000, representing the fair value of the embedded conversion feature on the Notes as of such date and recorded the Notes at their fair value of $23,810,000 for a total liability of $45,000,000.  The $12,000,000 premium over the par value of the $33,000,000 notes was reflected as a reduction in the debt discount.  The Company therefore recognized a non-cash gain of $640,000 and $3,650,000 in the three months ended September 30, 2012 and 2011 and non-cash expense of $1,870,000 and $12,120,000 in the nine months ended September 30, 2012 and 2011, respectively, which represents the change in the fair value of the conversion feature of the original notes during each period through the date of modification, which was September 21, 2012.  On September 21, 2012, the Company recorded the change in fair value of the embedded conversion feature of the Re-issued Notes as a result of the modification of $4,160,000 as a charge to loss on change in value of embedded conversion feature with a corresponding increase to the derivative liability.  Also on September 21, 2012, the Company recorded a debt discount and corresponding derivative liability of $5,120,000 representing the fair value of the embedded conversion feature on the Re-issued Notes as of such date.  The debt discount is being accreted to interest expense based on the effective interest rate method over the remaining term of the Re-issued Notes through September 21, 2013. On September 30, 2012, the Company recognized a non-cash charge to loss on change in value of embedded conversion feature of $1,996,000 and a corresponding increase to the derivative liability, representing the change in fair value of the embedded conversion feature of the Re-issued Notes from the date of modification through such date, primarily driven by the change in the market price of the Company’s common stock. At September 30, 2012 and December 31, 2011, there was a liability in the accompanying balance sheets representing the fair value of the embedded conversion feature in the amount of $19,460,000 and $12,470,000, respectively.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

The Company recorded an additional debt discount of $262,000 for expenses reimbursed to Victory Park pertaining to the 2012 Restructuring.  Such expenses were applied against the $500,000 deposit made by the Company from the proceeds of the First Amendment Note at closing.  An additional $94,000 in costs not related to the 2012 Restructuring were applied against the deposit and charged to general and administrative expense, such that the remaining balance of the deposit is $144,000 as of September 30, 2012. The deposit balance is classified within prepaid expenses and other current assets in the accompanying balance sheet.  As the September 2012 refinancing transaction as accounted for as a debt modification, the existing deferred financing costs and debt discount from the March 2010 financing transaction will remained on the accompanying balance sheets. The balance of deferred financing costs of $272,000 and note discount of $7,624,000 as of September 30, 2012 are being accreted over the one-year term of the Notes to interest expense based on the effective interest rate method.

Pursuant to the amended and restated registration rights agreement executed in connection with the March 2010 financing, we filed a registration statement with the SEC registering the resale of the shares then currently or to be held by Victory Park with respect to the conversion of the debt then held by Victory Park, which registration statement was declared effective on July 13, 2010 and was amended on April 21, 2011 (the “Previous Registration Statement”). Pursuant to a Second Amended and Restated Registration Rights Agreement, dated as of September 21, 2012, by and among us and certain selling stockholders affiliated with Victory Park, we agreed to file registration statements to cover the resale by the selling stockholders of certain shares of our common stock, including the Conversion Shares, issuable from time to time upon the conversion of the Notes.  However, the number of our authorized shares of common stock is currently insufficient to cover all the Conversion Shares issuable if the Notes were converted in full.  On October 19, 2012, we filed a registration statement on Form S-1 (which has not been declared effective by the SEC) that contains a combined prospectus relating to the shares of common stock which were previously registered under the Previous Registration Statement and a portion of the additional Conversion Shares up to the number of shares of common stock that we have authorized, unissued and otherwise unreserved.  As required under the Forbearance Agreement, we intend to seek stockholder approval at our next meeting of stockholders to be held on or prior to January 21, 2013 to increase the number of authorized shares of common stock to a number that will be sufficient to cover the full number of Conversion Shares plus a buffer equal to an additional 10% of those shares.  If stockholder approval is obtained, we intend to promptly file an amendment to our Certificate of Incorporation to effect such increase in the number of authorized shares of our common stock.  If stockholder approval of the amendment to our certificate of incorporation is not so obtained, we will be required to call a stockholders meeting every four months to seek approval of the amendment until the date on which such approval is obtained.  Thereafter, we will be required to file with the SEC a new registration statement covering the resale of Conversion Shares not then covered by an effective registration statement for resales pursuant to Rule 415.  We agreed to use our reasonably best efforts to have the registration statements declared effective as soon as practicable, but in no event later than the earlier of (i) the date that is ninety (90) days after the closing date and (ii) the fifth (5th) business day after we are notified by the SEC that the applicable registration statement will not be reviewed or is no longer subject to further review and comment.  On October 31, 2012, the Company was notified by the SEC that it would not review the registration statement and Victory Park subsequently extended the timing for the registration statement to be declared effective to November 30, 2012.  Notwithstanding such requirements under the agreement, as a result of the financial statement restatement described in Note B, the Company has not requested that the registration statement be declared effective. We also agreed to keep the registration statements effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144 and (ii) the date on which all of the registrable securities covered by such registration statement have been sold.  If a registration statement required to be filed by us is not filed with the SEC on or before the filing deadline or filed with the SEC but not declared effective by the SEC on or before the effectiveness deadline, or on any day after the effective date of the registration statement, sales of all of the registration securities cannot be made (other than during an allowable grace period) pursuant to the registration statement (including because of a suspension or delisting of our common stock on its principal market or a failure to register a sufficient number of shares of common stock), then as partial relief for the damages to any holder of registrable securities we shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of the aggregate value of such holder’s registrable securities required to be included in such registration statement for each 30 day period (pro-rated for periods totaling less than 30 days) until September 21, 2014, excluding for days prior to the date that the convertible notes become convertible, the value of any conversion shares included in such registrable securities.  We do not believe that this provision will have a material impact on our financial condition.

For the three months ended September 30, 2012 and 2011 we recognized approximately $3,021,000 and $2,382,000, respectively, in cash and non-cash interest expense on the Victory Park notes.  For the nine months ended September 30, 2012 and 2011 we recognized approximately $8,276,000 and $6,669,000, respectively, in cash and non-cash interest expense on these notes.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

NOTE I - DEBT

We have short-term and long-term debt outstanding to Victory Park and the Levys, as well as a capital lease.

Aggregate maturities of all outstanding debt at September 30 were as follows:

September 30,
2013	$62,291,726
2014	37,986
Thereafter	--
Total debt, gross	62,329,712
Discount – Victory Park (see Note H)	(7,624,378)
Total debt, net	$54,705,334

Presentation on Balance Sheet:

	September 30, 2012	December 31, 2011
Notes payable – Founders: long-term (see Note G)	$--	$13,987,518
Notes payable – Founders: short-term (see Note G)	14,437,518	750,000
Notes payable – Victory Park: net of discount of $7,624,378 at September 30, 2012 and $5,335,294 at December 31, 2011 (see Note H)	40,192,231	32,683,456
Capital lease payable– short-term	37,599	--
Capital lease payable– long-term	37,986	--
Total	$54,705,334	$47,420,974

NOTE J - TARSA

In October 2009, we licensed our Phase 3 oral calcitonin program (the “Program”) to Tarsa, a private company formed by a syndicate of three venture capital funds specializing in the life sciences: MVM Life Science Partners, Quaker BioVentures and Novo A/S.

In consideration for our sale to Tarsa of an exclusive license for the Program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa, which initially represented a 26% ownership on a non-diluted basis (see below).  We account for our Tarsa investment under the equity method.  As of September 30, 2012 and December 31, 2011, the carrying amount of our investment in Tarsa was zero due to our proportionate share of losses recognized by Tarsa in prior periods being higher than the book value of our investments.

In April 2011, we announced that Tarsa had selected us to conduct the stability testing for its oral calcitonin and has agreed to pay us $1,040,000 for these services. The stability testing results will be included in Tarsa’s NDA.

We recognized $998,000 and $1,062,000 of revenue for development, testing and other services performed for Tarsa under statements of work in the nine months ended September 30, 2012 and 2011, respectively.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

On April 8, 2011, along with the founding investors of Tarsa, we entered into an agreement to purchase $1,518,000 in convertible promissory notes and warrants from Tarsa to help fund Tarsa’s business operations. After recording this investment in Tarsa, we recognized our proportionate share of Tarsa’s accumulated losses which exceeded the book value of our investment and, as a result, reduced the book value of our investment in Tarsa to zero. In addition, pursuant to the agreement, Tarsa’s three founding investors could elect to purchase additional convertible promissory notes and warrants from Tarsa in one or more subsequent closings to occur between the April 2011 closing date and December 2011. If we did not purchase our pro rata portion of such additional securities in those subsequent closings, our outstanding principal and accrued interest under the notes previously purchased would mandatorily, automatically convert into shares of Tarsa common stock at the then current conversion price for the Series A Preferred Stock set forth in Tarsa’s certificate of incorporation, as amended from time to time. Therefore, on July 8, 2011, we entered into another Purchase Agreement and we invested an additional $1,301,000 in Tarsa convertible promissory notes and warrants. After recording this investment in Tarsa, we recognized our proportionate share of Tarsa’s accumulated losses and reduced our investment in Tarsa to zero.

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

NOTE K – CHINA JOINT VENTURE

On June 7, 2011, we entered into an Equity Sale and Purchase Agreement with an effective date of June 4, 2011, (which agreement was restated and replaced in July 2011 without altering the substantive terms of the June agreement; as so restated, the “Equity Transfer Agreement”), under which we sold our equity interest in Unigene Biotechnology Co., Ltd. (the “China Joint Venture”), which represents forty-five percent (45%) of the registered capital and the profits and losses of the China Joint Venture. Thereunder, we sold the equity interest to China Charmaine Pharmaceutical Company Limited (the “Purchaser”), an affiliate of China Pharmaceutical Group Limited (“CPG”) for an aggregate purchase price of up to $1,050,000, payable in two installments in the amounts and at the times described below.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

In consideration for the sale and transfer of the equity interest: (i) upon the receipt of certain governmental approvals and satisfaction of certain other customary conditions, the Purchaser shall pay the first installment of $600,000 to us; and (ii) the Purchaser shall pay the remaining $450,000 (the “Final Payment”) on the date the option (as defined) is exercised, provided that if the option is not exercised on or before the Final Payment Date and the Shares are not otherwise disposed of by the holder, we will forego the Final Payment.

Furthermore, as of June 4, 2011, we had no further obligations under the Joint Venture Contract or the Articles of Association, both dated as of June 15, 2000 between us and CPG’s predecessor.

As of June 7, 2011, our investment in the China Joint Venture was $2,873,070 and we had recorded a liability to the China Joint Venture in the amount of $1,200,000 for a net investment of $1,673,070. In June 2011, due to the expected first payment of $600,000, we recognized a loss of $1,073,070 on the termination and sale of the China Joint Venture. We will recognize a gain if we receive the $450,000 contingent final payment, which we believe is very unlikely.

During the first half of 2012, the Company made repeated unsuccessful attempts to collect the balance owed under the first installment of $600,000 pursuant to the Equity Transfer Agreement.  To date, the Purchaser has failed to provide an adequate explanation as to why the closing referred to in the Equity Transfer Agreement has not occurred in a timely manner and why the first installment has not been paid.  While the Company intends to vigorously pursue collection of this outstanding receivable, the Company can no longer be reasonably certain that the payment will be received and has opted to record an allowance equivalent to the full amount of the receivable.   The charge is reflected as a Loss from Investment in the former China Joint Venture in the accompanying Statements of Operations for the nine months ended September 30, 2012.

In 2008, we initiated the transfer of technology and know-how to the China Joint Venture. This technology and know-how contribution gave rise to a basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying assets of the China Joint Venture. This basis difference was being recognized over 17 years, the estimated life of the transferred assets. In 2011, we revised our accounting prospectively to account for the calculation of the basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying net assets of the China Joint Venture. We had originally calculated the amortization of the difference based upon the $4,500,000 of intellectual property (licensed patent rights, know-how, etc.) that had been and was agreed to be contributed to the China Joint Venture. However, as of January 1, 2011, we calculated the amortization of the difference based upon the $2,100,000 of intellectual property that had been contributed to that date and recorded on the financial statements of the China Joint Venture. The cumulative adjustment in the first quarter of 2011 totaled $317,643. We also recognized a revised basis difference of $30,882. Therefore, the net basis difference recognized in the first quarter of 2011 was an expense of $286,761. These expenses are included in our statements of operations under “Loss from investment in former China Joint Venture.” Our share of the former China Joint Venture’s losses for the nine months ended September 30, 2012 and 2011 were zero and $16,000, respectively.

NOTE L – SALE/LEASEBACK

On May 24, 2011, we sold our real property located at 110 Little Falls Road, Fairfield, New Jersey, with the buildings and improvements thereon, and any furniture, machinery, equipment and other personal property (other than property used in the conduct of our laboratory business) that we owned and used to operate, repair and maintain the property (the “Property”), to RCP Birch Road, L.L.C. (“RCP”). This sale was affected pursuant to an Agreement for Sale of Real Estate, dated as of January 31, 2011, by and between us and RCP. In connection with the transfer of title of the Property, on May 24, 2011, we received an aggregate purchase price of $1,200,000 from RCP. In connection with the transfer of title of the Property, pursuant to the Settlement Agreement, Victory Park and the Levy Parties, respectively, released their primary and secondary mortgages and related liens on the Property (see Notes G and H).

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

In connection with the sale of the Property, on the same date we executed a Lease for Real Property, pursuant to which we have leased the Property from RCP for an initial term of seven years, which may be extended for one renewal term of five years, for an annual base rent during the initial term ranging from $135,000 to $145,000, and up to approximately $156,000 in the renewal term.

After expenses of $80,000, we received net proceeds of $1,120,000. Our basis in the land, building and improvements was $303,000. Therefore, we will recognize a gain on this transaction in the amount of $817,000. This gain is being recognized ratably over seven years, the length of the lease term. For the nine months ended September 30, 2012 and 2011, we recognized a gain in the amount of $88,000 and $10,000, respectively, which is included in the statements of operations as a reduction in rent expense.

NOTE M - SITE-DIRECTED BONE GROWTH

In September 2011, we sold our non-core asset, the Site Directed Bone Growth program, by assigning seven patent applications to Kieran Murphy, LLC. In addition, we terminated an Exclusive License Agreement and Consulting Agreement with Kieran Murphy, LLC, as well as a License Option Agreement and Research Agreement with Yale University. In exchange for the assignment of the patents and patent applications, we will receive sales royalties in excess of seven percent (7%) and will receive forty percent (40%) of any future licensing revenue and/or forty percent (40%) of all considerations received upon the subsequent sale of the patent portfolio by Kieran Murphy, LLC.

NOTE N - NORDIC BIOSCIENCE

In October 2011, we and Nordic Bioscience announced our decision to establish a Joint Development Vehicle (“JDV”) to progress up to three of our internally developed, proprietary calcitonin analogs through Phase 2 proof-of-concept in humans for the treatment of Type 2 diabetes, osteoarthritis and osteoporosis.  In exchange for a 50% ownership interest in the JDV, Unigene and Nordic were to contribute $100,000 and $1,000,000, respectively, towards the incorporation of the JDV as a Swiss GmbH. Pursuant to a First Amendment to the Joint Development Agreement dated August 15, 2012, the initial contributions to be made by Unigene and Nordic were $50,000 and $950,000, respectively. The initial contributions were funded on August 15, 2012.

In addition to the option for an exclusive, royalty free license grant, it is anticipated that we will supply to the JDV, without charge, the analogs selected for development by the JDV for preclinical studies and, thereafter, manufacture sufficient quantities of the selected lead analog for clinical trials. In exchange for a 50% ownership of the JDV, Nordic is responsible for conducting and fully funding all preclinical, toxicology and clinical development through Phase 2 proof-of-concept for the Type 2 diabetes indication.  In August 2012, we announced, under the JDV, the preliminary selection of the lead compound for the Type 2 diabetes indication (UGP302) and executed certain agreements ancillary to the Joint Development Agreement dated October 2011.

The Company and Nordic Bioscience each maintain 50% of the JDV voting rights and all decisions must be pursuant to a unanimous vote and neither party has the ability to overrule the other party in the event of a disagreement. The Company has determined that JDV is a variable interest entity as the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties..  The Company will not consolidate the financial statements of the JDV since the Company is not the primary beneficiary of the entity as a result of the Company not having the ability to direct the activities of the JDV.  As such, the Company will account for its investment in the JDV under the equity method, whereby the initial carrying value of the investment represents the $50,000 cash contribution.  We will adjust the carrying value of the JDV investment based on our 50% share of the earnings or losses of the JDV as well as for the book value of analogs contributed to the JDV.  As of September 30, 2012, the carrying value of the JDV investment was $56,000, which consisted of the initial cash contribution of $50,000 and analogs contributed to the JDV with a carrying value of $6,000.  The JDV investment is classified within other assets in the accompanying balance sheet.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

NOTE O – STOCK-BASED COMPENSATION

Compensation expense is calculated using a Black-Scholes option pricing model and is recorded over the vesting period of each award.

Based upon options issued to consultants, we recognized a compensation benefit of $500 in the nine months ended September 30, 2012, which was recorded in the first quarter of 2012.   We recognized a compensation benefit of $4,000 in the three months ended September 30, 2011 and we recognized compensation expense of $1,000 in the nine months ended September 30, 2011 pursuant to options issued to consultants.  These amounts are included in research and development expenses.

For the three months ended September 30, 2012, we recognized share-based compensation cost for employees and directors of $265,000, which consisted of $193,000 in general and administrative expenses and $72,000 in research and development expenses. For the three months ended September 30, 2011, we recognized share-based compensation cost for employees and directors of $260,000, which consisted of $242,000 in general and administrative expenses, and $18,000 in research and development expenses. For the nine months ended September 30, 2012, we recognized share-based compensation cost for employees and directors of $919,000 which consisted of $706,000 in general and administrative expenses, and $213,000 in research and development expenses.  For the nine months ended September 30, 2011, we recognized share-based compensation cost for employees and directors of $758,000, which consisted of $698,000 in general and administrative expenses, and $60,000 in research and development expenses. The share-based compensation expense within general and administrative expenses for the three and nine months ended September 30, 2012 includes charges of $9,000 and $56,000, respectively, related to the modification of stock option awards granted to former employees.  We did not capitalize any share-based compensation cost.

As of September 30, 2012, there was approximately $1,424,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan. That cost is expected to be recognized over a weighted-average period of approximately 0.7 years.

For the three and nine months ended September 30, 2012 and 2011, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. We have no present intention of declaring any dividends. We based expected volatility on historical volatility. We estimated the expected term of stock options using historical exercise experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected volatility	69.9%	59.5%	68.1%	59.6%
Expected dividends	--	--	--	--
Expected term (in years)	7.0	6.0	7.0	6.0
Risk-free rate	1.0%	1.1%	1.1%	1.8%
Forfeiture rate - employees	25%	20%	25%	20%
Forfeiture rate – officers and directors	0%	0%	0%	0%

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

A summary of option activity as of September 30, 2012 and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	8,027,950	$1.09
Granted	13,944,248	$0.22
Exercised	(42,000)	$0.31
Forfeited or Expired	(1,239,154)	$1.19
Outstanding at September 30, 2012	20,691,044	$0.50	8.0	$418,000

Exercisable at September 30, 2012	5,949,031	$1.09	4.3	$--

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2012 and 2011 was $0.06 and $0.55, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2012 and 2011 was $0.11 and $0.40, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended September 30, 2012 and 2011 was zero and $198,000, respectively, and the total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $12,000 and $279,000, respectively.

Cash received from option exercises under all share-based payment arrangements for both the three and nine months ended September 30, 2012 was $13,000 and was $131,000 and $185,000 for the three and nine months ended September 30, 2011, respectively.  No tax benefit was realized from option exercises.

Warrants

At September 30, 2012, there were warrants outstanding to purchase an aggregate of 60,000 shares of common stock at exercise prices ranging from $2.00 to $2.20 per share, with expiration dates ranging from 2012 to 2015.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Restricted Stock Awards

During 2012 and 2011, we granted restricted stock awards to directors, which generally vest six months to one year from their grant date. We recognized $2,000 and $12,000 of compensation expense during the three months ended September 30, 2012 and 2011, respectively and $20,000 and $31,000 of compensation expense during the nine months ended September 30, 2012 and 2011, respectively, related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At September 30, 2012 we had $5,000 of total unrecognized compensation cost related to non-vested restricted stock.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2012	40,000	$1.24
Changes during the period:
Shares granted	40,000	0.43
Shares vested	(60,000)	0.97
Shares forfeited	--	--
Non-vested balance as of September 30, 2012	20,000	$0.43

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Victory Park convertible debt upon conversion to common stock (1)	396,543,198	54,313,000	396,543,198	39,391,000
Options to purchase common stock	10,526,002	8,845,000	9,901,923	9,229,000
Warrants to purchase common stock	60,000	60,000	60,000	60,000
Unvested restricted stock	20,000	40,000	32,117	40,000

Total	407,149,200	63,258,000	406,537,238	48,720,000

(1)	Assumes conversion of principal plus accrued interest as of September 30.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Reconciliation between the number of issued shares shown on the balance sheet and the number of shares used to determine EPS at September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Issued shares per balance sheet	95,586,644	93,023,870
Unvested restricted stock	(20,000)	(40,000)
Treasury Stock	--	--
Shares used in determining EPS	95,566,644	92,983,870

NOTE Q – PATENTS AND OTHER INTANGIBLES

Details of intangible assets are summarized as follows:

	September 30, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents	$1,707,425	$(466,239)	$1,241,186	$1,179,883	$(377,073)	$802,810
Deferred Patents	754,317	--	754,317	1,217,648	--	1,217,648
Trademarks	--	--	--	144,226	(144,226)	--
	$2,461,742	$(466,239)	$1,995,503	$2,541,757	$(521,299)	$2,020,458

Trademarks and patents are intangible assets with definite useful lives and therefore continue to be amortized in accordance with accounting guidance. Amortization expense amounted to $89,000 and $71,000 for the nine months ended September 30, 2012 and 2011, respectively. The trademarks are fully amortized. The weighted-average remaining amortization period for patents at September 30, 2012 was approximately 10 years. Future amortization expense on our amortizable intangible assets over the next five years is estimated as follows:

2012	$30,000
2013	132,000
2014	132,000
2015	131,000
2016	129,000
$554,000

During the nine months ended September 30, 2012, we wrote-off impaired patent applications in the aggregate amount of $55,000.  This charge is included in general and administrative expenses in our statements of operations.  We also wrote-off fully amortized expired trademarks in the aggregate amount of $144,000. During the nine months ended September 30, 2011, we wrote-off fully amortized expired patents in the aggregate amount of $270,000.

NOTE R - LEGAL PROCEEDINGS

On September 8, 2011, the United States Patent and Trademark Office (“USPTO”) granted a request for inter partes reexamination of the Fortical Patent filed by Apotex, Inc. (“Apotex”) on July 15, 2011. In granting the Request for Reexamination, the USPTO gave Unigene a two month time period to respond to the substantial new questions of patentability raised in the Reexamination Office Action dated September 8, 2011. Unigene filed its response to the Reexamination Office Action on November 8, 2011. Apotex filed Third Party Comments on December 7, 2011 and January 9, 2012.. Because the Supreme Court denied Apotex’s petition for certiorari, on April 5, 2012, Unigene moved to Suspend Reexamination of Claim 19 by filing a Petition with the USPTO. On April 19, 2012, Apotex filed a Response to Unigene’s Petition with the USPTO, asking the USPTO to deny Unigene’s Petition. Unigene is waiting to hear from the USPTO, which may take over one year.  The Reexamination reopens the USPTO prosecution of all claims 13, 14, 16, 17, 19 and 24-29 of the Fortical Patent. Based on USPTO statistics, reexamination proceedings take an average of about 36 months to complete. Potential outcomes for reexamination include the patent emerges with the patent claims remaining unchanged, patent claims being amended, or all patent claims being canceled. There is the usual USPTO prosecution risk that we will not be successful in the reexamination and potentially subsequent USPTO or litigation proceedings. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.  On August 14, 2012, the USPTO issued RE43,580 patent to Unigene entitled “Nasal Calcitonin Formulations” that covers Fortical.  On December 7, 2012 Unigene's petition to terminate the inter partes reexamination with respect to claim 19 was granted and therefore the inter partes reexamination with regard to claim 19 will not be further maintained by the USPTO. Claim 19 covers the Fortical Patent. The inter parties reexamination remains open for claims 13, 14, 16, 17 and 24-29 of the Fortical Patent.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Apotex may now file a request for an ex parte reexamination of claim 19. If Apotex files such a request, it would remain enjoined by the District Court’s injunction unless and until they were relieved of the injunction by the District Court after the USPTO finally rejects claim 19 in the ex parte reexamination and the Federal Circuit affirms.

On May 18, 2012, the Company’s former patent counsel, Ostrolenk Faber LLP, filed suit against it in the United States District Court for the Southern District of New York for unpaid legal fees and disbursements in an amount not less than $401,748 plus interest of $35,245 and legal fees.  The Company answered the lawsuit and filed counterclaims that assert amongst other things claims for legal malpractice and a breach of fiduciary duty.  The Company contends that Ostrolenk Faber LLP’s actions and/or inactions caused the loss of the Company’s intellectual property in Brazil.  On December 21, 2012, the parties agreed to settle all claims and counterclaims in the action. The terms of the settlement include an upfront payment by the Company to Ostrolenk in the amount of $40,000, which was paid on December 21, 2012, and 24 monthly installment payments of $5,500 on or before the 1st day of each month, commencing on February 1, 2013.

NOTE S – FAIR VALUE MEASUREMENTS

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Given our financial condition described in Note A, it is not practicable to estimate the fair value of our subordinated debt (payable to the Levys) at September 30, 2012 and December 31, 2011. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable and accounts payable approximate fair value due to their short-term nature. We believe that our capital lease obligation accrues interest at a rate which approximates prevailing market rates for instruments with similar characteristics and, therefore, approximates fair value.

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

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy is summarized as follows:

Embedded conversion feature	Significant Unobservable Inputs (Level 3) Total Fair Value
September 30, 2012	$19,460,000
December 31, 2011	$12,470,000

The Company has categorized its liabilities measured at fair value into the three-level fair value hierarchy, as defined above, based upon the priority of inputs to respective valuation techniques. Liabilities included within level 3 of the fair value hierarchy presented in the preceding table consist of an embedded conversion feature which requires adjustments to fair value on a recurring basis.  The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value.  The fair value of the conversion feature was determined based on a probability-weighted scenario analysis that includes a Monte Carlo pricing model.  Significant observable inputs include the market price of our common stock, volatility, remaining term, risk-free interest rate, credit spread and dividend yield (zero in all periods). Significant unobservable inputs include the probability of triggering a reset feature on the embedded derivative which would result in a reduction in the conversion price.  The fair value of the embedded conversion feature as of September 30, 2012 assumes that the reset feature is not triggered during the term of the instrument.   The following is a summary of the significant assumptions:

	September 30, 2012	December 31, 2011
Expected volatility	140.0%	83.5%
Probability of trigger of reset provision	--%	20%
Remaining term (in years)	1.0	1.2
Risk-free rate	0.2%	0.2%
Credit spread	25.8%	28.3%
Stock price	$0.10	$0.53

If the assumptions related to the probability of the reset feature being triggered were modified, it could result in a material change to the carrying value of the embedded conversion feature.  An increase in the probability of the reset feature being triggered of 10% would result in an increase to the fair value of the embedded conversion feature of $1,500,000 and $540,000 as of September 30, 2012 and December 31, 2011, respectively.

The changes in level 3 liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Balance Beginning of Period	Issuance	(Gain) or Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the nine months ended September 30, 2012
Embedded conversion feature	$12,470,000	$5,120,000	$1,870,000	$19,460,000
For the nine months ended September 30, 2011
Embedded conversion feature	$22,860,000	$--	$12,120,000	$34,980,000

For the periods ended September 30, 2012 and 2011, $1,870,000 and $12,120,000, respectively, is reflected as a loss on change in fair value of the embedded conversion feature in the accompanying statements of operations.   At September 30, 2012 and December 31, 2011, there was a liability in the accompanying balance sheets representing the fair value of the embedded conversion feature in the amount of $19,460,000 and $12,470,000, respectively.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011, including the financial statements and notes contained therein.

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

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

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

Strategy

Our three-step strategic intent is focused on: increasing available cash for operations by prudent cash conservancy and incremental revenue generation; as resources permit, restructuring our debt and selectively investing in the advancement of existing core development programs; and maximizing shareholder value by exploiting the full potential of our Peptelligence™ technologies platform.

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

Our Peptelligence™ encompasses extensive intellectual property covering oral drug delivery and manufacturing technologies, peptide research and development expertise, and proprietary know-how. Our core Peptelligence™ assets include proprietary oral and nasal peptide drug delivery technologies, and proprietary, high-yield, scalable and reproducible recombinant manufacturing technologies.

We are focusing our Unigene Therapeutics development pipeline on metabolic diseases with significant unmet medical and socioeconomic needs. Programs which do not fit our core focus will continue to be monetized, out-licensed or terminated.  We also intend to focus our Unigene Biotechnologies business unit on generating near-term fee-for-service revenues and longer-term milestone payments and royalties by customizing drug delivery and manufacturing solutions for novel therapeutic peptides.

Our first product to market, Fortical®, a nasal calcitonin product, received approval from the Food and Drug Administration (the “FDA”) in 2005 and is marketed in the United States by Upsher-Smith Laboratories, Inc. (“USL”) for the treatment of postmenopausal osteoporosis. Other product development programs include oral calcitonin licensed to Tarsa Therapeutics, Inc. (“Tarsa”), which has completed Phase 3 testing for the treatment of osteoporosis, and oral parathyroid hormone (“PTH”), which has successfully completed Phase 2 clinical studies for the treatment of osteoporosis. Our oral PTH license with GlaxoSmithKline LLC (“GSK”) was terminated in December 2011 after we received notification from GSK of its product portfolio decision not to proceed with the oral PTH program. As a result, we regained the exclusive worldwide rights to the oral PTH program and are currently seeking a new licensee for this program.

Unigene Biotechnologies Business Unit

We are expanding our Peptelligence™ platform of peptide oral drug delivery and manufacturing assets and capabilities with the goal of establishing a portfolio of partnered opportunities. We plan to generate near-term revenue from fee-for-service feasibility studies and establish a solid foundation for potential high-value milestone payments and royalties. We hope to apply our Peptelligence™ platform to as many therapeutic peptide programs as possible and help our partners co-develop those peptides through advanced clinical testing and commercialization.  Since the formation of our Biotechnologies Business Unit, we have initiated 14 feasibility studies with various bio-pharmaceutical partners.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Unigene Therapeutics Business Unit

Our Unigene Therapeutics business unit constitutes our own pipeline of proprietary peptide development programs focused on metabolic disease. Currently, we are concentrating our peptide drug development expertise on the advancement of our lead proprietary preclinical anorexigenic peptide UGP281 for obesity.

In 2009, we licensed our late-stage oral calcitonin formulation to Tarsa, a venture-financed company founded exclusively to conduct Phase 3 clinical testing and prepare our proprietary oral calcitonin formulation for commercialization. We currently own an approximately 16% fully-diluted stake in Tarsa, subject to liquidating preferences and to possible future dilution. In March 2011, Tarsa announced positive Phase 3 study top-line results for its multinational, randomized, double-blind, placebo-controlled Phase 3 ORACAL trial in postmenopausal women with osteoporosis.  In October 2012, Tarsa also announced positive Phase 2 study top-line results for its 48-week oral calcitonin trial for prevention of bone loss in postmenopausal women with low bone mass.  In November 2011, we announced positive top-line results of our Phase 2 clinical study evaluating an experimental oral PTH analog for the treatment of osteoporosis in 93 postmenopausal women. The study achieved its primary endpoint of statistically significant percentage change from baseline of Bone Mineral Density (BMD).  We sponsored the Phase 2 study as part of the now terminated exclusive worldwide option and licensing agreement with GSK. We are actively seeking a licensing partner for our oral PTH program. We expect to present the full data from the Phase 2 study in a peer review journal in the fourth quarter of 2012.

In February 2011, we announced our plans to accelerate the development of our lead proprietary anorexigenic peptide, UGP281. An anorexigenic peptide is one that diminishes or controls appetite and offers potential therapeutic benefit to obese patients. This program is currently completing pre-clinical development and toxicology studies following which we will prepare to file an Investigational New Drug (IND) application with the FDA to begin clinical testing.

In October 2011, Unigene and Nordic Bioscience announced our decision to establish a Joint Development Vehicle to progress up to three of our internally developed, proprietary calcitonin analogs through Phase 2 proof-of-concept in humans for the treatment of Type 2 diabetes, osteoarthritis and osteoporosis.  In August 2012, we announced the preliminary selection of our lead compound for the Type 2 diabetes indication (UGP302).

During 2010, our Annexin 1 analog and Site Directed Bone Growth (“SDBG”) programs were put on hold to conserve cash. In September 2011, we sold our SDBG program by assigning seven patent applications to Kieran Murphy, LLC, and, in connection with this sale, we terminated an Exclusive License Agreement and Consulting Agreement with Kieran Murphy, LLC, as well as a License Option Agreement and Research Agreement with Yale University. In exchange for the assignment of the patents and patent applications, we are eligible to receive sales royalties and future licensing revenue and/or a percentage of all considerations received upon the subsequent sale of the SDBG patent portfolio by Kieran Murphy, LLC.  Our business strategy is to develop proprietary products and processes with applications in human health care to generate revenues from license fees, royalties on third-party sales and direct sales of bulk or finished products. Generally, we fund our internal research activities and, due to our limited financial resources, we rely on licensees, which are likely to be established pharmaceutical companies, to provide development funding. We also generally expect to rely on these licensees to take responsibility for obtaining appropriate regulatory approvals, human testing and marketing of products derived from our research activities. However, we may, in some cases, retain the responsibility for human testing and for obtaining the required regulatory approvals for a particular product.

Our patented manufacturing and drug delivery technologies provide the technological foundation for our business strategy. The potential pharmaceutical products that we are developing use one or, in some cases, both of these technologies. Our oral calcitonin and oral PTH products would utilize our peptide production process, as well as our oral drug delivery system for peptides. These products are currently in development and, if approved, they most likely would be introduced into the market years from now.

Our products, other than Fortical in the United States, will require clinical trials and/or approvals from regulatory agencies, and all of our products will require acceptance in the marketplace. There are risks that these clinical trials will not be successful and that we will not receive regulatory approval or significant revenue for these products. We compete with specialized biotechnology companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Revenue

Revenue is summarized as follows for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Product Sales	$2,049,320	$1,292,689	$3,989,080	$2,586,177

Royalties	166,553	306,376	661,903	1,225,602

Licensing Revenue	262,690	679,962	788,068	1,947,813

Development Fees and other	934,138	1,149,656	2,462,465	2,263,952

Total Revenue	$3,412,701	$3,428,683	$7,901,516	$8,023,544

Revenue for the three months ended September 30, 2012 of $3,413,000 approximated revenue of $3,429,000 in the comparable period in 2011. Fortical sales to USL for the three month period ended September 30, 2012 increased $756,000 or 59% to $2,049,000 from $1,293,000 in the comparable period in 2011 due primarily to the acceleration of Fortical purchase orders from the fourth quarter of 2012. Fortical sales fluctuate each quarter based upon USL’s ordering schedule. Fortical royalties for the three months ended September 30, 2012 decreased $139,000, or 46%, to $167,000 from $306,000 in the comparable period of 2011.  Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipment to its customers. In the three months ended September 30, 2012, both quantities of units sold by USL as well as their net selling price per vial of Fortical declined from the comparable period in 2011, causing royalties to decrease.  Additionally, the Company was notified by USL that there were negative adjustments recorded to their gross to net sales reserves in the three months ended September 30, 2012 primarily due to an increase to reserves for government rebates for prior period claims.  Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years. Licensing revenue decreased $417,000 or 61% in the three months ended September 30, 2012 as compared to the comparable period in 2011. The decrease was primarily due to the $4,000,000 payment received from GSK in December 2010, of which $367,000 was recognized in the three months ended September 30, 2011 (See Note C).

Revenue for the nine months ended September 30, 2012 decreased $122,000, or 2%, to $7,902,000 from $8,024,000 in the comparable period in 2011. This was primarily due to the continuing decline in royalties from Fortical due to increased competition in the nasal calcitonin market and negative gross to net sales adjustments recorded by USL, as well as to a decrease in licensing revenue primarily due to the termination of the GSK license agreement. Fortical sales to USL for the nine month period ended September 30, 2012 increased $1,403,000 or 54% to $3,989,000 from $2,586,000 in the comparable period in 2011 due primarily to the acceleration of Fortical purchase orders from the fourth quarter of 2012.  Fortical sales fluctuate each quarter based upon USL’s ordering schedule. Fortical royalties for the nine months ended September 30, 2012 decreased $564,000, or 46%, to $662,000 from $1,226,000 in the comparable period of 2011. Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipment to its customers. In the nine months ended September 30, 2012, both quantities of units sold by USL as well as their net selling price per vial of Fortical declined from the comparable period in 2011, causing royalties to decrease.  Additionally, the Company was notified by USL that there were negative adjustments recorded to their gross to net sales reserves in the nine months ended September 30, 2012 primarily due to an increase to reserves for government rebates for prior period claims.  Licensing revenue decreased $1,160,000 or 60% in the nine months ended September 30, 2012 as compared to the comparable period in 2011. The decrease was primarily due to the $4,000,000 payment received from GSK in December 2010, of which $1,010,000 was recognized in the nine months ended September 30, 2011 (See Note C).

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Development fees and other revenue decreased 19% to $934,000 in the three months ended September 30, 2012 from $1,150,000 in the comparable period in 2011, and increased 9% to $2,462,000 in the nine months ended September 30, 2012 from $2,264,000 in the comparable period in 2011.  The changes in development fees and other revenue in both periods is primarily due to the timing and amount of development work and fee-for-service feasibility studies we perform for various pharmaceutical and biotechnology companies, including Tarsa.

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

Expenses

In December 2011, we announced a restructuring plan that included a reduction in our workforce and expenses to improve operational efficiencies and to better match resources with market demand. Under the comprehensive plan, we will continue Fortical production and will maintain all of our core programs and partnered activities while decreasing annual cash expenditures by approximately $1,000,000. In 2010, since we had an adequate multi-year inventory of calcitonin and enzyme to support Fortical, we temporarily suspended manufacturing of those materials at our Boonton facility. However, we are maintaining the cGMP status of the facility and the ability to manufacture and tablet solid dosage forms of peptides at that location. This cessation of production is expected to continue through 2012, however, we plan to engage in the production of calcitonin in the first quarter of 2013. Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 25%. From time to time, we will evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

We allocate costs associated with our manufacturing facility in Boonton, New Jersey to the manufacture of production batches for inventory purposes, cost of goods sold, research and development expenses, unallocated facility cost or inventory reserve based upon the activities undertaken by the personnel in Boonton each period.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs, preclinical and clinical trials, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense. Research and development expense decreased $1,091,000, or 49% to $1,154,000 from $2,245,000 for the three months ended September 30, 2012 as compared to the same period in 2011 and decreased $2,972,000, or 44% to $3,792,000 from $6,764,000 for the nine months ended September 30, 2012 as compared to the same period in 2011. The decreases were primarily due to declines of $2,335,000 and $3,245,000, respectively, in the three and nine month periods ended September 30, 2012 in expenses related to our oral PTH program due to a reduction in Phase 2 clinical trial expenditures as compared to the comparable period in 2011.  Research and development expenses are expected to increase in the fourth quarter of 2012 due to the recommencement of the UGP281 program in October 2012.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance. Cost of goods sold increased 68% to $830,000 from $493,000 for the three months ended September 30, 2012 as compared to the same period in 2011. Cost of goods sold increased 49% to $1,528,000 from $1,029,000 for the nine months ended September 30, 2012 as compared to the same period in 2011. Cost of goods sold primarily represents our costs associated with Fortical production for USL, whose purchases from us fluctuate each quarter. The increase in cost of goods sold in both periods was the result of higher shipments of Fortical due to the timing of shipments in the three and nine month periods ended September 30, 2012, partially driven by the acceleration of Fortical purchase orders from the fourth quarter of 2012.  Cost of goods sold as a percentage of sales was 41% and 38%, respectively, for the three months ended September 30, 2012 and 2011 and 38% and 40%, respectively, for the nine months ended September 30, 2012 and 2011. The decrease in margin in the three months ended September 30, 2012 was primarily due to higher direct material costs as a result of lower production yields.  The improved margin in the nine months ended September 30, 2012 was the result of lower direct material costs as a result of improved production yields in the first six months of 2012.  Future production related expenses for 2012 and later years will be dependent upon the level of future Fortical sales, as well as possible peptide production, to meet our partners’ needs.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

General and Administrative Expenses

General and administrative expenses increased $281,000, or 13%, to $2,403,000 from $2,122,000 for the three months ended September 30, 2012 as compared to the same period in 2011 and decreased $106,000, or 2%, to $6,661,000 from $6,767,000 for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in expense in the three months ended September 30, 2012 is primarily attributed to higher legal expenses in 2012 associated with restructuring our debt.  The decrease in expense in the nine months ended September 30, 2012 is primarily attributed to a one-time, non-cash charge for stock option compensation of $350,000 for former executive officers of the Company recorded in 2011, partially offset by an increase in legal expenses.

Loss on Sale of Patents

In September 2011, we sold our non-core asset, the SDBG program, by assigning seven patent applications to Kieran Murphy, LLC (See Note M).   In association with this transaction, we divested various SDBG patents and patent applications with a total book value at September 30, 2011 of $844,000 and received $20,000 in proceeds from the sale.  We therefore recognized a non-cash loss of $824,000 on the sale of SDBG in the three and nine months ended September 30, 2011.

Unallocated Facility Cost

Unallocated facility cost represents idle facility costs associated with the underutilization of our Boonton manufacturing facility. These costs primarily consist of salaries, as well as overhead expenses, which decreased $171,000, or 19%, to $713,000 for the three months ended September 30, 2012 as compared to $884,000 in the same period in 2011 and decreased $233,000, or 9%, to $2,250,000 for the nine months ended September 30, 2012 as compared to $2,483,000 in the same period in 2011. The expenses in 2012 and 2011 primarily relate to the cessation of calcitonin and enzyme production.  The lower expenses in 2012 are primarily due to increased production of Fortical.

Other Income/Expense

Interest Expense

Interest expense increased 14% in the three months ended September 30, 2012 to $3,254,000 from $2,862,000 in the three months ended September 30, 2011. During the three months ended September 30, 2012 and 2011 we recognized $2,809,000 and $2,428,000, respectively, in cash and non-cash interest expense under the Victory Park convertible notes.  In addition, interest expense on the Levy loans increased to $437,000 in the three months ended September 30, 2012 from $430,000 in the three months ended September 30, 2011.  The increase in interest expense during the three months ended September 30, 2012 was primarily due to higher debt discount amortization as a result of the Victory Park refinancing in September 2012, in addition to a higher principal balance on the Victory Park debt in 2012.

Interest expense increased 7% in the nine months ended September 30, 2012 to $8,960,000 from $8,396,000 in the nine months ended September 30, 2011. During the nine months ended September 30, 2012 and 2011 we recognized $7,622,000 and $7,121,000 respectively, in cash and non-cash interest expense under the Victory Park convertible notes.  In addition, interest expense on the Levy loans increased to $1,318,000 in the nine months ended September 30, 2012 from $1,263,000 in the nine months ended September 30, 2011.  The increase in interest expense during the nine months ended September 30, 2012 was primarily due to higher debt discount amortization as a result of the Victory Park refinancing in September 2012, in addition to a higher principal balance on the Victory Park debt in 2012.

Loss on Change in Fair Value of Embedded Conversion Feature

The Victory Park notes issued in March 2010 and September 2012 are convertible into shares of our common stock and as a result of a reset provision contained in the notes, the conversion feature is considered an embedded derivative that must be marked to fair value each reporting period. Accordingly, the liability for the conversion feature was marked to fair value each quarterly period subsequent to issuance, resulting in the recording of a non-cash gain of $640,000 and $3,650,000 in the three months ended September 30, 2012 and 2011 and non-cash expense of $1,870,000 and $12,120,000 in the nine months ended September 30, 2012 and 2011, respectively, representing the change in fair value of the embedded conversion feature during each period.

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

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

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

Loss from Investment in former China Joint Venture

During the first half of 2012, the Company made repeated unsuccessful attempts to collect the balance owed under the first installment of $600,000 pursuant to the Equity Transfer Agreement.  To date, the Purchaser has failed to provide an adequate explanation as to why the closing referred to in the Equity Transfer Agreement has not occurred in a timely manner and why the first installment has not been paid.  While the Company intends to vigorously pursue collection of this outstanding receivable, the Company can no longer be reasonably certain that the payment will be received and has opted to record an allowance equivalent to the full amount of the receivable.   The charge is reflected as a Loss from Investment in the former China Joint Venture in the accompanying Statements of Operations for the nine months ended September 30, 2012.

For the nine months ended September 30, 2011, this loss includes our sale of our 45% ownership interest in the China Joint Venture.  We recognized a loss of $1,073,000 based upon the near-term first payment of $600,000 and our net investment of $1,673,000.  If we eventually receive the contingent second payment in the amount of $450,000, which we consider very unlikely, we would recognize a gain at that time.

The 2011 loss also includes the basis difference between our investment of the intellectual property in the joint venture and our 45% equity interest in the underlying assets of the joint venture. This basis difference was being recognized over 17 years, the estimated life of the transferred assets. We revised our accounting prospectively to account for the calculation of the basis difference between our investment in the China Joint Venture and our 45% equity interest in the underlying net assets of the China Joint Venture. We had originally calculated the amortization of the difference based upon the $4,500,000 of intellectual property (licensed patent rights, know-how, etc.) that has been and was agreed to be contributed to the China Joint Venture. However, as of January 1, 2011, we calculated the amortization of the difference based upon the $2,100,000 of intellectual property that has been contributed to that date and recorded on the financial statements of the China Joint Venture. The cumulative adjustment in the nine months ended September 30, 2011 totaled $317,643. In the nine months ended September 30, 2011 we also recognized a revised basis difference of $30,882. Therefore, the net basis difference included in the nine months ended September 30, 2011 was an expense of $286,761.

Net Loss

Net loss for the three months ended September 30, 2012 decreased approximately $907,000, or 25%, to $4,502,000 from $3,595,000 for the corresponding period in 2011. This was primarily due to a decrease in operating expenses of $1,468,000 and a non-cash gain of $640,000,000 on the change in fair value of an embedded conversion feature partially offset by an increase in interest expense of $650,000.   In the three months ended September 30, 2011, we recognized a loss on the sale of SDBG patents of $824,000 and wrote-off our investment in Tarsa of $1,301,000 and a gain on the change in fair value of an embedded conversion feature of $3,650,000.

Net loss for the nine months ended September 30, 2012 decreased approximately $15,095,000, or 44%, to $18,945,000 from $34,040,000 for the corresponding period in 2011. The decrease was primarily driven by a decrease in operating expenses of $3,635,000 offset by an increase in interest expense of $1,670,000, a loss of $600,000 on the sale of our former joint venture in China, the write-off of our investment in Tarsa of $651,000 and a non-cash loss of $1,870,000 on the change in fair value of an embedded conversion feature.  In the nine months ended September 30, 2011, we recognized a loss of $12,120,000 on the change in fair value of an embedded conversion feature, a loss of $1,376,000 on the sale of our former joint venture in China, a loss of $824,000 on the sale of SDBG patents and wrote-off our investment in Tarsa of $2,819,000. Net losses will continue unless we achieve sufficient non-deferred revenue under our USL or Tarsa agreements or sign new revenue generating research, licensing or distribution agreements and may be impacted by the change in fair value of a non-cash embedded derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

Cash

At September 30, 2012, the Company had cash and cash equivalents of $3,999,000, a decrease of $683,000 from December 31, 2011.  The decrease is primarily due to net cash used in operating and investing activities of $3,120,000 and $969,000, respectively, partially offset by the $3,500,000 in proceeds received (following the deposit of $500,000 for fees of the lender) as a result of refinancing our debt in September 2012. We have incurred annual operating losses since our inception and, as a result, at September 30, 2012, had an accumulated deficit of $201,286,000.  We expect to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Debt

As of September 30, 2012, our total principal debt, inclusive of capital lease obligations and accrued interest, was approximately $74,500,000 inclusive of an additional $4,000,000 note issued in September 2012 as further described below.  Based on our current cash flow projections, we will need to obtain significant additional financing in the near term to fund operations, address our current debt and restructure our balance sheet.  Management’s cash flow projections at the time of the issuance of the $4,000,000 note estimated that cash on hand would be sufficient to fund operations through at least June 2013.  These estimates included the assumption that our Biotechnologies Strategic Business Unit (“Biotechnologies SBU”) would be able to convert at least one of its ongoing oral peptide delivery feasibility partnerships into a definitive license agreement bearing a significant up-front cash payment, on or before December 31, 2012.  While the Company is still actively pursuing such opportunities, we did not enter into a license agreement with a significant upfront cash component by December 31, 2012.  This change in the Company’s projections is the result of an ongoing review of our Biotechnologies SBU and the status of its feasibility programs, including recent feedback from the Biotechnologies SBU’s feasibility partners regarding the criteria and timing for each partners’ decision to license our technology, as well as delays to our ongoing feasibility and partner sponsored Peptelligence™ research programs.  In particular, several early stage development partners have indicated that, in the current funding environment until they themselves are able to partner, they may not have sufficient discretionary cash resources to satisfy commercially reasonable licensing terms. In addition, certain feasibility partners participating in longer-term research oriented feasibility work have decided to extend or expand their current feasibility programs but are not yet ready to enter into a definitive licensing agreement until the ongoing feasibility studies yield certain desired targets. As a result of the corresponding anticipated reduction in the Biotechnologies SBU’s forecasted revenues, management is actively pursuing various alternatives to extend our cash runway. In the event that we are unable to secure additional sources of revenue, we will not be able to fund operations beyond the first quarter of 2013. Additionally, our current projections would result in the Company defaulting on the minimum cash requirement as of March 31, 2013 under our forbearance agreement.

On September 21, 2012 (the “First Amendment Effective Date”), we entered into a Forbearance Agreement and First Amendment to Amended and Restated Financing Agreement, by and among the Company, Victory Park Management, LLC, as administrative agent and collateral agent (the “Agent”), Victory Park Credit Opportunities, L.P., VPC Fund II, L.P., VPC Intermediate Fund II (Cayman) L.P., and Victory Park Credit Opportunities Intermediate Fund, L.P. (collectively, the “Lenders” and together with the Agent, the “VPC Parties”) (together with all exhibits and schedules thereto, and as amended from time to time, the “Forbearance Agreement”). The Forbearance Agreement evidenced (i) the forbearance by the VPC Parties with respect to the exercise of certain of their rights and remedies arising as a result of the existence of certain events of default under the Restated Financing Agreement ; (ii) the amendment of certain provisions of the Amended and Restated Financing Agreement dated as of March 16, 2010, by and among the Company, the Agent, as administrative agent and collateral agent, and the Lenders party thereto (the “Restated Financing Agreement”); and (iii) the other agreements contemplated by the Forbearance Agreement  (collectively the “2012 Restructuring”).  Pursuant to the Forbearance Agreement, we issued to the Lenders a $4,000,000 senior secured note (the “First Amendment Note” and collectively with the previously issued notes, the “Notes”), resulting in a total liability to the Lenders of $51,448,000 as of September 30, 2012, inclusive of principal and interest  As a result of the financial restatement described above, we were unable to finalize and file this Form 10-Q by the Securities and Exchange Commission’s extended filing deadline of November 21, 2012.  Therefore, the Company gave the VPC Parties notice that an event of default occurred under the Restated Finance Agreement by virtue of the Company’s failure to timely file this Form 10-Q.  Pursuant to the terms of the Restated Finance Agreement, for so long as an event of default is continuing, the unpaid principal amount of the Notes shall bear interest at the default interest rate, which is the current interest rate under the agreement plus 3%.  In addition, the Lenders have the right, following written notice to us, to cause us to redeem all or any portion of the Notes.

There are other events of default in existence including (i) our stock is not currently listed on the OTCBB, (ii) we have not had the S-1 we were required to file pursuant to the Forbearance Agreement declared effective, (iii) we have not filed our definitive proxy statement for 2011 and (iv) we have not held an annual shareholders’ meeting to obtain the approval of additional authorized shares for Victory Park.  We also expect to default on the minimum cash requirement as of March 31, 2013.  Other events of default may exist.

As of the First Amendment Effective Date, we lacked sufficient shares of Common Stock to deliver all of the shares of Common Stock issuable to the Lenders upon conversion of the Victory Park notes (the “Conversion Shares”).  We are required to obtain stockholder approval to amend its certificate of incorporation to increase the number of authorized shares to allow for the conversion of the notes in full and until such time as we receive approval to increase the authorized shares, Victory Park has the ability to demand payment in cash for any shortfall in authorized shares upon a notice of conversion.

On May 29, 2012, we entered into an agreement to settle our obligations to Jay Levy, the estate of Jean Levy, Warren Levy and Ronald Levy (the “Levys” or the “Founders”).  Pursuant to the settlement agreement, the Founders agreed to settle any and all outstanding obligations due from us in exchange for (i) two installment payments of $150,000 each due in May and June 2012 (the “Interim Payments”), which were subsequently paid by the Company; (ii) $7,700,000 payable on or before September 30, 2012; and (iii) the issuance of 5,000,000 shares of our common stock.  Currently, we do not have sufficient cash to make the final payment contemplated under the agreement with the Founders.  In light of the recent EMA recommendation, the expected financial impact on business operations and our inability to raise funds, we were not able to fund the debt settlement with the Founders and as a result, we remain in debt to the Founders for a total of $22,990,000 in principal and accrued interest as of September 30, 2012.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

On December 21, 2012, we entered into a revised settlement agreement with the Levys.  Pursuant to the terms of the original settlement agreement dated March 10, 2011, payments of $150,000 were due to the Levy Parties on each of October 11, 2012 and November 13, 2012 and a payment of $62,296 was due on December 11, 2012. According to the terms of the revised settlement agreement, we paid $100,000 to the Levy Parties on December 21, 2012 which represented partial payment of the October 11, 2012 installment payment. Furthermore, the payments of each of (i) the remaining $50,000 related to the October 11, 2012 installment payment, (ii) the $150,000 installment payment due on November 13, 2012 and the $62,296 installment payment due on December 11, 2012, and (iii) the $150,000 installment payments due to the partnership on each of July 11, 2012, August 13, 2012, and September 11, 2012 under the terms of the revised settlement agreement, have been deferred until June 18, 2013. All other terms of the original settlement agreement remain in full force and effect.

Recent developments impacting business operations

On December 21, 2012, we settled all claims with our former patent counsel regarding certain fees.

On December 11, 2012, we announced that we have retained an investment banker to assist us with the exploration and evaluation of a broad range of strategic options, including, but not limited to, the strategic partnering of our technology, the out-licensing of intellectual property and divestiture of certain assets, and the possible sale of the Company or one of its business units.

On November 27, 2012, we announced that certain previously issued financial statements should no longer be relied upon, resulting in a default under our Restated Finance Agreement, as amended by the Forbearance Agreement.

On July 20, 2012 the European Medicines Agency (“EMA”) issued a press release concerning the marketability of approved calcitonin products in Europe, concluding there was evidence of a small increased risk of cancer with long-term use of current calcitonin medications approved and commercially available in Europe since 1973, and calling for the curtailment of calcitonin usage.  On August 1, 2012, Health Canada announced that it is reviewing whether to follow the European medical authorities and restrict use of a nasal spray prescribed to prevent osteoporosis because of the increased risk of cancer.

We licensed to USL our patented nasal formulation of calcitonin for commercialization in the United States and have licensed the development and worldwide commercialization rights (except China) for our Phase 3 oral calcitonin to Tarsa.  However, since neither the Company nor its licensees are market authorization holders in Europe, we do not have the right to appeal the EMA's recommendation.  On October 12, 2012, Tarsa announced an agreement in principle with Therapicon® Slr to provide consulting assistance to the Italian firm in its appeal of the recent EMA recommendation.  In November 2012, the EMA announced that it has reconfirmed its original conclusion that the benefits of calcitonin-containing medicines do not outweigh their risks in the treatment of osteoporosis and that they should no longer be used for this condition. The potential regulatory and commercial impact of this announcement on calcitonin related products marketed or under development by our licensees and partners in Europe and other markets as well as the resulting financial impact on our future business operations is currently being evaluated.  There is a possibility that other regulatory authorities, including the United States Food and Drug Administration (“FDA”), could take actions as a result of the EMA recommendation, including withdrawing calcitonin products from market or limiting their use.  This could materially adversely affect our finances and operations by reducing or eliminating sales and royalties on Fortical, limiting the value of current calcitonin development projects and limiting the potential value of our investment in Tarsa.  Additionally, this could impact the carrying value of assets, including fixed assets, inventories and patents, as well as our ability to obtain adequate financing. On January 14, 2013, the FDA posted notice of an Advisory Committee Meeting scheduled on March 5, 2013 to discuss whether the benefit of calcitonin salmon for the treatment of postmenopausal osteoporosis outweighs a potential risk of cancer.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

In the third quarter of 2012 and through the date of this filing, the following events and circumstances indicated that the carrying value of our long lived assets may not be recoverable: (i) potential impact of the EMA press release; (ii) continuing operating losses; (iii) significant revisions to internal revenue forecasts; and (iv) a significant decline in our stock price. We are in the process of evaluating whether the undiscounted expected future cash flows from the long-lived assets are less than their carrying amount.  If undiscounted expected future cash flows are not sufficient to support the recorded value of the assets, an impairment loss may be recognized for the difference between fair value and the carrying value to reduce the long lived assets to their estimated recoverable value.  Such analysis could result in a material impairment charge for the twelve months ended December 31, 2012.

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

Due to our limited financial resources, any further significant decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license, feasibility or distribution agreements for our products or technologies or loss of patent protection, ability to sell additional shares of our common stock, or ability to not violate our covenants with Victory Park could have a material adverse effect on our cash flow and operations (see Notes D, E, J, N,  and R).  As a result of advancing purchase orders from USL previously scheduled for the first quarter of 2013, we received approximately $1,255,000 in additional cash in the fourth quarter of 2012.  Additionally, the Company was advanced $400,000 from USL in the fourth quarter of 2012 for the production of additional batches in 2013.  This will reduce sales of Fortical in future periods.

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into new significant revenue generating license or other arrangements in the near-term, we will need to secure another source of funding in order to satisfy our working capital needs.   We will also need to avoid further events of default under and maintain compliance with the covenants in our financing agreement with Victory Park.  If we are not able to generate additional cash, we will need to significantly curtail our operations. Should the funding required to sustain our working capital needs be unavailable or prohibitively expensive, the Company would not have the ability to continue as a going concern. We believe that satisfying our cash requirements over the long term will require the successful commercialization of one or more of our biotechnologies or our licensees’ oral or nasal calcitonin products, our oral parathyroid hormone (“PTH”) product or the obesity program. However, it is uncertain whether any new products will be approved or will be commercially successful. The amount of future revenue we will derive from Fortical is also uncertain.

In December 2011, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand. Under the comprehensive plan, we are continuing Fortical production and maintaining all of its core programs and partnered activities while decreasing cash expenditures. Since we are currently maintaining an adequate inventory of enzyme to support expected Fortical needs, we continue to suspend manufacturing of those materials at its Boonton facility. However, we are maintaining the cGMP status of the facility and the ability to manufacture and tablet solid dosage forms of peptides at that location. The cessation of production continued through 2012, however, the Company plans to engage in the production of calcitonin in the first quarter of 2013.  Implementation of the restructuring plan resulted in an immediate company-wide workforce reduction of approximately 25%. The cash requirements in 2012 to operate the research and peptide manufacturing facilities and develop products decreased from 2011 due to the December 2011 restructuring.

Cash received during the nine months ended September 30, 2012 was primarily from the net proceeds of $3,500,000 as a result of the Victory Park refinancing (see Note H); Fortical sales and royalties received under our agreement with Upsher-Smith Laboratories, Inc. (“USL”); accounts receivable collected from GlaxoSmithKline (“GSK”) for work performed in 2011; and from development work and fee-for-service feasibility studies for various companies, including Tarsa Therapeutics, Inc. (“Tarsa”). Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone and other payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from our founders and Victory Park, (5) the sale of our common stock, (6) Fortical sales and royalties and (7) the proceeds from the sale of state net operating loss carryforwards. In 2011, we divested our equity interest in our former China Joint Venture as well as our Site Directed Bone Growth (“SDBG”) program, which may result in additional sources of cash in the future. There can be no assurance that any of these cash sources will continue to be available to us in the future. Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations and are often subject to the completion of successful feasibility programs. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by our licensees nor us. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.  We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides, including PTH and its obesity peptide, and for our peptide manufacturing technology. In October 2011, we announced our decision to establish a Joint Development Vehicle with Nordic Bioscience (see Note N).  We may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for other products or in-licensing any of our other products or technologies.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Net Cash Used in Operating Activities: Net cash used in operating activities was $3,121,000 in the nine months ended September 30, 2012, which was primarily due to our net loss adjusted for non-cash items of $6,191,000 and a net change in our operating assets and liabilities of $9,634,000, primarily from a decrease in accounts receivable, inventory and other assets and increased accrued interest on our Victory Park and Levy notes and increased deferred revenue.

Net cash used in operating activities was $4,627,000 in the nine months ended September 30, 2011, which was primarily due to our net loss adjusted for non-cash items of $18,745,000 and an increase in our operating assets and liabilities of $10,668,000, primarily from proceeds from deferred revenue as well as increased accrued interest on our Victory Park and Levy notes.

Net Cash Used in Investing Activities: Net cash used in investing activities was $969,000 in the nine months ended September 30, 2012, primarily related to our investment in Tarsa, the purchase of equipment and patent expenditures and an investment in a joint venture with Nordic Bioscience. Net cash used in investing activities was $2,566,000 in the nine months ended September 30, 2011, primarily related to our April and July investments in Tarsa and capital expenditures, partially offset by proceeds from the sale/leaseback transaction.

Net Cash Provided by Financing Activities: Net cash provided by financing activities was $3,407,000 in the nine months ended September 30, 2012, primarily due to the proceeds from the issuance of an additional note to Victory Park of $4,000,000, partially offset by debt issuance costs, the repayment of $300,000 of principal due on the Levy notes and payments under a capital lease financing. Net cash provided by financing activities was $185,000 in the nine months ended September 30, 2011, resulting from the proceeds received from stock option exercises.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

On September 30, 2008, we entered into a financing agreement with Victory Park whereby Victory Park purchased $15,000,000 of three-year senior secured non-convertible term notes from us. In May 2009, we issued an additional $5,000,000 in notes to affiliates of Victory Park. In March 2010, we restructured our debt with Victory Park and increased our borrowing to $33,000,000. Under our agreement with Victory Park, accrued and unpaid interest is added to the outstanding principal balance. As a result, $5,018,750 and $5,797,859 in accrued interest was added to the principal balance during the nine months ended September 30, 2011 and 2012, respectively.  Additionally, pursuant to a forbearance agreement and first amended and restated financing agreement dated September 21, 2012, we issued to Victory Park a $4,000,000 senior secured note. The total outstanding principal balance is now $47,816,609. These convertible notes bear interest at the prime rate plus 5%, subject to a floor of 15% per annum. Therefore, we are exposed to interest rate fluctuations in the near-term until these notes are converted or repaid in full. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

The Company currently lacks sufficient shares of Common Stock to deliver all of the shares of Common Stock issuable to Victory Park upon conversion of the notes.  The Company is required to obtain stockholder approval to amend its certificate of incorporation to increase the number of authorized shares to allow for the conversion of the notes in full and until such time as the Company receives approval to increase the authorized shares, Victory Park has the ability to demand payment in cash for any shortfall in authorized shares upon a notice of conversion.

The information below summarizes our market risks associated with interest bearing debt obligations as of September 30, 2012. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our subordinated debt (payable to Levys).

Debt Obligation	Carrying Amount	2012	2013	2014
Note Payable – Victory Park Variable Interest Rate: 15%(1)	$47,816,609	$--	$47,816,609	$--
Notes Payable – Levys Fixed Interest Rate: 12%	14,437,518	450,000	13,987,518	--
Capital Lease Fixed Interest Rate: 10%	75,585	9,044	38,566	27,975
Total	$62,329,712	$459,044	$61,842,693	$27,975

(1)	Prime rate plus 5%, with a floor of 15%, plus 3% default interest

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

The conversion feature on our senior secured convertible notes represents an embedded derivative which is required to be bifurcated and marked to fair value on a recurring basis. The aggregate fair value of the embedded derivative liability in our balance sheets as of September 30, 2012 and December 31, 2011 was $19,460,000 and $12,470,000, respectively.  The fair value was determined based on valuation models using a combination of observable and unobservable inputs utilizing a probability-weighted scenario analysis that includes a Monte Carlo pricing model. Significant observable inputs include the market price of our common stock, volatility, remaining term, risk-free interest rate, credit spread and dividend yield. Significant unobservable inputs include the probability of triggering a reset feature on the embedded derivative which would result in a reduction in the conversion price. If the assumptions were modified, it could result in a material change to the carrying value of the embedded conversion feature.

Item 4.           Controls and Procedures

For the quarterly period ended September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that  our disclosure controls and procedures are still not effective as of September 30, 2012 with respect to the material weakness disclosed in our Form 10-K, as amended, for the period ended December 31, 2011.

Prior to the identification of the material weakness in November 2012, in the second quarter of 2012 the Company hired new accounting personnel including a Chief Financial Officer and a Corporate Controller with relevant industry and accounting expertise in order to enhance its internal control over financial reporting. Additionally, in response to the material weakness described above, management, with the input, oversight, and support of the Audit Committee, identified and took the following steps beginning during the fourth quarter of 2012: (i) non ordinary course transactions are considered and evaluated by senior finance management; (ii) we enhanced our controls related to the preparation of  accounting position papers for all complex transactions; and (iii) where appropriate, management seeks the advice of qualified outside consultants on accounting matters related to the application of U.S. GAAP to complex, non-ordinary course transactions and in other instances as warranted.

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

Additionally, our principal executive officer and principal financial officer determined that, other than as described above, there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

PART II.     OTHER INFORMATION

Item 1.           Legal Proceedings

On September 8, 2011, the USPTO granted a request for inter partes reexamination of the Fortical Patent filed by Apotex on July 15, 2011. In granting the Request for Reexamination, the USPTO gave Unigene a two month time period to respond to the substantial new questions of patentability raised in the Reexamination Office Action dated September 8, 2011. Unigene filed its response to the Reexamination Office Action on November 8, 2011. Apotex filed Third Party Comments on December 7, 2011 and January 9, 2012. Because the Supreme Court denied Apotex’s petition for certiorari, on April 5, 2012, Unigene moved to Suspend Reexamination of Claim 19 by filing a Petition with the USPTO. On April 19, 2012, Apotex filed a Response to Unigene’s Petition with the USPTO, asking the USPTO to deny Unigene’s Petition. Unigene is waiting to hear from the USPTO, which may take over one year.  The Reexamination reopens the USPTO prosecution of all claims 13, 14, 16, 17, 19 and 24-29 of the Fortical Patent. Based on USPTO statistics, reexamination proceedings take an average of about 36 months to complete. Potential outcomes for reexamination include the patent emerges with the patent claims remaining unchanged, patent claims being amended, or all patent claims being canceled. There is the usual USPTO prosecution risk that we will not be successful in the reexamination and potentially subsequent USPTO or litigation proceedings. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. This could have a material adverse impact on our results and financial position.  On August 14, 2012, the USPTO issued RE43,580 patent to Unigene entitled “Nasal Calcitonin Formulations” that covers Fortical.  On December 7, 2012 Unigene's petition to terminate the inter partes reexamination with respect to claim 19 was granted and therefore the inter partes reexamination with regard to claim 19 will not be further maintained by the USPTO. Claim 19 covers the Fortical Patent. The inter parties reexamination remains open for claims 13, 14, 16, 17 and 24-29 of the Fortical Patent. Apotex may now file a request for an ex parte reexamination of claim 19. If Apotex files such a request, it would remain enjoined by the District Court’s injunction unless and until they were relieved of the injunction by the District Court after the USPTO finally rejects claim 19 in the ex parte reexamination and the Federal Circuit affirms.

On May 18, 2012 the Company’s former patent counsel, Ostrolenk Faber LLP, filed suit against it in the United States District Court for the Southern District of New York for unpaid legal fees and disbursements in an amount not less than $401,748 plus interest of $35,245 and legal fees.  The Company answered the lawsuit and filed counterclaims that assert amongst other things claims for legal malpractice and a breach of fiduciary duty.  The Company contends that Ostrolenk Faber LLP’s actions and/or inactions caused the loss of the Company’s intellectual property in Brazil.  On December 21, 2012, the parties agreed to settle all claims and counterclaims in the action. The terms of the settlement include an upfront payment by the Company to Ostrolenk in the amount of $40,000 which was paid on December 21, 2012, and 24 monthly installment payments of $5,500 on or before the 1st day of each month, commencing on February 1, 2013.

Item 1A.        Risk Factors

We make various statements in this section which constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended. See “Special Note Regarding Forward-Looking Statements” in Part 1, Item 2 of this Quarterly Report.

Our performance and financial results are subject to risks and uncertainties including, but not limited to, the specific risks disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. Except as noted below, no material changes to the risk factors disclosed in the 10-K have been identified during the three months ended September 30, 2012:

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm added a paragraph to their opinion issued in connection with their audit of the financial statements as of and for the year ended December 31, 2011 that emphasizes conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to generate additional revenue or obtain additional funding will determine our ability to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We require additional cash in the near-term to sustain our operations and our ability to secure additional cash is uncertain.

We had a cash flow deficit from operations of $3,121,000 for the nine months ended September 30, 2012, $6,766,000 for the year ended December 31, 2011, $1,660,000 for the year ended December 31, 2010 and $11,291,000 for the year ended December 31, 2009.  We believe that, in the near-term, we will generate cash to apply toward funding our operations through Fortical royalties and sales; from anticipated receipt of licensing fees and revenue generated from fee-for-service feasibility studies; and from other corporate development activities.  These funds may not be adequate to fully support our operations in the near-term.  Notwithstanding the refinancing arrangement with Victory Park we entered into on September 21, 2012, we continue to need additional sources of cash in order to maintain future operations. Unless the Company is successful in generating additional cash, the current cash on hand will not be sufficient to fund operations through June 2013. In the event that the Company is unable to secure additional sources of revenue, it will not be able to fund operations beyond the first quarter of 2013 without defaulting on the minimum cash requirement under its forbearance agreement. We may be unable to raise, on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to further limit some or all of our research and development programs and related operations, curtail development of our product candidates and the ability to license our technologies, and, ultimately, cease operations. Our future capital requirements will depend on many factors, including:

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

•	our ability to engage new partners for fee-for-service feasibility studies and licensing agreements;
•	the level of Fortical sales, particularly in light of new and potential competition;
•	our ability to successfully defend our Fortical patent against Apotex’s claim;
•	the generation of revenue from our Tarsa agreement;
•	continued scientific progress in our discovery and research programs;
•	progress with preclinical studies and clinical trials;
•	the magnitude and scope of our discovery, research and development programs;
•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;
•	our partners’ ability to sell and market our products or their products utilizing our technologies;
•	the time and costs involved in obtaining regulatory approvals;
•	the time and costs involved in maintaining our production facility;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
•	the pharmaceutical industry’s need to acquire or license new technologies and products.

We have incurred substantial costs and face additional material costs related to our financial statement restatement and a material weakness in our internal controls.

In response to the accounting for an embedded derivative liability associated with our March 2010 senior secured convertible notes, our Audit Committee undertook an investigation into our practices and determined, in conjunction with management, that we needed to undertake the Restatement. As a result, we:

•	withdrew prior financial statements, which has caused us to fall out of compliance with various SEC regulations;
•	incurred materially increased professional fees; and
•
are subject to the possibility of future investigations, litigation or other actions, such as shareholder activism, arising out of the Restatement, which would further increase our costs and expenses and consume management time, and could lead to fines, penalties, settlements, or damages.

These matters have had, and could continue to have, an adverse effect on our financial results.

Failure to timely file periodic reports caused events of default related to our senior notes held by Victory Park.

The failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2012 caused an event of default under  the Amended and Restated Financing Agreement dated March 16, 2010, among the Company, Victory Park Management, LLC, as administrative agent and collateral agent, and Victory Park Credit Opportunities Master Fund, Ltd., as amended by the Forbearance Agreement and First Amendment to Amended and Restated Financing Agreement, dated as of September 21, 2012, by and among the Company, Agent, Victory Park Credit Opportunities, L.P., VPC Fund II, L.P., VPC Intermediate Fund II (Cayman) L.P., and Victory Park Credit Opportunities Intermediate Fund, L.P. and a result of the Restatement, under Section 2.2 of such agreement, for so long as an event of default is continuing, the unpaid principal amount of the notes shall bear interest at the default interest rate, which is the current interest rate under the agreement plus 3%.  In addition, the lenders have the right, following written notice to the Company, to cause the Company to redeem all or any portion of the Notes.  The price for redemption of the notes shall be equal to the greater of (i) an amount equal to the sum of one hundred fifteen percent (115%) of the outstanding principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon, plus accrued and unpaid late charges, and (ii) an amount equal to the product of (A) the number of shares of the Company’s common stock into which the principal amount and all accrued and unpaid interest outstanding under the notes to be redeemed may, without giving effect to any limitations set forth in Section 4 of the notes, be converted as of November 22, 2012 (i.e., the date on which the Company was deficient in filing its quarterly report on Form 10-Q for the quarter ended September 30, 2012), multiplied by (B) the “Weighted Average Price” (as defined in the Notes) for one share of the Company’s common stock as of such date.

There are other events of default in existence including (i) the Company’s stock is not currently listed on the OTCBB, (ii) the Company has not had the S-1 it was required to file pursuant to the Forbearance Agreement declared effective, (iii) the Company has not filed its definitive proxy statement for 2011 and (iv) the Company has not held an annual shareholders’ meeting to obtain the approval of additional authorized shares for Victory Park.  The Company also expects to default on the minimum cash requirement as of March 31, 2013.  Other events of default may exist.

Our success is dependent on our ability to establish and maintain commercial partnerships and currently we have only two significant license agreements; we may not be able to relicense our oral PTH program.

We are pursuing additional opportunities to license or enter into distribution arrangements for products that utilize our oral and nasal delivery technologies and/or our manufacturing technology, as well as our other technologies. Given the current state of our financial position, the success of such commercial partnerships is important for us to maintain our current operations. However, we may not be successful in any of these efforts.

We do not currently have, nor do we expect to have in the near future, sufficient financial resources and personnel to develop and market products on our own. Accordingly, we expect to continue to depend on pharmaceutical companies for revenues from sales of products, research sponsorship and distribution of our products.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

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

We currently have significant license agreements with USL in the United States for Fortical and with Tarsa worldwide (except for China) for oral calcitonin. Our oral PTH license with GSK was terminated in December 2011 after we received notification from GSK of its decision not to proceed with the oral PTH program. As a result, we regained the exclusive worldwide rights to the oral PTH program and are currently seeking a new licensee for this program. We do not currently have the resources to fund additional clinical development for oral PTH without a new licensee.

There are numerous default provisions under our financing agreements with Victory Park. Unless we are able to generate or raise cash, we will incur additional events of default under these agreements.

Under the Restated Financing Agreement, as amended by the Forbearance Agreement, future events of defaults include a quarterly cash flow reconciliation that shows a negative variance of 10% or more of actual cash revenue minus actual cash expenses for an applicable quarter versus the applicable quarterly cash flow forecast delivered by us; failure to maintain a cash balance in a specified account in excess of $250,000; failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as defined in the Restated Financing Agreement); a change in control (as defined in the Restated Financing Agreement); any material decline or depreciation in the value or market price of the collateral; the failure of any registration statement required to be filed to be declared effective by the Securities and Exchange Commission (“SEC”), and maintained effective pursuant to the terms of a Second Amended and Restated Registration Rights Agreement, dated as of September 21, 2012; failure to obtain a required amendment to our certificate of incorporation to increase the authorized shares of our common stock; a Conversion Failure (as defined in the Notes) and a breach of any agreement or covenant contained in the Forbearance Agreement.  Upon any default, among other remedies, both principal and interest would be accelerated and additional charges would apply.  In addition, there is no assurance that the Notes will be converted into common stock, in which case, we may not have sufficient cash from operations or from new financings to repay the Notes when they come due.  There can be no assurance that new financings will be available on acceptable terms, if at all. In the event that we default, the VPC Parties could acquire control of the Company and will have the ability to force us into involuntary bankruptcy and liquidate our assets.

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

We licensed to USL our patented nasal formulation of calcitonin for commercialization in the United States and have licensed the development and worldwide commercialization rights (except China) for our Phase 3 oral calcitonin to Tarsa.  However, since neither the Company nor its licensees are Market Authorization Holders in Europe, they do not have the right to appeal the EMA's recommendation.  On October 12, 2012, Tarsa announced an agreement in principle with Therapicon® Slr to provide consulting assistance to the Italian firm in its appeal of the recent EMA recommendation.   In November 2012, the EMA announced that it has reconfirmed its original conclusion that the benefits of calcitonin-containing medicines do not outweigh their risks in the treatment of osteoporosis and that they should no longer be used for this condition. The potential regulatory and commercial impact of this announcement on calcitonin related products marketed or under development by our licensees and partners in Europe and other markets as well as the resulting financial impact on our future business operations is currently being evaluated.  There is a possibility that other regulatory authorities, including the FDA, could take actions as a result of the EMA recommendation, including withdrawing calcitonin products from the market or limiting their use.  This could materially adversely affect our finances and operations by reducing or eliminating sales and royalties on Fortical, limiting the value of current calcitonin development projects and limiting the potential value of our investment in Tarsa.  Additionally, this could impact the carrying value of our assets, including fixed assets, inventories and patents, as well as our ability to obtain adequate financing.  On January 14, 2013, the FDA posted notice of an Advisory Committee Meeting scheduled on March 5, 2013 to discuss whether the benefit of calcitonin salmon for the treatment of postmenopausal osteoporosis outweighs a potential risk of cancer. We are in the process of evaluating whether the undiscounted expected future cash flows from our long-lived assets are less than their carrying amount.  If undiscounted expected future cash flows are not sufficient to support the recorded value of the assets, an impairment loss may be recognized for the difference between fair value and the carrying value to reduce the long lived assets to their estimated recoverable value.  Such analysis could result in a material impairment charge for the twelve months ended December 31, 2012.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

We are in default of our debt agreement with the Founders as a result of not having funded the related debt settlement arrangement.

On May 29, 2012, we entered into an agreement with the Founders to settle our debt obligations.  Pursuant to the settlement agreement, the Founders agreed to settle any and all outstanding obligations due from us in exchange for (i) two installment payments of $150,000 due in May and June 2012, which were subsequently paid by us; (ii) $7,700,000 payable on or before September 30, 2012; and (iii) the issuance of 5,000,000 shares of our common stock.  In light of the recent EMA recommendation, the expected financial impact on business operations and our inability to raise funds, we were not in a position to fund the debt settlement with the Founders and as a result, we remain in debt to the Founders for a total of $22,990,000 in principal and accrued interest as of September 30, 2012.

 The conversion of the Victory Park Notes will have a dilutive effect on our stock price and could lead to a change in control.

In March 2010, we issued promissory notes (the “2010 Notes”) to the Lenders which come due in March 2013 (which 2010 Notes were re-issued in September 2012 as the “Re-issued Notes”), and in September 2012, we issued an additional note (the “First Amendment Note”) to one of the Lenders.  The initial conversion rate, which is subject to adjustment as set forth in the Notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.15 per share for the Re-issued Notes and $0.05 for the First Amendment Note. If we subsequently make certain issuances of common stock or common stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price. Assuming that the Notes were converted in full on September 30, 2012 at the current conversion prices (with conversion of the original principal amount plus interest thereon into the conversion shares), then, together with the shares and other securities owned by them, the VPC parties would beneficially own in the aggregate approximately 79% of our outstanding common stock (as diluted by outstanding options) as of that date.

We have significant historical losses and may continue to incur losses in the future.

We have incurred annual losses since our inception, and we may never achieve profitability. As a result, at September 30, 2012, we had an accumulated deficit of $201,286,000. Our gross revenues for the nine months ended September 30, 2012 were $7,900,000 and for the years ended December 31, 2011, 2010 and 2009 were $20,508,000, $11,340,000, and $12,792,000, respectively. Our revenues have not been sufficient to sustain our operations. Revenue consisted primarily of Fortical sales and royalties, licensing revenue and Peptelligence™ revenue. As of December 31, 2011, we had two material revenue generating license agreements. We believe that to achieve profitability we will require at least the successful commercialization of one or more of our licensees’ oral or nasal calcitonin products, our oral PTH product, our obesity program or another peptide product or biotechnology in the U.S. and/or abroad. However, our products or technologies under development may never become commercially successful. For the nine months ended September 30, 2012, we had a loss from operations of $6,330,000 and for 2011, 2010 and 2009, we had losses from operations of $3,466,000, $10,324,000, and $12,380,000, respectively. Our net loss for the nine months ended September 30, 2012 was $18,945,000 and for the years ended December 31, 2011, 2010 and 2009 were $7,096,000, $32,534,000, and $13,380,000, respectively.

Our success depends upon our ability to protect our intellectual property rights.

We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral and nasal formulations that we have invented in the course of our research. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2026 and we have applications pending that could extend that protection. To date, twenty-five U.S. patents have issued and other applications are pending. We have also made patent application filings in selected foreign countries and seventy-six foreign patents have issued with other applications pending. We face the risk that any of our pending applications will not be issued as patents. In addition, our patents may be found to be invalid or unenforceable. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

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

If our stockholders do not approve the amendment to our certificate of incorporation, we may be in default under the terms of the Restated Financing Agreement, as amended by the Forbearance Agreement.

At our next meeting of stockholders, we will seek stockholder approval of an amendment to increase the total number of authorized shares of common stock available for issuance from 275,000,000 to 650,000,000 (the “Amendment”).  Under the Forbearance Agreement, if stockholder approval of the Amendment is not so obtained, we will be required to call a stockholders meeting every four months to seek approval of the Amendment until the date on which such approval is obtained.  This undertaking will be costly and will distract management from the business of running Unigene.  We were required under the Forbearance Agreement to hold our next meeting of stockholders no later than January 21, 2013.  As a result of not having held such meeting, the Company is in default of this provision.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

In addition, in the event the Amendment is not approved by the stockholders, we will not have a sufficient number of shares of common stock authorized and available for issuance upon conversion of the Notes.  Pursuant to the terms of the Notes, if for any reason, the holders have not received all of the shares of Common Stock issuable to the Lenders upon conversion of the Notes prior to the third business day after Unigene has received a notice for conversion of the Notes, such failure will result in an event of default under the Restated Financing Agreement as amended by the Forbearance Agreement.  Upon such an event of default, in addition to all other available remedies that the holders of the Notes may pursue under the Notes and the Restated Financing Agreement, as amended by the Forbearance Agreement, we are required to pay certain additional damages to such holders for each day after the date on which such conversion is not timely effected, as set forth in the Notes.  Furthermore, upon such an event of default, the holders may require Unigene to redeem all or any portion of the Notes at the price equal to the greater of (i) an amount equal to the sum of one hundred fifteen percent (115%) of the outstanding principal amount of the Notes, plus accrued and unpaid interest, plus accrued and unpaid late charges and (ii) an amount equal to the product of (A) the number of shares into which the principal amount and all accrued and unpaid interest outstanding under the Notes may be converted at the time of the default pursuant to the terms of the Notes, multiplied by (B) the market value per share of common stock as determined under the Restated Financing Agreement, as amended by the Forbearance Agreement. Notwithstanding the foregoing, prior to the filing of the Amendment, we are not obligated to issue all of the shares of Common Stock issuable to the Lenders upon conversion of the Notes in excess of the number of shares required to be reserved for issuance under the terms of the Restated Financing Agreement, as amended by the Forbearance Agreement.

We have recommended that the stockholders vote in favor of the Amendment. However, we cannot guarantee if or when the Amendment will be approved by our stockholders. If the Amendment is not approved by our stockholders, we may be in default under the terms of the Forbearance Agreement and the holders could require mandatory redemption as described above.  Such a mandatory redemption would likely leave us with insufficient working capital to operate our business and would likely force us to seek additional financing to fund that redemption and our operations on terms that could be unfavorable and that could materially and adversely affect the interests of our stockholders.  There can be no assurance given that we would have sufficient cash on hand or that we would be able to obtain such additional financing (on any terms) to fund the mandatory redemption.

We may be unable to retain key employees and members of our board of directors or recruit additional qualified personnel.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical, production and managerial personnel. There is intense competition for qualified personnel in our business. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business.  To promote the retention of our employees and directors, and to motivate them, on September 20, 2012, the board of directors approved the issuance of retention stock option grants outside of our existing equity compensation plan to all of the existing employees and directors (except Richard Levy).  There is no guarantee that these grants will serve to prevent our employees, including our key employees, or directors from resigning. Our financial position may not allow us to pay competitive compensation. The loss of the services of existing personnel or members of our board of directors, as well as the failure to recruit additional key personnel in a timely manner, could harm our programs and our business.

We may not be able to renew our Directors and Officers insurance policy, as well as our other insurance policies, including our product liability insurance policy.

As a result of our financial condition, including lack of liquidity, we may not be able to renew our existing insurance on terms that are acceptable to us, if at all.  If we are unable to maintain adequate insurance coverage this would have a material adverse effect on our ability to sustain operations.  Furthermore, if we do not have an effective Directors and Officers insurance policy, it will be extremely difficult to attract qualified directors and officers.

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

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.           Defaults Upon Senior Securities

As a result of not having made the three installment payments of $150,000 to our Founders due in July, August and September 2012 pursuant to a settlement agreement, as of October 1, 2012, the installment payments are due currently and we are obligated to pay default interest at the rate of 15% on the total of the past due installment payments of $450,000, such default interest being retroactive to the original due dates of each installment. Additionally, we did not make contractually required payments for vacation pay and deferred compensation due on October 11, 2012 and November 13, 2012 to two of the Founders in the aggregate amount of $300,000, and as a result, this balance is due currently and will accrue default interest at the rate of 3%.  On December 21, 2012, the terms of the settlement agreement were amended and all past due payments were deferred until June 2013.  See Note G of the notes to the financial statements contained herein for additional information regarding the terms of the amended settlement agreement.

Item 4.           Mining Safety Disclosures

Not Applicable

Item 5.           Other Information

On November 9, 2012, we announced on Current Report on Form 8-K and Form 12b-25 that we would delay, for a short period, the filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 due on November 9, 2012.  This delay was due to the temporary inability to access our corporate headquarters and electronic data due to the impact of Hurricane Sandy.  On November 14, 2012, the United States Securities and Exchange Commission issued Release No. 68224, which extended the quarterly reporting deadline for entities adversely impacted by Hurricane Sandy during this period to November 21, 2012.   On November 23, 2012, we announced on Form 12b-25 (and previously disclosed on Current Report on Form 8-K filed on November 20, 2012) that we had identified a potential issue in our historic methodology of accounting for a non-cash embedded derivative liability related to our senior secured convertible notes issued on March 16, 2010. As a result, the Company was unable to finalize and file its Form 10-Q within the extended filing deadline provided for by the U.S. Securities and Exchange Commission of November 21, 2012. See Notes B and H of the notes to the financial statements contained herein for additional information regarding the agreements with Victory Park, the restatement of certain financial statements and the related impact.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

Item 6.           Exhibits

EXHIBIT INDEX
Exhibit No.	Document Description
3.1
Certificate of Incorporation of Unigene Laboratories, Inc., dated October 31, 1980, as filed with the Secretary of State in the State of Delaware on November 3, 1980, and all amendments thereto through June 15, 2006 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

3.2
Certificates of Amendment to Certificate of Incorporation of Unigene Laboratories, Inc., dated June 16, 2010, as filed with the Secretary of State in the State of Delaware on June 16, 2010 (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

3.3	Amended By-Laws of Unigene Laboratories, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
3.4	Amendment No. 1 to the By-Laws of Unigene Laboratories, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 7, 2012).
4.1
Rights Agreement between Unigene Laboratories, Inc. and Registrar and Transfer Company, dated December 20, 2002 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 23, 2002).

4.2	Amendment to Rights Agreement, dated March 16, 2010 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 17, 2010).
4.3	Second Amendment to Rights Agreement, dated September 21, 2012 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 26, 2012).
4.4	Specimen Certificate for Common Stock, par value $.01 per share (incorporated by reference from Exhibit 3.1.1 to the Registrant’s Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).
10.1
Employment Agreement dated September 5, 2012 between Unigene Laboratories, Inc. and Gregory Mayes (incorporated by reference from Exhibit 10.91 to the Company’s Registration Statement on Form S-1 filed October 19, 2012).

10.2	Form of 2012 Key Employee Performance and Incentive Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2012).
10.3	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 3, 2012).
10.4
Employment Agreement dated September 27, 2012 between Unigene Laboratories, Inc. and Brian Zietsman (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 3, 2012).

10.5
Stock Option Agreement dated September 27, 2012 between Unigene Laboratories, Inc. and Brian Zietsman (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 3, 2012).

10.6
Employment Agreement dated September 27, 2012 between Unigene Laboratories, Inc. and Nozer Mehta (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 3, 2012).

10.7
Forbearance Agreement and First Amendment to Amended and Restated Financing Agreement, dated as of September 21, 2012, by and among the Company, the Lenders and Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2012).

10.8
Senior Secured Convertible Note, reissued by Company as of September 24, 2012 in favor of VPC Intermediate Fund II (Cayman), L.P. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2012).

10.9
Senior Secured Convertible Note, reissued by the Company as of September 24, 2012 in favor of VPC Fund II, L.P. (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 26, 2012).

10.10
Senior Secured Convertible Note, reissued by the Company as of September 24, 2012 in favor of Victory Park Credit Opportunities Intermediate Fund, L.P. (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 26, 2012).

10.11
Senior Secured Convertible Note, reissued by the Company as of September 24, 2012 in favor of Victory Park Credit Opportunities,
L.P. (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 26, 2012).

10.12
Senior Secured Convertible Note, issued by the Company as of September 21, 2012 in favor of VPC Fund II, L.P. (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 26, 2012).

10.13
Second Amended and Restated Registration Rights Agreement, dated as of September 21, 2012, by and among the Company and the Lenders (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 26, 2012).

10.14
Indemnification Agreement dated September 21, 2012 between the Company and Richard N. Levy (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 26, 2012).

10.15
Patent Security Agreement, dated September 21, 2012 by the Company in favor of Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed September 26, 2012).

10.16
Trademark Security Agreement, dated September 21, 2012 by the Company in favor of Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K filed September 26, 2012).

10.17
Form of Indemnification Agreement dated September 21, 2012 between the Company and various directors (incorporated by reference from Exhibit 10.11 to the Company’s Current Report on Form 8-K filed September 26, 2012).

10.18
Separation Agreement dated September 28, 2012 between Unigene Laboratories, Inc. and Jenene Thomas (incorporated by reference from Exhibit 10.110 to the Company’s Registration Statement on Form S-1 filed October 19, 2012).

10.19	Letter Agreement dated December 21, 2012 the Company and the Jaynjean Levy Family Limited Partnership, Warren P. Levy and Ronald S. Levy
31.1	Certification by Ashleigh Palmer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian Zietsman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ashleigh Palmer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Brian Zietsman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Management contract or compensatory plan.
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Unigene Laboratories, Inc.	Form 10-Q – Period Ended September 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIGENE LABORATORIES, INC.
(Registrant)

Date: January 31, 2013	By:	/s/Ashleigh Palmer
Ashleigh Palmer, Chief Executive Officer
Principal Executive Officer

Date: January 31, 2013	By:	/s/ Brian Zietsman
Brian Zietsman, Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer