Form 10-K
period 2012-12-31
UNIGENE LABORATORIES INC
filed 2013-03-15
CIK 352747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of June 30, 2012 was approximately $24,862,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value, 95,978,952 shares as of February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to Unigene’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in the items captioned “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or activities of our business, or industry results, to be materially different from any future results, performance or activities expressed or implied by the forward-looking statements. These factors include: general economic and business conditions, our financial condition and doubt about our prospects as a going concern, defaults under agreements with our lenders, product sales and royalties, competition, our dependence on other companies to commercialize, manufacture and sell products using our technologies, the uncertainty of results of animal and human testing, the risk of product liability and liability for human trials, our dependence on patents and other proprietary rights, dependence on key management officials, the availability and cost of capital, the availability of qualified personnel, changes in, or the failure to comply with, governmental regulations, the failure to obtain regulatory approvals for our products, litigation, and other factors discussed in this Form 10-K.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K in each case as amended and restated.

Item 1.              Business

OVERVIEW

Unigene Laboratories, Inc., a biopharmaceutical company, was incorporated in the State of Delaware in 1980. Our single business segment focuses on the research, production and drug delivery of small proteins, referred to as peptides, for therapeutic use. We have patented oral and nasal drug delivery technologies that have been shown to deliver therapeutically useful amounts of various peptides into the bloodstream, as well as manufacturing technologies for producing certain natural therapeutic peptides cost-effectively. Collectively, we brand our patented therapeutic peptide drug delivery and manufacturing technologies as “Peptelligence™”. We have three operating locations: administrative and regulatory offices in Boonton, New Jersey; a laboratory research facility in Fairfield, New Jersey; and a pharmaceutical production facility in Boonton, New Jersey.

STRATEGY

Our three-step strategic intent is focused on: maintaining available cash for operations by prudent cash conservancy and increasing cash through incremental revenue generation; as resources permit, retiring or restructuring debt and selectively investing in the advancement of existing core development programs; and maximizing shareholder value by exploiting the full potential of our  Peptelligence™ platform.

We are pursuing this strategic intent and, for marketing purposes only, we have focused our resources into two strategic business units: Unigene Biotechnologies and Unigene Therapeutics.

Peptides are a rapidly growing therapeutic class with more than 150 programs currently in active development throughout the industry. To date, more than fifty peptide-based therapeutics have reached the market. Our goal is to see our Peptelligence™ platform, which represents a distinctive set of capabilities, technologies and assets, incorporated into as many therapeutic peptide programs as possible, as they advance through development towards commercialization.

Our Peptelligence™ encompasses extensive intellectual property covering drug delivery and manufacturing technologies, therapeutic peptide research and development expertise, and proprietary know-how. Our core Peptelligence™ assets include proprietary oral and nasal therapeutic peptide drug delivery technologies, and proprietary, high-yield, scalable and reproducible recombinant manufacturing technologies.

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

Our first product to market, Fortical®, a nasal calcitonin product, received approval from the United States Food and Drug Administration (FDA) in 2005 and is marketed in the United States by Upsher-Smith Laboratories, Inc. (USL) for the treatment of postmenopausal osteoporosis. Other product development programs include oral calcitonin licensed to Tarsa Therapeutics, Inc. (Tarsa), which has completed Phase 3 testing for the treatment of osteoporosis, and oral parathyroid hormone (PTH), which has successfully completed Phase 2 clinical studies for the treatment of osteoporosis.  Our oral PTH license with GlaxoSmithKline (GSK) was terminated in December 2011, after we received notification from GSK of its decision not to proceed with the program.  As a result, we regained the exclusive worldwide rights to the oral PTH program and are currently seeking a new licensee for advanced development and commercialization.

On July 20, 2012 the European Medicines Agency (EMA) issued a press release calling for the curtailment of calcitonin product usage in treating osteoporosis. The EMA concluded that there was evidence of a small increased risk of cancer with long-term use of calcitonin medications approved and commercially available in Europe since 1973. Subsequently, other health authorities (including Health Canada) also announced that they were reviewing the calcitonin data to determine whether to follow suit. On March 5, 2013, the FDA held an advisory committee meeting to discuss whether the overall benefit-risk assessment of calcitonin salmon products supports their continued marketing for the treatment of post-menopausal osteoporosis.  The advisory committee concluded that the benefits of salmon calcitonin products, including Fortical, do not outweigh the potential risks associated with their use and as a result, should not continue to be broadly marketed.  Additionally, it was recommended that fracture prevention data be required for the approval of new calcitonin products in development for osteoporosis prevention and treatment, such as the oral calcitonin product being developed by Tarsa.  The FDA will assess the recommendations and may or may not concur with the advisory committee.  The FDA has not yet issued a response to the advisory committee recommendations. The Company believes that the advisory committee recommendations will have a material adverse impact on the Company’s financial condition and operations by potentially delaying, reducing or eliminating sales and royalties on Fortical, limiting or eliminating the value of current calcitonin development projects and limiting the potential value of our investment in Tarsa.

Unigene Biotechnologies Business Unit

We are expanding our Peptelligence™ platform of therapeutic peptide oral drug delivery and manufacturing capabilities, technologies and assets with the goal of establishing a portfolio of licensed co-development partnerships. We plan to generate near-term revenue from fee-for-service feasibility studies and establish a solid foundation for potential high-value milestone license fees and royalties. We hope to apply our Peptelligence™ platform to as many therapeutic peptide development programs as possible and assist our partners in the co-development of those therapeutic peptides through advanced clinical testing, regulatory approval and commercialization.

Unigene Therapeutics Business Unit

Unigene Therapeutics constitutes our own pipeline of proprietary therapeutic peptide drug development programs focused on metabolic disease and inflammation. Currently, we are concentrating our therapeutic peptide drug development expertise on our proprietary pre-clinical anorexigenic peptide UGP281 for obesity.

In 2009, we licensed our advanced clinical-stage proprietary oral calcitonin formulation to Tarsa, a venture capital financed company founded exclusively to complete Phase 3 clinical testing and prepare our proprietary oral calcitonin formulation for commercialization. We currently own approximately 16% of Tarsa on a fully-diluted basis, subject to liquidating preferences and possible future dilution.  On March 24, 2011, we announced that statistically significant top-line results from Tarsa’s Phase 3 ORACAL study of oral calcitonin for postmenopausal osteoporosis validate our proprietary oral peptide drug delivery technology.  The ORACAL study achieved its primary endpoint that was agreed with the FDA through a formalized Special Protocol Assessment (“SPA”) process.  Tarsa was also the sponsor of a Phase 2, 48-week, oral calcitonin trial for prevention of bone loss in postmenopausal women with low bone mass.  On September 19, 2011, we announced that Tarsa presented positive Phase 3 data from its ORACAL trial of OSTORATM during the annual American Society for Bone and Mineral Research (ASBMR) 2011 meeting.  The data demonstrated that OSTORATM achieved all of the efficacy endpoints in the trial and indicated that the safety profile of OSTORATM did not substantially differ from nasal calcitonin or placebo. We announced in April 2011 that Tarsa had selected Unigene to conduct the stability testing for its oral calcitonin and has agreed to pay $1,040,000 for these services.  The stability testing results will be included in Tarsa’s NDA to be filed with the FDA. Tarsa has not provided an update on when it expects to file a New Drug Application (NDA) submission for oral calcitonin since the July 2012 EMA announcement regarding the curtailment of calcitonin product usage in Europe.  The recommendations of the March 5, 2013, FDA advisory committee meeting regarding the risks and benefits of calcitonin products will impact Tarsa’s business and our investment in Tarsa.

On November 9, 2011, we announced positive top-line results of our Phase 2 clinical study evaluating an experimental oral PTH analog for the treatment of osteoporosis in 93 postmenopausal women. The study achieved its primary endpoint of a statistically significant percent change in BMD from baseline. The full results of the successful trial were published online in December 2012, by Bone, the Official Journal of the International Bone and Mineral Society.  We sponsored the Phase 2 study as part of our now terminated exclusive worldwide license agreement with GSK. We are actively seeking a new licensing partner for the oral PTH program as we do not currently possess the resources to advance this candidate.

In February 2011, we announced plans to accelerate the development of our lead proprietary anorexigenic therapeutic peptide, UGP281. An anorexigenic peptide is one that diminishes or controls appetite and offers potential therapeutic benefit to clinically obese patients. This program is currently completing pre-clinical development and toxicology studies, following which we intend to prepare and file an Investigational New Drug (IND) application with the FDA to begin human clinical testing.

In October 2011, we announced our decision to establish a Joint Development Vehicle with Nordic Bioscience to progress up to three of our internally developed, proprietary therapeutic peptide analogs through Phase 2 proof-of-concept in humans for the treatment of Type 2 diabetes, osteoarthritis and osteoporosis. In August 2012, we further announced the preliminary selection of our lead compound for the Type 2 diabetes indication (UGP302). (See Note 13 to the audited financial statements for a more detailed description).

During 2010, our Annexin 1 analog and Site-Directed Bone Growth (SDBG) programs were put on hold to conserve cash. In September 2011, we sold our SDBG program by assigning seven patent applications to Kieran Murphy, LLC. In addition, in connection with this sale, we terminated an Exclusive License Agreement and Consulting Agreement with Kieran Murphy, LLC, as well as a License Option Agreement and Research Agreement with Yale University. In exchange for the assignment of the patents and patent applications, we will receive sales royalties and future licensing revenue and/or a percentage of all considerations received upon the subsequent sale of the SDBG patent portfolio by Kieran Murphy, LLC.  (See Note 12 to the audited financial statements for a more detailed description.)

Scientific Accomplishments

Among our major accomplishments are:

·
Development, Licensing and Commercialization of Proprietary Technology for Nasal Delivery. We have developed and patented Fortical, our nasal calcitonin formulation that, in human studies, demonstrated similar blood levels to a competitor’s existing nasal calcitonin product and also demonstrated a comparable decrease in bone loss as measured by several industry-accepted blood markers and a comparable increase in bone mineral density. During 2002, we licensed U.S. rights to our nasal calcitonin product, Fortical, to USL. Fortical was approved by the FDA in August 2005. This was our first product approval in the United States. The launch of Fortical has resulted in sales to and royalty payments from USL.

·
Development and Licensing of Proprietary Technology for Oral Delivery. We have developed and patented oral formulations that have successfully delivered therapeutically relevant quantities of both calcitonin and PTH into the bloodstreams of human subjects in studies performed by us and our collaborators. We believe that the components of our patented oral formulations may also enable the drug delivery of other therapeutic peptides and we have initiated animal studies to investigate this possibility in collaboration with co-development partners.   Over the past 24 months, we successfully demonstrated the successful oral absorption of more than seven other therapeutic peptides provided to our Biotechnology Business Unit by co-development partners.

·
Oral PTH Program: During 2001, we reported successful oral drug delivery in animal studies of various peptides, including PTH for the treatment of osteoporosis and insulin for the treatment of diabetes. During 2004, a Phase 1 study for oral PTH was successfully completed.  In November 2011, we announced positive top-line results of our oral PTH Phase 2 study. In December 2011, we terminated the then existing agreements with GSK. The termination of this agreement followed notification by GSK of its decision not to proceed with advanced development based on its internal evaluation criteria. As a result, we regained the exclusive worldwide rights to our oral PTH program with no financial obligations to GSK.  We intend to seek a licensing and co-development partnership to continue the development of our oral PTH program.

·
Oral Calcitonin Program: During 2007, a short-term human study for oral calcitonin was initiated by us and successfully concluded.   In February 2008, we conducted a Phase 1/2 clinical study for oral calcitonin. The tablets used in these studies utilized an improved solid dosage formulation incorporating Unigene’s oral drug delivery technology for which a patent application has been filed. During 2009, we initiated a Phase 3 human study for our oral calcitonin formulation and licensed this program to Tarsa. The study was fully enrolled in the first quarter of 2010 and completed in the first quarter of 2011.  In March 2011, Tarsa announced positive top-line results for the oral calcitonin Phase 3 study.

·
Development and Licensing of a Proprietary Peptide Production Process. One of our principal scientific accomplishments is our successful development of a highly efficient recombinant technology based natural therapeutic peptide manufacturing process. Several patents relating to this process have been issued. We believe this proprietary process to be a key to the more efficient and economical commercial production of natural therapeutic peptides. Many of these peptides are unable to be produced at a reasonable cost and in sufficient quantities for human clinical testing or commercial use via currently available synthetic production processes. We have constructed, and are operating, a manufacturing facility incorporating this process, which is capable of producing PTH and calcitonin active pharmaceutical ingredients, and we have also produced laboratory-scale quantities of several other peptides. In 2004, we licensed worldwide rights to our patented manufacturing technology to Novartis for the production of calcitonin and manufactured the active pharmaceutical ingredient for both our oral calcitonin and oral PTH clinical trials.

Partnerships
·
Upsher-Smith Laboratories License Agreement. In November 2002, we signed an exclusive U.S. licensing agreement to market Fortical with USL for a value before royalties of $10,000,000. We received the $10,000,000 from 2002 through 2005.  Fortical, our patented nasal formulation of calcitonin for the treatment of osteoporosis, was approved by the FDA and launched by USL in August 2005. We are responsible for manufacturing the product and USL labels and packages the final drug product and distributes it nationwide. Royalty revenue, computed in a range from the transfer price of product to USL to a royalty rate in the mid-thirties depending on the circumstances, is earned on net sales and is recognized in the period Fortical is sold by USL. Future sales and royalties are contingent upon many factors, including competition, pricing, marketing and acceptance in the market place and, therefore, are difficult to predict. In July 2006, we and USL jointly filed a lawsuit against Apotex for infringement of our Fortical patent. We are seeking a ruling that Apotex’s ANDA and its corresponding nasal calcitonin product infringe our Fortical patent and its ANDA should not be approved prior to the expiration date of our Fortical patent. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval. In December 2008, Apotex and Sandoz launched nasal calcitonin products that are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product that is generic to Novartis’ nasal calcitonin product. Certain providers have substituted Fortical prescriptions with these products, causing Fortical sales and royalties to decrease substantially. Our agreement with USL is subject to certain termination provisions. We are currently dependent on USL to market and distribute Fortical and to provide a very significant portion of our revenue. The loss of USL as a licensee would have a material adverse effect on our business (see Note 22 to the audited financial statements for a more detailed description of the USL license agreement and Item 3. Legal Proceedings for a more detailed description of the current legal proceedings with Apotex).

·
Tarsa License Agreement. In October 2009, we licensed our Phase 3 oral calcitonin program to Tarsa, a private company formed by a syndicate of three venture capital funds specializing in the life sciences: MVM Life Science Partners; Quaker BioVentures; and Novo A/S. Simultaneously, Tarsa announced the closing of a $24,000,000 Series A financing from venture capital syndicate. In consideration for our sale to Tarsa of an exclusive license for the oral calcitonin program, we received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa. We are also eligible to receive milestone payments based on the achievement of certain sales benchmarks, as well as royalties, at rates in the single digits, on product sales. The Tarsa license agreement is subject to certain termination provisions, including Tarsa’s insolvency or material breach, or in certain circumstances where Tarsa has ceased development and commercialization activities of the licensed product. Tarsa may terminate this agreement in the event of our insolvency, material breach or, in certain circumstances, without cause.  Under the license agreement, Tarsa is responsible for the costs of the global Phase 3 clinical program that was initiated in 2009. During 2012, we earned approximately $1,159,000 in revenue for providing testing and development services to Tarsa (See Notes 10 and 22 to the audited financial statements for a more detailed description).

·
Novartis Agreement. In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide recombinant manufacturing process. Through December 31, 2012, an aggregate of $13,700,000 has been received from Novartis under this agreement, including calcitonin purchases and a $5,500,000 milestone payment that we received in 2007 for the initiation of their oral calcitonin Phase 3 program for osteoporosis. There were no milestones achieved or additional calcitonin purchases in 2012 or 2011 and do not anticipate the achievement of additional milestones in the future. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our proprietary process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our then current production capacity. Calcitonin produced by Sandoz was being used by Novartis in its Phase 3 clinical trials. Subsequently, Novartis has stated that it will not pursue further clinical development of oral calcitonin. This agreement may be terminated by either party due to a material breach not cured within 60 days or due to insolvency or bankruptcy proceedings not dismissed within 60 days and for other customary events of default (see Note 22 to the audited financial statements for a more detailed description).

Other License or Distribution Arrangements. To expand our product pipeline, we perform feasibility studies for prospective partners on a fee-for-service basis. In addition, we are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for our products and technologies. During 2012, we provided clinical supply material to Cara Therapeutics for its Phase 1 program, as well as to Stealth for its Phase 1 program.  In November 2012 we entered into a definitive license agreement to develop an oral formulation of Tarix’s TXA 127. No upfront money was received on execution of the license. Unigene will however receive a percentage of revenues, if any, derived from direct sales. However, we may not be successful in entering into subsequent license agreements with these and other parties, achieving milestones under our current agreements, obtaining regulatory approval for our products or licensing any of our other products for advanced stage development and commercialization.

We operate as a single business segment and our revenue for the last three years, including product sales, royalties, licensing revenue and development services, has primarily been pursuant to our current and former agreements with GSK, USL, Novartis and Tarsa, all of which are primarily U.S. sources of revenue.

Revenue from Licensees:

	2012	2011	2010
GSK	0%	57%	2%
USL	56%	27%	73%
Novartis	11%	6%	12%
Tarsa	12%	6%	9%
Other revenue	21%	4%	4%

The GSK license agreement terminated in December 2011.

For information regarding revenue, losses and total assets, please see our Selected Financial Data in Part II, Item 6 of this report.

Competition

Our primary business activity is biotechnology research and development.  Our calcitonin and PTH analog products have potential applications in the treatment of osteoporosis. Biotechnology research is highly competitive, particularly in the field of human health care. We compete with specialized biotechnology and biopharmaceutical companies, major pharmaceutical and chemical companies, universities and other non-profit research organizations, many of which can devote considerably greater financial resources than we can to research activities. Generic versions of Novartis’ nasal calcitonin product were launched by Apotex, Sandoz and Par in 2008 and 2009 and, as a result, certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease substantially. There could also be future competition from products that are directly generic to Fortical. In July 2006, we and USL jointly filed a lawsuit against Apotex for infringement of our Fortical patent. We received a ruling that Apotex’s abbreviated NDA, or ANDA, and its nasal calcitonin product infringe our Fortical patent and the Apotex ANDA cannot be approved before the expiration date of the Fortical patent. This ruling is under appeal with the United States Trademark and Patent Office.  In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval (see Item 3. Legal Proceedings for a more detailed description of the current legal proceedings with Apotex).

Fortical currently faces competition from large pharmaceutical companies that produce other osteoporosis products and, if any of our other products receive regulatory approval, these other products would also face competition from such large pharmaceutical companies that have substantially greater financial resources, research and development staffs and facilities, and regulatory experience than we do. A major pharmaceutical company has conducted studies with a different analog of PTH to ours demonstrating the ability to build new bone and has successfully launched an injectable PTH product in the U.S. and internationally that would compete with our PTH analog if ours was to be developed and launched by a partner. Major companies in the field of osteoporosis treatment include Novartis, Merck, Eli Lilly and Sanofi-Aventis. Our success will further depend on our ability to obtain adequate funding and on developing, testing, protecting, producing and marketing products and obtaining their timely regulatory approval. However, any of our competitors could, at any time, develop products or a manufacturing process that could render our technology or products noncompetitive or obsolete.

Product Manufacture

We have been producing calcitonin since 1992. We constructed a facility that complies with current good manufacturing practice guidelines, or cGMP, for the production of calcitonin at leased premises located in Boonton, New Jersey. The facility began producing calcitonin under cGMP guidelines in 1996. During 2008, we implemented refinements to our manufacturing process which improved our productivity and efficiency. We believe that our facility’s current capacity is sufficient to support expected Fortical sales. The facility also contains a filling line to fill and label Fortical. The facility is no longer producing our proprietary amidating enzyme for use in producing calcitonin as well as PTH. However, we have been able to maintain the cGMP status of the facility and the ability to manufacture peptides at that location. Most of the raw materials we use in our peptide production process are readily available in sufficient quantities from a number of sources. However, certain raw materials have a single supplier. For example, for Fortical production, the pumps currently used are purchased by USL from a single source.

Although our facility currently is devoted primarily to calcitonin and Fortical production, it also is suitable for producing other peptide products and has been the site of active pharmaceutical ingredient (API) manufacture for our PTH analog and proprietary anorexigenic peptide. The facility can be modified to increase peptide production capacity. Because we manufacture peptides for human use, the FDA, European health authorities and our licensing partners have all inspected our facility at various times. We hosted a successful FDA inspection in October 2011.  However, there is always the risk that our operations might not remain in compliance or that approval by required regulatory agencies will not be obtained.

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

Patents and Proprietary Technology

We have filed a number of applications for U.S. patents relating to our proprietary peptide manufacturing process and our delivery technologies. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2030. To date, the following twenty three U.S. patents are currently in force:

·	ten patents covering improvements in our manufacturing technology;

·	three patents covering the amidation technology;

·	six patents covering oral delivery of peptides;

·	two patents covering our nasal calcitonin formulation; and

·	two patents covering our obesity technology.

We believe that our manufacturing patents give us a competitive advantage in producing natural therapeutic peptides cost-effectively and in large quantities, because they cover a highly efficient bacterial fermentation process for producing peptides.

We also believe that our oral delivery patents give us a competitive advantage in enabling us to develop peptide products in oral forms, because they cover various proprietary formulations enabling the reliable delivery of significant quantities of therapeutic peptides into the bloodstream. Peptides are small proteins that get broken down in the digestive system. Most commercial therapeutic peptide products are currently available only in injectable or nasal spray formulations.

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

Other patent applications are pending. We also have made filings in selected foreign countries, and eighty one foreign patents have issued. However, our pending applications may not issue as patents and our issued patents may not provide us with significant competitive advantages. Furthermore, our competitors may independently develop or obtain similar or superior technologies.

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

Employees

As of February 28, 2013, we had 53 full-time employees. 22 were engaged in research, development and regulatory activities, 20 were engaged in production activities and 11 were engaged in general, administrative and support functions. Our scientific employees have expertise in molecular biology, including DNA cloning, synthesis, sequencing and expression; protein chemistry, including purification, amino acid analysis, synthesis and sequencing of proteins; pharmaceutical development and formulation; immunology, including tissue culture, monoclonal and polyclonal antibody production and immunoassay development; chemical engineering; pharmaceutical production; quality assurance; regulatory affairs and quality control. None of our employees are covered by a collective bargaining agreement.

Research and Development

We have established a multi-disciplinary research team to adapt proprietary amidation, biological production and oral and nasal delivery technologies to the development of proprietary products and processes. Approximately 79% of our employees are directly engaged in activities relating to production of, regulatory compliance for, and the research and development of pharmaceutical products. We expensed $5,300,000 on research and development activities in 2012, $9,000,000 on research and development activities in 2011 ($4,300,000 related to oral PTH) and $6,400,000 on research and development activities in 2010.

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

Risk Related to Our Financial Condition

The audit opinion on our financial statements contains a going concern modification.

Our independent registered public accounting firm has added a paragraph to their opinion issued in connection with their audit of the financial statements as of and for the year ended December 31, 2012 that emphasizes conditions that raise substantial doubt about Unigene’s ability to continue as a going concern. Unigene’s ability to generate additional revenue or obtain additional funding will determine its ability to continue as a going concern for a reasonable period of time. Unigene’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to run out of cash by March 31, 2013 and require an immediate infusion of capital to sustain our operations; our ability to secure additional cash is uncertain.

We had cash flow deficits from operations of $3,177,000 for the year ended December 31, 2012, $6,766,000 for the year ended December 31, 2011 and $1,669,000 for the year ended December 31, 2010.  Our cash and cash equivalents totaled approximately $3,813,000 on December 31, 2012.  Based upon management’s projections, we believe our current cash will only be sufficient to support our current operations through approximately March 31, 2013.  Therefore, we need additional sources of cash in order to maintain all or a portion of our operations.  We may be unable to raise, on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to close our facilities and cease our operations.  If we are unable to resolve outstanding creditor claims, we may have no other alternative than to seek protection under available bankruptcy laws. Even if we are able to raise additional capital, we will likely be required to limit some or all of our research and development programs and related operations, curtail development of our product candidates and our corporate function responsible for reviewing license opportunities for our technologies.

If we are able to raise capital, our future capital requirements will depend on many factors, including:

·	the scope of operations we are able to maintain, including manufacturing capabilities;

·	our ability to engage new partners for fee-for-service feasibility studies and licensing agreements;

·	the level of Fortical sales, particularly in light of new and potential competition and the outcome of the March 5, 2013 meeting of an FDA advisory committee regarding calcitonin;

·	the generation of revenue, if any, from our Tarsa agreement;

·	our ability to undertake discovery and research programs and the scientific progress in any such programs;

·	our ability to progress preclinical studies and clinical trials and the outcome and timing of any such trials;

·	our ability to undertake discovery, research and development programs and the success of any such programs;

·	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

·	our partners’ ability to successfully develop, sell and market products utilizing our technologies;

·	the time and costs involved in obtaining regulatory approvals;

·	the time and costs involved in maintaining our production facility;

·	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims including our current litigation regarding Apotex’s ANDA; and

·	our ability to acquire or license new technologies and products.

We have incurred substantial costs and could face additional material costs related to a financial restatement and a material weakness in our internal controls.

In response to the accounting associated with an embedded derivative liability associated with our March 2010 senior secured convertible notes, our Audit Committee undertook an investigation into our practices and determined, in conjunction with management, that we needed to restate certain prior period financial statements and amend related disclosure. As a result, we:

·	filed a statement on Form 8-K that disclosed that certain of our previously filed financial statements should no longer be relied upon;
·
delayed the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2012, which caused or precipitated various defaults under our financial agreement with Victory Park and affiliates;

·	incurred materially increased professional fees; and
·
are subject to the possibility of future investigations, litigation or other actions, such as shareholder activism, arising out of the restatement, which would further increase our costs and expenses and consume management time, and could lead to fines, penalties, settlements or damages.

These matters have had, and could continue to have, an adverse effect on our financial condition.

We are required to make payments under the Victory Park promissory notes in the principal amount of $47,816,609, plus accrued interest.

We owe an aggregate principal amount of $47,816,609, plus accrued interest of $5,623,898 as of December 31, 2012, on various promissory notes payable to Victory Park affiliates that become due on September 21, 2013.  Notwithstanding the maturity dates of such promissory notes, we are currently in default under such promissory notes.  As a result, Victory Park could accelerate our payment obligations in accordance with the terms of the notes and related finance agreement.  We do not currently have sufficient cash to repay these notes.  We may not be able to generate sufficient cash from operations or from other sources in order to make the payments when due.

We are required to make payments under the Levy loans in June 2013.

We owe an aggregate original principal amount of $14,438,000 on notes payable to the founding Levy family. As of December 31, 2012, principal and interest on these notes aggregated $23,433,000.  We do not currently have sufficient cash to repay these notes.  We may not be able to generate sufficient cash from operations or from other sources in order to make the payments when due in June 2013.  If we do not make the required payments when due, we will be in default under the terms of the applicable notes.

We have significant historical losses and expect to continue to incur losses for the foreseeable future.

We have incurred annual losses since our inception, and we may never achieve profitability. At December 31, 2012, we had an accumulated deficit of approximately $216,627,000. Our gross revenues for the years ended December 31, 2012, 2011 and 2010 were $9,438,000, $20,508,000 and $11,340,000, respectively. Our revenues have not been sufficient to sustain our operations. Our revenues for the years ended December 31, 2012, 2011 and 2010 consisted primarily of Fortical sales and royalties, licensing revenue and Peptelligence™ revenue. As of December 31, 2012, we had one material revenue generating license agreement and one material revenue generating agreement fee-for-service feasibility studies.  We believe that to achieve profitability we will require the successful commercialization of our licensees’ oral or nasal calcitonin products (which will likely be impacted by the recommendations of the March 5, 2013 FDA advisory committee meeting regarding calcitonin), our oral PTH product candidate, our obesity program and another peptide product or biotechnology in the U.S. and/or abroad. However, our products, product candidates and technologies may never become commercially successful. For 2012, 2011 and 2010, we had losses from operations of $9,371,000, $3,466,000 and $10,324,000, respectively. Our net losses for the years ended December 31, 2012, 2011 and 2010 were $34,286,000, $7,096,000 and $32,534,000, respectively.

Any material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

In November 2012, we identified a material weakness that resulted in improper accounting for a significant non-routine transaction.  Management has determined that the material weakness was a result of inadequate processes and personnel in place at the time of such transaction to assess the accounting for significant non-routine transactions.  However, prior to the identification of the material weakness, we hired a Chief Financial Officer and a Corporate Controller with relevant industry and accounting expertise to enhance our internal controls over financial reporting.  Additionally, we enhanced our controls related to the preparation of accounting position papers for complex transactions and, where appropriate, management seeks the advice of qualified outside consultants on accounting matters related to the application of U.S. GAAP to complex, non-ordinary course transactions and in other instances as warranted.  As a result of the material weakness, management determined that we did not maintain effective internal control over financial reporting during certain prior periods. The existence of one or more material weaknesses or significant deficiencies could result in future errors in our financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain financing or to operate our business, or obtain financing on favorable terms, could be materially and adversely affected, which, in turn, could further materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

Risks Related to Our Business

An FDA advisory committee's recent review of calcitonin products will negatively impact our operations.

On July 20, 2012, the EMA issued a press release concerning the marketability of approved calcitonin products in Europe, concluding there was evidence of a small increased risk of cancer with long-term use of current calcitonin medications approved and commercially available in Europe since 1973, and calling for curtailment of calcitonin usage.  In November 2012, following an appeal of their earlier recommendation, the EMA announced that it had reconfirmed its original conclusion that the benefits of calcitonin-containing medicines do not outweigh their risks in the treatment of osteoporosis and that they should no longer be used for this condition.  Subsequently, other health authorities, including, Health Canada, announced that they were reviewing the calcitonin data to determine whether to follow suit.  On March 5, 2013, the FDA held an advisory committee meeting to discuss whether the overall benefit-risk assessment of calcitonin salmon products supports their continued marketing for the treatment of post-menopausal osteoporosis.  The advisory committee concluded that the benefits of salmon calcitonin products, including Fortical, do not outweigh the potential risks associated with their use and as a result, should not continue to be broadly marketed.  Additionally, it was recommended that fracture prevention data be required for the approval of new calcitonin products in development for osteoporosis prevention and treatment, such as the oral calcitonin product being developed by Tarsa.  The FDA will assess the recommendations and may or may not concur with the advisory committee.  The FDA has not yet issued a response to the advisory committee recommendations. The Company believes that the advisory committee recommendations will have a material adverse impact on the Company’s financial condition and operations.

We licensed to USL our patented nasal formulation of calcitonin for commercialization in the United States and have licensed the development and worldwide commercialization rights (except China) for our Phase 3 oral calcitonin to Tarsa.  The March 5, 2013 FDA advisory committee recommendations could have a significant impact to the Fortical product line and to our investment in Tarsa.  The recommendation will materially adversely affect our finances and operations by potentially delaying, reducing or eliminating sales and royalties on Fortical, limiting or eliminating the value of current calcitonin development projects and limiting the potential value of our investment in Tarsa.  Additionally, the recommendation and the FDA’s response to the recommendation may impact the carrying value of our assets, including fixed assets, inventories and patents, as well as our ability to obtain adequate financing.

As of December 31, 2012, the following events and circumstances indicated that the carrying value of the Company’s long lived assets may not be recoverable: (i) potential impact of the EMA press release; (ii) continuing operating losses; (iii) significant revisions to internal revenue forecasts; and (iv) a significant decline in the Company’s stock price. The Company performed an asset impairment assessment as of December 31, 2012 and this analysis did not result in an impairment charge for the twelve months ending December 31, 2012.  If the FDA were to require the withdrawal of calcitonin medications from the market, it could result in impairment charges to the Company’s fixed assets of up to $1,400,000, to its patents of up to $300,000 and to its inventories of up to approximately $2,000,000 (balances as of December 31, 2012).

We have defaulted under various agreements with Victory Park, including the Amended and Restated Financing Agreement, as amended by the Forbearance Agreement and First Amendment, our senior promissory notes and the amended and restated registration rights agreement.

Our failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2012 as a result of our financial restatement caused an event of default under the Amended and Restated Financing Agreement dated March 16, 2010, among the Company, Victory Park Management, LLC, as administrative agent and collateral agent, and Victory Park Credit Opportunities Master Fund, Ltd., as amended by the Forbearance Agreement and First Amendment to Amended and Restated Financing Agreement, dated as of September 21, 2012, by and among the Company, Agent, Victory Park Credit Opportunities, L.P., VPC Fund II, L.P., VPC Intermediate Fund II (Cayman) L.P., and Victory Park Credit Opportunities Intermediate Fund, L.P.

As of September 21, 2012, we lacked sufficient shares of common stock to deliver all of the shares issuable upon the conversion of the promissory notes held by the Victory Park entities.  Under the restated financing agreement, we are required to obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares to allow for the conversion of the notes in full and until such time as we receive approval to increase the authorized shares, Victory Park has the ability to demand payment in cash for any shortfall in authorized shares upon a notice of conversion. Under the restated financing agreement, we were required to prepare and file proxy materials with the SEC and hold a stockholder meeting no later than January 21, 2013 to increase the number of authorized shares of our common stock.  As a result of the financial restatement and related matters, we have neither completed the required proxy materials nor held a stockholder meeting.

In addition to the foregoing, under the terms of the restated financing agreement with Victory Park, as amended by the forbearance agreement, we are required to trade our common stock on the OTCBB.  However, our common stock now trades on the pink sheets.  Additionally, we must maintain a cash balance in a specified account in excess of $250,000.  We expect to default with respect to such minimum cash requirement as of March 31, 2013.  The restated financing agreement also specifies numerous additional events of default, including without limitation: failure to pay principal or interest; filing for bankruptcy; breach of covenants, representation or warranties; the occurrence of a material adverse effect (as defined in the agreement); a change in control (as defined in the agreement); the failure of any registration statement required to be filed to be declared effective by the SEC and maintain effective pursuant to the terms of the our registration rights agreement with Victory Park (which is described further in the following paragraph); any material decline or depreciation in the value or market price of the collateral.  We may now or in the foreseeable future also be in default under one or more of the additional provisions of the restated financing agreement.

Under the restated financing agreement, for so long as an event of default is continuing, the unpaid principal amount of the promissory notes bears interest at the default interest rate, which is the current interest rate under the agreement plus 3%.  In addition, the lenders have the right, following written notice, to cause us to redeem all or any portion of the notes.  The price for redemption of the notes shall be equal to the greater of (i) an amount equal to the sum of one hundred fifteen percent (115%) of the outstanding principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon, plus accrued and unpaid late charges, and (ii) an amount equal to the product of (A) the number of shares of our common stock into which the principal amount and all accrued and unpaid interest outstanding under the notes to be redeemed may, without giving effect to any limitations set forth in Section 4 of the notes, as of the effective date of conversion (in accordance with the terms of the note), multiplied by (B) the “Weighted Average Price” (as defined in the notes) for one share of our common stock as of such date.  We do not have sufficient cash to redeem the notes.

Pursuant to a Second Amended and Restated Registration Rights Agreement, dated as of September 21, 2012, by and among us and certain selling stockholders affiliated with Victory Park, we agreed to file registration statements to cover the resale by the selling stockholders of certain shares of our common stock issuable from time to time upon the conversion of the notes.  On October 19, 2012, we filed a registration statement on Form S-1 (which has not been declared effective by the SEC) relating to certain shares of our common stock.  We agreed to use our reasonably best efforts to have the registration statement declared effective as soon as practicable, but in no event later than the earlier of (i) the date that is ninety (90) days after the closing date and (ii) the fifth (5th) business day after we are notified by the SEC that the applicable registration statement will not be reviewed or is no longer subject to further review and comment.  On October 31, 2012, we were notified by the SEC that it would not review the registration statement and Victory Park subsequently extended the timing for the registration statement to be declared effective to November 30, 2012.  Notwithstanding such requirements under the agreement and Victory Park’s extension, as a result of the financial restatement and related matters described in this report, we have not requested that the registration statement be declared effective. We also agreed to keep the registration statements effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144 and (ii) the date on which all of the registrable securities covered by such registration statement have been sold.  If a registration statement required to be filed by us is not filed with the SEC on or before the filing deadline or filed with the SEC but not declared effective by the SEC on or before the effectiveness deadline, or on any day after the effective date of the registration statement, sales of all of the registration securities cannot be made (other than during an allowable grace period) pursuant to the registration statement (including because of a suspension or delisting of our common stock on its principal market or a failure to register a sufficient number of shares of common stock), then as partial relief for the damages to any holder of registrable securities we shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of the aggregate value of such holder’s registrable securities required to be included in such registration statement for each 30 day period (pro-rated for periods totaling less than 30 days) until September 21, 2014, excluding for days prior to the date that the convertible notes become convertible, the value of any conversion shares included in such registrable securities.  As a result of our limited resources, we do not expect to be able to complete the required registrations in the near-term.

Our Biotechnologies Business Unit might not be successful.

In September 2010, we announced a realignment of our business and the creation of two new highly focused strategic business units: the Biotechnologies Business Unit and the Therapeutics Business Unit.  We formed the Biotechnologies Business Unit with the intent of expanding our Peptelligence™ platform of peptide oral drug delivery and manufacturing assets and capabilities by (i) generating near-term revenue from fee-for-service feasibility studies, and (ii) entering into license agreements with third parties permitting them to utilize our technology in their drug development efforts.  In 2012, we entered into seven new fee-for-service feasibility study agreements.  Furthermore, in 2012 we were not able to enter into a definitive license agreement based on one of our oral peptide delivery feasibility studies, other than our license agreement with Tarix Pharmaceuticals, which, however did not result in the receipt of an upfront payment.  In the second half of 2012, several of our early stage development partners indicated that, given the funding environment, until they are able to partner, they may not have sufficient discretionary cash resources to satisfy commercially reasonable licensing terms. In addition, certain parties with whom we’ve entered into fee-for-service feasibility studies have decided to extend or expand their current feasibility programs and are not ready to enter into a definitive licensing agreement until their ongoing feasibility studies yield certain desired targets.  While the Company is still actively pursuing opportunities for its Biotechnologies Business Unit, there can be no assurance that the Company will be able to enter into any such agreement.  Even if the Company is able to enter into such agreements, there can be no assurance as to the terms and conditions of any such agreement.  As a result, our Biotechnology Business Unit may not be successful or effectively implemented.  If we are unsuccessful, it could have a material adverse effect on our financial condition, results of operations and cash flow.

Our operations for future years are highly dependent on USL’s successful commercialization of Fortical and could be further impacted by generic or other competition and recent recommendations by an FDA advisory committee.

Fortical is our only product approved by the FDA and is commercialized by USL pursuant to an exclusive license agreement. Any factors that adversely impact the marketing of Fortical including, but not limited to, the recommendations made on March 5, 2013 regarding the use of calcitonin products by an FDA advisory committee, competition, including generic competition and/or product substitutions, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will have a negative impact on our cash flow and operating results. For 2012, compared to 2011, our Fortical sales to USL increased 15% while USL’s Fortical royalties to us decreased 57%.  For 2011, compared to 2010, our Fortical sales to USL decreased 27% while USL’s Fortical royalties to us decreased 46%.   However, our 2012 sales figures for Fortical include approximately $1,255,000 in additional cash in the fourth quarter of 2012 with respect to advanced purchase orders from USL that were previously scheduled for the first quarter of 2013.  Additionally, we were advanced $400,000 from USL in the fourth quarter of 2012 for the production of batches in 2013. These payments will reduce cash flows generated by Fortical in future periods.  Fortical sales to USL are at a fixed transfer price, while Fortical royalties reflect both declining unit sales as well as declining net selling price.  In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. Further decreases in Fortical sales or royalties could have a material adverse effect on our business, financial condition and results of operations. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes our Fortical patent. Our Fortical patent expires in 2021.  We sued Apotex for infringement of our Fortical Patent and Apotex has been enjoined from conducting any activities which would infringe the patent. Apotex appealed that decision and the Company prevailed in the litigation.  If additional actions are taken by Apotex that result in a different outcome, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

Risks Related to Product Development and Commercialization

We do not have sufficient resources to develop products on our own and, as a result, our success is dependent on our ability to establish and maintain partnerships for product development; We have only two significant license agreements and may not be able to re-license our oral PTH program.

We do not currently have, nor do we expect to have in the near future, sufficient financial resources and personnel to develop products on our own.  Thus, we do not currently have the resources to fund a Phase 3 study for oral PTH without a new licensee.  Accordingly, we expect to continue to depend on pharmaceutical companies to assist in the development of product candidates.  Currently, we only have two significant license agreements.

The process of establishing partnerships is difficult and time-consuming. Our discussions with potential partners may not lead to the establishment of new partnerships on favorable terms, if at all. If we successfully establish new partnerships, the partnerships may never result in the successful development of our product candidates or the generation of significant revenue. Management of our relationships with partners will require:

·	significant time and effort from our management team;

·	coordination of our research with the research priorities of our corporate partners;

·	effective allocation of our resources to multiple projects; and

·	an ability to attract and retain key management, scientific, production and other personnel.

We are pursuing opportunities to license our technologies, including our oral and nasal delivery technologies and our manufacturing technology.  We believe that the development of more desirable formulations is essential to expand consumer acceptance of peptide pharmaceutical products.  However, we may not be successful in any of these efforts.  Even if we are able to enter into new relationships with pharmaceutical companies, we may not be able to manage these relationships successfully.  Furthermore, other companies may develop similar products, or superior products, before we do.

Most of our product candidates are in early stages of development and we and any licensees may not be successful in efforts to develop products for many years, if ever.

Our success depends on our and any licensees’ ability to commercialize a calcitonin, PTH or other peptide products that will generate revenues sufficient to sustain our operations. Except with respect to the Phase 3 calcitonin program licensed to Tarsa, which may be adversely impacted by the outcome of the FDA advisory committee meeting held on March 5, 2013 regarding calcitonin products, our product candidates are in early stages of development and have not been out-licensed.    Even if the outcome of the FDA advisory committee meeting is positive, additional data may be required of Tarsa and the successful development of an oral calcitonin product may take several more years.  Similarly, neither we nor any potential licensee may ever develop PTH or any other peptide product that helps us achieve profitability.  Even if we and/or a licensee is successful in developing such a product, it is likely that development of any product will take several years.  Our ability to achieve profitability is dependent on a number of factors, including our and our licensees’ ability to complete development efforts and obtain regulatory approval for additional product candidates.

We may not be successful in our efforts to gain regulatory approval for any of our product candidates and, if approved, the approval may not be on a timely basis.

Even if we or any licensees are successful in our development efforts, we may not be able to obtain the necessary regulatory approval for our product candidates. The FDA must approve the commercial manufacture and sale of pharmaceutical products in the United States. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the United States. None of our products other than Fortical has been approved for sale in the United States, and our other product candidates may never receive the approvals necessary for commercialization. Additional human testing must be conducted on our product candidates before they can be approved for commercial sale and such testing requires the investment of significant resources. Any delay in receiving, or failure to receive, these approvals would adversely affect our ability to generate product revenues.

Our limited financial resources and lack of a marketing organization will likely require us to rely on licensees or other third parties to assist in the commercialization of any pharmaceutical products we are able to successfully develop.

Because of our limited financial resources and our lack of a marketing organization, if we successfully develop or in-license any pharmaceutical product we are likely to rely on licensees or other parties to perform one or more tasks for the commercialization of any such pharmaceutical product.  If any of our product candidates are approved for commercial sale, the product will need to be manufactured in commercial quantities at a reasonable cost in order for it to be a successful product that can generate profits, which may require us to work with third party manufacturers. We may incur additional costs and delays while working with these parties, and these parties may ultimately be unsuccessful.

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

Risks Related to Government Regulation

Because we are a biopharmaceutical company, our operations are subject to extensive government regulation.

Our laboratory research, development and production activities, as well as those of our collaborators and licensees, are subject to significant regulation by federal, state, local and foreign governmental authorities. In addition to obtaining FDA approval and other regulatory approvals for our products, we must maintain approvals for our manufacturing facility to produce calcitonin and any other products for human use. The regulatory approval process for a pharmaceutical product requires substantial resources and may take many years. Our inability to obtain approvals or delays in obtaining approvals would adversely affect our ability to continue our development program, to manufacture and sell our products, and to receive revenue from milestone payments, product sales or royalties.

The FDA and other regulatory agencies may audit our production facility at any time to ensure compliance with cGMP guidelines. These guidelines require that we conduct our production operation in strict compliance with our established rules for manufacturing and quality controls. Any of these agencies can suspend production operations and product sales if they find significant or repeated deviations from these guidelines. A suspension would likely cause us to incur additional costs or delays in product development and manufacturing. In addition, we are subject to the U.S. Foreign Corrupt Practices Act, which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business is, and will continue to be, subject to various other laws, rules and/or regulations applicable to us as a result of our domestic and international business.

Risks Related to Operations

Our success depends upon our ability to protect our intellectual property rights.

We filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral and nasal formulations that we have invented in the course of our research. Our most important U.S. manufacturing and delivery patents expire from 2016 to 2030 and we have applications pending that could extend that protection. To date, twenty-three U.S. patents have issued and other applications are pending. We have also made patent application filings in selected foreign countries and eighty-one foreign patents have issued with other applications pending. We face the risk that any of our pending applications will not be issued as patents. In addition, our patents may be found to be invalid or unenforceable, including in the pending ANDA litigation with Apotex. Our business also is subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent we are unable to protect our patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

The current financial climate may adversely affect our business and financial results.

The global credit crisis that began in 2007 and was further exacerbated by events occurring in the financial markets in the fall of 2008 continues to impact the financial markets. These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings. The current conditions in the financial markets may continue for the foreseeable future. We may not be able to raise capital on reasonable terms, if at all. In addition, uncertainty about current and future global economic conditions may impact our ability to license our product candidates and technologies to other companies, may impact the ability of third parties’ to fulfill contractual obligations, and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our product could be adversely impacted.

We may be unable to retain key employees and the members of our Board of Directors or recruit additional qualified personnel.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical, production and managerial personnel. We also rely on the expertise and experience of our Board of Directors.  There is intense competition for qualified personnel in our business.  However, even if we are able to raise additional capital in the near term, our financial condition may not allow us to pay competitive cash compensation.  In addition, we have limited ability to issue equity compensation at this time.  There can be no guarantee that existing compensation will serve to prevent our employees, including our key employees, and directors from resigning.  We may not be able to attract and retain the qualified personnel necessary to maintain and develop our business. The loss of the services of existing personnel, as well as the failure to recruit additional key personnel in a timely manner, could harm our programs and our business.

Compliance with regulations governing public company corporate governance and reporting is complex and expensive.

Laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the eXtensible Business Reporting Language, or XBRL, requirements, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 have significantly increased the costs and risks associated with accessing the public markets and public reporting. This legislation made significant changes to corporate governance and executive compensation rules for public companies. Our management team is required to invest significant time and financial resources to comply with both existing and evolving standards for public companies, which results in significant general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Insurance coverage is increasingly more costly and difficult to obtain or maintain.

While we currently have insurance for our business, property, directors and officers, and our products, insurance is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future.  If we are subject to claims or suffer a loss or damage in excess of our insurance coverage, we will be required to share that risk in excess of our insurance limits.  If we are subject to claims or suffer a loss or damage that is outside of our insurance coverage, we may incur significant uninsured costs associated with loss or damage that could have an adverse effect on our operations and financial position.  Furthermore, any claims made on our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all.

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

Risks Related to our Capital Stock

The market price of our common stock is volatile and our common stock is thinly traded.

The market price of our common stock has been, and we expect it to continue to be, highly unstable. Factors, that have caused volatility and could cause additional volatility in the market price of our common stock include, among others: our announcements regarding results or pre-clinical or clinical work; announcements regarding Fortical, specifically, and calcitonin announcements by regulatory agencies and other companies; regulatory matters; research and development activities; new or existing products or procedures; signing or termination of licensing agreements; concerns about competition; sales; our financial condition; operating results; litigation; government regulation, developments or disputes relating to agreements; patents or proprietary rights; and public concern over the safety of activities or products.  We expect such factors to continue to impact our market price and volume for the foreseeable future.  Fluctuations in stock prices can sometimes occur as a result of matters that are not directly related to the actual performance of the affected companies.  In addition, future sales of shares of our common stock by us or our stockholders, and by the exercise and subsequent sale of our common stock by the holders of outstanding and future warrants and options, could have an adverse effect on the price of our stock.

Victory Park is able to exercise substantial control over our business.

Victory Park Management, L.L.C., or Victory Park, and its affiliates hold 9,147,464 shares of our common stock, which represented approximately 10.0% of our outstanding common stock as of December 31, 2012.  Victory Park’s affiliates also hold promissory notes in the aggregate principal amount of $47,816,609, which are convertible into shares of our common stock.  As of December 31, 2012, Victory Park and its affiliates could acquire approximately 80% of our voting securities on a fully diluted basis assuming the conversation of all principal and interest as of such date (and assuming that a sufficient number of shares of our common stock existed to allow for such conversation in full), which would result in a change in control.  Victory Park has the right to designate two persons for election to our Board of Directors for so long as Victory Park and its affiliates own a significant percentage of our securities.  Pursuant to this right, Richard Levy serves as a member of our Board of Directors and Victory Park is entitled to fill a vacancy on the Board of Directors, if it so chooses.  As a result of the foregoing, Victory Park is able to exercise substantial influence over our business, policies and practices.

Our common stock is classified as a “penny stock” under SEC rules, which may make it more difficult for our stockholders to resell our common stock.

Our common stock is traded on the pink sheets. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders are likely to experience greater difficulties in attempting to sell the stock than if it was listed on a stock exchange. Because our common stock is not traded on a stock exchange and the market price of our common stock is less than $5.00 per share, our common stock is classified as a “penny stock.” Rule 15g-9 of the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” These include the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning our common stock and the risks of penny stocks. Application of the penny stock rules to our common stock could reduce funding activity for our common stock and, as a result, adversely affect the market liquidity of our shares.  This may also affect the ability of holders of our common stock to resell the stock.

The conversion of the Victory Park notes will have a dilutive effect on our stock price.

In March 2010, we issued promissory notes to various Victory Park affiliates that were subsequently re-issued in September 2012 in relation to the financing at such time (the “Re-issued Notes”), which become due and payable on March 17, 2013.  In September 2012, we also issued an additional promissory note (the “First Amendment Note”) to a Victory Park affiliate, which becomes due and payable on September 21, 2013.  The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.15 per share for the Re-issued Notes and $0.05 for the First Amendment Note. If we subsequently make certain issuances of common stock or common stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price. Assuming that both the outstanding principal and interest under the notes were converted in full on December 31, 2012 at the current conversion prices, then, together with the shares and other securities owned by them, Victory Park and its affiliates would receive an additional 412,047,811 shares of our common stock (assuming sufficient shares of common stock were authorized to allow for such conversation)  resulting in beneficial ownership of approximately 80% of our outstanding common stock (as diluted by outstanding options) as of that date.

In addition to the conversion of the Victory Park notes, the exercise of warrants and options, as well as other issuances of shares, will likely have a dilutive effect on our stock price.

As of December 31, 2012, there were outstanding warrants to purchase 20,000 shares of our common stock, which are currently exercisable at an exercise price of $2.00 per share. There were also outstanding stock options to purchase an aggregate of 18,875,525 shares of common stock, at an average exercise price of $0.51, of which 7,141,731 are currently exercisable. If our stock price should increase above the exercise price of these derivative securities, then such exercise at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with other financing efforts, including our issuance of stock upon the conversion of Victory Park's notes.

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

The anti-takeover provisions of Delaware law may discourage, delay or prevent a change in control of Unigene.

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law.  Under these provisions, if anyone becomes an “interested stockholder,” we may not enter a “business combination” with that person for three years without special approval, which could discourage a third party from making a take-over offer and could delay or prevent a change of control.  For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.  These provisions may discourage, delay or prevent someone from acquiring or merging with us.

Item 1B.           Unresolved Staff Comments

Not applicable.

Item 2.              Properties

We lease a one-story office and laboratory facility consisting of approximately 12,500 square feet. The facility is located on a 2.2 acre site in Fairfield, New Jersey. In January 2011, we executed an agreement of sale on the property and closed on the sale of this property in May 2011. The initial seven year term runs through January 2018 and may be extended for one renewal term of five years. (See Note 11 to the financial statements for a more detailed description.)

Our 32,000 square foot cGMP production facility, which has been used for the production of Fortical and calcitonin, and can be used for the production of other peptides, was constructed in a building located in Boonton, New Jersey. We lease the facility under a lease which began in February 1994 and will expire in January 2014. We have a 10-year renewal option under the lease, as well as an option to purchase the facility.

We are currently leasing approximately 10,000 square feet of administrative and regulatory office space in Boonton, New Jersey. The initial term of the lease runs through May 2017. We have a 10-year renewal option under the lease, as well as an option to purchase the facility.

Item 3.              Legal Proceedings

Fortical, our nasal calcitonin product for the treatment of postmenopausal osteoporosis is covered by U.S. Patent No. 6,440,392, which was reissued on June 30, 2009 as U.S. Patent No. RE 40,812 (the “Fortical Patent”). In June 2006, we received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product, which is the subject of an Apotex pending ANDA. On July 24, 2006, we and USL jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together, “Apotex”), in the U.S. District Court for the Southern District of New York for infringement of the Fortical Patent. Due to the filing of the above-mentioned lawsuit, the Hatch-Waxman Act provided for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. In December 2008 this stay ended and the parties agreed to a preliminary injunction entered by the Court which enjoined Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States. The preliminary injunction was to remain in effect until the court rendered a final decision on the validity and infringement of Unigene’s U.S. Patent. In obtaining the preliminary injunction, Unigene and USL were required to post a bond. In August 2009, the U.S. District Court, Southern District of New York, confirmed the validity of Unigene’s patent and issued an order permanently enjoining Apotex from engaging in any activity that infringes the patent.  Apotex appealed this decision. In October 2009, the District Court vacated its order subject to reinstatement and asked the parties to identify any claims that remain in the case. As a result, Apotex’s appeal was deactivated. In July 2010, the District Court ruled that no claims remain at issue and it reinstated its opinion and order of August 2009 in its entirety.  Apotex appealed this decision to the United States Court of Appeals for the Federal Circuit and a hearing was held on March 7, 2011. On August 25, 2011, the United States Court of Appeals for the Federal Circuit issued a decision affirming the District Court’s ruling confirming the validity of Unigene's Fortical Patent. Apotex filed a petition for certiorari for review of the Appeals Court decision by the U.S. Supreme Court on January 13, 2012, which was assigned Supreme Court Docket Number 11-879.  Unigene filed an opposition brief on February 17, 2012, and on February 28, 2012, Apotex filed a reply brief. On March 19, 2012, the U.S. Supreme Court denied Apotex’s petition for certiorari, meaning that all of Apotex’s appeals in this case were exhausted, and the ruling in the civil litigation in favor of Unigene is “final”. The bond required for the preliminary injunction was released, and in January 2013, the U.S. District Court, Southern District of New York allowed the notice of taxation of costs to proceed and in February 2013, approved the taxation of costs resulting in the receipt of $54,000 by us.

On September 8, 2011, after the Federal Circuit affirmance, the United States Patent and Trademark Office (“USPTO”) granted a request for inter partes reexamination of the Fortical Patent filed by Apotex, Inc. (“Apotex”) on July 15, 2011. In granting the Request for Reexamination, the USPTO gave Unigene a two month time period to respond to the substantial new questions of patentability raised in the Reexamination Office Action dated September 8, 2011. Unigene filed its response to the Reexamination Office Action on November 8, 2011. Apotex filed Third Party Comments on December 7, 2011 and January 9, 2012. Because claim 19 of the Fortical Patent had been upheld as valid by the Court of Appeals for the Federal Circuit, , Unigene moved to Suspend Reexamination of Claim 19 by filing a Petition with the USPTO. On April 19, 2012, Apotex filed a Response to Unigene’s Petition with the USPTO, asking the USPTO to deny Unigene’s Petition. On December 7, 2012, Unigene's petition to terminate the  inter partes  reexamination with respect to claim 19 was  granted and therefore the inter partes  reexamination with regard to claim 19 will not be further maintained by the USPTO. Claim 19 covers the Fortical product. The  inter parties  reexamination remains open for claims 13, 14, 16, 17 and 24-29 of the Fortical Patent.  On January 16, 2013, the USPTO issued an Action Closing Prosecution (“ACP”) indicating that claims 13, 14, 16, 17 and 24-29 remain rejected.  Unigene now awaits to hear from the USPTO.  Unigene can then appeal the case to the Appeal Board.  There is the usual USPTO prosecution risk that we will not be successful in the reexamination and potentially subsequent USPTO or litigation proceedings.

On December 20, 2012, Apotex filed a request for an ex parte reexamination of claims 13, 14, 16, 17, 19 and 24-29 of the Fortical Patent. Unigene is waiting to hear from the USPTO, which may take over one year.  If granted by the USPTO, the ex parte reexamination would reopen the USPTO prosecution of all claims 13, 14, 16, 17, 19 and 24-29 of the Fortical Patent. Only Unigene can participate in the ex parte reexamination proceedings, Apotex will not be allowed to participate in the ex parte reexamination proceedings.  Based on USPTO statistics, reexamination proceedings take an average of about 36 months to complete. Potential outcomes for reexamination include the patent emerges with the patent claims remaining unchanged, patent claims being amended, or all patent claims being canceled. There is the usual USPTO prosecution risk that we will not be successful in the reexamination and potentially subsequent USPTO or litigation proceedings. In the event that we do not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval and if the U.S. District Court, Southern District of New York, relieves Apotex of the injunction. This could have a material adverse impact on our results of operations and financial position.    On August 14, 2012, the USPTO issued RE43,580 patent to Unigene entitled “Nasal Calcitonin Formulations” that covers the Fortical product.

On May 18, 2012, our former patent counsel, Ostrolenk Faber LLP, filed suit against us in the United States District Court for the Southern District of New York for unpaid legal fees and disbursements in an amount not less than $402,000 plus interest of $35,000 and legal fees.  We answered the lawsuit and filed counterclaims that assert amongst other things claims for legal malpractice and a breach of fiduciary duty.  We contend that Ostrolenk Faber LLP’s actions and/or inactions caused the loss of our intellectual property in Brazil.  On December 21, 2012, the parties agreed to settle all claims and counterclaims in the action. The terms of the settlement include an upfront payment by us to Ostrolenk Faber LLP in the amount of $40,000, which was paid on December 21, 2012, and 24 monthly installment payments of $5,500 on or before the 1st day of each month, commencing on February 1, 2013.

Item 4.              Mine Safety Disclosures

Not applicable.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have not declared or paid any cash dividends since inception, and do not anticipate paying any in the near future.

We became a public company in 1987. As of February 28, 2013, there were 462 holders of record of our common stock. Our common stock is traded on the pink sheets under the symbol UGNE. On February 28, 2013 the closing price of our common stock, as reported on the pink sheets, was $0.16 per share. The prices below represent high and low sale prices per share of our common stock.

	2012	2011
	High-Low	High-Low
1st Quarter	$0.69-0.40	$1.42-0.63
2nd Quarter	0.44-0.18	1.36-0.94
3rd Quarter	0.30-0.03	1.28-0.80
4th Quarter	0.32-0.08	1.12-0.37

The graph below compares Unigene Laboratories, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and RDG MicroCap Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2007 to December 31, 2012. The comparisons in this graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12

Unigene Laboratories, Inc.	100.00	32.98	37.70	35.60	27.75	7.23
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
RDG MicroCap Biotechnology	100.00	48.62	59.56	55.44	43.40	35.89

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

Recent Sale of Unregistered Securities

In the fourth quarter of 2011, the following securities were sold by the registrant through an exemption to registration under the Securities Act. The securities described below were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act.

Common Stock and Option Purchase Agreement

On October 5, 2011, we entered into a Common Stock Purchase and Option Agreement (the “Purchase Agreement”) with Den Danske Forskiningsfond, a Danish Foundation (“DDF”). Pursuant to the Purchase Agreement, DDF acquired 1,691,729 shares of common stock, par value $0.01 per share from us for an aggregate purchase price of $1,500,000.

Item 6.              Selected Financial Data

The following information should be read in conjunction with our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The Statement of Operations data for the years ended December 31, 2009 and 2008 and the Balance Sheet data as of December 31, 2010, 2009, and 2008 are derived from audited financial statements not included herein.

STATEMENT OF OPERATIONS DATA

(In thousands, except per share data)
	Year Ended December 31,
	2012	2011	2010	2009	2008

Revenue:
Product sales, royalties, licensing and other revenue	$9,438	$20,508	$11,340	$12,792	$19,229

Costs and expenses:
Cost of goods sold and inventory reserve	1,720	1,552	3,325	2,171	5,845
Research and development expenses and unallocated facility expenses	8,459	12,362	9,534	14,062	10,445
General and administrative and severance expenses	8,630	9,237	8,805	8,938	7,889
Net loss	(34,286)	(7,096)	(32,534)	(13,380)	(6,078)
Net loss per share, basic and diluted	(0.36)	(0.08)	(0.35)	(0.15)	(0.07)
Weighted average number of shares outstanding	95,452	93,181	91,962	90,662	88,751

BALANCE SHEET DATA

(In thousands)
	December 31,
	2012	2011	2010	2009	2008

Cash and cash equivalents	$3,813	$4,682	$12,201	$4,894	$8,583
Working capital (deficiency)	(98,822)	4,593	8,758	(1,251)	14,914
Total assets	11,313	18,195	29,212	23,955	28,641
Total debt, including accrued interest – short term	70,978	750	1,200	5,904	--
Total debt, including accrued interest – long term	--	58,499	49,083	33,746	32,131
Other long-term obligations, including current portion of deferred items	7,398	8,606	14,077	11,217	12,354
Embedded derivative liability	28,700	12,470	22,860	--	--
Total liabilities	110,052	83,892	91,030	54,397	47,613
Total stockholders’ deficit	(98,740)	(65,697)	(61,818)	(30,442)	(18,972)

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the accompanying financial statements which have been prepared assuming that we will continue as a going concern. As discussed in Note 2 to the financial statements, the potential impact of recommendations made by a United States Food and Drug Administration (“FDA”) advisory committee related to the use of calcitonin products, our continuing operating losses, the defaults under our agreements with creditors, the significant decline in our stock price, and our inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  In the event the Company is unable to secure additional sources of cash, it will not be able to fund operations beyond the first quarter of 2013 and the Company will be forced to cease operations.  Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OVERVIEW

We are a biopharmaceutical company engaged in the research, production and drug delivery of small proteins, referred to as peptides, for therapeutic use. We have a patented manufacturing technology for producing certain natural therapeutic peptides cost-effectively. We also have patented oral and nasal drug delivery technologies that have been shown to deliver therapeutically useful amounts of various peptides into the bloodstream. We currently have three operating locations: administrative and regulatory offices in Boonton, New Jersey; a laboratory research facility in Fairfield, New Jersey; and a pharmaceutical production facility in Boonton, New Jersey.

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

We compete with specialized biotechnology and biopharmaceutical companies, major pharmaceutical and chemical companies and universities and research institutions. Most of these competitors have substantially greater resources than we do. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. For 2012, compared to 2011, our Fortical sales increased 15% while Fortical royalties decreased 57%. The increase in sales in 2012 was due to USL advancing purchase orders of approximately $1,255,000 that were previously scheduled for the first quarter of 2013. For 2011, compared to 2010, our Fortical sales decreased 27% while Fortical royalties decreased 46%. We cannot forecast whether, or to what extent, we will continue to experience further declines in sales or royalties. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes on our Fortical patent. If we do not prevail in that litigation, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.

The current need of major pharmaceutical companies to add products to their pipeline is a favorable trend for us and for other small biopharmaceutical companies. However, this need is subject to rapid change and it is uncertain whether any additional pharmaceutical companies will have interest in licensing our products or technologies.

RESULTS OF OPERATIONS - Years ended December 31, 2012, 2011 and 2010

REVENUE- Revenue is summarized as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Product Sales	$4,414,106	$3,843,787	$5,246,159
Royalties	689,742	1,603,371	2,974,365
Licensing Revenue	1,050,759	10,250,740	1,300,763
Development Fees and Other Revenue (1)	3,283,546	4,810,448	1,818,927
	$9,438,153	$20,508,346	$11,340,214

(1)	Includes revenue from our agreements with Tarsa.

Revenue for the year ended December 31, 2012 decreased $11,070,000, or 54%, to $9,438,000 from $20,508,000 in 2011.  This was primarily due to (i) a decrease in licensing revenue; (ii) the continuing decline in royalties from Fortical and (iii) a decrease in development fees and other revenues. Fortical sales to USL for the year ended December 31, 2012 increased $570,000 or 15% to $4,414,000 from $3,844,000 in 2011 due primarily to the acceleration of Fortical purchase orders from the first quarter of 2013.  Fortical sales fluctuate each quarter based upon USL’s ordering schedule. Fortical royalties for the year ended December 31, 2012 decreased $913,000, or 57%, to $690,000 from $1,603,000 in 2011. Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipment to its customers. In the year ended December 31, 2012, both quantities of units sold by USL as well as their net selling price per vial of Fortical declined from the comparable period in 2011, causing royalties to decrease.  Additionally, the Company was notified by USL that there were negative adjustments recorded to their gross to net sales reserves in the year ended December 31, 2012 primarily due to an increase to reserves for government rebates for prior period claims.  Licensing revenue decreased $9,200,000 or 90% in the year ended December 31, 2012 as compared to 2011.  The decrease is a result of the termination of the license agreement with GlaxoSmithKline (“GSK”) whereby previously deferred upfront and milestone payments in the aggregate amount of $7,748,000 were recognized as revenue in 2011.  Development fees and other revenue decreased 32% to $3,284,000 in the year ended December 31, 2012 from $4,810,000 in 2011.  The decrease in development fees and other revenue is primarily due to the termination of development work performed on behalf of GSK in December 2011, partially offset by an increase in development work and fee-for-service feasibility studies on behalf of various other pharmaceutical and biotechnology companies.

Revenue for the year ended December 31, 2011 increased $9,168,000, or 81%, to $20,508,000 from $11,340,000 in 2010. The increase was primarily due to an increase in licensing revenue of $8,950,000. This increase is a result of the termination of the license agreement with GSK whereby previously deferred upfront and milestone payments in the aggregate amount of $7,748,000 were recognized as revenue. In addition, in 2011, development fees and other revenue increased $2,991,000, or 164%, to $4,810,000 from $1,819,000 in 2010. This increase was primarily due to development and testing services for GSK and Tarsa. However, total revenue was negatively impacted by the continuing decline in Fortical revenue. In 2011, Fortical sales declined 27% to $3,844,000 and Fortical royalties declined 46% to $1,603,000.

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

EXPENSES

Restructuring

In August 2012, we announced a restructuring plan related to a reduction in our workforce to eliminate certain administrative overhead costs and to create operational efficiencies within our research and development group. Our restructuring expenses for 2012 were $178,000, which represented severance pay and health benefits. These expenses are included in general and administrative expense and research and development expenses.

In December 2011, we announced a restructuring plan that included a reduction in our workforce and expenses to improve operational efficiencies and to better match resources with market demand. Implementation of the plan resulted in an immediate company-wide workforce reduction of approximately 25%. Our restructuring expenses for 2011 were $161,000, which represented severance pay. These expenses are included in research and development expenses and in general and administrative expenses. Under the comprehensive plan, we will continue Fortical production and will maintain all of our core programs and partnered activities while decreasing annual cash expenditures by approximately $1,000,000. In 2010, since we had an adequate multi-year inventory of calcitonin and enzyme to support Fortical, we temporarily suspended manufacturing of those materials at our Boonton facility. However, we maintained the cGMP status of the facility and the ability to manufacture and tablet solid dosage forms of peptides at that location. This cessation of production continued through 2012, however, we engaged in the production of calcitonin in the first quarter of 2013. From time to time, we will evaluate the feasibility of additional expenditures in areas such as preclinical and/or clinical studies in order to add value to certain of our current research projects.

We allocate costs associated with our manufacturing facility in Boonton, New Jersey to the manufacture of production batches for inventory purposes, cost of goods sold, research and development expenses, unallocated facility cost or inventory reserve based upon the activities undertaken by the personnel in Boonton each period.

Cost of Goods Sold

Cost of goods sold relates to the production of Fortical and consists primarily of material costs, personnel costs, manufacturing supplies and overhead costs such as depreciation and maintenance.  Cost of goods sold increased 6% in 2012 to $1,639,000 from $1,552,000 in 2011.  The increase in cost of goods sold in 2012 was the result of an increase in Fortical sales of 15% due to the timing of shipments, primarily driven by the acceleration of Fortical purchase orders from the first quarter of 2013. Cost of goods sold decreased 40% in 2011 to $1,552,000 from $2,608,000 in 2010. The decrease in 2011 as compared to 2010 was due to a 27% decline in Fortical sales, as well as the use of older calcitonin in 2010 which was manufactured by a less efficient production process. The less efficient process produced batches with a lower yield per batch and therefore, the cost per gram of this calcitonin was higher. This older calcitonin was fully utilized in 2010.  Cost of goods sold as a percentage of product sales was 37%, 40% and 50% for 2012, 2011 and 2010, respectively. The improved margin in 2012 and 2011 as compared to 2010 are the result of lower direct material costs as a result of improved production yields.  Future production related expenses will be dependent upon the level of future Fortical sales, as well as possible peptide production to meet our partners’ needs.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs, pre-clinical and clinical trials, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense.

Research and development expenses decreased $3,705,000, or 41%, in 2012 to $5,311,000 from $9,016,000 in 2011. The decrease in 2012 was primarily due to a decrease in oral PTH Phase 2 clinical trial expenditures of $4,100,000 as a result of the termination of our agreement with GSK in December 2011, partially offset by higher consulting payments of $481,000. Research and development expenses increased $2,588,000, or 40%, in 2011 to $9,016,000 from $6,428,000 in 2010. The increase in 2011 was primarily due to an increase in oral PTH expenditures of $3,342,000 as a result of our Phase 2 clinical trial. This increase was partially offset by a decline in lab salaries of $430,000 as well as a decline in consulting fees of $306,000.

Research and development expenses will fluctuate in future years depending on the timing of expenses, including preclinical and clinical trials. Expenditures for the sponsorship of collaborative research programs were $31,000, $14,000 and $354,000 in 2012, 2011 and 2010, respectively, which are included as research and development expenses.

General and Administrative Expenses

General and administrative expenses decreased $340,000, or 4%, to $8,547,000 in 2012 from $8,887,000 in 2011. The decrease in 2012 was primarily due to lower legal fees. General and administrative expenses increased $1,202,000, or 16%, to $8,887,000 in 2011 from $7,685,000 in 2010. The increase in 2011was primarily due to an increase of $1,247,000 in executive and administrative compensation, of which $414,000 represents an increase in non-cash stock option compensation. The balance represents additional personnel hires in the executive and administrative departments.

Unallocated Facility Cost

Unallocated facility cost represents underutilization of our Boonton manufacturing facility. These costs primarily consist of salaries, as well as overhead expenses, which decreased $198,000 or 6%, to $3,148,000 in 2012 from $3,346,000 in 2011 and increased $240,000 or 8%, to $3,346,000 in 2011 from $3,106,000 in 2010. The expenses primarily relate to our cessation of calcitonin and enzyme production, as well as manufacturing Fortical at below normal production capacity.  The change in the expense is driven by the amount of Fortical production in each period.

Inventory Reserve

Inventory reserve charges were $81,000, zero and $717,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The expense in 2012 is primarily related to the write-off of certain raw materials deemed obsolete.  The expense in 2010 is primarily due to our decision not to pursue an additional improvement for our calcitonin manufacturing process. Therefore, calcitonin batches manufactured by this process were fully reserved.

Loss on Disposal of Fixed Assets

During the year ended December 31, 2012, certain assets previously utilized to produce enzyme were taken out of service permanently and were written off.  As a result, the Company recorded a loss on disposal of fixed assets of $83,000.

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

In addition to the potential revenue above, we received cash payments aggregating $20,000. In association with this transaction we divested ourselves of various SDBG patents and patent applications with a total book value of $844,000. We therefore recognized a non-cash loss of $824,000 on the sale of SDBG.

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

Other Income/Expenses

(Loss) Gain on Change in Fair Value of Embedded Conversion Feature

The Victory Park notes issued in March 2010 are convertible into shares of our common stock and as a result of a reset provision pursuant to the notes, the conversion feature is considered an embedded derivative that must be marked to fair value each reporting period. Accordingly, the liability for the conversion feature was marked to fair value each quarterly period subsequent to issuance, resulting in the recording of non-cash expense of $11,110,000 in 2012, a non-cash gain of $10,390,000 in 2011 and non-cash expense of $1,670,000 in 2010, which represented the change in the fair value of the embedded conversion feature during each period.

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

Interest Expense

Interest expense increased 32% in 2012 to $13,858,000 from 2011 and increased 30% in 2011 to $10,484,000 from $8,039,000 in 2010. These increases were primarily due to higher debt principal outstanding and increased amortization of debt discount and deferred financing fees associated with the debt restructurings with Victory Park in March 2010 and September 2012. The original notes were issued in March 2010 for an aggregate of $33,000,000 and an additional $4,000,000 note was issued in September 2012. These notes bear interest at the prime rate plus 5%, with a floor of 15% plus an additional 3% default interest commencing November 2012. During 2012, 2011 and 2010 we recognized $12,068,000, $8,167,000 and $6,512,000, respectively, in cash and non-cash interest expense under the Victory Park notes. In addition, interest expense on the Levy loans decreased to $1,760,000 in 2012 from $2,302,000 in 2011, which increased from $1,446,000 in 2010 due to the increase in interest rate from 9% to 12% as a result of the Levy loan restructuring in March 2010.

(Loss) Gain from Investment in China Joint Venture

For the years ended December 31, 2012 and 2011, this loss includes the sale of our 45% ownership interest in the China Joint Venture. In 2012, the loss represents the write-off the first installment payment of $600,000 due from the sale as we no longer believe this balance is collectible.  In 2011, we recognized a loss of $1,073,000 based upon the near-term first payment of $600,000 and our net investment of $1,673,000. This loss also includes the basis difference between our investment of the intellectual property in the China Joint Venture and our 45% equity interest in the underlying assets of the China Joint Venture of $303,000.  In the year ended December 31, 2010, the Company recognized a gain of $116,000 based on our 45% ownership interest in the China Joint Venture.

Loss from Investment in Nordic Joint Venture

In October 2011, the Company and Nordic Bioscience announced their decision to establish a Joint Development Vehicle (“JDV”) to progress up to three of the Company’s internally developed, proprietary calcitonin analogs through Phase 2 proof-of-concept in humans for the treatment of Type 2 diabetes, osteoarthritis and osteoporosis.  In exchange for a 50% ownership interest in the JDV, Unigene and Nordic contributed to the JDV $50,000 and $950,000, respectively. The initial contributions were funded in August 2012.   The Company accounts for its investment in the JDV under the equity method.  As a result, in the year ended December 31, 2012, the Company contributed $56,000 to the JDV, which consisted of the initial cash contribution of $50,000 and analogs contributed with a carrying value of $6,000.  As the Company’s share of the JDV’s net loss for the year ended December 31, 2012 exceeded the carrying value of its investment, the Company recorded a loss on investment in the JDV of $56,000 within the accompanying statement of operations for the year ended December 31, 2012.

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

In January 2012, we made an additional investment in Tarsa by purchasing convertible promissory notes in the principal amount of $651,000 and warrants to purchase up to an aggregate of 67,435 shares of Series A Preferred Stock.  After recording this investment in Tarsa, we recognized Tarsa’s prior year carry-forward losses up to our $651,000 investment, thereby reducing our investment in Tarsa to zero.

Income Tax Benefit

The income tax benefits of $1,261,000 in 2012, $601,000 in 2011 and $701,000 in 2010 consist of proceeds received for sales of a portion of our state tax net operating loss carry forwards and research credits under a New Jersey Economic Development Authority program, which allows certain New Jersey taxpayers to sell their state tax benefits to third parties. The purpose of the New Jersey program is to provide financial assistance to high-technology and biotechnology companies in order to facilitate future growth and job creation.

Net Loss

Net loss for 2012 increased $27,190,000, or 383%, to $34,286,000 from $7,096,000 in 2011. This was primarily due the net change in fair value of an embedded conversion feature of $21,500,000, a decrease in revenue of $11,070,000 mainly due to a decrease in licensing revenue of $9,200,000 and an increase in interest expense of $3,374,000.  These items were partially offset by a decrease in operating expenses of $5,248,000 and a decrease in our loss from investment in the former China Joint Venture and the loss from our investment in Tarsa of $776,000 and $2,169,000, respectively.

Net loss for 2011 decreased $25,438,000, or 78%, to $7,096,000 from $32,534,000 in 2010. This was primarily due to a gain of $10,390,000 on the change in fair value of an embedded conversion feature and an increase in revenue of $9,168,000 mainly due to an increase in licensing revenue of $8,950,000. In addition, in 2011, interest expense increased $2,445,000 and losses from our investments in Tarsa and our former China Joint Venture increased $4,311,000 from 2010. In 2010 we recognized a loss on extinguishment of debt of $14,381,000 and a loss on the change in fair value of an embedded conversion feature of $1,670,000.

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

The following discussion of critical accounting policies represents our attempt to bring to the attention of the readers of this report those accounting policies which we believe are critical to our financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 3 of the Notes to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles (“GAAP”), with no need for management’s judgment in the application of GAAP.

Revenue Recognition: We recognize revenue from the sale of products and from royalties, licensing agreements and research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services, such as services performed for Tarsa, is recognized when services are rendered. Sales revenue generally does not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectability is reasonably assured. In the case of USL, we recognize royalty revenue based upon quarterly royalty reports provided by USL. This enables a reliable measure of royalty income, as well as reasonable assurance of collectability. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period Fortical is sold by USL.

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

Accounting for Stock Options:  For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with accounting guidance. We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Stock options and warrants issued to consultants are accounted for in accordance with accounting guidance at their fair value on the measurement date using the Black-Scholes option pricing model. The measurement of share-based compensation is subject to periodic adjustment as the underlying awards vest and estimates of forfeitures are updated.

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

Equity Method Investments: We use the equity method of accounting for significant investments where we own at least 20% of the entity’s voting stock or have the ability to exert influence.  We account for our investments in Tarsa and the Nordic Joint Development Vehicle under the equity method and, prior to the 2011 sale of our 45% equity interest in the China joint venture, we also accounted for that investment under the equity method.  These investments were initially valued at cost, adjusted for our proportionate share of the entities’ profits and losses.  If our share of an entity’s losses reduces our investment to zero, we temporarily discontinue the equity method of accounting for that investment.

Patents and Other Intangibles: Costs incurred that are directly related to the issuance of patents and trademarks are capitalized. Patent and trademark costs are deferred pending the successful outcome of the relevant applications. These costs primarily consist of outside legal fees and typically relate to filings and prosecution of applications for improvements to existing patents or to the filings of foreign applications based upon domestic patents. Most of these applications relate to our patented peptide manufacturing and patented oral delivery technologies, as well as for our satiety program technology. Internal costs related to intangible assets are expensed as incurred. Successful patent costs are amortized using the straight-line method over the lives of the patents, typically five to fifteen years. Successful trademark costs are amortized using the straight-line method over their estimated useful lives of typically five to ten years. We assess the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, or we decide not to support the applications in certain jurisdictions. Some factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or other permitted valuation methods. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. Other intangibles are recorded at cost and are amortized over their estimated useful lives.

LIQUIDITY AND CAPITAL RESOURCES

We have a number of future payment obligations under various agreements. They are summarized, at December 31, 2012, as follows:

Contractual Obligations	Total	2013	2014		2015		2016		2017		Thereafter
Notes payable – Victory Park(1)	$47,816,609	$47,816,609	$	¾	$	¾	$	¾	$	¾	$	¾
Interest – Victory Park(1)	5,623,898	5,623,898		¾		¾		¾		¾		¾
Notes payable-Levys	14,437,518	14,437,518		¾		¾		¾		¾		¾
Interest – Levys	8,994,504	8,994,504		¾		¾		¾		¾		¾
Operating Leases	1,399,058	432,021		248,370		235,500		238,583		184,167		60,417
Vacation pay/deferred compensation-Levys	262,296	262,296		¾		¾		¾		¾		¾

Total Contractual Obligations	$78,533,883	$77,566,846		$248,370		$235,500		$238,583		$184,167		$60,417

(1) Convertible into common stock

Cash

At December 31, 2012, we had cash and cash equivalents of $3,813,000, a decrease of $868,000 from December 31, 2011.  The decrease is primarily due to net cash used in operating and investing activities of $3,177,000 and $1,089,000, respectively, partially offset by the $3,500,000 in net proceeds received (following the deposit of $500,000 for fees of the lenders) as a result of refinancing our debt in September 2012. We have incurred annual operating losses since our inception, including a loss of $34,286,000 during the year ended December 31, 2012, and, as a result, at December 31, 2012, had an accumulated deficit of $216,627,000.  We expect to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Debt

As of December 31, 2012, our total principal debt, inclusive of capital lease obligations and accrued interest, was approximately $76,900,000, inclusive of an additional $4,000,000 note issued in September 2012 as further described below.  Based on managements’ current cash flow projections, we will need to obtain significant additional financing in the near term to fund operations, address our current debt and restructure our balance sheet.   Management’s cash flow projections at the time of the issuance of the $4,000,000 note estimated that cash on hand would be sufficient to fund operations through at least June 2013.  These estimates included the assumption that our Biotechnologies Strategic Business Unit (“Biotechnologies SBU”) would be able to convert at least one of its ongoing oral peptide delivery feasibility partnerships into a definitive license agreement bearing a significant up-front cash payment, on or before December 31, 2012.  While we are still actively pursuing such opportunities, we did not enter into a license agreement with a significant upfront cash component by December 31, 2012.  This change in our projections is the result of an ongoing review of our Biotechnologies SBU and the status of our feasibility programs, including recent feedback from the Biotechnologies SBU’s feasibility partners regarding the criteria and timing for each partners’ decision to license our technology, as well as delays to our ongoing feasibility and partner sponsored Peptelligence™ research programs.  In particular, several early stage development partners have indicated that, in the current funding environment until they themselves are able to partner, they may not have sufficient discretionary cash resources to satisfy commercially reasonable licensing terms. In addition, certain feasibility partners participating in longer-term research oriented feasibility work have decided to extend or expand their current feasibility programs but are not yet ready to enter into a definitive licensing agreement until the ongoing feasibility studies yield certain desired targets. As a result of the corresponding anticipated reduction in the Biotechnologies SBU’s forecasted revenues, management is actively pursuing various alternatives to extend the Company’s cash runway.  In accordance with guidance previously issued, in the event that we are unable to secure additional sources of revenue, we will not be able to fund operations beyond the first quarter of 2013 and will be forced to cease operations.  We are currently in discussion with our lenders in regards to obtaining additional financing, however, there can be no assurance that our lenders will provide additional funding.  Additionally, our current cash projections would result in the defaulting on the minimum cash requirement as of March 31, 2013 under our forbearance agreement.

On September 21, 2012 (the “First Amendment Effective Date”), we entered into a Forbearance Agreement and First Amendment to Amended and Restated Financing Agreement, by and among the Company, Victory Park Management, LLC, as administrative agent and collateral agent (the “Agent”), Victory Park Credit Opportunities, L.P., VPC Fund II, L.P., VPC Intermediate Fund II (Cayman) L.P., and Victory Park Credit Opportunities Intermediate Fund, L.P. (collectively, the “Lenders” and together with the Agent, the “VPC Parties” and “Victory Park”) (together with all exhibits and schedules thereto, and as amended from time to time, the “Forbearance Agreement”). The Forbearance Agreement evidenced (i) the forbearance by the VPC Parties with respect to the exercise of certain of their rights and remedies arising as a result of the existence of certain events of default under the Restated Financing Agreement; (ii) the amendment of certain provisions of the Amended and Restated Financing Agreement dated as of March 16, 2010, by and among the Company, the Agent, as administrative agent and collateral agent, and the Lenders party thereto (the “Restated Financing Agreement”); and (iii) the other agreements contemplated by the Forbearance Agreement  (collectively the “2012 Restructuring”).  Pursuant to the Forbearance Agreement, we issued to the Lenders a $4,000,000 senior secured note, resulting in a total liability to the Lenders of $53,441,000 as of December 31, 2012, inclusive of principal and interest. As a result of a financial restatement, we were unable to finalize and file our Form 10-Q for the quarter ended September 30, 2012 by the Securities and Exchange Commission’s (the “SEC”) extended filing deadline of November 21, 2012.  Therefore, we gave the VPC Parties notice that an event of default occurred under the Forbearance Agreement by virtue of our failure to timely file such Form 10-Q.

As of the First Amendment Effective Date, we lacked sufficient shares of Common Stock to deliver all of the shares of Common Stock issuable to the Lenders upon conversion of the Victory Park notes (the “Conversion Shares”).  We are required to obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares to allow for the conversion of the notes in full and until such time as we receive approval to increase the authorized shares, Victory Park has the ability to demand payment in cash for any shortfall in authorized shares upon a notice of conversion. As a result of the existence of certain events of default under the Forbearance Agreement, the VPC Parties have the right to demand repayment of the notes and accrued interest in full.

On May 29, 2012, we entered into an agreement to settle our obligations to Jay Levy, the estate of Jean Levy, Warren Levy and Ronald Levy (the “Levys” and the “Founders”).  Pursuant to the settlement agreement, the Founders agreed to settle any and all outstanding obligations due from us in exchange for (i) two installment payments of $150,000 each due in May and June 2012 (the “Interim Payments”), which were subsequently paid by the Company; (ii) $7,700,000 payable on or before September 30, 2012; and (iii) the issuance of 5,000,000 shares of the Company’s common stock.  In light of the recent EMA and FDA advisory committee recommendations, the expected financial impact on business operations and our inability to raise funds, we were not in a position to fund the debt settlement with the Founders and, as a result, remain in debt to the Founders for a total of $23,433,000 in principal and accrued interest as of December 31, 2012. On December 18, 2012, the Company entered into a further agreement with the Levys that deferred the due dates of the remaining installment payments to June 2013.

Liquidity

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008, and has continued into 2013.  These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings.  The credit crisis may continue for the foreseeable future. In addition, uncertainty about current and future global economic conditions may impact our ability to license our products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products and technologies could differ negatively from current expectations.

Due to our limited financial resources, any further significant decline in Fortical sales and/or royalties, or delay in achieving milestones under our existing license agreements, or in signing new license, feasibility or distribution agreements for its products or technologies or loss of patent protection, ability to sell additional shares of our common stock, inability to restructure our existing Victory Park debt, or ability to not violate our covenants with Victory Park could have a material adverse effect on our cash flow and operations.  As a result of advancing purchase orders from USL previously scheduled for the first quarter of 2013, we received approximately $1,255,000 in additional cash in the fourth quarter of 2012.  Additionally, we were advanced $400,000 from USL in the fourth quarter of 2012 for the production of additional Fortical batches in 2013. This will reduce cash flows from Fortical in future periods.  We have offered an 8% discount on any purchase orders submitted by USL through April 30, 2013.

If we are unable to achieve significant milestones or sales under our existing agreements and/or enter into new significant revenue generating licenses or other arrangements in the near-term, we will need to secure another source of funding in order to satisfy our working capital needs. We will also need to avoid further events of default under and maintain compliance with the covenants in our financing agreement with Victory Park. If we are not able to generate additional cash, we will need to significantly curtail our operations. Should the funding required to sustain our working capital needs be unavailable or prohibitively expensive, we would not have the ability to continue as a going concern. We believe that satisfying our cash requirements over the long term will require the successful commercialization of our licensed oral or nasal calcitonin products, and one or more of our Peptelligence™ biotechnologies, our oral parathyroid hormone (“PTH”) product, the obesity program or the diabetes program.  However, it is uncertain whether any new products will be approved or will be commercially successful. The amount of future revenue we will derive from Fortical is also uncertain.

In December 2011, we announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand. Under the comprehensive plan, we continued Fortical production and maintained all of our core programs and partnered activities while decreasing cash expenditures. In 2010, since we had an adequate inventory of enzyme to support expected future Fortical production needs, we temporarily suspended manufacturing of those materials at our Boonton facility. However, we maintained the cGMP status of the facility and the ability to manufacture and tablet solid dosage forms of peptides at that location.  This cessation of production continued through 2012, however, we reengaged in the production of calcitonin in the first quarter of 2013.  Implementation of the restructuring plan resulted in an immediate company-wide workforce reduction of approximately 25%. The cash requirements in 2012 to operate the research and peptide manufacturing facilities and develop products decreased from 2011 due to the December 2011 restructuring.

On July 20, 2012 the European Medicines Agency (“EMA”) issued a press release concerning the marketability of approved calcitonin products in Europe, concluding there was evidence of a small increased risk of cancer with long-term use of current calcitonin medications approved and commercially available in Europe since 1973, and calling for the curtailment of calcitonin usage.  Subsequently, other health authorities, including, Health Canada, announced that they were reviewing the calcitonin data to determine whether to follow suit.

We have licensed to Upsher-Smith Laboratories, Inc. (“USL”) our patented nasal formulation of calcitonin for commercialization in the United States and have licensed the development and worldwide commercialization rights (except China) for our Phase 3 oral calcitonin to Tarsa Therapeutics, Inc. (“Tarsa”).  However, since neither we nor our licensees are market authorization holders in Europe, we do not have the right to appeal the EMA's recommendation.  On October 12, 2012, Tarsa announced an agreement in principle with Therapicon® Slr to provide consulting assistance to the Italian firm in its appeal of the recent EMA recommendation. In November 2012, the EMA announced that it has reconfirmed its original conclusion that the benefits of calcitonin-containing medicines do not outweigh their risks in the treatment of osteoporosis and that they should no longer be used for this condition.   On March 5, 2013, the FDA held an advisory committee meeting to discuss whether the overall benefit-risk assessment of calcitonin salmon products supports their continued marketing for the treatment of post-menopausal osteoporosis.  The advisory committee concluded that the benefits of salmon calcitonin products, including Fortical, do not outweigh the potential risks associated with their use and as a result, should not continue to be broadly marketed.  Additionally, it was recommended that fracture prevention data be required for new calcitonin products in development for osteoporosis prevention and treatment, such as the oral calcitonin product being developed by Tarsa.  The FDA will assess the recommendations and may or may not concur with the advisory committee.  The FDA has not yet issued a response to the advisory committee recommendations. The Company believes that the advisory committee recommendations will have a material adverse impact on the Company’s financial condition and operations by potentially delaying, reducing or eliminating sales and royalties on Fortical, limiting the value of current calcitonin development projects and limiting the potential value of our investment in Tarsa.   If the FDA were to require the withdrawal of calcitonin medications from the market, it could result in impairment charges to our fixed assets of up to $1,400,000, to our patents of up to $300,000 and to our inventories of up to $2,000,000 (balances as of December 31, 2012).

Cash received during the year ended December 31, 2012 was primarily from the net proceeds of $3,500,000 as a result of the Victory Park refinancing; Fortical sales and royalties received under the agreement with USL; accounts receivable collected from GSK for work performed in 2011; and from development work and fee-for-service feasibility studies for various companies, including Tarsa. Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone and other payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from our founders and Victory Park, (5) the sale of our common stock, (6) Fortical sales and royalties and (7) the proceeds from the sale of state net operating loss carry-forwards. In 2011, we divested our equity interest in a former China Joint Venture as well as our Site Directed Bone Growth (“SDBG”) program, which may result in additional sources of cash in the future. There can be no assurance that any of these cash sources will continue to be available in the future. We are actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides, including PTH and our obesity peptide, and for our recombinant peptide manufacturing technology. In October 2011, we announced the decision to establish a Joint Development Vehicle with Nordic Bioscience.  Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations and are often subject to the completion of successful feasibility programs. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by us or our licensees. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.   We may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in-licensing any of our other products or technologies.

On December 11, 2012, we announced that we had retained an investment banker to assist with its exploration and evaluation of a broad range of strategic options, including, but not limited to, the strategic partnering of our technology, the out-licensing of intellectual property and divestiture of certain assets, and the possible sale of the Company or one or more of our business units.

Net Cash Used in Operating Activities: Net cash used in operating activities was $3,177,000 in 2012, which was primarily due to our net loss adjusted for non-cash items of $16,779,000 and a decrease in our operating assets and liabilities of $14,330,000. Net cash used in operating activities was $6,766,000 in 2011, which was primarily due to our net loss adjusted for non-cash items of $11,448,000 and a decrease in our operating assets and liabilities of $11,777,000. Cash provided by operating activities has not been sufficient to meet our needs.

Net Cash Used in Investing Activities: Net cash used in investing activities was $1,089,000 in 2012 due to our investments in Tarsa and the Nordic JDV, capital expenditures and fees incurred to maintain our patents. Net cash used in investing activities was $2,673,000 in 2011, primarily due to our investments in Tarsa.

Net Cash Provided by Financing Activities: Net cash provided by financing activities was $3,398,000 in 2012, primarily due to the proceeds from the issuance of an additional note to Victory Park of $4,000,000, partially offset by debt issuance costs, the repayment of $300,000 of principal due on the Levy notes and payments under a capital lease financing. Net cash provided by financing activities was $1,920,000 in 2011, resulting from the proceeds we received from the sale of stock to DDF and from stock option exercises.

Off-Balance Sheet Arrangements.

None.

Recently Issued Accounting Pronouncements

In December 2011, an update to guidance was issued regarding the offsetting or netting of assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  In January 2013, an update was issued to amend and clarify the scope of the required balance sheet offsetting disclosures. The disclosures are required irrespective of whether the transactions are offset in the statement of financial position.  This amendment is effective as of January 1, 2013.  The adoption of this update is not expected to have a significant effect on our financial statements. In May 2011, an update to guidance was issued clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. This amendment was effective as of January 1, 2012. The adoption of the amended guidance did not have a significant effect on our financial statements.

On January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. We did not enter into or materially modify any multiple-element arrangements during the years ended December 31, 2012 or 2011. Our existing agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

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

Item 7A.             Quantitative and Qualitative Disclosures about Market Risk

On September 30, 2008, we entered into a financing agreement with Victory Park whereby Victory Park purchased $15,000,000 of three-year senior secured non-convertible term notes from us. In May 2009, we issued an additional $5,000,000 in notes to affiliates of Victory Park. In March 2010, we restructured our debt with Victory Park and increased our borrowing to $33,000,000. Under our agreement with Victory Park, accrued and unpaid interest is added to the outstanding principal balance. As a result, $5,018,750 and $5,797,859 in accrued interest was added to the principal balance during the years ended December 31, 2011 and 2012, respectively.  Additionally, pursuant to a forbearance agreement and first amended and restated financing agreement dated September 21, 2012, we issued to Victory Park a $4,000,000 senior secured note. The total outstanding principal balance is now $47,816,609 and is payable in full on September 21, 2013. These convertible notes bear interest at the prime rate plus 5%, subject to a floor of 15% per annum plus 3% penalty interest in the event of default. Therefore, we are exposed to interest rate fluctuations in the near-term until these notes are converted or repaid in full. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

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

The information below summarizes our market risks associated with interest bearing debt obligations as of December 31, 2012. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our subordinated debt (payable to Levys).

Debt Obligations	Carrying Amount	2013	Thereafter
Note payable – Victory Park
Variable interest rate: 18% (1)	$47,816,609	$47,816,609	$--
Notes payable – Levys
Fixed interest rate: 12%	14,437,518	14,437,518	--
Total	$62,254,127	$62,254,127	$--

(1) Prime rate plus 5%, with a floor of 15% plus 3% default interest

The conversion feature on our senior secured convertible notes represents an embedded derivative which is required to be bifurcated and marked to fair value on a recurring basis. The aggregate fair value of the embedded derivative liability in our balance sheets as of December 31, 2012 and 2011 was $28,700,000 and $12,470,000, respectively.  The fair value was determined based on valuation models using a combination of observable and unobservable inputs utilizing a probability-weighted scenario analysis that includes a Monte Carlo pricing model. Significant observable inputs include the market price of our common stock, volatility, remaining term, risk-free interest rate, credit spread and dividend yield. Significant unobservable inputs include the probability of triggering a reset feature on the embedded derivative which would result in a reduction in the conversion price. If the assumptions were modified, it could result in a material change to the carrying value of the embedded conversion feature.

Item 8.              Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
Page Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Unigene Laboratories, Inc.

We have audited the accompanying balance sheets of Unigene Laboratories, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unigene Laboratories, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss of $34,286,000 during the year ended December 31, 2012, and, as of that date, has an accumulated deficit of approximately $216,627,000 and the Company’s total liabilities exceeded total assets by $98,740,000. These conditions, along with others matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

New York, New York
March 15, 2013

UNIGENE LABORATORIES, INC.
BALANCE SHEETS
DECEMBER 31, 2012 and 2011

	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$3,813,492	$4,681,683
Accounts receivable	76,255	2,854,038
Accounts receivable – Tarsa	--	8,193
Inventory, net	898,042	1,283,550
Due from former China joint venture partner	--	600,000
Prepaid expenses and other current assets	848,573	862,761

Total Current Assets	5,636,362	10,290,225

Noncurrent inventory, net	1,063,633	1,946,647
Property, plant and equipment, net	2,651,819	2,977,058
Patents and other intangibles, net	1,920,574	2,020,458
Deferred financing costs, net	--	619,767
Other assets	40,513	341,014

Total Assets	$11,312,901	$18,195,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$731,359	$1,472,925
Accrued expenses	2,244,830	2,094,449
Current portion – accrued interest –Victory Park and Levys	14,618,402	--
Current portion – deferred licensing revenues	1,648,515	1,262,622
Current portion – deferred gain on sale/leaseback	116,760	116,760
Current portion – capital lease obligations	38,566	--
Embedded conversion feature liability	28,700,000	--
Notes payable – Victory Park –net of discount of $5,894,361	41,922,248	--
Notes payable – Levys	14,437,518	750,000

Total Current Liabilities	104,458,198	5,696,756

Notes payable – Levys, excluding current portion	--	13,987,518
Notes payable – Victory Park –net of discount of $5,335,294	--	32,683,456
Accrued interest –Victory Park and Levys	--	11,827,982
Embedded conversion feature liability	--	12,470,000
Capital lease obligations, excluding current portion	27,975	--
Deferred licensing revenues, excluding current portion	5,050,539	6,101,287
Deferred gain on sale/leaseback, excluding current portion	515,723	632,483
Deferred compensation	--	492,851

Total Liabilities	110,052,435	83,892,333

Commitments and Contingencies
Stockholders’ deficit:
Common Stock - par value $.01 per share, authorized 275,000,000 shares in 2012 and 2011; issued and outstanding: 95,586,644 shares in 2012 and 95,215,599 shares in 2011	955,866	952,156
Additional paid-in capital	116,932,088	115,691,958
Accumulated deficit	(216,627,488)	(182,341,278)

Total Stockholders’ Deficit	(98,739,534)	(65,697,164)

Total Liabilities and Stockholders’ Deficit	$11,312,901	$18,195,169

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Revenue:

Product sales	$4,414,106	$3,843,787	$5,246,159
Royalties	689,742	1,603,371	2,974,365
Licensing revenue	1,050,759	10,250,740	1,300,763
Development fees and other revenues	2,125,041	3,517,440	811,992
Tarsa revenue	1,158,505	1,293,008	1,006,935

Total Revenue	9,438,153	20,508,346	11,340,214

Operating Expenses:
Cost of goods sold	1,638,974	1,551,624	2,608,083
Research and development	5,310,731	9,015,749	6,428,041
General and administrative	8,547,416	8,887,010	7,685,039
Unallocated facility expenses	3,147,808	3,345,971	3,105,989
Inventory reserves	81,327	--	716,989
Loss on disposal of fixed assets	82,761	--	--
Loss on sale of patents	--	824,241	--
Severance expense - Levys	--	349,980	1,120,000

Total Operating Expenses	18,809,017	23,974,575	21,664,141

Operating Loss	(9,370,864)	(3,466,229)	(10,323,927)

Other income (expense):
(Loss) gain on change in fair value of embedded conversion feature	(11,110,000)	10,390,000	(1,670,000)

Loss on extinguishment of debt	--	--	(14,381,239)
Qualifying therapeutic discovery grant	--	--	977,917
Interest and other income	98,922	58,535	85,546
Interest expense	(13,858,235)	(10,483,866)	(8,038,525)
(Loss) gain from investment in former China joint venture	(600,000)	(1,375,925)	115,774
Loss from investment in Nordic joint venture	(56,442)	--	--
Loss from investment in Tarsa	(650,571)	(2,819,143)	--

Loss before income taxes	(35,547,190)	(7,696,628)	(33,234,454)
Income tax benefit – principally from sale of New Jersey tax benefits	1,260,980	601,070	700,503

Net loss	$(34,286,210)	$(7,095,558)	$(32,533,951)

Loss per share – basic and diluted:
Net loss per share	$(0.36)	$(0.08)	$(0.35)

Weighted average number of shares outstanding – basic and diluted	95,451,670	93,181,384	91,961,673

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2012, 2011 and 2010

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance January 1, 2010	91,730,117	$917,301	$111,352,807	$(142,711,769)	$--	$(30,441,661)

Stock issued in lieu of director fees	174,780	1,748	127,252	--	--	129,000
Issuance of restricted stock	372,100	3,721	(3,721)	--	--	--
Exercise of stock options	158,600	1,586	71,762	--	--	73,348
Issuance of common stock to directors	40,000	400	30,400	--	--	30,800
Discount on note payable issued to joint venture partner	--	--	(1,918)	--	--	(1,918)
Forfeiture of restricted stock	--	--	267	--	(267)	--
Recognition of restricted stock compensation	--	--	243,240	--	--	243,240
Recognition of stock option compensation expense – employees and directors	--	--	689,340	--	--	689,340
Recognition of stock option compensation expense - consultants	--	--	(6,371)	--	--	(6,371)
Net loss	--	--	--	(32,533,951)	--	(32,533,951)
Balance, December 31, 2010	92,475,597	924,756	112,503,058	(175,245,720)	(267)	(61,818,173)

Stock issued in lieu of director fees	114,423	1,144	100,856	--	--	102,000
Issuance of restricted stock	40,000	400	(400)	--	--	--
Exercise of stock options	893,850	8,939	411,217	--	267	420,423
Sale of stock to DDF	1,691,729	16,917	1,483,083	--	--	1,500,000
Adjustment to fair value for 2009 Victory Park warrant exchange	--	--	(283,880)	--	--	(283,880)
Recognition of restricted stock compensation	--	--	68,834	--	--	68,834
Recognition of stock option compensation expense – employees and directors	--	--	1,410,598	--	--	1,410,598
Recognition of stock option compensation expense - consultants	--	--	(1,408)	--	--	(1,408)
Net loss	--	--	--	(7,095,558)	--	(7,095,558)
Balance, December 31, 2011	95,215,599	952,156	115,691,958	(182,341,278)	--	(65,697,164)

Stock issued in lieu of director fees	289,045	2,890	113,110	--	--	116,000
Issuance of restricted stock	40,000	400	(400)	--	--	--
Exercise of stock options	42,000	420	12,690	--	--	13,110
Recognition of restricted stock compensation	--	--	22,599	--	--	22,599
Recognition of stock option compensation expense – employees and directors	--	--	1,092,647	--	--	1,092,647
Recognition of stock option compensation expense - consultants	--	--	(516)	--	--	(516)
Net loss	--	--	--	(34,286,210)	--	(34,286,210)
Balance, December 31, 2012	95,586,644	$955,866	$116,932,088	$(216,627,488)	$--	$(98,739,534)

The accompanying notes are an integral part of these financial statements.

UNIGENE LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,286,210)	$(7,095,558)	$(32,533,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(2,948,424)	(10,921,803)	(1,326,620)
Amortization of deferred credit	(116,760)	(68,110)	--
Amortization of debt discounts and deferred financing fees	5,240,500	2,906,648	1,591,488
Non-cash equity compensation	1,230,730	1,296,144	1,086,009
Loss on extinguishment of debt	--	--	14,381,239
Loss (gain) on change in fair value of embedded conversion feature	11,110,000	(10,390,000)	1,670,000
Depreciation, amortization and impairment of long-lived assets	844,013	709,588	965,008
Inventory reserve provision	81,327	--	716,989
Loss on disposal of fixed assets	82,761	--	--
Loss on sale of patents	--	824,241	--
Loss on investment in Tarsa	650,571	2,819,143	--
Loss on investment in Nordic joint venture	56,442	--	--
Loss (gain) on investment in China joint venture	600,000	1,375,925	(115,774)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	2,785,976	(1,122,877)	481,744
Decrease in inventory	1,187,195	1,069,717	1,905,777
Decrease (increase) in other assets	516,891	(190,250)	(583,095)
(Decrease) increase in accounts payable and accrued expenses	(1,125,676)	(404,272)	505,271
Increase in accrued interest-Victory Park and Levys	8,588,279	7,561,373	5,562,757
Increase in deferred compensation	41,638	20,961	34,477
Increase in deferred revenue	2,283,569	4,842,754	3,990,160
Net cash used in operating activities	(3,177,178)	(6,766,376)	(1,668,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Tarsa	(650,571)	(2,819,143)	--
Proceeds from sale of patents	--	20,000	--
Proceeds from sale/leaseback	--	1,119,963	--
Investment in Nordic joint venture	(56,442)	--	--
Capital expenditures	(236,355)	(700,480)	(147,419)
Increase in patents and other intangibles	(145,524)	(293,504)	(531,078)
Net cash used in investing activities	(1,088,892)	(2,673,164)	(678,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable – Victory Park	4,000,000	--	13,642,473
Expenses related to issuance of notes payable – Victory Park	(262,000)	--	(2,007,534)
Proceeds from sale of stock, net – DDF	--	1,500,000	--
Repayment of notes payable – Levys	(300,000)	--	(1,000,000)
Repayment on note payable – Victory Park	--	--	(179,679)
Repayment on note payable - China joint venture	--	--	(875,000)
Repayment of capital lease obligation	(53,231)	--	--
Proceeds from exercise of stock options	13,110	420,423	73,348
Net cash provided by financing activities	3,397,879	1,920,423	9,653,608

Net (decrease) increase in cash and cash equivalents	(868,191)	(7,519,117)	7,306,590
Cash and cash equivalents at beginning of year	$4,681,683	$12,200,800	$4,894,210

Cash and cash equivalents at end of year	$3,813,492	$4,681,683	$12,200,800

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Purchase of equipment through capital lease	$119,772	$--	$--
Issuance of convertible note in exchange for non-convertible note	$--	$--	$19,357,527
Cash payments:
Cash paid for interest	$--	$--	$803,000
Cash paid for income taxes	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

1. Description of Business

We are a biopharmaceutical company engaged in the research, production and drug delivery of small proteins, referred to as peptides, for therapeutic use. We have a patented manufacturing technology for producing certain natural therapeutic peptides cost-effectively. We also have patented oral and nasal drug delivery technologies that have been shown to deliver therapeutically useful amounts of various peptides into the bloodstream. We have three operating locations: administrative and regulatory offices in Boonton, New Jersey; a laboratory research facility in Fairfield, New Jersey; and a pharmaceutical production facility in Boonton, New Jersey. Our primary focus has been on the development of calcitonin and other peptide products for the treatment of osteoporosis and other indications. We have licensed in the U.S. our nasal calcitonin product for the treatment of osteoporosis, which we have trademarked as Fortical, to Upsher-Smith Laboratories, Inc. (“USL”). Fortical was approved by the United States Food and Drug Administration (“FDA”) in 2005. We have licensed worldwide rights to our patented manufacturing technology for the production of calcitonin to Novartis. In 2009, we licensed on a worldwide basis (except for China) our Phase 3 oral calcitonin program to Tarsa Therapeutics, Inc. (“Tarsa”). We have expanded our product pipeline with a novel peptide for obesity, a peptide for a Type 2 diabetes indication through a Joint Venture Vehicle with Nordic Bioscience and we perform fee-for-service feasibility studies for third parties. During 2011 and 2010, most of the Company’s revenue was generated from two customers; USL and GlaxoSmithKline (“GSK”) (see Note 22).  The oral PTH license with GSK was terminated in December 2011 after we received notification from GSK of its decision not to proceed with the oral PTH program.  As a result, the Company regained the exclusive worldwide rights to the oral PTH program and is currently seeking a new licensee for this program.

2. Liquidity

At December 31, 2012, Unigene Laboratories, Inc. (the “Company”) had cash and cash equivalents of $3,813,000, a decrease of $868,000 from December 31, 2011.  The decrease is primarily due to net cash used in operating and investing activities of $3,177,000 and $1,089,000, respectively, partially offset by the $3,500,000 in net proceeds received (following the deposit of $500,000 for fees of the lenders) as a result of refinancing our debt in September 2012 (see Note 8). The Company has incurred annual losses since its inception, including a net loss of $34,286,000 during the year ended December 31, 2012, and, as a result, at December 31, 2012, had an accumulated deficit of $216,627,000.  The Company expects to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

As of December 31, 2012, the Company’s total principal debt, inclusive of capital lease obligations and accrued interest, was approximately $76,900,000, inclusive of an additional $4,000,000 note issued in September 2012 (see Note 8).  Based on managements’ current cash flow projections, the Company will need to obtain significant additional financing in the near term to fund operations, address its current debt and restructure its balance sheet.   Management’s cash flow projections at the time of the issuance of the $4,000,000 note estimated that cash on hand would be sufficient to fund operations through at least June 2013.  These estimates included the assumption that our Biotechnologies Strategic Business Unit (“Biotechnologies SBU”) would be able to convert at least one of its ongoing oral peptide delivery feasibility partnerships into a definitive license agreement bearing a significant up-front cash payment, on or before December 31, 2012.  While the Company is still actively pursuing such opportunities, the Company did not enter into a license agreement with a significant upfront cash component by December 31, 2012.  This change in the Company’s projections is the result of an ongoing review of our Biotechnologies SBU and the status of its feasibility programs, including recent feedback from the Biotechnologies SBU’s feasibility partners regarding the criteria and timing for each partners’ decision to license our technology, as well as delays to our ongoing feasibility and partner sponsored Peptelligence™ research programs.  In particular, several early stage development partners have indicated that, in the current funding environment until they themselves are able to partner, they may not have sufficient discretionary cash resources to satisfy commercially reasonable licensing terms. In addition, certain feasibility partners participating in longer-term research oriented feasibility work have decided to extend or expand their current feasibility programs but are not yet ready to enter into a definitive licensing agreement until the ongoing feasibility studies yield certain desired targets. As a result of the corresponding anticipated reduction in the Biotechnologies SBU’s forecasted revenues, management is actively pursuing various alternatives to extend the Company’s cash runway.  In accordance with guidance previously issued by the Company, in the event that the Company is unable to secure additional sources of cash, it will not be able to fund operations beyond the first quarter of 2013 and the Company will be forced to cease operations.  The Company is currently in discussion with our lenders in regards to obtaining additional financing, however, there can be no assurance that our lenders will provide additional funding.  Additionally, our current cash projections would result in the Company defaulting on the minimum cash requirement as of March 31, 2013 under its forbearance agreement.

As a result of a financial statement restatement, the Company was unable to finalize and file its Form 10-Q for the quarter ended September 30, 2012 by the Securities and Exchange Commission’s (the “SEC”) extended filing deadline of November 21, 2012.  Therefore, the Company gave its senior lenders notice that an event of default occurred under the terms of its debt agreements by virtue of the Company’s failure to timely file such Form 10-Q.  Refer to Note 8 for additional details in regards to the terms of the debt agreements and the implications of the event of default.

On May 29, 2012, the Company entered into an agreement to settle its obligations to Jay Levy, the estate of Jean Levy, Warren Levy and Ronald Levy (the “Levys” and the “Founders”) (see Note 4).   In light of the Company’s financial condition, the Company was not in a position to fund the debt settlement with the Founders and, as a result, remains in debt to the Founders for a total of $23,432,000 in principal and accrued interest as of December 31, 2012. On December 18, 2012, the Company entered into a further agreement with the Levys regarding the timing of the remaining payments.  See Note 4 for details regarding such agreement.

The global credit crisis that began in 2007 was further exacerbated by events occurring in the financial markets in the fall of 2008, and has continued into 2013.  These events have negatively impacted the ability of corporations to raise capital through equity financings or borrowings.  The credit crisis may continue for the foreseeable future. In addition, uncertainty about current and future global economic conditions may impact the Company’s ability to license its products and technologies to other companies and may cause consumers to defer purchases of prescription medicines, such as Fortical, in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for the Company’s products and technologies could differ negatively from its current expectations.

Due to the Company’s limited financial resources, any further significant decline in Fortical sales and/or royalties, or delay in achieving milestones under its existing license agreements, or in signing new license, feasibility or distribution agreements for its products or technologies or loss of patent protection, ability to sell additional shares of its common stock, its inability to restructure its existing Victory Park debt, or ability to not violate its covenants with Victory Park could have a material adverse effect on the Company’s cash flow and operations.  As a result of advancing purchase orders from USL previously scheduled for the first quarter of 2013, the Company received approximately $1,255,000 in additional cash in the fourth quarter of 2012.  Additionally, the Company was advanced $400,000 from USL in the fourth quarter of 2012 for the production of additional Fortical batches in 2013. This will reduce cash flows from Fortical in future periods.  The Company has offered an 8% discount on any purchase orders submitted by USL through April 30, 2013.

If the Company is unable to achieve significant milestones or sales under its existing agreements and/or enter into new significant revenue generating licenses or other arrangements in the near-term, the Company will need to secure another source of funding in order to satisfy its working capital needs. The Company will also need to avoid further events of default under and maintain compliance with the covenants in its financing agreement with Victory Park (see Note 8). If the Company is not able to generate additional cash, it will need to significantly curtail its operations. Should the funding required to sustain the Company’s working capital needs be unavailable or prohibitively expensive, the Company would not have the ability to continue as a going concern. The Company believes that satisfying its cash requirements over the long term will require the successful commercialization of its licensed oral or nasal calcitonin products, and one or more of its Peptelligence™ biotechnologies, its oral parathyroid hormone (“PTH”) product, the obesity program or the diabetes program.  However, it is uncertain whether any new products will be approved or will be commercially successful. The amount of future revenue the Company will derive from Fortical is also uncertain.

In December 2011, the Company announced a restructuring plan that included a reduction in workforce and expenses to improve operational efficiencies and to better match resources with market demand. Under the comprehensive plan, the Company is continuing Fortical production and maintaining all of its core programs and partnered activities while decreasing cash expenditures. In 2010, since the Company had an adequate inventory of enzyme to support expected future Fortical production needs, it temporarily suspended manufacturing of those materials at its Boonton facility. However, the Company maintained the cGMP status of the facility and the ability to manufacture and tablet solid dosage forms of peptides at that location.  This cessation of production continued through 2012, however, the Company reengaged in the production of calcitonin in the first quarter of 2013.  Implementation of the restructuring plan resulted in an immediate company-wide workforce reduction of approximately 25%. The cash requirements in 2012 to operate the research and peptide manufacturing facilities and develop products decreased from 2011 due to the December 2011 restructuring.

On July 20, 2012 the European Medicines Agency (“EMA”) issued a press release concerning the marketability of approved calcitonin products in Europe, concluding there was evidence of a small increased risk of cancer with long-term use of current calcitonin medications approved and commercially available in Europe since 1973, and calling for the curtailment of calcitonin usage.  Subsequently, other health authorities, including, Health Canada, announced that they were reviewing the calcitonin data to determine whether to follow suit.

The Company has licensed to Upsher-Smith Laboratories, Inc. (“USL”) its patented nasal formulation of calcitonin for commercialization in the United States and has licensed the development and worldwide commercialization rights (except China) for its Phase 3 oral calcitonin to Tarsa Therapeutics, Inc. (“Tarsa”).  However, since neither the Company nor its licensees are market authorization holders in Europe, they do not have the right to appeal the EMA's recommendation.  On October 12, 2012, Tarsa announced an agreement in principle with Therapicon® Slr to provide consulting assistance to the Italian firm in its appeal of the recent EMA recommendation. In November 2012, the EMA announced that it has reconfirmed its original conclusion that the benefits of calcitonin-containing medicines do not outweigh their risks in the treatment of osteoporosis and that they should no longer be used for this condition.   On March 5, 2013, the FDA held an advisory committee meeting to discuss whether the overall benefit-risk assessment of calcitonin salmon products supports their continued marketing for the treatment of post-menopausal osteoporosis.  The advisory committee concluded that the benefits of salmon calcitonin products, including Fortical, do not outweigh the potential risks associated with their use and as a result, should not continue to be broadly marketed.  Additionally, it was recommended that fracture prevention data be required for the approval of new calcitonin products in development for osteoporosis prevention and treatment, such as the oral calcitonin product being developed by Tarsa.  The FDA will assess the recommendations and may or may not concur with the advisory committee.  The FDA has not yet issued a response to the advisory committee recommendations. The Company believes that the advisory committee recommendations will have a material adverse impact on the Company’s financial condition and operations by potentially delaying, reducing or eliminating sales and royalties on Fortical, limiting the value of current calcitonin development projects and limiting the potential value of its investment in Tarsa.   If the FDA were to require the withdrawal of calcitonin medications from the market, it could result in impairment charges to the Company’s fixed assets of up to $1,400,000, to its patents of up to $300,000 and to its inventories of up to $2,000,000 (balances as of December 31, 2012).

Cash received during the year ended December 31, 2012 was primarily from the net proceeds of $3,500,000 as a result of the Victory Park refinancing (see Note 8); Fortical sales and royalties received under the agreement with USL; accounts receivable collected from GlaxoSmithKline (“GSK”) for work performed in 2011; and from development work and fee-for-service feasibility studies for various companies, including Tarsa. The Company’s primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone and other payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from its founders and Victory Park, (5) the sale of its common stock, (6) Fortical sales and royalties and (7) the proceeds from the sale of state net operating loss carry-forwards. In 2011, the Company divested its equity interest in its former China Joint Venture as well as its Site Directed Bone Growth (“SDBG”) program, which may result in additional sources of cash in the future. There can be no assurance that any of these cash sources will continue to be available to the Company in the future. The Company is actively seeking additional licensing and/or supply agreements with pharmaceutical companies for various oral peptides, including PTH and its obesity peptide, and for its recombinant peptide manufacturing technology. In October 2011, the Company announced its decision to establish a Joint Development Vehicle with Nordic Bioscience (see Note 13).  Licensing fees from new collaborations are dependent upon the successful completion of complex and lengthy negotiations and are often subject to the completion of successful feasibility programs. Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by the Company or its licensees. Product sales to the Company’s partners under these agreements are based upon its licensees’ needs, which are sometimes difficult to predict. Sale of the Company’s common stock is dependent upon its ability to attract interested investors, its ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties will be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.   The Company may not be successful in achieving milestones under its current agreements, in obtaining regulatory approval for its other products or in-licensing any of its other products or technologies.

On December 11, 2012, the Company announced that it has retained an investment banker to assist the Company with its exploration and evaluation of a broad range of strategic options, including, but not limited to, the strategic partnering of its technology, the out-licensing of intellectual property and divestiture of certain assets, and the possible sale of the Company or one or more of its business units.

Going Concern

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies & Practices

Revenue Recognition: We recognize revenue from the sale of products and from royalties, licensing agreements and research services and grants. Revenue from the sale of product is recognized when title to product and risk of loss are transferred, collection is reasonably assured and we have no further obligations. If there are elements of the revenue recognition requirements that are not met at the time of shipment, the revenue is deferred and the corresponding cost of the product is included on our balance sheet as a deferred asset. Revenue from research services, such as for Tarsa, is recognized when services are rendered. Sales revenue generally does not involve difficult, subjective or complex judgments. We recognize royalty revenue on an accrual basis in accordance with the terms of individual agreements. If the receipt of royalty revenue is contingent on a future event, revenue would be recognized when that event has occurred. Typically, royalties are recognized when third party results can be reliably measured and collectability is reasonably assured. In the case of USL, we recognize royalty revenue based upon quarterly royalty reports provided by USL. This enables a reliable measure of royalty income, as well as reasonable assurance of collectability. Royalty revenue is earned on sales of Fortical by USL and is recognized in the period the product is sold by USL.

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

Accounting for Stock Options - For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with accounting guidance. We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Stock options and warrants issued to consultants are accounted for in accordance with accounting guidance at their fair value on the measurement date using the Black-Scholes option pricing model. The measurement of share-based compensation is subject to periodic adjustment as the underlying awards vest and estimates of forfeitures are updated.

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

Equity Method Investments - We use the equity method of accounting for significant investments where we own at least 20% of the entity’s voting stock or we have the ability to exert influence.  We account for our investments in Tarsa and the Nordic Joint Development Vehicle under the equity method and, prior to the 2011 sale of our 45% equity interest in the China joint venture, we also accounted for that investment under the equity method.  These investments were initially valued at cost, adjusted for our proportionate share of the entities’ profits and losses.  If our share of an entity’s losses reduces our investment to zero, we temporarily discontinue the equity method of accounting for that investment.

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

When we determine that the carrying value of long-lived assets, including fixed assets, patents and inventories, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or other permitted valuation methods. Unsuccessful patent costs are expensed when determined worthless or when patent applications will no longer be pursued. Other intangibles are recorded at cost and are amortized over their estimated useful lives.

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

Accounts Receivable - During 2012 and 2011, most of our accounts receivable involved transactions with established pharmaceutical companies such as GSK and USL. The terms of payments and collections in these transactions are governed by contractual agreements. Our policy is that an allowance for doubtful accounts is established for estimated losses resulting from the inability of our customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances in excess of 90 days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will write-off the account receivables. At both December 31, 2012 and 2011, no allowances were recorded based upon our analysis that all receivables were deemed collectible and there were no write-offs of accounts receivable.

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

Fair Value of Financial Instruments - The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. Given our financial condition described in Note 2, it is not practicable to estimate the fair value of our subordinated notes payable to the Levys at December 31, 2012 and 2011. We believe that the carrying amounts of cash and cash equivalents, our accounts receivable, deferred compensation assets and accounts payable approximate fair value due to their short-term nature.

Derivative Instruments - Derivative financial liabilities are recorded at fair value, with gains and losses arising from changes in fair value recognized in the statement of operations at each period end while such instruments are outstanding. If the Company issues shares to discharge the liability, the derivative financial liability is derecognized and the issuance of common stock and additional paid-in capital are recognized on the issuance of those shares. Derivative liabilities are valued using a Black-Scholes option pricing model or a Monte Carlo simulation depending on the assumptions necessary to properly value the related instrument.

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

Sales Concentrations – Our revenue for the last three years has primarily been from product sales, royalties and licensing revenue under our agreements with USL, GSK, Novartis and Tarsa.

Revenue from Licensees:
	2012	2011	2010
GSK	0%	57%	2%
USL	56%	27%	73%
Novartis	11%	6%	12%
Tarsa	12%	6%	9%
Other	21%	4%	4%

In December 2011, we terminated our amended and restated exclusive worldwide license agreement and related development services and clinical supply agreement with GSK. The termination of these agreements followed notification by GSK of its decision not to proceed based on its internal evaluation criteria. Therefore, there will be no future revenue from GSK.

Concentrations of Credit Risk – Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our holdings in cash in excess of federally insured amounts and in cash equivalents with high credit-quality financial institutions in order to minimize credit exposure. We have concentrations of credit risk with respect to accounts receivable, as most of our accounts receivable are concentrated among a very small number of customers. As of December 31, 2012 and 2011, USL accounted for 22% and 39%, respectively, of our total accounts receivable. As of December 31, 2012 and 2011, GSK accounted for 0% and 48%, respectively, of our accounts receivable. We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable.

Income Taxes - Income taxes are accounted for under the asset and liability method with deferred tax assets and liabilities recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.

Net Loss Per Share - We compute and present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive. Our weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 2012, 2011 and 2010 because inclusion of our convertible notes, restricted stock, stock options and warrants (approximately 424,660,000, 52,303,000 and 7,374,000 shares of common stock, if vested or exercised, at December 31, 2012, 2011 and 2010, respectively) would be antidilutive. The years ended December 31, 2012 and 2011 also include approximately 412,048,000 and 43,170,000 shares of common stock that would be issued if Victory Park were to convert all of their outstanding convertible notes, plus accrued interest.

At December 31, 2012 and 2011, there were warrants outstanding to purchase an aggregate of 20,000 and 60,000 shares of common stock, respectively, at exercise prices ranging from $2.00 to $2.20 per share.  The warrants outstanding at December 31, 2012 expire in 2015.

The following is a reconciliation between the number of issued shares shown on the balance sheet and the number of shares used to determine EPS at December 31, 2012 and 2011:

	2012	2011
Issued shares per balance sheet	95,586,644	95,215,599
Unvested restricted stock	(20,000)	(40,000)
Shares used in determining EPS	95,566,644	95,175,599

New Accounting Pronouncements

In December 2011, an update to guidance was issued regarding the offsetting or netting of assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  In January 2013, an update was issued to amend and clarify the scope of the required balance sheet offsetting disclosures. The disclosures are required irrespective of whether the transactions are offset in the statement of financial position.  This amendment is effective as of January 1, 2013.  The adoption of this update is not expected to have a significant effect on the Company’s financial statements

In May 2011, an update to guidance was issued clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. This amendment is effective as of January 1, 2012. The adoption of the amended guidance did not have a significant effect on the Company’s financial statements.

On January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The guidance, which applies to multiple-element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple-element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. We did not enter into or materially modify any multiple-element arrangements during the years ended December 31, 2012 or 2011. Our existing agreements continue to be accounted for under previously-issued revenue recognition guidance for multiple-element arrangements.

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

4. Notes Payable - Levys

To satisfy the Company’s short-term liquidity needs, the founding Levy family from time to time (prior to 2003) made loans to the Company. Jay Levy, former director, Chairman of the Board, Treasurer and Assistant Secretary, and Jean Levy are/were the parents of Warren Levy and Ronald Levy, former executive officers and directors. These loans are collateralized by secondary security interests in the Company’s equipment and certain patents. At May 10, 2007, the outstanding principal and interest on these loans were $7,095,000 and $8,642,518, respectively, with interest rates ranging from 8.5% to 14.2%. The total owed at May 10, 2007 aggregated $15,737,518, of which approximately $8,900,000 in principal and interest were in default, and was restructured in 2007 as eight-year term notes, with a fixed simple interest rate of 9% per annum. No gain or loss was recognized on the restructuring transaction. Required quarterly payments of principal and interest under these new notes were to begin in May 2010 and continue over a five-year period.

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

On March 10, 2011, the Company entered into the Settlement and Release Agreement and Amendments (the “Settlement Agreement”) by and among the Company and the Estate of Jean Levy, The Jaynjean Levy Family Limited Partnership, Dr. Warren Levy, former president, and Dr. Ronald S. Levy, former executive vice president (collectively, the “Levy Parties”).  Pursuant to the Settlement Agreement, the Company made the following payments during the year ended December 31, 2011:

1.
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

Pursuant to the Settlement Agreement, the Company was obligated to make the following payments:

1.
On October 11, 2012 and November 13, 2012, the Company was obligated to pay an aggregate amount of $162,296: $85,241 to Dr. Warren Levy and $77,055 to Dr. Ronald Levy, in full satisfaction of their respective vacation pay; and

2.
On November 13, 2012 and December 11, 2012, the Company was obligated to pay an aggregate amount of $200,000 into Rabbi Trust Accounts, $100,000 into an account for the benefit of Dr. Warren Levy and $100,000 into an account for the benefit of Dr. Ronald Levy, in full satisfaction of our obligations to each of them under the deferred compensation program.

Loan payments under the amended notes of $500,000 previously due on November 10, 2010 and $250,000 due on May 10, 2011 were postponed under the Settlement Agreement. The new payment schedule specified five monthly payments of $150,000 from May 2012 through September 2012. Furthermore, the Company agreed that if net cash proceeds (the “Proceeds”) were received totaling at least $10,000,000 from a single transaction or transactions, subject to certain exceptions and qualifications described in the Settlement Agreement, before all of the payments due pursuant to the Settlement Agreement are paid in full, the Company will pay certain specified remaining payments due under the Settlement Agreement in full within five business days of receipt of the Proceeds.

Accordingly, among other things, the Settlement Agreement (i) settled a disagreement between the Company and Dr. Warren Levy and Dr. Ronald Levy regarding the aggregate amount of, and the timing of the payments in respect of, their vacation pay; (ii) required that a portion of the previously agreed to severance payments be placed into escrow and then be released to Dr. Warren Levy and Dr. Ronald Levy at the times previously agreed; (iii) required payment in 2012 of an aggregate of $200,000 under the deferred compensation program for Dr. Warren Levy and Dr. Ronald Levy, $100,000 to each of two Rabbi Trust Accounts; and (iv) accelerates the payment of certain remaining payments under the Settlement Agreement upon the receipt of the Proceeds.

On May 29, 2012, the Company entered into an agreement to settle its obligations to the Levys (the “Revised Settlement Agreement).  Pursuant to the Revised Settlement Agreement, the Founders agreed to settle any and all outstanding obligations due from the Company in exchange for (i) two installment payments of $150,000 each due in May and June 2012, which were subsequently paid by the Company; (ii) $7,700,000 payable on or before September 30, 2012; and (iii) the issuance of 5,000,000 shares of the Company’s common stock.  The Company did not meet the conditions to effectiveness under the Revised Settlement Agreement on or prior to September 30, 2012, including the payment of $8,000,000 (less the amount of the two $150,000 interim installment payments) and the issuance of 5,000,000 shares of common stock to the Levy Parties.  As a result, the Revised Settlement Agreement has been terminated and is otherwise of no force and effect (other than as specifically identified) and all payments then or previously payable (and not previously paid) under the Settlement Agreement through and including September 30, 2012 became immediately due and payable as of such date.   Furthermore, as a result of the termination of the Revised Settlement Agreement, no release of any of the Levy claims has occurred and all the rights of the Levy Parties that existed under the Settlement Agreement, the related notes and with respect to their prior employment remain in full force and effect as if the Revised Settlement Agreement had not been entered into.

On December 21, 2012, the Company entered into an agreement (the "Second Revised Settlement Agreement") with the Levys.  The Second Revised Settlement Agreement modified the Revised Settlement Agreement.  Pursuant to the Settlement Agreement, payments of $150,000 were due to the Levy Parties on each of October 11, 2012 and November 13, 2012 and a payment of $62,296 was due on December 11, 2012. According to the terms of the Second Revised Settlement Agreement, the Company paid $100,000 to the Levy Parties on December 21, 2012, which represented partial payment of the October 11, 2012 installment payment. Furthermore, under the Second Revised Settlement Agreement, the payments of each of (i) the remaining $50,000 related to the October 11, 2012 installment payment, (ii) the $150,000 installment payment due on November 13, 2012 and the $62,296 installment payment due on December 11, 2012, and (iii) the $150,000 installment payments due to the partnership on each of July 11, 2012, August 13, 2012, and September 11, 2012 under the terms of the Settlement Agreement, have been deferred until June 18, 2013. All other terms of the Settlement Agreement remain in full force and effect.

Total interest expense on all Levy loans was approximately $1,760,000, $2,302,000 and $1,446,000 for the years ended December 31, 2012, 2011 and 2010, respectively.   As of December 31, 2012, total accrued interest on all Levy loans was $8,994,000 and the principal amount of the outstanding loans by the Levys to the Company totaled $14,438,000, for an aggregate owed to them of $23,432,000.

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

Outstanding Levy loans consisted of the following at December 31, 2012 and 2011:

	2012	2011
Long-term loans, current portion	$14,437,518	$750,000
Long-term loans, net of current portion	--	13,987,518
	14,437,518	14,737,518

Accrued interest, short-term	8,994,505	--
Accrued interest, long-term	--	7,234,165
Total loans and interest	$23,432,023	$21,971,683

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011	Estimated Useful Lives (years)
Leasehold improvements	$10,520,251	$10,470,946	Lesser of lease term or useful life
Manufacturing equipment	6,449,441	6,386,070	10
Laboratory equipment	3,661,134	3,618,143	5
Computer software	62,841	48,618	3
Office equipment and furniture	1,417,906	1,417,906	5
Equipment formerly under capital leases	1,093,424	1,093,424	Lesser of lease term or useful life
	23,204,997	23,035,107
Less accumulated depreciation and amortization	(20,553,178)	(20,058,049)

Property, plant and equipment, net	$2,651,819	$2,977,058

Depreciation and amortization expense on property, plant and equipment was $599,000, $611,000, and $637,000 in 2012, 2011, and 2010, respectively. Our fully depreciated assets included above at December 31, 2012 and 2011, respectively, were approximately $17,000,000.

During the year ended December 31, 2012, certain assets previously utilized to produce enzyme were taken out of service permanently and were written off.  As a result, the Company recorded a charge to loss on disposal of fixed assets within the accompanying statement of operations of $83,000.

As of December 31, 2012, the following events and circumstances indicated that the carrying value of the Company’s long lived assets may not be recoverable: (i) potential impact of the EMA press release on calcitonin products; (ii) continuing operating losses; (iii) significant revisions to internal revenue forecasts; and (iv) a significant decline in the Company’s stock price. The Company performed an asset impairment assessment as of December 31, 2012 and this analysis did not result in an impairment charge for the twelve months ending December 31, 2012.    If the FDA were to require the withdrawal of calcitonin medications from the market, it could result in an impairment charge to the Company’s fixed assets of up to $1,400,000 (balance as of December 31, 2012).

6. Patents and Other Intangible Assets

Details of patents and other of intangible assets are summarized as follows:

	December 31, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Patents	$1,625,000	$458,000	$1,167,000	$1,180,000	$377,000	$803,000
Deferred Patents	754,000	--	754,000	1,202,000	--	1,202,000
Trademarks	--	--	--	144,000	144,000	--
Deferred Trademarks	--	--	--	15,000	--	15,000

	$2,379,000	$458,000	$1,921,000	$2,541,000	$521,000	$2,020,000

Trademarks and patents are all intangible assets with definite useful lives and therefore continue to be amortized in accordance with accounting guidance. Amortization expense amounted to $120,000, $99,000 and $104,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted-average amortization period remaining for patents as of December 31, 2012 and 2011 was approximately 11 and 10 years, respectively. Future amortization expense on our amortizable intangible assets over the next five years is estimated as follows:

2013	$135,000
2014	135,000
2015	134,000
2016	132,000
2017	123,000
Total	$659,000

During 2012 and 2010, we wrote off certain foreign patents in countries that had limited commercial potential and/or wrote off certain foreign and domestic patent applications for technologies that were no longer being pursued or had limited commercial potential in their respective countries. Charges in 2012, 2011, and 2010 to general and administrative expense to write off certain abandoned intangible assets were $125,000, $0, and $225,000, respectively, representing their carrying value. As of December 31, 2012, twenty-three of our patents had been issued in the U.S. and eighty-one had been issued in various foreign countries. Various other domestic and foreign applications are pending.

As of December 31, 2012, the following events and circumstances indicated that the carrying value of the Company’s long lived assets may not be recoverable: (i) potential impact of the EMA press release on calcitonin products; (ii) continuing operating losses; (iii) significant revisions to internal revenue forecasts; and (iv) a significant decline in the Company’s stock price. The Company performed an asset impairment assessment as of December 31, 2012 and this analysis did not result in an impairment charge for the twelve months ending December 31, 2012.   If the FDA were to require the withdrawal of calcitonin medications from the market, it could result in an impairment charge to the Company’s patents of up to $300,000 (balance as of December 31, 2012).

7. China Joint Venture

In 2008, the Company initiated the transfer of technology and know-how to the China Joint Venture. This technology and know-how contribution gave rise to a basis difference between the investment in the China Joint Venture and the 45% equity interest in the underlying assets of the China Joint Venture. This basis difference was being recognized over 17 years, the estimated life of the transferred assets. In 2011, the Company revised its accounting prospectively to account for the calculation of the basis difference between the investment in the China Joint Venture and the Company’s 45% equity interest in the underlying net assets of the China Joint Venture. The Company had originally calculated the amortization of the difference based upon the $4,500,000 of intellectual property (licensed patent rights, know-how, etc.) that had been and was agreed to be contributed to the China Joint Venture. However, as of January 1, 2011, the Company calculated the amortization of the difference based upon the $2,100,000 of intellectual property that had been contributed to that date and recorded on the financial statements of the China Joint Venture. The cumulative adjustment in the first quarter of 2011 totaled $318,000. The Company also recognized a revised basis difference of $31,000. Therefore, the net basis difference recognized in the first quarter of 2011 was an expense of $287,000. These expenses are included in the accompanying statements of operations under Loss from Investment in former China Joint Venture.  The Company’s share of the former China Joint Venture’s losses for the years ended December 31, 2012 and 2011 were zero and $1,376,000, respectively and the Company recorded a gain on the former China Joint Venture for the year ended December 31, 2010 of $116,000.

On June 7, 2011, the Company entered into an Equity Sale and Purchase Agreement with an effective date of June 4, 2011, (which agreement was restated and replaced in July 2011 without altering the substantive terms of the June agreement; as so restated, the “Equity Transfer Agreement”), under which we sold our equity interest in Unigene Biotechnology Co., Ltd. (the “China Joint Venture”), which represents forty-five percent (45%) of the registered capital and the profits and losses of the China Joint Venture. Thereunder, we sold the equity interest to China Charmaine Pharmaceutical Company Limited (the “Purchaser”), an affiliate of China Pharmaceutical Group Limited (“CPG”) for an aggregate purchase price of up to $1,050,000, payable in two installments in the amounts and at the times described below.

In consideration for the sale and transfer of the equity interest: (i) upon the receipt of certain governmental approvals and satisfaction of certain other customary conditions, the Purchaser shall pay the first installment of $600,000 to the Company; and (ii) the Purchaser shall pay the remaining $450,000 (the “Final Payment”) on the date the option (as defined) is exercised, provided that if the option is not exercised on or before the Final Payment Date and the Shares are not otherwise disposed of by the holder, the Company will forego the Final Payment.

Furthermore, as of June 4, 2011, the Company had no further obligations under the Joint Venture Contract or the Articles of Association, both dated as of June 15, 2000 between us and CPG’s predecessor.

As of June 7, 2011, the investment in the China Joint Venture was $2,873,070 and the Company had recorded a liability to the China Joint Venture in the amount of $1,200,000 for a net investment of $1,673,070. In June 2011, due to the expected first payment of $600,000, the Company recognized a loss of $1,073,070 on the termination and sale of the China Joint Venture. The Company will recognize a gain if the $450,000 contingent final payment is received, which the Company believes is very unlikely.

During the first half of 2012, the Company made repeated unsuccessful attempts to collect the balance owed under the first installment of $600,000 pursuant to the Equity Transfer Agreement.  To date, the Purchaser has failed to provide an adequate explanation as to why the closing referred to in the Equity Transfer Agreement has not occurred in a timely manner and why the first installment has not been paid.  The Company can no longer be reasonably certain that the payment will be received and has opted to record an allowance equivalent to the full amount of the receivable.   The charge is reflected as a loss from investment in former China Joint Venture in the accompanying statement of operations for the year ended December 31, 2012.

8. Notes Payable – Victory Park

On September 30, 2008, the Company entered into a financing agreement with Victory Park pursuant to which the Company borrowed $15,000,000 from Victory Park and, in connection therewith, issued to Victory Park a three-year senior secured non-convertible term note. Richard Levy (no relation to the Levys), the Chairman of the Unigene Board of Directors, is the Managing Principal and Founder of Victory Park. The Company received net proceeds of $14,372,000 after fees and closing expenses paid as of September 30, 2008. On May 22, 2009, the Company drew down the remaining $5,000,000 available under this agreement. These term notes were purchased by Victory Park at a 3% discount to the face amount and the Company received net proceeds of $4,803,000 after fees and closing expenses. Pursuant to the financing agreement, the Company issued an aggregate of 1,500,000 shares of Common Stock to Victory Park. Subsequently, pursuant to a Warrant Exchange Agreement, dated as of October 19, 2009, with Victory Park, the Company issued 300,000 shares of Common Stock to Victory Park in exchange for Victory Park’s surrender of a warrant to purchase 1,000,000 shares of Common Stock.

During January 2009 and February 2010, respectively, the Company repaid approximately $463,000 and $180,000 in principal in accordance with mandatory prepayment terms. There were no such payments in 2012 or 2011.

This note bore interest through March 16, 2010 at the prime rate plus 7%, subject to a floor of 14% per annum and a cap of 18% per annum. In conjunction with this financing, loans held by the Levys were subordinated to the Victory Park note. The Company pledged all of its current and future assets, including intellectual property, as collateral under the Victory Park note.

In March 2010, the Company entered into an amended and restated financing agreement with Victory Park. The restated financing agreement amends and restates in its entirety and replaces the financing agreement dated as of September 30, 2008.

Under the terms of the restated financing agreement, the Company issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes in exchange for the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and additional net proceeds of approximately $13,642,000 (before debt issuance costs). These convertible notes were purchased at a 2% discount to the face amount. The transaction was accounted for as a debt extinguishment as a result of an increase to the effective interest rate and the addition of a substantive conversion option.  As such, at the time of the debt modification, the difference between the carrying value of the debt at time of modification and the acquisition cost of the March 2010 notes of $14,381,000 was recorded as a loss on extinguishment of debt in the year ended December 31, 2010.  The existing debt discount of $1,195,000 and deferred financing fees of $246,000 from the 2008 and 2009 transactions were expensed and are reflected in loss on extinguishment of debt.  Total fees and expenses at closing of the March 2010 notes were approximately $2,007,000 and we therefore received net cash proceeds of approximately $11,635,000. Of the $2,007,000 in fees, $940,000 were paid on behalf of Victory Park and were expensed and are reflected in loss on extinguishment of debt and $1,067,000 were paid to third parties and capitalized as deferred financing costs.  Additionally, the Company recorded a debt discount of $9,190,000 upon closing of the March 2010 notes reflecting the fair value of an embedded conversion feature.   The maturity date of the convertible notes was extended to March 17, 2013 from September 30, 2011 under the original notes. After the first anniversary of the first closing, under certain circumstances, the Company has the right to prepay up to $10,642,472 (this was reduced from $13,642,472 in conjunction with the forbearance agreement described below) of the convertible notes at a price equal to 110% of the convertible notes being repaid plus accrued and unpaid interest, subject to customary conditions. The convertible notes are secured by a first priority lien on all of our current and future assets. The convertible notes accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be capitalized and added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date. As a result, in 2012 and 2011, $5,797,859 and $5,018,750, respectively, in accrued interest was reclassified from accrued interest to notes payable.

On September 21, 2012  (the “First Amendment Effective Date”), ”), the Company entered into a Forbearance Agreement and First Amendment to Amended and Restated Financing Agreement, by and among the Company, Victory Park Management, LLC, as administrative agent and collateral agent (the “Agent”), Victory Park Credit Opportunities, L.P., VPC Fund II, L.P., VPC Intermediate Fund II (Cayman) L.P., and Victory Park Credit Opportunities Intermediate Fund, L.P. (collectively, the “Lenders” and together with the Agent, the “VPC Parties” and “Victory Park”) (together with all exhibits and schedules thereto, and as amended from time to time, the “Forbearance Agreement”). The Forbearance Agreement evidenced (i) the forbearance by the VPC Parties with respect to the exercise of certain of their rights and remedies arising as a result of the existence of certain events of default under the Restated Financing Agreement; (ii) the amendment of certain provisions of the Amended and Restated Financing Agreement dated as of March 16, 2010, by and among the Company, the Agent, as administrative agent and collateral agent, and the Lenders party thereto (the “Restated Financing Agreement”); and (iii) the other agreements contemplated by the Forbearance Agreement  (collectively the “2012 Restructuring”).

Under the terms of the Forbearance Agreement: (i) the VPC Parties, subject to any future defaults (except certain pre-designated, anticipated defaults), agreed to forbear from exercising their respective rights and remedies under the Restated Financing Agreement and other transaction documents during the forbearance period, which commenced on the First Amendment Effective Date and will end on the first anniversary of the First Amendment Effective Date unless earlier terminated as a result of any such future default; (ii) the Company has (A) issued to the Lenders upon the terms and conditions stated in the Forbearance Agreement a one-year senior secured convertible note in the aggregate principal amount of $4,000,000 (the “First Amendment Note”); and (B) re-issued to the Lenders on September 24, 2012 (the first business day after the First Amendment Effective Date) all four notes in existence (collectively, the “Re-issued Notes” and together with the First Amendment Note, the “Notes”); (iii) the Company agreed to deposit $500,000 with the Agent on the First Amendment Effective Date to reimburse the Agent and the Lenders for certain existing and future fees, costs and expenses incurred by (or to be incurred by) the VPC Parties in connection with the 2012 Restructuring and thereafter; (iv) each Lender shall, subject to certain conditions precedent as set forth in the Forbearance Agreement including lack of any events of default, make available to the Company additional loans (“Re-Loans”) in an aggregate principal amount not to exceed such Lender’s pro rata share of the sum of the first $3,500,000 of the mandatory prepayments received by the Lenders from the Company pursuant to the terms of the Restated Financing Agreement (other than mandatory prepayments made with the proceeds of the sale of the tax benefits resulting from net operating losses for prior periods (“NOL Sale Proceeds”), plus the amount of any mandatory prepayments received by the Lenders pursuant to the Restated Financing Agreement on account of NOL Sale Proceeds, such Re-Loans shall be deemed loans funded under the Restated Financing Agreement and shall be evidenced by notes (“Re-Loan Notes”) on the same terms as, and on a  pari passu  basis with, the First Amendment Note (except the conversion rate, as described below); and (v) the Company has delivered to the VPC Parties a quarterly cash flow forecast with respect to the fiscal quarter ending December 31, 2012 and shall deliver to the VPC Parties a quarterly cash flow forecast on a consolidated basis for the Company and its subsidiaries during the term of the Forbearance Agreement.  Events of default under the Forbearance Agreement include (among various other events of default) a quarterly reconciliation that shows a negative variance of 10% or more of actual cash revenue minus actual cash expenses for an applicable quarter versus the applicable quarterly cash flow forecast delivered by the Company (as described above), failure to maintain a cash balance in a specified account in excess of $250,000, and a breach of any agreement or covenant contained in the Forbearance Agreement.  The Forbearance Agreement amended the terms of the mandatory prepayment on certain mandatory prepayment events set forth in the Restated Financing Agreement, such as upon receipt of certain proceeds from asset sales, equity issuances, milestone payments under the Company’s material license agreements and certain other receipts of cash outside the ordinary course of business. In accordance with the terms of the Forbearance Agreement, the Company received a net amount of $3,500,000 from the Lenders in exchange for the issuance of the First Amendment Note.

The maturity date of the Re-issued Notes is March 17, 2013 and the maturity date of the First Amendment Note is September 21, 2013.  Non-payment of the Re-issued Notes on March 17, 2013 constitutes an “Incipient Event of Default” under the Forbearance Agreement for which the VPC Parties will be required to forbear, unless there are other events of default. Under the terms of the Forbearance Agreement and the Restated Financing Agreement, the Notes are secured by a first priority lien on all current and future assets of the Company. The Notes will accrue interest at a rate per annum equal to the greater of (x) the prime rate (announced by Citibank N.A. from time to time) plus 5% and (y) 15%, which, in the absence of an event of default, accrued and unpaid interest due and payable with respect to the Notes shall, instead of being required to be paid in cash, shall be capitalized and added to the outstanding principal balance of the Notes payable on the maturity date. For so long as an event of default is continuing, the unpaid principal amount of the Notes shall bear interest at the default interest rate, which is the current interest rate plus 3%. The Notes are convertible into shares of common stock of the Company, par value $0.01 per share (the “Common Stock”), at the Lender’s option.  The initial conversion rate for the First Amendment Note is calculated by dividing the sum of the principal to be converted plus all accrued and unpaid interest thereon by $0.05 per share.  The initial conversion rate for the Re-issued Notes is calculated by dividing the sum of the principal to be converted plus all accrued and unpaid interest thereon by $0.15 per share (which amends the prior conversion rate of $0.70 per share). The initial conversion rate of any Re-Loan Notes will be calculated by dividing the sum of the principal to be converted plus all accrued and unpaid interest thereon by the conversion price of the Reissued Notes in effect on the date of issuance of such Re-Loan Note. All such conversion rates are subject to adjustment, including a reduction in the conversion rate in the event the Company issues certain shares of common stock at a purchase price less than the then current conversion price.  The Company may be liable for certain cash damages in the case of a failure to timely convert the Notes and a failure to timely convert is also an event of default, subject to additional remedies described in the Restated Financing Agreement.

As of the First Amendment Effective Date, the Company lacked sufficient shares of common stock to deliver all of the shares of common stock issuable to the Lenders upon conversion of the Re-issued Notes (the “Conversion Shares”).  The Company is required to obtain stockholder approval to amend its certificate of incorporation to increase the number of authorized shares to allow for the conversion of the Notes in full and until such time as the Company receives approval to increase the authorized shares, Victory Park has the ability to demand payment in cash for any shortfall in authorized shares upon a notice of conversion. The Company was required to prepare and file proxy materials with the SEC and hold a stockholder meeting no later than January 21, 2013 to increase the number of authorized shares of its common stock.  As a result of the financial statement restatement and related matters, the Company has not completed the required proxy materials nor held a stockholder meeting.

Section 8.18 of the Restated Finance Agreement requires that the Company timely file all reports required to be filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.  Under Section 10.1(z) of such agreement, the Company’s failure to timely file any such report is an event of default.  As a result of the financial restatement, the Company was unable to finalize and file its Form 10-Q for the period ended September 30, 2012 by the SEC’s extended filing deadline of November 21, 2012.  Therefore, the Company gave the VPC Parties notice that an event of default occurred under the Restated Finance Agreement by virtue of the Company’s failure to timely file its Form 10-Q for the quarter ended September 30, 2012.

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

The Notes are convertible into shares of our common stock and as a result of a reset provision contained in the Notes, the conversion feature is considered an embedded derivative that must be marked to fair value each reporting period through the term of the Notes. The fair value was determined by utilizing a probability-weighted scenario analysis that incorporates the likelihood of an event that might trigger the reset provision.  In order to record the debt at fair value on the date of issuance in March 2010, the Company recorded a debt discount and corresponding derivative liability of $21,190,000, representing the fair value of the embedded conversion feature on the Notes as of such date and recorded the Notes at their fair value of $23,810,000 for a total liability of $45,000,000.  The $12,000,000 premium over the par value of the $33,000,000 notes was reflected as a reduction in the debt discount.   On September 21, 2012, the Company recorded the change in fair value of the embedded conversion feature of the Re-issued Notes as a result of the modification of $4,160,000 as a charge to loss on change in value of embedded conversion feature with a corresponding increase to the derivative liability.  Also on September 21, 2012, the Company recorded a debt discount and corresponding derivative liability of $5,120,000 representing the fair value of the embedded conversion feature on the Re-issued Notes as of such date.  The debt discount is being accreted to interest expense based on the effective interest rate method over the remaining term of the Re-issued Notes through September 21, 2013. During the year ended December 31, 2012, the Company recognized a non-cash charge to loss on change in value of embedded conversion feature of $11,110,000 and a corresponding increase to the derivative liability, representing the change in fair value of the embedded conversion feature of the Re-issued Notes from the date of modification through December 31, 2012. At December 31, 2012 and 2011, there was a liability in the accompanying balance sheets representing the fair value of the embedded conversion feature in the amount of $28,700,000 and $12,470,000, respectively.

The Company recorded an additional debt discount of $262,000 for expenses reimbursed to Victory Park pertaining to the 2012 Restructuring.  Such expenses were applied against the $500,000 deposit made by the Company from the proceeds of the First Amendment Note at closing.  An additional $135,000 in costs not related to the 2012 Restructuring were applied against the deposit and charged to general and administrative expense, such that the remaining balance of the deposit is $103,000 as of December 31, 2012. The deposit balance is classified within prepaid expenses and other current assets in the accompanying balance sheet.  As the September 2012 refinancing transaction as accounted for as a debt modification, the existing deferred financing costs and debt discount from the March 2010 financing transaction remained on the accompanying balance sheets. The balance of deferred financing costs of $202,000 and note discount of $5,894,000 as of December 31, 2012 are being accreted over the one-year term of the Notes to interest expense based on the effective interest rate method.

Pursuant to the amended and restated registration rights agreement executed in connection with the March 2010 financing, we filed a registration statement with the SEC registering the resale of the shares then currently or to be held by Victory Park with respect to the conversion of the debt then held by Victory Park, which registration statement was declared effective on July 13, 2010 and was amended on April 21, 2011 (the “Previous Registration Statement”). Pursuant to a Second Amended and Restated Registration Rights Agreement, dated as of September 21, 2012, by and among us and certain selling stockholders affiliated with Victory Park, we agreed to file registration statements to cover the resale by the selling stockholders of certain shares of our common stock, including the Conversion Shares, issuable from time to time upon the conversion of the Notes.  However, the number of our authorized shares of common stock is currently insufficient to cover all the Conversion Shares issuable if the Notes were converted in full.  On October 19, 2012, we filed a registration statement on Form S-1 (which has not been declared effective by the SEC) that contains a combined prospectus relating to the shares of common stock which were previously registered under the Previous Registration Statement and a portion of the additional Conversion Shares up to the number of shares of common stock that we have authorized, unissued and otherwise unreserved.  As required under the Forbearance Agreement, we intend to seek stockholder approval at our next meeting of stockholders to be held on or prior to January 21, 2013 to increase the number of authorized shares of common stock to a number that will be sufficient to cover the full number of Conversion Shares plus a buffer equal to an additional 10% of those shares.  If stockholder approval is obtained, we intend to promptly file an amendment to our Certificate of Incorporation to effect such increase in the number of authorized shares of our common stock.  If stockholder approval of the amendment to our certificate of incorporation is not so obtained, we will be required to call a stockholders meeting every four months to seek approval of the amendment until the date on which such approval is obtained.  Thereafter, we will be required to file with the SEC a new registration statement covering the resale of Conversion Shares not then covered by an effective registration statement for resales pursuant to Rule 415.  We agreed to use our reasonably best efforts to have the registration statements declared effective as soon as practicable, but in no event later than the earlier of (i) the date that is ninety (90) days after the closing date and (ii) the fifth (5th) business day after we are notified by the SEC that the applicable registration statement will not be reviewed or is no longer subject to further review and comment.  On October 31, 2012, the Company was notified by the SEC that it would not review the registration statement and Victory Park subsequently extended the timing for the registration statement to be declared effective to November 30, 2012.  Notwithstanding such requirements under the agreement, as a result of the financial statement restatement, the Company has not requested that the registration statement be declared effective. We also agreed to keep the registration statements effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144 and (ii) the date on which all of the registrable securities covered by such registration statement have been sold.  If a registration statement required to be filed by us is not filed with the SEC on or before the filing deadline or filed with the SEC but not declared effective by the SEC on or before the effectiveness deadline, or on any day after the effective date of the registration statement, sales of all of the registration securities cannot be made (other than during an allowable grace period) pursuant to the registration statement (including because of a suspension or delisting of our common stock on its principal market or a failure to register a sufficient number of shares of common stock), then as partial relief for the damages to any holder of registrable securities we shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of the aggregate value of such holder’s registrable securities required to be included in such registration statement for each 30 day period (pro-rated for periods totaling less than 30 days) until September 21, 2014, excluding for days prior to the date that the convertible notes become convertible, the value of any conversion shares included in such registrable securities.  There is no limit on the amount payable to Victory Park pursuant to the registration rights agreement.

For 2012, 2011 and 2010, we recognized approximately $12,068,000, $8,167,000 and $6,512,000, respectively, in cash and non-cash interest expense on these notes.

9. Debt

We have short-term and long-term debt outstanding to Victory Park and the Levys.

Aggregate maturities of all outstanding debt at December 31, 2012 were as follows:

2013	$62,254,127
Thereafter	--
62,254,127
Discount – Victory Park (see Note 8)	(5,894,361)

$56,359,766

Presentation on Balance Sheet:
	December 31, 2012	December 31, 2011
Notes payable – Levys: long-term (see Note 4)	$--	$13,987,518
Notes payable – Levys: short-term (see Note 4)	14,437,518	750,000
Notes payable – Victory Park –net of discount of $5,894,361 in 2012 and $5,335,294 in 2011 (see Note 8)	41,922,248	32,683,456
	$56,359,766	$47,420,974

10. Tarsa

In October 2009, the Company licensed its Phase 3 oral calcitonin program (“the Program”) to Tarsa Therapeutics, Inc. (“Tarsa”), a private company formed by a syndicate of three venture capital funds specializing in the life sciences: MVM Life Science Partners, Quaker BioVentures and Novo A/S. Simultaneously, Tarsa announced the closing of a $24,000,000 Series A financing from the investor syndicate.

In consideration for the Company’s sale to Tarsa of an exclusive license for the Program, the Company received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa, which initially represented a 26% ownership on a non-diluted basis (see below). The cash consideration was derived based upon the expenses incurred for the Program. The Company valued the common stock at $0.23 per share or a total of $2,119,000 with the assistance of an outside valuation firm, and the Company accounted for this as an equity method investment as of December 31, 2009. As an equity method investment, the Company is required to recognize our proportionate share of Tarsa’s earnings and losses.  The Tarsa shares are pledged as security under the Victory Park loans.

Tarsa was solely responsible for the future costs of the global Phase 3 clinical trials of the Program that was initiated in 2009 and completed in the first quarter of 2011. The Company is eligible to receive up to $3,000,000 in milestone payments based on the achievement of certain sales benchmarks, as well as royalties, at rates in the single digits, on product sales. The Company has no further cash or non-cash obligations to Tarsa or the Program.

As of the effective date of the agreement, Tarsa is responsible for all expenses incurred related to the Program, thus no additional expenses will be incurred by the Company related to the clinical study, except as agreed upon in subsequent statements of work. Furthermore, the Company notes there is no joint development or steering committee between the Company and Tarsa related to the manufacturing and development of Phase 3 and future product. Any additional involvement by Unigene requires a separate statement of work to be negotiated and executed.

The Company recognized approximately $1,159,000, $1,293,000 and $1,007,000 of revenue for development, testing and other services performed for Tarsa under statements of work in 2012, 2011 and 2010, respectively.

On April 8, 2011, along with the founding investors of Tarsa, the Company entered into an agreement to purchase $1,518,000 in convertible promissory notes and warrants (the “Purchase Agreement”) from Tarsa to help fund Tarsa’s business operations into the first half of 2012.  After recording this investment in Tarsa, the Company recognized its proportionate share of Tarsa’s accumulated losses which exceeded the book value of our investment and, as a result, reduced the book value of the investment in Tarsa to zero.  This investment maintained the Company’s fully-diluted ownership of Tarsa at approximately 20% (subject to liquidating preferences), taking into account a prior financing in 2010 (in which the Company did not participate) as well as outstanding stock options.  In addition, pursuant to the Purchase Agreement, Tarsa’s three founding investors may elect to purchase additional convertible promissory notes and warrants from Tarsa in one or more closings to occur between the April 8, 2011 closing date and December 2011 (the “Subsequent Closings”).  If the Company does not purchase its pro rata portion of such additional securities in those Subsequent Closings, the Company’s outstanding principal and accrued interest under the notes previously purchased will mandatorily, automatically convert into shares of Tarsa common stock at the then current conversion price for the Series A Preferred Stock set forth in Tarsa’s certificate of incorporation, as amended from time to time.  Therefore, on July 8, 2011, the Company entered into another Purchase Agreement and the Company invested an additional $1,301,000 in Tarsa convertible promissory notes and warrants.  After recording this investment in Tarsa, the Company recognized its proportionate share of Tarsa’s accumulated losses and reduced the investment in Tarsa to zero.  As of December 31, 2011, the Company owned an approximate 20% interest in Tarsa (on a fully-diluted basis), subject to liquidating preferences and future dilution.

In January 2012, the Company made an additional investment in Tarsa by purchasing convertible promissory notes in the principal amount of $650,571 and warrants to purchase up to an aggregate of 67,435 shares of Series A Preferred Stock.  As a result of such investment, the Company recognized a loss on the investment as the accumulated losses of Tarsa exceed the carrying value of the original investment.

In March 2012, Tarsa announced the closing of a Series B Preferred Stock financing. Prior to such closing, Unigene owned 9,215,000 shares of Tarsa's common stock, three convertible promissory notes in the aggregate principal amount of $3,469,714, and warrants to purchase Tarsa's Series A Preferred Stock.  At the time of the closing of the Series B Preferred Stock financing, the convertible promissory notes, including all principal and accrued interest, were converted into 3,662,305 shares of Tarsa's Series A Preferred Stock.  Unigene did not acquire any of Tarsa's Series B Preferred Stock in the financing.  As a result, following the closing of Tarsa's Series B Preferred Stock financing, Unigene owned approximately 16% of the outstanding capital stock of Tarsa, on a fully-diluted basis.  Unigene's ownership position in Tarsa is subject to potential future dilution, including dilution as a result of a potential second Series B closing.  As a result of the Company’s ability to exert influence over Tarsa, the investment in Tarsa will continue to be accounted for as an equity method investment.

During the years ended December 31, 2012, 2011 and 2010, the Company recognized a loss on our investment of Tarsa of $650,571, $2,819,143 and zero, respectively.

On March 5, 2013, the FDA held an advisory committee meeting to discuss whether the overall benefit-risk assessment of calcitonin salmon products supports their continued marketing for the treatment of post-menopausal osteoporosis.  The advisory committee concluded that the benefits of salmon calcitonin products, including Fortical, do not outweigh the potential risks associated with their use and as a result, should not continue to be broadly marketed.  Additionally, it was recommended that fracture prevention data be required for the approval of new calcitonin products in development for osteoporosis prevention and treatment, such as the oral calcitonin product being developed by Tarsa.  The FDA will assess the recommendations and may or may not concur with the advisory committee.  The FDA has not yet issued a response to the advisory committee recommendations. The Company believes that the advisory committee recommendations will have a material adverse impact on its investment in Tarsa.

11. Sale/Leaseback

On May 24, 2011 (the “Closing Date”), the Company sold its real property located at 110 Little Falls Road, Fairfield, New Jersey, with the buildings and improvements thereon, and any furniture, machinery, equipment and other personal property (other than property used in the conduct of our laboratory business) that the Company owned and used to operate, repair and maintain the property (the “Property”), to RCP Birch Road, L.L.C. (the Purchaser). This sale was affected pursuant to an Agreement for Sale of Real Estate, dated as of January 31, 2011, by and between us and the Purchaser. In connection with the transfer of title of the Property, on the Closing Date, the Company received an aggregate purchase price of $1,200,000 from the Purchaser. In connection with the transfer of title of the Property, pursuant to the Settlement Agreement, Victory Park and the Levy Parties, respectively, released their primary and secondary mortgages and related liens on the Property (see Notes 4 and 8).

In connection with the sale of the Property, the Company executed a Lease for Real Property, dated as of the Closing Date, pursuant to which the Company leased the Property from the Purchaser for an initial term of seven years, which may be extended for one renewal term of five years, for an annual base rent during the initial term ranging from $135,000 to $145,000, and up to approximately $156,000 in the renewal term.

After expenses of $80,000, the Company received net proceeds of $1,120,000. Our basis in the land, building and improvements was $303,000. Therefore, the Company recognized a gain on this transaction in the amount of $817,000. This gain is being recognized ratably over the seven year term of the lease. For the periods ended December 31, 2012 and 2011, the Company recognized a gain of $117,000 and $68,000, respectively, which is included in the accompanying statements of operations as a reduction in rent expense.

12. Site-directed Bone Growth

In September 2011, the Company sold its non-core asset, the Site Directed Bone Growth (SDBG) program, by assigning seven patent applications to Kieran Murphy, LLC. In addition, the Company terminated an Exclusive License Agreement and Consulting Agreement with Kieran Murphy, LLC, as well as a License Option Agreement and Research Agreement with Yale University. In exchange for the assignment of the patents and patent applications, the Company will receive sales royalties in excess of seven percent (7%) and will receive forty percent (40%) of any future licensing revenue and/or forty percent (40%) of all considerations received upon the subsequent sale of the SDBG patent portfolio by Kieran Murphy, LLC.

In divesting the SDBG patent portfolio, the Company also terminated our License Option Agreement and Research Agreement (which expired May 31, 2010) with Yale University. The Company had previously been working with Yale Professor Agnes Vignery and filed a number of patent applications covering the SDBG Patent Portfolio. The Company has terminated these agreements and returned a number of patent applications to Yale University.

In addition to the potential revenue above, the Company received cash payments aggregating $20,000. In association with this transaction, the Company sold various SDBG patents and patent applications with a total book value of $844,241. The Company therefore recognized a loss of $824,241 on the sale of SDBG in the year ended December 31, 2011.

13. Nordic Bioscience

In October 2011, the Company and Nordic Bioscience announced their decision to establish a Joint Development Vehicle (“JDV”) to progress up to three of the Company’s internally developed, proprietary calcitonin analogs through Phase 2 proof-of-concept in humans for the treatment of Type 2 diabetes, osteoarthritis and osteoporosis.  In exchange for a 50% ownership interest in the JDV, Unigene and Nordic were to contribute $100,000 and $1,000,000, respectively, towards the incorporation of the JDV as a Swiss GmbH. Pursuant to a First Amendment to the Joint Development Agreement dated August 15, 2012, the initial contributions to be made by Unigene and Nordic were $50,000 and $950,000, respectively. The initial contributions were funded on August 15, 2012.

In addition to the option for an exclusive, royalty free license grant, it is anticipated that the Company will supply to the JDV, without charge, the analogs selected for development by the JDV for preclinical studies and, thereafter, manufacture sufficient quantities of the selected lead analog for clinical trials. In exchange for a 50% ownership of the JDV, Nordic is responsible for conducting and fully funding all preclinical, toxicology and clinical development through Phase 2 proof-of-concept for the Type 2 diabetes indication.  In August 2012, the Company announced, under the JDV, the preliminary selection of the lead compound for the Type 2 diabetes indication (UGP302) and executed certain agreements ancillary to the Joint Development Agreement dated October 2011.

On October 5, 2011, we entered into a Common Stock Purchase and Option Agreement pursuant to which Dr. Claus Christiansen, Chairman of Nordic Bioscience, purchased 1,691,729 shares of the Company’s common stock for an aggregate purchase of $1,500,000, at a purchase price equivalent to the average share price over the previous 30 days, through his Danish foundation, DDF, with an option to purchase an additional $1,500,000 worth of our common stock on or before March 15, 2012. DDF also had an option to make an additional equity investment of up to $3,000,000 in our common stock on or before June 30, 2012.  Each of the 2012 common stock purchase options expired unexercised.

The Company and Nordic Bioscience each maintain 50% of the JDV voting rights and all decisions must be pursuant to a unanimous vote and neither party has the ability to overrule the other party in the event of a disagreement. The Company has determined that JDV is a variable interest entity as the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties.  The Company will not consolidate the financial statements of the JDV since the Company is not the primary beneficiary of the entity as a result of the Company not having the ability to direct the activities of the JDV and because the Company has concluded that Nordic Bioscience is more involved in the daily operations of the entity.  As such, the Company will account for its investment in the JDV under the equity method, whereby the initial carrying value of the investment represents the $50,000 cash contribution.  The Company will adjust the carrying value of the JDV investment based on the Company’s 50% share of the earnings or losses of the JDV as well as for the book value of analogs contributed to the JDV.  In the year ended December 31, 2012, the Company contributed $56,000 to the JDV, which consisted of the initial cash contribution of $50,000 and analogs contributed with a carrying value of $6,000.  The JDV’s net loss for the year ended December 31, 2012 was approximately $254,000, of which the Company’s share was $127,000.  Since this was in excess of the carrying amount of the investment in the JDV, the Company recorded a loss on investment in the JDV of $56,000 within the accompanying statement of operations for the year ended December 31, 2012.

As of December 31, 2012 the carrying value of the investment in the accompanying balance sheet is $0.  The Company’s maximum exposure to loss of the JDV is limited to the value of cash and analogs contributed and the Company does not have any commitment to fund future losses of the JDV.

14. Inventory

Inventories consisted of the following as of December 31, 2012 and 2011:
	2012	2011
Current Inventory
Work in process – net of allowances of $1,144,000 and $1,151,000, respectively	$428,708	$873,341
Raw materials – net of allowances of $25,000 and $38,000, respectively	469,334	410,209

Total	$898,042	$1,283,550

Noncurrent Inventory
Raw Materials, net of allowances of $83,000 and zero, respectively	$1,063,633	$1,373,545
Work in Process	--	573,102

Total	$1,063,633	$1,946,647

Typically, finished goods inventory is fully reserved except for the amounts deemed saleable by management based upon current or anticipated orders, primarily under contractual arrangements. Our reserves for work in process and raw materials were $1,252,000 at December 31, 2012, an increase of $62,000 from December 31, 2011. Based upon expected future orders, $1,064,000 of our raw material inventory was classified as a noncurrent asset at December 31, 2012. Noncurrent inventory decreased in 2012 due to an increase in production of Fortical.

As of December 31, 2012, the following events and circumstances indicated that the carrying value of the Company’s long lived assets may not be recoverable: (i) potential impact of the EMA press release on calcitonin products; (ii) continuing operating losses; (iii) significant revisions to internal revenue forecasts; and (iv) a significant decline in the Company’s stock price. The Company performed an asset impairment assessment as of December 31, 2012 and this analysis did not result in an impairment charge for the twelve months ending December 31, 2012.   If the FDA were to require the withdrawal of calcitonin medications from the market, it could result in the write-off of substantially all of the Company’s inventories.

15. Accrued Expenses

Accrued expenses consisted of the following at December 31, 2012 and 2011:
	2012	2011
Current Accrued Expenses
Severance payments	$4,000	$248,470
Vacation, payroll taxes and other payroll-related expenses	487,864	545,051
Consultants and clinical trials	632,079	903,879
Deferred compensation (long-term liability in 2011)	534,489	--
Bonuses	267,691	--
Professional fees and other	318,707	397,049

Total	$2,244,830	$2,094,449

16. Lease Obligations

Operating lease obligations

We lease a manufacturing facility located in Boonton, New Jersey that expires in 2014. We also lease office space in a second location in Boonton, New Jersey that expires in 2017. We have 10-year renewal options on both Boonton locations, as well as options to purchase these facilities. We are leasing our research facility in Fairfield, New Jersey under a sale/leaseback agreement. The lease is for seven years with a 5-year renewal option. Total future minimum rentals under these non-cancelable operating leases are as follows:

2013	$432,000
2014	248,000
2015	236,000
2016	239,000
2017	184,000
2018 and thereafter	60,000

$1,399,000

Total rent expense was approximately $318,000 for 2012, $304,000 for 2011 and $290,000 for 2010. Rental expense is recorded on a straight line basis over the term of each respective lease, which incorporates rental concessions and rent increases.

Capital lease obligations

In February 2012, the Company entered into a lease with Shimadzu Financial Services related to the purchase of $120,000 of manufacturing equipment.  The terms of the lease include an up-front payment of $24,000 and fixed monthly payments commencing March 2012 through August 2014 totaling $109,000, which reflects interest payments at a rate of approximately 10%.  The Company may purchase the equipment at the end of the lease term for a nominal amount.  The Company is accounting for this lease as a capital lease and it is recorded within property, plant and equipment in the accompanying balance sheet.  As of December 31, 2012, the carrying value and accumulated depreciation on the leased equipment was $114,000 and $6,000 respectively.  As of December 31, 2012, the total payments made under the lease were $60,000 and remaining principal payments due of $39,000 and $28,000 were included in the accompanying balance sheet within current liabilities and long-term liabilities, respectively.

17. Warrants

As of December 31, 2012, there were 20,000 warrants outstanding to purchase an aggregate of 20,000 shares of Common Stock at an exercise price of $2.00 per share. The following summarizes warrant activity for the past three years:

	Warrants	Warrants Exercisable at End of Year	Weighted Average Exercise Price
Outstanding January 1, 2010	60,000	40,000	$2.13

Granted	--
Cancelled	--
Exercised	--
Outstanding December 31, 2010	60,000	40,000	$2.13

Granted	--		--
Cancelled	--		--
Exercised	--		--
Outstanding December 31, 2011	60,000	40,000	$2.13

Granted	--		--
Cancelled	(40,000)		$2.20
Exercised	--		--
Outstanding December 31, 2012	20,000	--	$2.00

A summary of warrants outstanding as of December 31, 2012 follows:

	Warrants Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price

$2.00	20,000	2.4	$2.00

18. Rights Plan

In December 2002, pursuant to a rights agreement, the Company distributed common stock purchase rights to stockholders of record as a dividend at the rate of one right for each share of common stock. Each right entitles the holder to purchase one ten-thousandth of a share of common stock at an exercise price of $4.00. Initially the rights were attached to the common stock and were not exercisable. There was one right outstanding for every share of common stock outstanding.   The rights plan was intended to improve the ability of our Board of Directors to protect the interests of Unigene and our stockholders in the event of an unsolicited proposal to acquire a significant interest in Unigene.

 The rights would become exercisable and separate from the common stock ten calendar days after a person or group acquired beneficial ownership of fifteen percent or more of the Company's common stock, or ten business days (or a later date following such announcement as determined by our Board of Directors) after the announcement of a tender offer or an exchange offer to acquire fifteen percent or more of the Company's outstanding common stock.

The rights were redeemable for $.00001 per right at the option of the Board of Directors at any time prior to the close of business on the tenth calendar day after a person or group acquired beneficial ownership of fifteen percent or more of our common stock. The rights expired on December 30, 2012 without redemption.

19. Stock Option Plans

The Company has had various shareholder-approved stock option plans for employees and directors under which non-qualified and incentive stock options have been granted. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a one to three year period and typically expire ten years from the date of grant. Shares for option exercises are issued from authorized and unissued shares.

At our June 2006 Annual Meeting, the stockholders approved the adoption of the 2006 Stock Based Incentive Compensation Plan (as amended, the “2006 Plan”). All employees and directors, as well as certain consultants, are eligible to receive grants under the 2006 Plan. Permissible grants under the 2006 Plan include stock options, phantom stock, stock appreciation rights, restricted stock and deferred stock. Options granted under the 2006 Plan have a ten-year term and an exercise price equal to the market price of the common stock on the date of the grant. The 2006 Plan replaced our older stock option plans and, initially, had 3,426,000 shares authorized for issuance. At December 31, 2012, we had reserved approximately 1,329,000 shares for future grants under the 2006 Plan.

In September 2012, the Board approved the issuance of certain retention stock option grants outside of the 2006 Plan to all existing employees and directors to promote the retention of such employees and directors and to motivate such employees and directors and align their interests with the interests of the Company’s stockholders.  A total of 10,567,817 stock option awards were granted as a result of this initiative.

For 2012, we recognized share-based compensation cost of $1,093,000, which consisted of $746,000 in general, and administrative expenses, and $347,000 in research and development expenses. For 2011, we recognized share-based compensation cost of approximately $1,411,000, which consisted of $1,333,000 in general, and administrative expenses, and $78,000 in research and development expenses. For 2010 we recognized share-based compensation cost of approximately $689,000, which consisted of $601,000 in general, and administrative expenses and $88,000 in research and development expenses.  During 2012, 2011 and 2010, stock options were modified for certain former officers and directors to extend their exercise period. Total incremental expense associated with the modifications in 2012, 2011 and 2010 was $28,000, $391,000 and $67,000, respectively.

As of December 31, 2012, there was $767,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 0.7 years.

For 2012, 2011 and 2010, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. We have no present intention of declaring any dividends. We based expected volatility on historical volatility. Option forfeiture rates are based on our historical forfeiture rates. We estimated the expected term of stock options using historical exercise experience.

The following table shows the weighted average assumptions we used to develop the fair value estimates for employee, officer and director stock options:

	2012	2011	2010
Expected volatility	70%	60%	59%
Expected dividends	0	0	0
Expected term (in years)	7.0	7.0	6.0
Risk-free rate	1.1%	1.8%	1.9%

As of December 31, 2012, a forfeiture rate of 15% was applied to employees and officer grants and a forfeiture rate of 0% was applied to director grants.

The total fair value of shares vested during 2012, 2011 and 2010 was approximately $1,392,000, $758,000 and $385,000, respectively. The weighted average grant-date fair value of the 3,477,865 options that vested during 2012 was $0.40 per share. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during 2012, 2011 and 2010 was $12,000, $479,000 and $42,000, respectively. The aggregate intrinsic value for all fully vested shares at December 31, 2012 was $0 and the weighted average remaining contractual life was 4.8 years.

The weighted average grant-date fair value per share of non-vested options as of December 31, 2012 and 2011 was $0.12 and $.43, respectively. Total non-vested options as of December 31, 2012 and 2011 were 11,733,794 and 3,805,084, respectively. Of the total non-vested options at December 31, 2012, approximately 10,159,413 are expected to vest.

Cash received from option exercises under all share-based payment arrangements for 2012, 2011 and 2010 was approximately $13,000, $420,000 and $73,000, respectively. No tax benefit was realized from option exercises of the share-based payment arrangements for 2012, 2011 and 2010.

The following summarizes activity for options granted to directors, employees and consultants:

	Options	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Outstanding January 1, 2010	4,782,915	$1.37	3,281,915	$1.53

Granted	4,747,000	$0.70			$0.38
Forfeited	(98,000)	1.85			$1.29
Exercised	(158,600)	0.46
Expired	(65,115)	2.00
Outstanding December 31, 2010	9,208,200	$1.03	3,659,949	$1.48

Granted	875,000	$0.90			$0.50
Forfeited	(1,124,750)	0.99			$0.61
Exercised	(920,500)	0.46
Expired	(10,000)	0.40
Outstanding December 31, 2011	8,027,950	$1.09	4,222,866	$1.37

Granted	15,038,648	$0.22			$0.12
Forfeited	(4,149,073)	0.54			$0.36
Exercised	(42,000)	0.31
Expired	--	--
Outstanding December 31, 2012	18,875,525	$0.51	7,141,731	$1.00

A summary of options outstanding and exercisable as of December 31, 2012, follows:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	-	0.49	10,910,496	9.4	$0.16	364,825	$0.36
$0.50	-	0.99	5,728,029	5.3	0.67	4,625,108	0.66
$1.00	-	1.99	1,517,000	5.3	1.38	1,431,798	1.40
$2.00	-	2.99	520,000	3.1	2.24	520,000	2.24
$3.00	-	3.99	25,000	3.3	3.73	25,000	3.73
$4.00	-	4.36	175,000	2.2	4.02	175,000	4.02
			18,875,525	7.6	$0.51	7,141,731	$1.00

Restricted Stock Awards

During 2012, 2011 and 2010, we granted restricted stock awards to certain officers and other employees, as well as directors, which vest six months to one year from their grant date. We recognized $23,000, $69,000 and $243,000 of compensation expense during the years ended December 31, 2012, 2011 and 2010, respectively, related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At December 31, 2012, we had $3,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized in 2013.

The following table summarizes restricted stock activity:
	Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at January 31, 2010	50,000	$0.80

Shares granted	372,100	$0.70
Shares vested	(231,450)	0.72
Shares forfeited	(26,650)	0.70
Non-vested Balance at December 31, 2010	164,000	$0.70

Shares granted	40,000	$1.24
Shares vested	(164,000)	0.70
Shares forfeited	--	--
Non-vested Balance at December 31, 2011	40,000	$1.24

Shares granted	40,000	$0.43
Shares vested	(60,000)	0.97
Shares forfeited	--
Non-vested Balance at December 31, 2012	20,000	$0.43

20. Income Taxes

As of December 31, 2012, we had available for federal income tax reporting purposes net operating loss carry-forwards in the approximate amount of $111,900,000 expiring from 2018 through 2032, which are available to reduce future earnings and would otherwise be subject to federal income taxes. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382. Approximately $3,500,000 of these net operating losses is related to deductions resulting from exercises of employee stock options. The tax benefit related to these stock options would be credited to additional paid-in capital when realized. In addition, as of December 31, 2012, we had federal research and development credits in the approximate amount of $3,200,000, which are available to reduce the amount of future federal income taxes. These credits expire from 2018 through 2031.  We have capital losses of approximately $5,000,000 that were generated during 2011 that will expire if unused by 2016.

We have New Jersey operating loss carry-forwards in the approximate amount of $59,600,000, expiring from 2029 through 2032, which are available to reduce future earnings, which would otherwise be subject to state income tax. A portion of these New Jersey loss carry-forwards is available for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. As a result, future tax benefits will be recognized in the financial statements as specific sales are approved. We sold tax benefits and received cash of $1,271,000 in 2012, $601,000 in 2011 and $701,000 in 2010. In addition, as of December 31, 2012, we had New Jersey research and development credits in the approximate amount of $194,000, which are available to reduce the amount of future New Jersey income taxes. These credits expire from 2016 through 2018.

Management has established a full valuation allowance against the net deferred tax assets at December 31, 2012 since it is more likely than not that these future tax benefits will not be realized. For the year ended December 31, 2012 the valuation allowance increased by approximately $8,700,000.

Income tax benefits recorded are summarized as follows:
	2012	2011	2010
Proceeds from sale of New Jersey tax benefits	$(1,271,000)	$(601,000)	$(701,000)
Federal tax penalty	10,000	--	--
Federal alternative minimum tax expense		--	--
State tax expense	--	--	--

Total income tax benefit	$(1,261,000)	$(601,000)	$(701,000)

The reconciliation for the benefit from income taxes and the amount computed by applying the federal statutory income tax rate (34%) is summarized as follows:

	2012	2011	2010
Pre-tax book loss at statutory rate	$(11,657,000)	$(2,617,000)	$(11,300,000)
Change in valuation allowance	12,083,000	3,377,000	6,348,000
Permanent tax differences	207,000	(427,000)	5,931,000
State taxes	(2,733,000)	(1,223,000)	(2,192,000)
Other	839,000	289,000	512,000

Recorded income tax benefit	$(1,261,000)	$(601,000)	$(701,000)

Deferred tax assets are summarized as follows:
	December 31,
	2012	2011
Deferred tax asset:
Federal net operating loss carry-forwards	$37,747,000	$35,594,000
State net operating loss carry-forwards	3,543,000	3,082,000
Capital losses	1,985,000	1,985,000
Tax credits carry-forward	3,127,000	3,833,000
Deferred revenue	2,925,000	3,240,000
Fixed asset	1,818,000	1,951,000
Stock options	1,781,000	1,489,000
Deferred compensation	213,000	197,000
Accrued vacation	194,000	226,000
Patent costs	750,000	833,000
Reserves	740,000	475,000
Deferred financing costs	(6,000)	126,000
Other assets	408,000	--
Embedded conversion feature	6,482,000	--
Investment in Tarsa	2,232,000	1,972,000
	63,939,000	55,003,000
Valuation allowance	(61,585,000)	(52,882,000)
Deferred tax assets	2,354,000	2,121,000

Deferred tax liability:
Embedded conversion feature	(2,354,000)	(2,121,000)
Total deferred tax liabilities	(2,354,000)	(2,121,000)
Net deferred tax assets	$--	$--

On January 1, 2007, we adopted the provisions of ASC 740-10-25. ASC 740-10-25 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company records tax related interest and penalties in the tax provision.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefit:

	2012	2011	2010
Balance at January 1	$438,000	$380,000	$-
Additions/reductions based on tax positions related to the current year	(107,000)	(35,000)	20,000
Additions/reductions based on tax positions related to the prior years	5,000	93,000	360,000
Balance at December 31	$336,000	$438,000	$380,000

The Company expects that none of the unrealized tax benefits will expire in the next twelve months.  All of the unrealized tax benefits would impact the tax rate when settled.

The Company’s 2009, 2010, 2011, and 2012 federal tax returns remain subject to examination by the IRS and the Company’s 2008, 2009, 2010, 2011 and 2012 New Jersey tax returns are also open to potential examination. In addition, net operating losses arising from prior years are also subject to examination at the time that they are utilized in future years. None of the Company’s federal or state tax returns are currently under examination.

21. Employee Benefit Plan

We maintain a deferred compensation plan covering all full-time employees. The plan allows participants to defer a portion of their compensation on a pre-tax basis pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, up to an annual maximum for each employee set by the IRS. The Company made no discretionary matching contributions in 2012, 2011 or 2010.

22. Research, Licensing and other Revenue

Research Agreement

GSK

In April 2002, we signed a licensing agreement with GSK for a value before royalties, PTH sales and reimbursement of development expenses, of up to $150,000,000 to develop an oral formulation of an analog of PTH currently in clinical development for the treatment of osteoporosis. Under the terms of the agreement, GSK received an exclusive worldwide license to develop and commercialize the product. In addition, GSK reimbursed us for certain development activities during the program, including our activities in the production of raw material for development and clinical supplies, and was to pay us a royalty at a rate in the low to mid-teens based on its worldwide sales of the product, subject to a reduction under certain circumstances as described in the agreement. The royalty rate would be increased if certain sales milestones were achieved. A Phase 1 human trial, which commenced in 2004, demonstrated positive preliminary results. As agreed with GSK, we conducted further development including a small Phase 1 study, which we initiated in 2008 and successfully completed in 2009. An aggregate of $16,000,000 in up-front and milestone payments was received from inception through December 31, 2011, including the two $4,000,000 payments received in December 2010 and May 2011, described below. We have also received an additional $7,500,000 from GSK for PTH sales and in support of our PTH development activities from inception through December 31, 2011.

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

In December 2011, we terminated our amended and restated exclusive worldwide license agreement and related development services and clinical supply agreement with GSK. The termination of these agreements followed notification by GSK of its decision not to proceed based on its internal evaluation criteria. As a result, we regained the exclusive worldwide rights to our oral PTH program with no financial obligations to GSK. The full results of the successful trial were published online in December 2012, by Bone, the Official Journal of the International Bone and Mineral Society.  .

During 2011 and 2010, and since inception, direct and indirect costs associated with this project, included in research and development expenses, were approximately, $4,741,000, $1,134,000 and $16,362,000, respectively.

License Agreements

Tarsa

In October 2009, the Company licensed its Phase 3 oral calcitonin program to Tarsa, a private company formed by a syndicate of three venture capital funds specializing in the life sciences: MVM Life Science Partners; Quaker BioVentures; and Novo A/S. Simultaneously, Tarsa announced the closing of a $24,000,000 Series A financing from the investor syndicate. In consideration for our sale to Tarsa of an exclusive license for the oral calcitonin program, the Company received from Tarsa approximately $8,993,000 in cash and 9,215,000 shares of common stock in Tarsa (which initially represented a 26% ownership on a non-diluted basis, see Note 10). We valued the common stock at $0.23 per share or a total of $2,119,000 with the assistance of an outside valuation firm. Tarsa was responsible for the costs of the global Phase 3 clinical program that was initiated in 2009. The Company is eligible to receive up to $3,000,000 in milestone payments based on the achievement of certain sales benchmarks, as well as royalties, at rates in the single digits, on product sales. This study was fully enrolled in the first quarter of 2010 and completed in the first quarter of 2011. In addition, in the first quarter of 2011, Tarsa initiated a Phase 2 clinical trial for the prevention of postmenopausal osteoporosis.

USL

In November 2002, we signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market our patented nasal formulation of calcitonin for the treatment of osteoporosis. We are responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the FDA and launched by USL in August 2005. During 2012, we recognized $4,414,000 in sales revenue and $690,000 in royalty revenue. During 2011, we recognized $3,844,000 in sales revenue and $1,603,000 in royalty revenue. During 2010, we recognized $5,246,000 in sales revenue and $2,974,000 in royalty revenue. We recognize USL royalty revenue based upon the quarterly USL royalty report. This provides for a reliable measure as well as reasonable assurances of collectability. Royalty revenue, computed in a range from the transfer price of product to USL to a royalty rate in the mid-thirties depending on the circumstances, is earned on net sales of Fortical by USL and is recognized in the period Fortical is sold by USL. Future sales and royalties are contingent upon many factors including a recent recommendation by an FDA advisory committee in regards to the use of calcitonin products (see below), competition, pricing, marketing and acceptance in the market place and, therefore, are difficult to predict. Pursuant to an amendment effected in 2009, there are no net sales minimums in the agreement. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to steadily decline. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and the Company does not approve the assignment. The term of the USL agreement shall continue through the expiration of USL’s obligation to pay royalties and continue thereafter, unless terminated earlier.

On March 5, 2013, the FDA held an advisory committee meeting to discuss whether the overall benefit-risk assessment of calcitonin salmon products supports their continued marketing for the treatment of post-menopausal osteoporosis.  The advisory committee concluded that the benefits of salmon calcitonin products, including Fortical, do not outweigh the potential risks associated with their use and as a result, should not continue to be broadly marketed.  The FDA will assess the recommendation and may or may not concur with the advisory committee.  The FDA has not yet issued a response to the advisory committee recommendation. The Company believes that the advisory committee recommendation will have a material adverse impact on the Company’s financial condition and operations by potentially delaying, reducing or eliminating sales and royalties on Fortical.

Novartis

In April 2004, we signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using our patented peptide production process. We have received an aggregate of $13,700,000 from Novartis under this agreement and there are up to $5,000,000 in potential milestone payments remaining. We will receive royalties, at rates in the single digits, on net sales of any existing or future Novartis products that contain recombinant salmon calcitonin which in the future are approved for sale by health authorities, and are manufactured by Novartis using our technology. In each of 2012, 2011 and 2010, we recognized $893,000 in licensing revenue from Novartis. During 2004, Novartis purchased calcitonin from us for use in their oral calcitonin development program and implemented our patented manufacturing process at Novartis facilities. Sandoz, a Novartis affiliate, concluded a manufacturing campaign in 2005 based on our process and produced multiple kilograms of calcitonin at a scale that represents a ten-fold increase above our current production capacity. Calcitonin produced by Sandoz was being used by Novartis in Phase 3 clinical trials. In July 2010, an independent Data Monitoring Committee (DMC) reviewed and conducted a “futility” analysis of one-year data for all patients enrolled in one of Novartis’s osteoarthritis studies, including both an assessment of safety and efficacy parameters. The DMC concluded there was no reason to stop the study because of safety findings. In addition, the DMC concluded there was no reason to continue the study because of efficacy findings, but also determined that the final decision whether to continue this study rests with the study sponsors. In October 2010, Novartis and its partner Nordic Bioscience announced that this study of patients with osteoarthritis of the knee was ongoing. In addition, in October 2010, Novartis released information on a different study on oral calcitonin for the treatment of osteoarthritis. The top-line results indicated that the study did not meet the first of three co-primary endpoints and results from the other two co-primary endpoints indicated clinical efficacy related to certain symptom modification. Novartis and its partner Nordic Bioscience announced their plan to continue to analyze and evaluate the results of this study and to determine appropriate next steps. In October 2011, Novartis’ collaborator announced that it had been informed by Novartis that Novartis had reviewed the first interpretable results and advised that its top line conclusions were that (a) preliminary analysis of two-year study data showed that both co-primary endpoints and secondary endpoints of the study were not met, and (b) preliminary analysis of this study data showed a positive safety profile. Additionally, a Phase 3 study of oral calcitonin in osteoporosis was completed and first interpretable results were announced in December of 2011. In December 2011, Novartis’ collaborator announced that Novartis had informed them that it would not pursue further clinical development of the investigational drug SMC021 (oral calcitonin) being studied by Nordic Bioscience (the exclusive license partner of Novartis) as a treatment option in two indications, osteoarthritis (OA) and post-menopausal osteoporosis (OP), and that it would not seek regulatory submission for SMC021 in OA or OP indications. Novartis advised that its decision to stop the clinical program of SMC021 in both indications was based in analysis and evaluation of data from three Phase 3 clinical trials (two in OA and one in OP) that showed that while SMC021 displayed a favorable safety profile, it failed to meet key efficacy endpoints in all three trials.

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

Deferred licensing fees:
	December 31, 2012	December 31, 2011
Current portion
USL	$576,923	$157,895
Novartis	900,360	892,872
Tarsa and other	171,232	211,855
	$1,648,515	$1,262,622

Long-term
USL	$1,249,989	$1,407,885
Novartis	3,800,550	4,693,402
	$5,050,539	$6,101,287

23. Legal Matters

Fortical, the Company’s nasal calcitonin product for the treatment of postmenopausal osteoporosis is covered by U.S. Patent No. 6,440,392, which was reissued on June 30, 2009 as U.S. Patent No. RE 40,812 (the “Fortical Patent”). In June 2006, the Company received a Paragraph IV certification letter from Apotex Inc., a Canadian generic pharmaceutical manufacturer, alleging that this patent is invalid and therefore not infringed by Apotex’s nasal calcitonin product, which is the subject of an Apotex pending ANDA. On July 24, 2006, the Company and USL jointly filed a lawsuit against Apotex Inc. and Apotex Corp., its U.S. subsidiary (together, “Apotex”), in the U.S. District Court for the Southern District of New York for infringement of the Fortical Patent. Due to the filing of the above-mentioned lawsuit, the Hatch-Waxman Act provided for an automatic stay of FDA approval for Apotex’s ANDA of up to 30 months. In December 2008 this stay ended and the parties agreed to a preliminary injunction entered by the Court which enjoined Apotex from engaging in the commercial manufacture, use, marketing, distribution, selling, transportation or importation of any Fortical generic equivalent product in the United States. The preliminary injunction was to remain in effect until the court rendered a final decision on the validity and infringement of Unigene’s U.S. Patent. In obtaining the preliminary injunction, Unigene and USL were required to post a bond. In August 2009, the U.S. District Court, Southern District of New York, confirmed the validity of Unigene’s patent and issued an order permanently enjoining Apotex from engaging in any activity that infringes the patent.  Apotex appealed this decision. In October 2009, the District Court vacated its order subject to reinstatement and asked the parties to identify any claims that remain in the case. As a result, Apotex’s appeal was deactivated. In July 2010, the District Court ruled that no claims remain at issue and it reinstated its opinion and order of August 2009 in its entirety.  Apotex appealed this decision to the United States Court of Appeals for the Federal Circuit and a hearing was held on March 7, 2011. On August 25, 2011, the United States Court of Appeals for the Federal Circuit issued a decision affirming the District Court’s ruling confirming the validity of Unigene's Fortical Patent. Apotex filed a petition for certiorari for review of the Appeals Court decision by the U.S. Supreme Court on January 13, 2012, which was assigned Supreme Court Docket Number 11-879.  Unigene filed an opposition brief on February 17, 2012, and on February 28, 2012, Apotex filed a reply brief. On March 19, 2012, the U.S. Supreme Court denied Apotex’s petition for certiorari, meaning that all of Apotex’s appeals in this case were exhausted, and the ruling in the civil litigation in favor of Unigene is “final”. The bond required for the preliminary injunction was released, and in January 2013, the U.S. District Court, Southern District of New York, allowed the notice of taxation of costs to proceed and in February, 2013 approved the taxation of costs resulting in the receipt of $54,000 by the Company.

On September 8, 2011, after the Federal Circuit affirmance, the United States Patent and Trademark Office (“USPTO”) granted a request for inter partes reexamination of the Fortical Patent filed by Apotex, Inc. (“Apotex”) on July 15, 2011. In granting the Request for Reexamination, the USPTO gave Unigene a two month time period to respond to the substantial new questions of patentability raised in the Reexamination Office Action dated September 8, 2011. Unigene filed its response to the Reexamination Office Action on November 8, 2011. Apotex filed Third Party Comments on December 7, 2011 and January 9, 2012. Because claim 19 of the Fortical Patent had been upheld as valid by the Court of Appeals for the Federal Circuit, , Unigene moved to Suspend Reexamination of Claim 19 by filing a Petition with the USPTO. On April 19, 2012, Apotex filed a Response to Unigene’s Petition with the USPTO, asking the USPTO to deny Unigene’s Petition. On December 7, 2012, Unigene's petition to terminate the  inter partes  reexamination with respect to claim 19 was  granted and therefore the  inter partes  reexamination with regard to claim 19 will not be further maintained by the USPTO. Claim 19 covers the Fortical product. The  inter parties  reexamination remains open for claims 13, 14, 16, 17 and 24-29 of the Fortical Patent.  On January 16, 2013, the USPTO issued an Action Closing Prosecution (“ACP”) indicating that claims 13, 14, 16, 17 and 24-29 remain rejected.  Unigene now awaits to hear from the USPTO.  Unigene can then appeal the case to the Appeal Board.  There is the usual USPTO prosecution risk that the Company will not be successful in the reexamination and potentially subsequent USPTO or litigation proceedings.

On December 20, 2012, Apotex filed a request for an ex parte reexamination of claims 13, 14, 16, 17, 19 and 24-29 of the Fortical Patent. Unigene is waiting to hear from the USPTO, which may take over one year.  If granted by the USPTO, the ex parte reexamination would reopen the USPTO prosecution of all claims 13, 14, 16, 17, 19 and 24-29 of the Fortical Patent. Only Unigene can participate in the ex parte reexamination proceedings, Apotex will not be allowed to participate in the ex parte reexamination proceedings.  Based on USPTO statistics, reexamination proceedings take an average of about 36 months to complete. Potential outcomes for reexamination include the patent emerges with the patent claims remaining unchanged, patent claims being amended, or all patent claims being canceled. There is the usual USPTO prosecution risk that the Company will not be successful in the reexamination and potentially subsequent USPTO or litigation proceedings. In the event that the Company does not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval and if the U.S. District Court, Southern District of New York, relieves Apotex of the injunction. This could have a material adverse impact on the Company’s results of operations and financial position.    On August 14, 2012, the USPTO issued RE43,580 patent to Unigene entitled “Nasal Calcitonin Formulations” that covers the Fortical product.

On May 18, 2012, the Company’s former patent counsel, Ostrolenk Faber LLP, filed suit against it in the United States District Court for the Southern District of New York for unpaid legal fees and disbursements in an amount not less than $402,000 plus interest of $35,000 and legal fees.  The Company answered the lawsuit and filed counterclaims that assert amongst other things claims for legal malpractice and a breach of fiduciary duty.  The Company contends that Ostrolenk Faber LLP’s actions and/or inactions caused the loss of the Company’s intellectual property in Brazil.  On December 21, 2012, the parties agreed to settle all claims and counterclaims in the action. The terms of the settlement include an upfront payment by the Company to Ostrolenk in the amount of $40,000, which was paid on December 21, 2012, and 24 monthly installment payments of $5,500 on or before the 1st day of each month, commencing on February 1, 2013.

24. Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Given the Company’s financial condition described in Note 2, it is not practicable to estimate the fair value of the subordinated Levy debt at December 31, 2012 and 2011. The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value is a market-based measurement determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant, not based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, consideration is given to three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. Entities are required to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. Inputs to fair valuation techniques are prioritized, allowing for the use of unobservable inputs to the extent that observable inputs are not available. The applicable guidance establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

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

Liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy is summarized as follows:

Embedded conversion feature	Significant Unobservable Inputs (Level 3) Total Fair Value
December 31, 2012	$28,700,000
December 31, 2011	$12,470,000

The Company has categorized its liabilities measured at fair value into the three-level fair value hierarchy, as defined above, based upon the priority of inputs to respective valuation techniques. Liabilities included within Level 3 of the fair value hierarchy consist of an embedded conversion feature which requires fair value on a recurring basis. The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value. The fair value of the conversion feature was determined based on a probability-weighted scenario analysis that includes a Monte Carlo pricing model and incorporates the likelihood of an event that might trigger the reset provision. Significant observable inputs include the market price of our common stock, volatility, remaining term, risk-free interest rate, credit spread and dividend yield (zero in all periods). Significant unobservable inputs include the probability of triggering a reset feature on the embedded derivative which would result in a reduction in the conversion price. The following is a summary of the significant assumptions as of December 31, 2012, 2011and 2010:

	December 31, 2012	December 31, 2011	December 31, 2010
Expected volatility	119%	84%	82%
Probability of trigger of reset provision	50%	20%	0%
Remaining term (in years)	0.7	1.2	2.2
Risk-free rate	0.1%	0.2%	0.7%
Credit spread	26%	28%	25%
Stock price	$0.14	$0.53	$0.68

If the assumptions were modified, it could result in a material change to the carrying value of the embedded conversion feature. An increase in the probability of the reset being triggered of 10% would result in an increase to the fair value of the embedded conversion feature of $710,000, $540,000 and $780,000 as of December 31, 2012, 2011 and 2010, respectively.

The changes in Level 3 liabilities measured at fair value on a recurring basis during the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

	Balance Beginning of Period	Issuance	Loss or (Gain) Recognized in Earning from Change in Fair Value	Balance End of Period
For the year ended December 31, 2012
Embedded conversion feature	$12,470,000	$5,120,000	$11,110,000	$28,700,000

For the year ended December 31, 2011
Embedded conversion feature	$22,860,000	--	$(10,390,000)	$12,470,000

For the year ended December 31, 2010
Embedded conversion feature	$--	$21,190,000	$1,670,000	$22,860,000

For the years ended December 31, 2012, 2011 and 2010, a loss of $11,110,000, a gain of $10,390,000 and a loss of $1,670,000, respectively, are reflected within (loss) gain on change in fair value of embedded conversion feature in the accompanying statements of operations. At December 31, 2012 and 2011, there was a liability in the accompanying balance sheets representing the fair value of the embedded conversion feature in the amount of $28,700,000 and $12,470,000, respectively.

25. Deferred Compensation Plan

In December 2005, our Board of Directors approved the adoption of a deferred compensation plan for Ronald Levy, former Executive Vice President and Director of the Company, and Warren Levy, former President, Chief Executive Officer and Director of the Company. The major features of the plan are as follows: The Company agrees to credit a book account with $25,000 per year on January 1st of such year beginning on January 1, 2006 and ending on January 1, 2014 for each participant; the credits to the accounts would be 100% vested; upon the death of a participant, any remaining contributions would be made to his account; and in the event of a “change in control” of Unigene, all remaining contributions shall be made to each participant’s account. The related contracts were finalized and executed in February 2006. Therefore, we recognized this liability in the first quarter of 2006 in the amount of $304,000, which represented the net present value of the future payments. As of December 31, 2012, this liability was approximately $535,000. As of December 31, 2012, both of these accounts had been funded to date in the aggregate amount of $330,000 ($250,000 plus $80,000 in interest and investment gains) and these accounts are included in the accompanying balance sheet within prepaid expenses and other current assets.

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

26. Unconsolidated Affiliates

The Company used the equity method to account for the 50% ownership of the Nordic Bioscience JDV, the former 45% ownership of the China Joint Venture and the current 16% (fully diluted) ownership of Tarsa. The Company’s proportionate share of each joint venture’s net loss was included in the accompanying statements of operations. In 2012, the Company recognized a $651,000 loss on the investment in Tarsa and a $56,000 loss on the investment in the Nordic Bioscience JDV. In addition, in 2011, the Company recognized a $2,819,000 loss on the investment in Tarsa and a $1,376,000 loss on the investment in the China Joint Venture.  Below is summarized balance sheet and statements of operations information for the years ended December 31, 2012 and 2011.  Due to the sale of our interest in the China Joint Venture in 2011, the summarized information below only includes Tarsa and the Nordic Bioscience JDV (2012 only).

Summarized balance sheet information as of December 31, 2012 and 2011, as follows:

	2012	2011
Current assets	$14,715,808	$3,013,559
Fixed assets - net	99,057	104,953
Intangible and other assets	16,279	7,142,469
Current liabilities	3,906,851	27,571,779
Non-current liabilities	3,711,779	1,713,408
Stockholders’ equity (deficit)	7,212,514	(19,024,206)

Summarized statement of operations information for the years ended December 31, 2012 and 2011, as follows:

	2012	2011
Revenue	$--	$--
Operating loss	(12,712,115)	(13,984,573)
Net loss	$(15,120,176)	$(18,563,930)

27. Selected Quarterly Financial Data (Unaudited)

2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$1,751,283	$2,737,532	$3,412,701	$1,536,637
Operating loss	(2,706,018)	(1,936,796)	(1,687,011)	(3,041,039)
Net loss	(3,196,401)	(11,245,967)	(4,502,443)	(15,341,399)
Net loss per share, basic and diluted	$(.03)	$(0.12)	$(.05)	$(0.16)

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$2,125,809	$2,469,052	$3,428,683	$12,484,802
Operating income (loss)	(3,633,932)	(3,070,102)	(3,139,449)	6,377,254
Net income (loss)	(32,787,632)	2,342,484	(3,594,984)	26,944,574
Net income (loss) per share, basic	$(0.35)	$0.03	$(0.04)	$0.29
Net income (loss) per share, diluted	$(0.35)	$0.02	$(0.04)	$0.18

28. Subsequent Events (Unaudited)

On March 5, 2013, the FDA held an advisory committee meeting to discuss whether the overall benefit-risk assessment of calcitonin salmon products supports their continued marketing for the treatment of post-menopausal osteoporosis.  The advisory committee concluded that the benefits of salmon calcitonin products, including Fortical, do not outweigh the potential risks associated with their use and as a result, should not continue to be broadly marketed.  Additionally, it was recommended that fracture prevention data be required for the approval of new calcitonin products in development for osteoporosis prevention and treatment, such as the oral calcitonin product being developed by Tarsa.  The FDA will assess the recommendations and may or may not concur with the advisory committee.  The FDA has not yet issued a response to the advisory committee recommendations. The Company believes that the advisory committee recommendations will have a material adverse impact on the Company’s financial condition and operation by potentially delaying, reducing or eliminating sales and royalties on Fortical, limiting or eliminating the value of current calcitonin development projects and limiting the potential value of our investment in Tarsa.

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, for the period covered by this report.  Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The rules of the Securities and Exchange Commission do not require, and this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting at September 30, 2012, we identified a material weakness pertaining to the accounting for complex non-routine transactions.   Based on our evaluation under this framework, and in light of the remediation actions described below, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

In November 2012, we identified a material weakness related to the accounting for significant complex non-routine transactions resulting in a prior period restatement, as further described in the Company's Form 10-K/A for the year ended December 31, 2011. Management has determined that the material weakness was the result of inadequate processes and personnel in place at that time to assess the accounting for significant complex non-routine transactions. As a result of the material weakness, management determined that we did not maintain effective internal control over financial reporting for the period ending September 30, 2012.

In the second quarter of 2012, before the material weakness was identified, the Company hired new accounting personnel including a Chief Financial Officer and a Corporate Controller with relevant industry and accounting expertise in order to enhance its internal control over financial reporting. Additionally, in response to the material weakness described above, management, with the input, oversight, and support of the Audit Committee, identified and took the following steps during the fourth quarter of 2012: (i) non ordinary course transactions are considered and evaluated by senior finance management; (ii) we enhanced our controls related to the preparation of  accounting position papers for all complex transactions and (iii) where appropriate, management seeks the advice of qualified outside consultants on accounting matters related to the application of U.S. GAAP to complex, non-ordinary course transactions and in other instances as warranted.

Changes in Internal Control Over Financial Reporting. Our principal executive officer and principal financial officer determined that, other than the changes described above, there were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.           Other Information

None.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the sections entitled “Information Regarding Directors, Nominees and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Registrant's definitive proxy statement for the year ended December 31, 2012 to be filed within 120 days of December 31, 2012.

Item 11.            Executive Compensation

The information required by this item will be included in sections entitled “Compensation Committee Interlocks and Insider Participation,”  “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” of the Registrant's definitive proxy statement for the year ended December 31, 2012 to be filed within 120 days of December 31, 2012.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” of the Registrant's definitive proxy statement for the year ended December 31, 2012 to be filed within 120 days of December 31, 2012.

Item 13.            Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” of the Registrant's definitive proxy statement for the year ended December 31, 2012 to be filed within 120 days of December 31, 2012.

Item 14.            Principal Accounting Fees and Services

The information required by this item will be included in the section entitled “Ratification of Appointment of Independent Auditors” of the Registrant's definitive proxy statement for the year ended December 31, 2012 to be filed within 120 days of December 31, 2012.

PART IV

Item 15.            Exhibits and Financial Statement Schedules

(a) Financial Statements.

The Financial Statements and Supplementary Data are listed under Item 8 of this Report on Form 10-K.

(b) Exhibits.

See Index to Exhibits which appears on Pages 76-83.

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

3.3	Amended By-Laws of Unigene Laboratories, Inc. (incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.4	Amendment No. 1 to the By-Laws of Unigene Laboratories, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 7, 2012).

4.1
Rights Agreement between Unigene Laboratories, Inc. and Registrar and Transfer Company, dated December 20, 2002 (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed December 23, 2002).

4.2	Amendment to Rights Agreement, dated March 16, 2010 (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 17, 2010).

4.3	Second Amendment to Rights Agreement, dated September 21, 2012 (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed September 26, 2012).

4.4	Specimen Certificate for Common Stock, par value $.01 per share (incorporated by reference from Exhibit 3.1.1 to the Registrant’s Registration Statement No. 33-6877 on Form S-1, filed July 1, 1986).

4.5
Amended and Restated Registration Rights Agreement, dated as of March 17, 2010, by and among the Company and the Lenders (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on March 17,  2010).

4.6
Second Amended and Restated Registration Rights Agreement, dated as of September 21, 2012, by and among the Company and the Lenders (incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed September 26, 2012).

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

10.10
Form of Non-qualified Stock Option Agreement under 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).**

10.11
Form of Restricted Stock Agreement under 2006 Stock-Based Incentive Compensation Plan (incorporated by reference from Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).**

10.12
Employment Agreement by and between Unigene Laboratories, Inc. and Ashleigh Palmer, dated June 9, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 9, 2010).**

10.12 (a)
Employment Agreement by and between Unigene Laboratories, Inc. and Ashleigh Palmer, dated June 8, 2011 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 8, 2011).**

10.12 (b)	Employment Agreement by and between Unigene Laboratories, Inc. and Ashleigh Palmer, dated June 8, 2012 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 12, 2012).**

10.13
Employment Agreement by and between the Company and Gregory T. Mayes, dated September 12, 2010 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).**

10.13 (a)	Employment Agreement by and between the Company and Gregory T. Mayes, dated September 5, 2012 (incorporated by reference from Exhibit 10.91 to the Registrant’s Registration Statement on Form S-1 filed October 19, 2012).**

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

10.25
Non-qualified Deferred Compensation Agreement between Unigene Laboratories, Inc. and Dr. Ronald S. Levy, dated February 1, 2006 (incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).**

10.26
Amendment to Non-qualified Deferred Compensation Agreement between Unigene Laboratories, Inc. and Dr. Warren P. Levy, dated December 19, 2008 (incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).**

10.27
Amendment to Non-qualified Deferred Compensation Agreement between Unigene Laboratories, Inc. and Dr. Ronald S. Levy, dated December 22, 2008 (incorporated by reference from Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).**

10.28
Form of Amended and Restated Change in Control Agreement, by and between the Company and the vice president named therein (incorporated by reference from Exhibit 10.8 to the Current Report on Form 8-K file on March 17, 2010 ).**

10.29
Amended and Restated Change in Control Agreement, dated April 5, 2010, by and between the Company and Dr. James P. Gilligan (incorporated by reference from Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).**

10.30
Director Stock Option Agreement between Allen Bloom and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference from Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).**

10.31
Director Stock Option Agreement between J. Thomas August and Unigene Laboratories, Inc., dated December 5, 2001 (incorporated by reference from Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).**

10.31 (a)	Separation Agreement dated September 28, 2012 between Unigene Laboratories, Inc. and Jenene Thomas (incorporated by reference from Exhibit 10.110 to the Registrant’s Registration Statement on Form S-1 filed October 19, 2012). **

10.32
Joint Venture Contract between Shijiazhuang Pharmaceutical Group Company, Ltd., and Unigene Laboratories, Inc., dated June 15, 2000 (incorporated by reference from Exhibit 10.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A , filed April 2, 2008, for the quarter ended June 30, 2000).

10.33
Articles of Association of Shijiazhuang-Unigene Pharmaceutical Corporation Limited, dated June 15, 2000 (incorporated by reference from Exhibit 10.2 to the Registrant’s Amended Quarterly Report on Form 10-Q/A , filed April 2, 2008 for the quarter ended June 30, 2000).

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

10.37
Stock Purchase Agreement, dated as of May 10, 2008, between Unigene Laboratories, Inc. and Tin Lon Investment Limited (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2008).

10.38
Amended and Restated License Agreement, dated as of December 10, 2010, by and between Unigene Laboratories, Inc. and GlaxoSmithKline LLC (incorporated by reference from Exhibit 10.38 to the Registrant’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2010).*

10.39
License and Development Agreement between Upsher-Smith Laboratories, Inc. and Unigene Laboratories, Inc., dated November 26, 2002 (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A, filed on October 16, 2007). *

10.40
License Agreement, dated April 7, 2004, between Unigene Laboratories, Inc. and Novartis Pharma AG (incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

Exhibit Number	Description

10.41
Supply Agreement, dated January 22, 2007, by and between Unigene Laboratories, Inc. and Novartis Pharma AG (incorporated by reference from Exhibit 10.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A filed March 20, 2008, for the quarter ended March 31, 2007). *

10.42
Amended and Restated Security Agreement, dated May 10, 2007, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on May 10, 2007). *

10.43
Patent Security Agreement, dated March 13, 2001, between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.38 to Amendment No. 2 to Registrant’s Registration Statement No. 333-04557 on Form S-1, filed December 12, 2001).

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

10.46
Third Amendment to Patent Security Agreement, dated May 10, 2007, by and between Unigene Laboratories, Inc. and the Jaynjean Family Limited Partnership (incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed on May 10, 2007).*

10.47
Mortgage and Security Agreement, dated July 13, 1999, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.48
Modification of Mortgage and Security Agreement, dated August 5, 1999, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.49
Modification of Mortgage and Security Agreement, dated May 10, 2007, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed on May 10, 2007).*

10.50
Third Modification of Mortgage and Security Agreement, dated September 30, 2008, by and between Unigene Laboratories, Inc. and Jay Levy (incorporated by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed on October 6, 2008.

10.51
Assignment of Mortgage by Jay Levy to Jean Levy, dated February 25, 2010 (incorporated by reference from Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).

10.52
Senior Secured Term Note, dated May 22, 2009, issued by Unigene Laboratories, Inc. in favor of the Lenders signatory to the Financing Agreement, dated as of September 30, 2008 (the "VPC Financing Agreement") by and among Unigene Laboratories, Inc., the Lenders and Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 29, 2009).

10.53
Pledge and Security Agreement, dated as of September 30, 2008, by and among Unigene Laboratories, Inc., Victory Park Management, LLC, as agent, and the Secured Parties (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 6, 2008).*

10.54
Amended and Restated Financing Agreement (the “Restated Financing Agreement”), dated as of March 16, 2010, by and among the Company, the Lenders and Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2010).

10.55
Master Reaffirmation and Amendment to Transaction Documents, dated as of March 17, 2010, by and among the Company and Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2010).*

10.56
Senior Secured Convertible Term Note, dated March 17, 2010, issued by the Company in favor of the Lenders signatory to the Restated Financing Agreement (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 17, 2010).

Exhibit Number	Description

10.57
Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of September 30, 2008, by and between the Company and Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 6, 2008).

10.58
First Amendment to Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing, dated as of March 17, 2010, by and between the Company and Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 6, 2008).

10.59
Affiliate Subordination Agreement, dated as of September 30, 2008, by and among Unigene Laboratories, Inc., Jay Levy, Jaynjean Levy Family Limited Partnership and Victory Park Management, LLC, as agent for the Lenders signatory to the VPC Financing Agreement (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 6, 2008).

10.60
Assignment and Assumption Agreement, dated January 11, 2010, by and between Jay Levy and Jean Levy (incorporated by reference from Exhibit 10.64 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).

10.61
Affiliate Subordination Reaffirmation, dated as of March 17, 2010, by and among the Company, Jean Levy, Jaynjean Levy Family Limited Partnership and Victory Park Management, LLC, as agent for the Lenders (incorporated by reference from Exhibit 10.7 to the Registrant’s March 2010 Form 8-K).

10.62
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

10.66
Letter Agreement, dated as of December 10, 2010, by and among Unigene Laboratories, Inc., Victory Park Management, LLC, as agent, and the Secured Parties named therein (incorporated by reference from Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.67
License Agreement, dated October 19, 2009, by and between Unigene Laboratories, Inc. and Tarsa Therapeutics, Inc. (incorporated by reference from Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.68
Amendment to License Agreement, dated January 15, 2010, by and among Unigene Laboratories, Inc. and Tarsa Therapeutics, Inc. (incorporated by reference from Exhibit 10.68 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.69
Omnibus Amendment Agreement, dated October 19, 2009, by and among Unigene Laboratories, Inc., Victory Park Management, LLC, as agent, and the holders signatory thereto (incorporated by reference from Exhibit 10.69 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).

10.70
Collateral Assignment Agreement, dated October 19, 2009, by and between Unigene Laboratories, Inc. and Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.70 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit Number	Description

10.71
Warrant Exchange Agreement, dated October 19, 2009, by and between Unigene Laboratories, Inc. and Victory Park Special Situations Master Fund, Ltd. (incorporated by reference from Exhibit 10.71 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).

10.72
Master Agreement for Joint Development Vehicle by and between Unigene Laboratories, Inc., and Nordic Bioscience Clinical Development A/S, dated as of October 5, 2011 (incorporated by reference from Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.73
First Amendment, dated August 15, 2012, to the Master Agreement for Joint Development Vehicle by and between Unigene Laboratories, Inc., and Nordic Bioscience Clinical Development A/S, dated as of October 5, 2011.

10.74
Common Stock Purchase and Option Agreement dated as of October 5, 2011, by and between Unigene Laboratories, Inc., and Den Danske Forskningsfond (incorporated by reference from Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.75
Omnibus Amendment to the Note and Warrant Purchase Agreement, Notes and Warrants dated as of the 8th day of April, 2011, by and among Tarsa Therapeutics, Inc., and Purchasers including Unigene Laboratories, Inc. (incorporated by reference from Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.76
Patent Assignment Agreement effective as of September 15, 2011 by and between Unigene Laboratories, Inc., and Kieran Murphy, LLC (incorporated by reference from Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.77
Agreement for Sale of Real Estate dated as of January 31, 2011 by and between the Company and RCP Birch Road, L.L.C. (incorporated by reference from Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011)

10.78
Settlement and Release Agreement and Amendments dated as of March 10, 2011 between the Company and the Estate of Jean Levy; the Jaynjean Levy Family Limited Partnership; Warren P. Levy; and Ronald S. Levy (incorporated by reference from Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011).

10.79
Master Services Agreement, effective as of April 7, 2011, by and between Unigene Laboratories, Inc. and Tarsa Therapeutics, Inc. (incorporated by reference from Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.80
Equity Sale and Purchase Agreement, dated July 2011, by and among the Company, China Pharmaceutical Group Limited and China Charmaine Pharmaceutical Company Limited (incorporated by reference from Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).

10.81
Termination Agreement, effective as of June 4, 2011, by and among the Company, China Pharmaceutical Group Limited and Unigene Biotechnology Company Limited (incorporated by reference from Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).

10.82
Lease for Real Property, dated May 24, 2011, by and between RCP Birch-Little Falls, LLC, 110 Little Falls DCLA, LLC and the Company (incorporated by reference from Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2011).

10.83
Development Services and Clinical Supply Agreement, dated August 3, 2011, by and between GlaxoSmithKline LLC and the Company* (incorporated by reference from Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.84
Employment Agreement dated as of March 15, 2012, by and between Unigene Laboratories, Inc., and David Moskowitz (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 10, 2012). **

10.85
Separation Agreement and General Release dated as of April 4, 2012 by and between Unigene Laboratories, Inc., and David Moskowitz (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 9, 2012). **

Exhibit Number	Description

10.86
Offer Letter dated as of March 26, 2012, by and between Unigene Laboratories, Inc., and Brian Zietsman (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 10, 2012). **

10.87
Employment Agreement dated September 27, 2012 between Unigene laboratories, Inc. and Brian Zietsman (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed October 3, 2012). **

10.88
Stock Option Agreement dated September 27, 2012 between Unigene Laboratories, Inc. and Brian Zietsman (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed October 3, 2012). **

10.89
Settlement and Release Agreement dated as of May 29, 2012 by and between Unigene Laboratories, Inc., and the Levys (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 9, 2012). **

10.90
Side Letter Agreement dated as of May 29, 2012 by and between Unigene Laboratories, Inc. and Victory Park Management LLC (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 9, 2012).

10.91
Separation Agreement and General Release dated as of May 29, 2012 by and between Unigene Laboratories, Inc. and William Steinhauer (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 6, 2012).

10.92	Form of 2012 Key Employee Performance and Incentive Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 3, 2012).

10.93	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed October 3, 2012).

10.94
Employment Agreement dated September 27, 2012 between Unigene laboratories, Inc. and Nozer Mehta (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed October 3, 2012). **

10.95
Forbearance Agreement and First Amendment to Amended and Restated Financing Agreement, dated as of September 21, 2012, by and among the Company, the Lenders and Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 26, 2012).

10.96
Senior Secured Convertible Note, reissued by Company as of September 24, 2012 in favor of VPC Intermediate Fund II (Cayman), L.P. (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed September 26, 2012).

10.97
Senior Secured Convertible Note, reissued by the Company as of September 24, 2012 in favor of VPC Fund II, L.P. (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed September 26, 2012).

10.98
Senior Secured Convertible Note, reissued by the Company as of September 24, 2012 in favor of Victory Park Credit Opportunities Intermediate Fund, L.P. (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed September 26, 2012).

10.99
Senior Secured Convertible Note, reissued by the Company as of September 24, 2012 in favor of Victory Park Credit Opportunities, L.P. (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed September 26, 2012).

10.100
Senior Secured Convertible Note, issued by the Company as of September 21, 2012 in favor of VPC Fund II, L.P. (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed September 26, 2012).

10.101
Indemnification Agreement dated September 21, 2012 between the Company and Richard N. Levy (incorporated by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed September 26, 2012).*

10.102
Patent Security Agreement, dated September 21, 2012 by the Company in favor of Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed September 26, 2012).

Exhibit Number	Description

10.103
Trademark Security Agreement, dated September 21, 2012 by the Company in favor of Victory Park Management, LLC, as agent (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed September 26, 2012).

10.104
Form of Indemnification Agreement dated September 21, 2012 between the Company and various directors (incorporated by reference from Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed September 26, 2012).

10.105
Letter Agreement dated December 21, 2012 between the Company and the Jaynjean Levy Family Limited Partnership, Warren P. Levy and Ronald S. Levy (incorporated by reference from Exhibit 10.19 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2012, filed January 31, 2013).

10.106	Settlement Agreement dated December 21, 2012 between Ostrolenk Faber LLP, on the one hand, and Unigene Laboratories, Inc. and Unigene Patent Properties Nos. 1 through 120.

10.107
Letter Agreement dated December 10, 2012 regarding the cancellation of certain stock options by Ashleigh Palmer (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 10, 2012).

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney (included on signature pages to this report).

31.1	Certification by Ashleigh Palmer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 15, 2013.

31.2	Certification by Brian Zietsman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 15, 2013.

32.1	Certification by Ashleigh Palmer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 15, 2013.

32.2	Certification by Brian Zietsman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 15, 2013.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

**	Management contract or compensatory plan.

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

UNIGENE LABORATORIES, INC.

March 15, 2013	/s/ Ashleigh Palmer
Ashleigh Palmer, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2013	/s/ Ashleigh Palmer
Ashleigh Palmer, President, Chief Executive Officer and Director (Principal Executive Officer)

March 15, 2013	/s/ Brian Zietsman
Brian Zietsman, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 15, 2013	/s/ Richard Levy
Richard Levy, Chairman of the Board

March 15, 2013	/s/ Theron Odlaug
Theron Odlaug, Director

March 15, 2013	/s/ Thomas Sabatino, Jr.
Thomas Sabatino, Jr., Director

March 15, 2013	/s/ Joel Tune
Joel Tune, Director

March 15, 2013	/s/ Jack Wyszomierski
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