Form 10-K/A
period 2012-12-31
UNIGENE LABORATORIES INC
filed 2013-04-30
CIK 352747

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $.01 Par Value, 95,978,952 shares as of April 30, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents
Page Number

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013.  The purpose of this Amendment is to include Part III information. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by Unigene within 120 days after the end of the fiscal year covered by the Form 10-K.  The reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.  This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K.  This Amendment does not reflect events occurring after the original filing of the Form 10-K (i.e., those events occurring after March 15, 2013) or modify or update those disclosures that may be affected by subsequent events, except with respect to the following sections, which provide information as of the dates set forth in the respective sections: (i) “Information Regarding Directors and Executive Officers”, (ii) “Security Ownership of Certain Beneficial Owners”, and (iii) “Security Ownership of Management”.  Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

In this Amendment, “Unigene,” “the Company,” “we,” “us” and “our” refer to Unigene Laboratories, Inc.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information about our directors and executive officers as of April 25, 2013 as well as information regarding a prior executive who resigned effective December 31, 2012, but was one of our most highly compensated officers in 2012. Our directors are generally elected annually and hold office until the Company’s next annual meeting of stockholders and until their respective successors have been duly elected and qualified. However, the Company has not held an annual meeting of stockholders’ since June 2, 2011.  Under our bylaws our directors will continue to serve until their respective successors have been duly elected and qualified.

Name	Age	Year Joined Unigene	Position
Richard Levy	40	2010	Chairman of the Board and Director
Gregory Mayes	44	2010	Former President and General Counsel and Director
Nozer M. Mehta	64	1982	Chief Scientific Officer
Theron Odlaug	63	2011	Director
Ashleigh Palmer	50	2010	Chief Executive Officer and Director
Thomas Sabatino, Jr.	54	2011	Director
Joel Tune	57	2010	Director
Jack Wyszomierski	57	2012	Director
Brian Zietsman	49	2012	Chief Financial Officer

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

Pursuant to the Amended and Restated Financing Agreement, dated as of March 16, 2010, by and among the Company, the lenders thereto and Victory Park Management, LLC, as agent (as amended from time to time in accordance with the terms therewith the “Restated Financing Agreement”), the Company’s senior lender and a stockholder of the Company, in March 2010 Richard Levy became a member of the Board, Chairman of the Board and a member of the Company’s Nominating and Corporate Governance Committee. In addition, the Company agreed that until such time as (i) the aggregate principal amount outstanding under the senior secured convertible notes issued to Victory Park is less than $5 million and (ii) Victory Park beneficially owns less than  20% of the issued and outstanding shares of our Common Stock, the Company’s Nominating and Corporate Governance Committee shall take all actions reasonably necessary to recommend the nomination of, and the Board shall nominate for reelection to the Board, Richard Levy (or a substitute or replacement designated by Victory Park).

Mr. Gregory Mayes resigned from the Company effective December 31, 2012. Mr. Mayes  joined the Company as Vice President Corporate Development and General Counsel on October 4, 2010, was promoted to Chief Business Officer on January 1, 2012, and became President and General Counsel and a member of the Board on September 5, 2012. Previously, he was Vice President, General Counsel and Chief Compliance Officer at ImClone Systems Corporation, a wholly owned subsidiary of Eli Lilly and Company (2005-2010). While serving at ImClone in positions of increasing responsibility, Mr. Mayes supported the clinical development, launch and commercialization of ERBITUX® (cetuximab), was responsible for the development and oversight of the company’s first corporate compliance program, and contributed significantly to activities related to Eli Lilly’s acquisition of ImClone. Prior to this, Mr. Mayes was Senior Counsel at AstraZeneca Pharmaceuticals, LP, (2001-2005) where he provided legal services in connection with the successful development and commercialization of five compounds in the company’s cancer portfolio. Earlier, Mr. Mayes worked in private practice at Morgan Lewis LLP, a large, national law firm and earned his B.S. degree from Syracuse University, cum laude, and his J.D. degree, magna cum laude, from the Temple University School of Law, where he was the Articles Editor on the Temple Law Review.

Dr. Nozer M. Mehta has served as our Chief Scientific Officer since September 2012, after serving as the Vice President, Biological Research and Development from March 2005. Dr. Mehta served as our Director of Biological Research and Development from May 2003 through February 2005, as our Director of Molecular and Cell Biology from 1999 through May 2002 and in various other capacities with the Company from 1982 through 1999. Dr. Mehta obtained a Doctorat d’Universite degree (equivalent to a Ph.D.) from the Universite Louis Pasteur in Strasbourg, France in 1976. Prior to joining Unigene, Dr. Mehta worked at the Cancer Research Institute in Bombay, India and at the University of Nebraska at Lincoln.

Dr. Theron (Ted) Odlaug was appointed to the Board of Directors in September 2011.   Dr. Odlaug serves on the Audit, Compensation and Nominating and Corporate Governance Committees.  Dr. Odlaug brings to Unigene over 30 years of experience with significant leadership roles in the biopharmaceutical industry.  In February 2013, Dr. Odlaug was appointed Executive of Cedarburg- Hauser Pharmaceuticals, Inc.  He is also Executive Chairman and CEO of Planet Biopharmaceuticals, positions he has held since August 2011. From 2008 until January 2011, he was President and CEO of CyDex Pharmaceuticals, Inc. at which time the company was sold under his leadership to Ligand Pharmaceuticals, Inc.  Prior to CyDex, Dr. Odlaug served as Managing Partner of EIR Healthcare Advisors, LLC. Prior to that, he was Executive Vice President and a member of the senior management committee at Fujisawa Healthcare Inc. until its merger with Yamanouchi in 2005, which resulted in the formation of Astellas Pharma. He left Astellas in 2006 after successfully supporting the U.S. post-merger integration process.  During his tenure at Fujisawa Healthcare, Dr. Odlaug was responsible for manufacturing, regulatory and quality assurance, technical services, commercial compliance, human resources, legal, information technology, corporate communications and strategic relations.  Prior to Fujisawa he held executive positions at Bayer and Baxter.  Dr. Odlaug holds Bachelor's and Master's degrees from the University of Missouri at Kansas City and a Ph.D. in Public Health from the University of Minnesota.  The Board of Directors believes that Dr. Odlaug is qualified to be a director based on the above work experience, specifically his extensive knowledge of the pharmaceutical industry.

Mr. Ashleigh Palmer was appointed President, CEO and member of the Board by the Board of Directors of Unigene in June 2010 and currently serves as CEO and a member of the Board of Directors.  Prior to joining Unigene, Mr. Palmer headed the strategic advisory firm, Creative BioVentures™ Corporation and served as CEO of Critical Biologics Corporation, a critical care company. Previously, Mr. Palmer was Vice President of Business Development at Ohmeda, Inc. During his tenure, Mr. Palmer played a key role in the $1.2 billion sale of Ohmeda to a consortium including Baxter and Becton Dickinson by spinning out Ohmeda's nitric oxide assets to found INO Therapeutics, Inc. (“INO”). Under his leadership as President and CEO, INO commercialized the world's first selective pulmonary vasodilator, INOmax®, establishing a greater than $100 million revenue stream within the first 24 months of launch with only 13 sales representatives. Subsequently, INO was sold to critical care company Ikaria in 2007 for $670 million. Earlier in his career, Mr. Palmer held positions of increasing responsibility at Seton Healthcare Group and, prior to this, Reckitt and Colman PLC. He received his MBA degree from the University of Bradford, England and his BSc, in Biochemistry and Applied Molecular Biology, from the University of Manchester, England. The Board of Directors believes that Mr. Palmer is qualified to be a director based on the above work experience, specifically his business and management expertise and his extensive knowledge of the healthcare industry.

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

Mr. Jack Wyszomierski was appointed to our Board of Directors in April 2012.  From 2004 until his retirement in 2009, Mr. Wyszomierski was the Executive Vice President and Chief Financial Officer of VWR International, LLC, a supplier of laboratory supplies, equipment and supply chain solutions to the global research laboratory industry. From 1982 to 2003, Mr. Wyszomierski held positions of increasing responsibility within the finance group at Schering-Plough Corporation culminating with his appointment as Executive Vice President and Chief Financial Officer in 1996. Mr. Wyszomierski has been a member of the Board of Directors and Chairman of the Audit Committee of Exelixis, Inc., a publicly traded biotechnology company, since 2004, a member of the Board of Directors and Audit, Compensation, and Nomination and Governance Committees of Athersys, Inc., a publicly-traded biopharmaceutical company, since 2010, a member of the Board of Directors and Compensation and Audit Committees of Xoma Corp. (formerly Xoma, Ltd.), a publicly-traded biopharmaceutical company since 2010 and a member of the Board of Directors and Chairman of the Audit Committee of AssuraMed, Inc., a privately-held home healthcare distribution company from 2011 until its sale to Cardinal Health in 2013. Mr. Wyszomierski holds a M.S. in Industrial Administration and a B.S. in Administration and Management Science and Economics from Carnegie Mellon University.  The Board of Directors believes that Mr. Wyszomierski is qualified to be a director based on the above work experience, specifically his extensive finance and biopharma/healthcare industry expertise.

Mr. Brian Zietsman, our Chief Financial Officer joined the Company as Executive Director of Finance in April 2012, and was appointed Chief Financial Officer in September 2012. Mr. Zietsman brings more than 20 years of accounting experience to his position of which more than ten years are in the pharmaceutical industry, both in public and private companies. Prior to joining Unigene, Mr. Zietsman was the Corporate Controller at Duff & Phelps (NYSE DUF) from June 2011 to April 2012. Before joining Duff & Phelps, Brian served as a consultant at Enzon Pharmaceuticals, Inc., (NASDAQ – ENZN) from May 2011 through June 2011. Mr. Zietsman was the Vice President and Corporate Controller at Enzon a position that he assumed in October 2007 through April 2011. Prior to that Brian was Enzon’s Corporate Controller from November 2005. At Enzon, Mr. Zietsman was responsible for overseeing all of the company’s accounting functions.  Prior to Enzon Brian was the Corporate Controller at Reliant Pharmaceuticals, Inc., (June 2002 – October 2005) a privately held company which was acquired by GlaxoSmithKline in 2007. From May 2001 to June 2002 Mr. Zietsman was Reliant’s Director of Financial Reporting. Earlier Mr. Zietsman worked at Deloitte (April 1994 – May 2001) and held various levels of increasing responsibility when he left as a Senior Manager in the audit group. Brian is a graduate from Rhodes University, South Africa where he earned his B. Com (Accounting), BSc (Computer Science) and HDIPACC certifications. Brian is a registered CPA.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, officers and any person holding more than 10% of our Common Stock are required to report their ownership of securities and any changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5.  Based on our review of the reports received by the Company and on written representations from reporting persons, the Company believes that the directors, executive officers and greater than 10% beneficial owners complied on a timely basis with all Section 16(a) filing requirements during 2012 and through the date of this Amendment.

Ethics and Business Conduct Policy

The Company has adopted an ethics and business conduct policy. It describes specific policies concerning the ethical conduct of the Company’s business and applies to all officers, directors and employees. Our policy is posted on our website, http://www.unigene.com. Upon written request to Unigene Laboratories, Inc., 81 Fulton Street, Boonton, NJ 07005, we will provide to stockholders without charge a copy of our ethics and business conduct policy.

Audit Committee of the Board of Director

One of the three standing committees of the Board of Directors is the Audit Committee.  The responsibilities of the Audit Committee include the following: (i) to annually select a firm of independent public accountants to act as auditors of the Company; (ii) to review the scope of the annual audit with the auditors in advance of the audit, (iii) to review the results of the audit and the adequacy of the Company’s internal controls; (iv) to oversee management’s conduct of the Company’s financial reporting process; and (v) to approve fees paid to the auditors for audit and non-audit services. The current members of the Audit Committee are Theron Odlaug, Joel Tune and Jack Wyszomierski (Chairman). The Audit Committee held four meetings during 2012. The Board of Directors adopted a written Audit Committee charter in 2005 and revised it in 2007, and that charter is available on our website, http://www.unigene.com. All members of the Audit Committee are considered to be “independent” as that term is defined under the listing standards of the Nasdaq Stock Market, LLC and as that term is used in Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Jack Wyszomierski is considered by the Board of Directors to be an “audit committee financial expert” as described in Rule 407(d)(5) of Regulation S-K, promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by the Chief Executive Officer, the Principal Financial Officer and the next two highest paid executive officers for the fiscal year ended December 31, 2012.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(4)	Non-Equity Incentive Plan Compensation	All Other Compensation(5)	Total
Ashleigh Palmer, (1)	2012	400,000	---		65,800		27,192	492,992
CEO and Director	2011	382,821	25,000	---	---	---	22,696	430,517
Gregory Mayes, (1) (2)	2012	265,000	---		181,803		33,307	480,110
Former President and General Counsel	2011	265,000	2,959	---	---	---	22,616	290,575
Nozer Mehta, (1)	2012	248,675	---		87,256		18,948	354,879
Chief Scientific Officer	2011	245,000	3,777	---	37,363	---	15,912	302,052
Brian Zietsman, (1) (3) Chief Financial Officer	2012	151,763	---	---	91,565	---	18,128	261,456

(1)	Salaries for Mr. Palmer, Mr. Mayes, Dr. Mehta, and Mr. Zietsman were based upon their respective employment agreements. See “Employment Agreements” below.

(2)	On December 12, 2012, Mr. Mayes tendered his resignation, effective December 31, 2012. He received a payment for 6 unused, accrued vacation days. All of his option awards have been forfeited.

(3)	Mr. Zietsman was hired on April 9, 2012 as the Company's Executive Director, Finance and was promoted to Chief Financial Officer in September 2012.

(4)
Amounts are calculated in accordance with ASC 718. See Note 19 of the financial statements of the Company’s Annual Report for the year ended December 31, 2012 regarding assumptions underlying valuation of equity awards. These figures represent the grant date fair value of stock options to purchase shares of our Common Stock, excluding 660,000 option awards granted to Mr. Palmer in September 2012 that were rescinded in December 2012.

(5)	All Other Compensation includes:

Name	Year	Matching Contribution to 401(k) Plan ($)	Health/Life Insurance Premiums ($)	Other ($)	Total ($)
Ashleigh Palmer	2012	--	27,192	--	27,192
	2011	--	22,696	--	22,696
Gregory Mayes	2012	--	27,192	6,115	33,307
	2011	--	22,616	--	22,616
Nozer Mehta	2012	--	18,948	--	18,948
	2011	--	15,912	--	15,912
Brian Zietsman	2012	--	18,128	---	18,128

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

				Option Awards
Name	No. of Securities Underlying Unexercised Options Exercisable	No. of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Ashleigh Palmer	500,000	--		$0.68	12-09-2014
	500,000	--		$0.68	12-09-2015
	--	500,000	(1)	$0.68	12-09-2016
	166,666	--		$0.77	12-15-2014
	166,667	--		$0.77	12-15-2015
	--	166,667	(1)	$0.77	12-15-2016
	--	1,000,000	(2)	$0.10	09-26-2022
Gregory Mayes	400,000	--		$0.64	03-31-2013
	85,686	--		$0.65	03-31-2013
	35,775	--		$0.297	03-31-2013
Nozer Mehta	40,000	--		$2.30	02-28-2015
	25,000	--		$1.58	04-05-2015
	55,000	--		$4.02	04-19-2016
	85,000	--		$1.43	04-16-2018
	48,750	16,250	(3)	$0.60	04-05-2019
	50,000	50,000	(4)	$0.79	03-18-2020
	100,000	--		$0.67	01-02-2021
	57,580	--		$0.65	01-12-2022
	--	50,000	(5)	$0.455	03-14-2022
	--	630,875	(2)	$0.10	09-26-2022
	--	190,601	(6)	$0.25	09-26-2022
Brian Zietsman	--	120,000	(7)	$0.44	04-08-2022
	--	875,000	(2)	$0.10	09-26-2022
	--	39,000	(6)	$0.25	09-26-2022

(1)	These unexercisable option shares at December 31, 2012 were granted in June 2010 and vest on June 9, 2013.
(2)	These unexercisable option shares at December 31, 2012 were granted in September 2012 and vest in their entirety in September 2013.
(3)	These unexercisable option shares at December 31, 2012 were granted in April 2009 and vest on April 5, 2013.
(4)	These unexercisable option shares at December 31, 2012 were granted in March 2010 and vest 50% on each of March 18, 2013 and March 18, 2014.
(5)	These unexercisable option shares at December 31, 2012 were granted in March 2012 and 33%, 33% and 34% vest on March 14, 2013, March 14, 2014 and March 14, 2015, respectively.
(6)	These unexercisable option shares at December 31, 2012 were granted in September 2012 and vest 50% on each of August 1, 2013 and August 1, 2014.
(7)	These unexercisable option shares at December 31, 2012 were granted in April 2012 and vest one-third on each of April 8, 2013, April 8, 2014, and April 8, 2015.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Executive compensation for 2012 was determined by the Compensation Committee of the Company, which, at the time, consisted of Joel Tune, Theron Odlaug and Thomas Sabatino, Jr.  No member of the Compensation Committee currently serves as an officer of the Company or was an employee of the Company in 2012 or an officer of the Company at any time.

Director Compensation

Independent directors received an annual retainer in 2012 of $18,000, as well as a fee of $1,200 for each Board of Directors meeting attended and $600 for any Board of Directors meeting conducted via conference call. Independent Board members earn additional compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees as follows: $400 per committee conference call, $800 per meeting of the committee if such meeting is convened solely to transact committee business, or $400 per meeting if such meeting is convened on a date or in conjunction with other activities of the Company or its Board of Directors or other committees for purposes in addition to committee business. In addition, the Chairmen of the Audit, Compensation and Nominating and Corporate Governance Committees receive annual retainers of $10,000, $6,000 and $6,000, respectively, in addition to the annual Board retainer. The Lead Director receives an additional retainer of $8,000.  During 2012, all retainers were paid in Unigene Common Stock.

All directors are eligible to receive grants under the 2006 Plan. Allowable grants under the 2006 Plan include stock options, phantom stock, stock appreciation rights, restricted stock and deferred stock. Options granted under the 2006 Plan generally have a ten-year term and an exercise price equal to the market price of the Common Stock on the date of the grant. Specific grants to directors are not mandated under the 2006 Plan. Upon the recommendation of the Compensation Committee following the adoption of the 2006 Plan, the Board of Directors adopted the policy that each non-employee director (with the exception of the Chairman of the Board) will receive, (1) on the date of his initial election, an option to purchase 30,000 shares of Common Stock (an “Initial Option”), (2) on May 1st of each year, an option to purchase 20,000 shares of Common Stock if he or she has served as a non-employee director for at least six months prior to the May 1st grant (an “Additional Option”), and (3) on May 1st  of each year a grant of 10,000 shares of restricted stock that has a one-year vesting period if he or she has served as a non-employee director for at least six months prior to the May 1st grant. Generally, each Initial Option will vest in equal installments of 1/3 over a period of three years, commencing on the date of the grant, and each Additional Option will vest in its entirety on the first anniversary of the date of grant.  In addition, on May 1st of each year, in consideration of his services as Chairman of the Board, Richard Levy receives an annual stock option grant to purchase 75,000 shares of Common Stock.  These stock options have a one-year vesting period.

POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL

Employment Agreements

Ashleigh Palmer

On June 8, 2012, the Company entered into an employment agreement with Ashleigh Palmer.  The Agreement, pursuant to which Mr. Palmer will serve as the Company’s CEO, provides for a two year term (the “Term”) and establishes Mr. Palmer’s annual salary as $400,000.

Furthermore, pursuant to the Agreement, Mr. Palmer will receive a lump sum bonus of $250,000 if during the Term the closing price of the Company’s Common Stock on the Over-the-Counter Bulletin Board (or whatever market on which such stock is trading) is $2.00 per share or greater for sixty consecutive trading days.  Mr. Palmer is also permitted to participate in the Company’s regular bonus program and employee benefit plans.

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

Dr. Nozer Mehta

On September 27, 2012, the Company appointed Nozer Mehta as the Company’s Chief Scientific Officer.  In connection with his appointment, the Company entered into an employment agreement effective September 27, 2012 with Dr. Mehta (the “Mehta Agreement”).  The Mehta Agreement provides an annual salary of $252,350 .The Mehta Agreement provides that upon (a) termination of Dr. Mehta’s employment by the Company for any reason other than cause (as defined in the Mehta Agreement), Dr. Mehta will receive four (4) months of his then-current annual base salary, payable in accordance with the regular payroll cycle of the Company, and (ii) the Company will pay the applicable premiums for coverage of Dr. Mehta and his family under the Company’s health plans for four months immediately following the date of his termination, provided he timely and properly elects continuation of such coverage under COBRA and remains eligible for such coverage.   In addition, if Dr. Mehta’s employment is terminated by the Company for any reason other than cause, one-third of all unvested stock options will immediately vest and will remain exercisable until the earlier of three years following his termination of employment or ten years following the grant date of such stock options.  The Mehta Agreement also contains a non-disparagement clause.

Mr. Brian Zietsman

On September 27, 2012, the Company appointed Brian Zietsman as the Company’s Chief Financial Officer.  In connection with his appointment, the Company entered into an employment agreement effective September 27, 2012 with Mr. Zietsman (the “Zietsman Agreement”).  The Zietsman Agreement provides an annual salary of $250,000. The Zietsman Agreement provides that upon (a) termination of Mr. Zietsman’s employment by the Company for any reason other than cause (as defined in the Zietsman Agreement), Mr. Zietsman will receive four (4) months of his then-current annual base salary, payable in accordance with the regular payroll cycle of the Company, and (ii) the Company will pay the applicable premiums for coverage of Mr. Zietsman and his family under the Company’s health plans for four months immediately following the date of his termination, provided he timely and properly elects continuation of such coverage under COBRA and remains eligible for such coverage.   In addition, if Mr. Zietsman’s employment is terminated by the Company for any reason other than cause, one-third of all unvested stock options will immediately vest and will remain exercisable until the earlier of three years following his termination of employment or ten years following the grant date of such stock options.  The Zietsman Agreement also contains a non-disparagement clause.

Director Summary Compensation Table

The table below summarizes the fees earned by directors for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash($) (2)	Stock Awards($) (3)		Option Awards($) (4)	All Other Compensation($)		Total($)
Zvi Eiref(1)*	$3,200	$18,300	(7)	$--	$--		$21,500
Richard Levy*	$--	$--		$19,551	$--		$19,551
Theron Odlaug*	$21,400	$28,300	(5)(13)	$5,822	$--		$55,522
Ashleigh Palmer(9)	$--	$--		$--	$--		$--
Thomas Sabatino Jr.*	$32,800	$18,000	(6)	$365	$--		$51,165
Joel Tune*	$21,400	$32,300	(5)(12)	$6,065	$2,400	(11)	$62,165
Jack Wyszomierski*	$18,400	$14,000	(8) (10)	$7,719	$--		$40,119

*	Non-employee director

(1)	Zvi Eiref ended his service as a director of the Company on April 1, 2012.

(2)	Reflects Board of Director and committee meeting fees paid in cash for fiscal year 2012 described above under “Director Compensation.”

(3)
The amounts in this column include the grant date fair value of restricted stock in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation. Fair value is calculated using the closing price of our Common Stock on the date of grant. See Note 19 of the financial statements in the Company’s Annual Report for the year ended December 31, 2012 regarding assumptions underlying valuation of equity awards. The amounts also include the grant date fair value of annual retainers and Lead Director and committee chairman fees paid in stock for fiscal year 2012 described above under “Director Compensation.” These shares, which were granted under the 2006 Plan, vested immediately and are not restricted.  At December 31, 2012, the aggregate number of shares of Common Stock held by each director was as follows: Zvi Eiref 212,695; Richard Levy 9,147,464; Theron Odlaug 82,065; Ashleigh Palmer 60,000; Thomas Sabatino, Jr. 146,548; Joel Tune 130,725; and Jack Wyszomierski 47,138.

(4)
Amounts are calculated in accordance with the provisions of ASC 718. See Note 19 in the financial statements of the Company’s Annual Report for the year ended December 31, 2012 regarding assumptions underlying valuation of equity awards. These figures represent the grant date fair value of stock options to purchase shares of our Common Stock.  At December 31, 2012, the aggregate number of stock options outstanding for each director was as follows: Zvi Eiref 70,000; Richard Levy 225,000; Theron Odlaug 62,500; Ashleigh Palmer 3,000,000; Thomas Sabatino, Jr. 37,500; Joel Tune 87,500; and Jack Wyszomierski 37,500.

(5)	Includes 10,000 shares of Common Stock granted as restricted stock on May 1, 2012 with a grant date fair market value of $4,300. These shares vest in one year from the date of grant.

(6)
Includes 16,245 shares of Common Stock granted on January 5, 2012 and 30,303 shares of Common Stock granted on July 6, 2012 as Board retainer fees with a grant date fair market value of $9,000 for each grant.

(7)	Includes 25,271 shares of Common Stock granted on January 5, 2012 as Board retainer fees with a grant date fair market value of $14,000.

(8)	Jack Wyszomierski was elected as a director of the Company and Chairman of the Audit Committee on April 2, 2012.

(9)	See Summary Compensation Table for disclosure related to Ashleigh Palmer who served as CEO of the Company during 2012.

(10)	Includes 47,138 shares of Common Stock granted on July 6, 2012 as Board retainer fees with a grant date fair market value of $14,000.

(11)	Consists of consulting fees.

(12)
Includes 21,661 shares of Common Stock granted on January 5, 2012 and 53,872 shares of Common Stock granted on July 6, 2012 as Board retainer fees with a grant date fair market value of $12,000 and $16,000, respectively.

(13)
Includes 21,661 shares of Common Stock granted on January 5, 2012 and 40,404 shares of Common Stock granted on July 6, 2012 as Board retainer fees with a grant date fair market value of $12,000 for each grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The table below summarizes the status of our equity compensation plans at December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,369,754	$0.90	1,328,926
Equity compensation plans not approved by security holders(1)	9,525,771	$0.13	—

Total	18,895,525	$0.51	1,328,926

(1) Represents 9,505,771 shares of common stock issuable upon the exercise of stock options issued outside of equity compensation plans and 20,000 warrants issued to outside consultants for services rendered.  The shares of common stock issuable upon the exercise of stock options outside of security holder approved equity compensation plans were issued pursuant to Executive Team Restructuring Grants and Employee and Director Retention Grants made in September 2012 and described in further detail immediately below:

Key Employee Retention Grants. On September 26, 2012, our Board reviewed the recommendations of our Compensation Committee and approved and authorized the Company to enter into 2012 Key Employee Performance and Incentive Plan Agreements (the “Incentive Bonus Agreements”) with certain of the Company’s essential employees (each a “Key Employee”) subject to the approval and closing of the Forbearance Agreement and First Amendment to Amended and Restated Financing Agreement, by and amongst the Company and Victory Park Management LLC (the “2012 Restructuring”), to promote the retention of the Key Employees and to motivate the Key Employees and align their interests with the interests of the Company’s stockholders by, among other things, granting certain incentive bonuses and stock options outside of the Company’s existing equity compensation plan to the Key Employees.  The 2012 Restructuring was completed on September 26, 2012.  As a result, on September 27, 2012, the Company subsequently issued stock option awards to certain employees of the Company, including the named executive officers listed below.

Executive Officer	Stock Options
Ashleigh Palmer, Chief Executive Officer	1,000,000

Nozer Mehta, Chief Scientific Officer	630,875

Brian Zietsman, Chief Financial Officer	625,000

The stock options issued pursuant to the Incentive Bonus Agreements were issued pursuant to stock option agreements granted on September 27, 2012 with an exercise price of $0.10, which is equivalent to the closing price of the Company’s common stock on the date of grant, and vest in full on September 27, 2013.  The term of the Key Employee stock options is 10 years.  The total number of shares of common stock issuable upon exercise of the stock option grants pursuant to the Incentive Bonus Agreements is 7,335,168.

Executive Team Restructuring Grants. On September 20, 2012, our Board reviewed the recommendations of our Compensation Committee and approved and authorized the Company to grant certain retention stock option grants outside of the Company’s existing equity compensation plan (the “Executive Team Restructuring Grants”) to two officers of the Company, including Brian Zietsman, Chief Financial Officer (the “Executives”), subject to the approval and closing of the 2012 restructuring, to promote the retention of the Executives and to motivate the Executives and align their interests with the interests of the Company’s stockholders. The total of number of shares of common stock issuable upon the exercise of the Executive Team Restructuring Grants is 340,000.  The Executive Team Restructuring Grant to Mr. Zietsman was granted on September 27, 2012, in lieu of $25,000 of his annual salary.  Under the stock option agreement, Mr. Zietsman was granted 250,000 stock options on September 27, 2012 at an exercise price of $0.10, which is equivalent to the closing price of the Company’s common stock on the date of grant and shall vest and be exercisable on September 27, 2013, provided that Mr. Zietsman remains employed with the Company through the vesting date.  The term of such executive team restructuring grant to Mr. Zietsman is 10 years.

Employee and Director Retention Grants. On September 20, 2012, the Board reviewed the recommendations of the Compensation Committee and approved and authorized the Company to grant certain retention stock option grants outside of the Company’s existing equity compensation plan (the “Employee and Director Retention Grants”) to all of the Company’s existing employees and directors (except Richard Levy), subject to the approval and closing of the 2012 restructuring, to promote the retention of such employees and directors and to motivate such employees and directors and align their interests with the interests of the Company’s stockholders. The following officers and directors received Employee and Director Retention Grants exercisable for the number of shares of common stock indicated in the table below:

Officer / Director	Options

Nozer Mehta, Chief Scientific Officer	190,601

Brian Zietsman, Chief Financial Officer	39,600

Thomas Sabatino, Jr., Director	7,500

Joel Tune, Director	17,500

Jack Wyszomierski, Director	7,500

Theron Odlaug, Director	12,500

The Employee and Director Retention Grants were issued on September 27, 2012 pursuant to stock option agreements that reflect an exercise price of $0.25 per share. The total of number of shares of common stock issuable upon the exercise of the Employee and Director Retention Grants is 1,832,603.  The Employee and Director Retention Grants shall vest and become exercisable in two equal installments on each of August 1, 2013 and August 1, 2014, provided that such employee or director remains employed with the Company through the vesting date.  The term of the Employee and Director Retention grants is 10 years.

SECURITY OWNERSHIP

The following tables set forth information concerning the beneficial ownership of Common Stock by each director and nominee for director of the Company, each Named Executive Officer and the persons who are known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock. In each table, the number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission (Rule 13d-3(d)(1) under the Exchange Act) and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares to which an individual or entity has the right to acquire beneficial ownership within 60 days of April 25, 2013, through the exercise of any warrant, stock option or other right. The inclusion in this calculation of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable. As of April 30, 2013, there were 95,978,952 outstanding shares of Common Stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning the persons who are known by the Company to own beneficially more than 5 percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage of Outstanding Shares
Victory Park Credit Opportunities, L.P.(1) 227 West Monroe St., Ste. 3900, Chicago, IL 60606	51,188,706 (2)(6)	36.0%

Victory Park Credit Opportunities Intermediate Fund, L.P.(1) 227 West Monroe St., Ste. 3900, Chicago, IL 60606	45,222,857 (3)(6)	33.0%

VPC Fund II, L.P.(1) 227 West Monroe St., Ste. 3900, Chicago, IL 60606	43,143,488 (4)(6)	31.0%

VPC Intermediate Fund II (Cayman), L.P.(1) 227 West Monroe St., Ste. 3900, Chicago, IL 60606	24,292,567 (5)(6)	20.2%

Wynnefield Partners Small Cap Value, L.P. 450 Seventh Avenue, Suite 509, New York, NY 10123	7,000,200 (7)	7.3%

(1)
As the general partner of Victory Park Credit Opportunities, L.P. (“Delaware Fund”) and Victory Park Credit Opportunities Intermediate Fund, L.P. (“Cayman Fund”), Victory Park GP, LLC (“GP I”) may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) an aggregate of 96,411,563 shares of common stock held by Delaware Fund and Cayman Fund, representing 52.6% of the issuer’s outstanding shares of common stock.  As the general partner of VPC Fund II, L.P. (“Onshore Fund”) and VPC Intermediate Fund II (Cayman), L.P. (“Offshore Fund”), Victory Park GP II, LLC may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) an aggregate of 67,436,055 shares of common stock held by Onshore Fund and Offshore Fund.  As the sole manager of each of GP I and GP II, RNL VPC, LLC (“RNL VPC”) may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the acquisition of) an aggregate of 163,847,618 shares of common stock held by Delaware Fund, Cayman Fund, Onshore Fund and Offshore Fund.  As the investment manager of each of Delaware Fund, Cayman Fund, Onshore Fund and Offshore Fund, Victory Park Capital Advisors, LLC (“VPCA”) may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the acquisition of) an aggregate of 163,847,618 shares of common stock held by Delaware Fund, Cayman Fund, Onshore Fund and Offshore Fund.  As the manager of VPCA, Jacob Capital, L.L.C. (“Jacob Capital”) may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) an aggregate of 163,847,618 shares of common stock held by Delaware Fund, Cayman Fund, Onshore Fund and Offshore Fund.  As the sole member of Jacob Capital and the sole manager of RNL VPC, Richard Levy may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) an aggregate of 163,847,618 shares of common stock held by Delaware Fund, Cayman Fund, Onshore Fund and Offshore Fund.  See "Certain Relationships and Related Transactions - Related Party Transactions - Notes Payable - Victory Park" below.

(2)
Consists of (i) 4,856,750 shares of Common Stock held by Delaware Fund and (ii) 46,331,956 shares of common stock issuable to Delaware Fund upon conversion of the Re-Issued Note held by Delaware Fund described in Item 13 below prior to the filing of the charter amendment described in note 6 below.  If the charter amendment had been filed as of the date of the consummation of the Article 9 Transaction described below, an aggregate of 86,046,828 shares of common stock would have been issuable to Delaware Fund as of April 25, 2013 upon conversion of the Re-issued Note held by Delaware Fund.

(3)
 Consists of (i) 4,290,714 shares of common stock held by Cayman Fund and (ii) 40,932,143 shares of common stock issuable to Cayman Fund upon conversion of the Re-issued Note held by Cayman Fund described in Item 13 below prior to the filing of the charter amendment described in note 6 below.  If the charter amendment had been filed as of the date of the consummation of the Article 9 Transaction described below, an aggregate of 76,018,396 shares of common stock would have been issuable to Cayman Fund as of April 25, 2013 upon conversion of the Re-issued Note held by Cayman Fund.

(4)
 Consists of (i) 20,380,641 shares of Common Stock issuable to Onshore Fund upon conversion of the Re-issued Note held by Onshore Fund prior to the filing of the charter amendment described in note 6 below, (ii) 14,358,680 shares of common stock issuable to Onshore Fund upon conversion of the First Amendment Note described in Item 13 below prior to the filing of the charter amendment described in note 6 below and (iii) 8,404,167 shares of common stock issuable to Onshore Fund upon conversion of the Second Amendment Note described in Item 13 below.  If the charter amendment had been filed as of the date of the consummation of the Article 9 Transaction described below, (x) an aggregate of 37,850,539 shares of common stock would have been issuable to Onshore Fund as of April 25, 2013 upon conversion of the Re-issued Note held by Onshore Fund and (y) an aggregate of 88,226,667 shares of common stock would have been issuable to Onshore Fund as of April 25, 2013 upon conversion of the First Amendment Note.

(5)
Consists of 24,292,567 shares of common stock issuable to Offshore Fund upon conversion of the Re-issued Note held by Cayman Fund described in Item 13 below prior to the filing of the charter amendment described in note 6 below.  If the charter amendment had been filed as of the date of the consummation of the Article 9 Transaction described below, an aggregate of 45,115,694 shares of common stock would have been issuable to Offshore Fund as of April 25, 2013 upon conversion of the Re-issued Note held by Offshore Fund.

(6)
The issuer lacks sufficient authorized shares of common stock to deliver all of the shares of common stock issuable to the holders of the convertible notes described in Item 13 below.  Pursuant to the terms of the restated financing agreement described in Item 13 below, the issuer is required to seek stockholder approval to amend its certificate of incorporation to increase the number of authorized shares to at least 650,000,000 shares and the issuer is not required to issue any shares of common stock upon conversion of the convertible notes in excess of the number of shares of common stock that is required to be reserved for conversions of the convertible notes and allocated to the holder of such convertible note in accordance with the restated financing agreement.  As of April 30, 2013, there were 154,700,154 shares of common stock of the issuer issuable upon conversion of the outstanding convertible notes.   These amounts are based on the assumed conversion of the portion of the outstanding convertible notes in order to issue the 154,700,154 shares of common stock currently reserved for issuance.

(7)
Based on information obtained from the Wynnefield Reporting Persons, each of whom has shared voting and dispositive power for the reported shares. The “Wynnefield Reporting Persons” are Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P. I, Nelson Obus and Joshua Landes. Messrs. Obus and Landes each disclaim any beneficial ownership of these shares. The Wynnefield Reporting Persons are each separate and distinct entities with different beneficial owners (whether designated as limited partners or stockholders).

As noted above, Victory Park’s beneficial ownership amount in the preceding table includes the shares of Common Stock issuable upon conversion of the convertible notes previously issued to Victory Park. Based on the amount of accrued interest that could be converted, as of April 25, 2013, the conversion of such Notes, pursuant to the terms and conditions therein, would result in Victory Park owning 65.4% of the Company’s issued and outstanding Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information as of April 25, 2013, concerning the beneficial ownership of Common Stock by each director of the Company, each Named Executive Officer and all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Richard Levy	164,072,618	(2)	65.4%
Ashleigh Palmer	2,060,000	(3)	2.1%
Nozer Mehta	722,140	(4)	*
Gregory Mayes	2,000	(5)	*
Brian Zietsman	65,000	(6)	*
Thomas Sabatino, Jr	225,778	(7)	*
Joel Tune	313,800	(8)	*
Theron Odlaug	204,372	(9)	*
Jack Wyszomierski	164,820	(10)	*

Officers and Directors as a Group (9 persons)	167,830,527	(11)	66.2%

*	Less than one percent
(1)	Unless otherwise noted, each person or group member has reported sole voting and sole dispositive power with respect to securities shown as beneficially owned by him.
(2)
As reported in the Security Ownership of Certain Beneficial Owners table above, as the sole member of Jacob Capital and the sole manager of RNL VPC Richard Levy may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) an aggregate of 163,847,618 shares of common stock held by Delaware Fund, Cayman Fund, Onshore Fund and Offshore Fund. By virtue of the service on the Company’s Board, Richard Levy, as the Agent’s designee on the Board (on behalf of the Lenders) pursuant to the Restated Financing Agreement, represents the interests of the Lenders and their respective affiliates and each of the Lenders and their respective affiliates (including GP I, GP II, Capital Advisors, RNL VPC and Jacob Capital, but excluding Richard Levy (given his status as an actual director of Unigene)) that beneficially owns (for any purpose of Section 16 of the 1934 Act) any shares of common stock (or any derivative securities with respect thereto), is a “director by deputization” for purposes of Section 16 of the 1934 Act, including Rule 16b-3 thereunder and related guidance of the SEC. Includes 225,000 shares of Common Stock that Richard N. Levy has the right to acquire pursuant to stock options that are exercisable immediately or within 60 days.

(3)	Includes 2,000,000 shares of Common Stock that Ashleigh Palmer has the right to acquire upon the exercise of stock options that are exercisable either immediately or within 60 days.
(4)	Includes 519,245 shares of Common Stock that Nozer Mehta has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.
(5)	Includes 0 shares of Common Stock that Gregory Mayes has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.
(6)	Includes 40,000 shares of Common Stock that Brian Zietsman has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.
(7)	Includes 9,999 shares of Common Stock that Thomas Sabatino, Jr has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.
(8)	Includes 59,998 shares of Common Stock that Joel Tune has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.
(9)	Includes 29,999 shares of Common Stock that Theron Odlaug has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.
(10)	Includes 9,990 shares of Common Stock that Jack Wyszomierski has the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days.
(11)
Includes an aggregate of 2,894,231 shares of Common Stock that such persons have the right to acquire pursuant to stock options that are exercisable either immediately or within 60 days. Assumes conversion of certain convertible notes, plus accrued interest as of April 25, 2013, into 154,700,154 shares of Unigene Common Stock.

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

In March 2010, we entered into the Restated Financing Agreement, which amended and restated in its entirety and replaced the financing agreement dated as of September 30, 2008.

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

Section 8.18 of the Restated Finance Agreement requires that the Company timely file all reports required to be filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.  Under Section 10.1(z) of such agreement, the Company’s failure to timely file any such report is an event of default.  As a result of a financial restatement, the Company was unable to finalize and file its Form 10-Q for the period ended September 30, 2012 by the SEC’s extended filing deadline of November 21, 2012.  Therefore, the Company gave the VPC Parties notice that an event of default occurred under the Restated Finance Agreement by virtue of the Company’s failure to timely file its Form 10-Q for the quarter ended September 30, 2012.

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

There are other events of default in existence including (i) the Company’s stock is not currently listed on the OTCBB, (ii) the Company has not had the S-1 it was required to file pursuant to the Forbearance Agreement declared effective, (iii) the Company has not filed its definitive proxy statement for 2011 and (iv) the Company has not held an annual shareholders’ meeting to obtain the approval of additional authorized shares for Victory Park.  Other events of default may exist.

Pursuant to the amended and restated registration rights agreement executed in connection with the March 2010 financing, we filed a registration statement with the SEC registering the resale of the shares then currently or to be held by Victory Park with respect to the conversion of the debt then held by Victory Park, which registration statement was declared effective on July 13, 2010 and was amended on April 21, 2011 (the “Previous Registration Statement”). Pursuant to a Second Amended and Restated Registration Rights Agreement, dated as of September 21, 2012, by and among us and certain selling stockholders affiliated with Victory Park, we agreed to file registration statements to cover the resale by the selling stockholders of certain shares of our common stock, including the Conversion Shares, issuable from time to time upon the conversion of the Notes.  However, the number of our authorized shares of common stock is currently insufficient to cover all the Conversion Shares issuable if the Notes were converted in full.  On October 19, 2012, we filed a registration statement on Form S-1 (which has not been declared effective by the SEC) that contains a combined prospectus relating to the shares of common stock which were previously registered under the Previous Registration Statement and a portion of the additional Conversion Shares up to the number of shares of common stock that we have authorized, unissued and otherwise unreserved.  As required under the Forbearance Agreement, we intend to seek stockholder approval at our next meeting of stockholders to be held on or prior to January 21, 2013 to increase the number of authorized shares of common stock to a number that will be sufficient to cover the full number of Conversion Shares plus a buffer equal to an additional 10% of those shares.  If stockholder approval is obtained, we intend to promptly file an amendment to our Certificate of Incorporation to affect such increase in the number of authorized shares of our common stock.  If stockholder approval of the amendment to our certificate of incorporation is not so obtained, we will be required to call a stockholders meeting every four months to seek approval of the amendment until the date on which such approval is obtained.  Thereafter, we will be required to file with the SEC a new registration statement covering the resale of Conversion Shares not then covered by an effective registration statement for resales pursuant to Rule 415.  We agreed to use our reasonably best efforts to have the registration statements declared effective as soon as practicable, but in no event later than the earlier of (i) the date that is ninety (90) days after the closing date and (ii) the fifth (5th) business day after we are notified by the SEC that the applicable registration statement will not be reviewed or is no longer subject to further review and comment.  On October 31, 2012, the Company was notified by the SEC that it would not review the registration statement and Victory Park subsequently extended the timing for the registration statement to be declared effective to November 30, 2012.  Notwithstanding such requirements under the agreement, as a result of the financial statement restatement, the Company has not requested that the registration statement be declared effective. We also agreed to keep the registration statements effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144 and (ii) the date on which all of the registrable securities covered by such registration statement have been sold.  If a registration statement required to be filed by us is not filed with the SEC on or before the filing deadline or filed with the SEC but not declared effective by the SEC on or before the effectiveness deadline, or on any day after the effective date of the registration statement, sales of all of the registration securities cannot be made (other than during an allowable grace period) pursuant to the registration statement (including because of a suspension or delisting of our common stock on its principal market or a failure to register a sufficient number of shares of common stock), then as partial relief for the damages to any holder of registrable securities we shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of the aggregate value of such holder’s registrable securities required to be included in such registration statement for each 30 day period (pro-rated for periods totaling less than 30 days) until September 21, 2014, excluding for days prior to the date that the convertible notes become convertible, the value of any conversion shares included in such registrable securities.  There is no limit on the amount payable to Victory Park pursuant to the registration rights agreement.

For 2012, 2011 and 2010, the Company recognized $12,068,000, $8,167,000 and $6,512,000, respectively, in cash and non-cash interest expense on these notes.

On April 8, 2013 (the “Second Amendment Effective Date”), the Company entered into a Second Amendment to Amended and Restated Financing Agreement with the VPC Parties (together with all exhibits and schedules thereto, and as amended from time to time, the “Second Amendment”). The Second Amendment evidenced the amendment of certain provisions of the Amended and Restated Financing Agreement dated as of March 16, 2010, as amended by the Forbearance Agreement and First Amendment to Amended and Restated Financing Agreement, dated as of September 21, 2012 and the other agreements contemplated by the Second Amendment (collectively, the “2013 Loan”).

Under the terms of the Second Amendment: (i) the Company has (A) issued to the Lenders upon the terms and conditions stated in the Second Amendment a 60-day senior secured convertible note in the aggregate principal amount of $750,000 (the “Second Amendment Note”); (ii) the Company agreed to deposit $50,000 with the Agent on the Second Amendment Effective Date to reimburse the Agent and the Lenders for certain fees, costs and expenses incurred by (or to be incurred by) the VPC Parties in connection with the Second Amendment and thereafter.  In accordance with the terms of the Second Amendment, the Company received a net amount of $700,000 from the Lenders in exchange for the issuance of the Second Amendment Note.  The maturity date of the Second Amendment Note is June 7, 2013.  The Second Amendment Note will accrue interest at a rate per annum equal to the greater of (x) the prime rate (announced by Citibank N.A. from time to time) plus 5% and (y) 15%, which, in the absence of an event of default, accrued and unpaid interest due and payable with respect to the Second Amendment Note shall, instead of being required to be paid in cash, shall be capitalized and added to the outstanding principal balance of the Second Amendment Note payable on the maturity date; provided, however, in the event of a default such as currently exists (see Note 7), the Second Amendment Note will accrue interest at the default interest rate per annum equal to eighteen percent (18%).

The Second Amendment Note is convertible into shares of common stock of the Company, par value $0.01 per share (the “Common Stock”), at the Lender’s option.  The initial conversion rate for the Second Amendment Note is calculated by dividing the sum of the principal to be converted plus all accrued and unpaid interest thereon by $0.09 per share.  Pursuant to the terms of the Second Amendment, the conversion price under the Second Amendment Note shall not reduce the conversion prices under the “Re-issued Notes” (as defined under the Forbearance Agreement), which were previously issued by the Company to the VPC Parties. Notwithstanding such provision, all such conversion rates are subject to adjustment, including a reduction in the conversion rate in the event the Company issues certain shares of common stock at a purchase price less than the then current conversion price in the future.

As of the Second Amendment Effective Date, the Company lacked sufficient shares of Common Stock to deliver all of the shares of Common Stock issuable to the Lenders upon conversion of the Notes and the Second Amendment Note.  The Company is required to obtain stockholder approval to amend its certificate of incorporation to increase the number of authorized shares to allow for the conversion of the Notes and the Second Amendment Note in full.  The Company may be liable for certain cash damages in the case of a failure to timely convert the Notes and a failure to timely convert is also an event of default, subject to additional remedies described in the Restated Financing Agreement.

On April 5, 2013, the Company received a Notice of Public Sale of Collateral Under Illinois Uniform Commercial Code (the “Notice”) from Victory Park Management LLC, which states that the Lenders proposed to initiate a public foreclosure sale on April 15, 2013 in accordance with Article 9 of the Uniform Commercial Code (“UCC”) for the sale of certain of the Company’s assets that secure the senior secured notes issued to the Lenders by Unigene (the “Proposed Sale”), of all of the personal property assets of the Company pledged as collateral under the Restated Financing Agreement and related documents that relate to the Company’s Biotechnologies Strategic Business Unit (“SBU”), including such assets that are used or intended for use in connection with, or that are necessary or advisable to the continued conduct of, the Company’s Biotechnologies SBU as currently being conducted (but excluding those assets of the Company that are not related to the Biotechnologies SBU). The Lenders made a credit bid of $15,000,000 and, at the conclusion of the public auction, were deemed the highest bidder for the assets.  The assets, which had a carrying value of approximately $2,200,000 as of March 31, 2013, were acquired by an affiliate of the Lenders on April 25, 2013 in exchange for the satisfaction and discharge of $15,000,000 outstanding under the senior secured notes. As a result, as of April 25, 2013, the Company will no longer benefit from revenues associated with development work, feasibility studies or the potential related licensing and milestone revenues generated by the Biotechnologies SBU.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that the following directors are independent under the listing standards of the Nasdaq Stock Market, LLC:  Theron Odlaug, Thomas Sabatino, Jr., Joel Tune and Jack Wyszomierski.

Item 14.  Principal Accounting Fees and Services.

Audit Fees. During the fiscal years ended December 31, 2012 and December 31, 2011, the fees billed by Grant Thornton LLP, independent public accountants (“Grant Thornton”), for the audit of the Company’s financial statements for such fiscal years and for the reviews of the Company’s interim financial statements were approximately, $565,659 and $367,000, respectively.

Audit-Related Fees and Tax Fees. During the fiscal years ended December 31, 2012 and December 31, 2011, Grant Thornton did not bill the Company for any audit-related fees. For 2012 and 2011, Grant Thornton did not provide any tax services to the Company.

All Other Fees. During the fiscal years ended December 31, 2012 and December 31, 2011, Grant Thornton did not provide any professional services other than audit services and tax services to the Company.

The Audit Committee retains the auditors and pre-approves all audit and non-audit services with the exception of certain “out of scope” audit billings by Grant Thornton pertaining to the fiscal year ended December 31, 2012 that were in addition to the agreed upon audit fees and as a result were not pre-approved.

On April 11, 2013, with the authorization of the Audit Committee, the Company dismissed Grant Thornton LLP and appointed BDO USA, LLP as the Company’s independent registered accounting firm effective immediately.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.

(a) Financial Statements.

The Financial Statements and Supplementary Data were listed under Item 8 of the Form 10-K.

(b) Exhibits.

See Index to Exhibits which appears on Pages 18-26.

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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.72
Master Agreement for Joint Development Vehicle by and between Unigene Laboratories, Inc., and Nordic Bioscience Clinical Development A/S, dated as of October 5, 2011 (incorporated by reference from Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.73
First Amendment, dated August 15, 2012, to the Master Agreement for Joint Development Vehicle by and between Unigene Laboratories, Inc., and Nordic Bioscience Clinical Development A/S, dated as of October 5, 2011 (incorporated by reference from Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

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

Exhibit Number	Description
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

10.92	Form of 2012 Key Employee Performance and Incentive Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 3, 2012).

10.93	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed October 3, 2012).

Exhibit Number	Description
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

10.106
Settlement Agreement dated December 21, 2012 between Ostrolenk Faber LLP, on the one hand, and Unigene Laboratories, Inc. and Unigene Patent Properties Nos. 1 through 120 (incorporated by reference from Exhibit 10.106 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.107
Letter Agreement dated December 10, 2012 regarding the cancellation of certain stock options by Ashleigh Palmer (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 10, 2012).

23.1	Consent of Grant Thornton LLP (incorporated by reference from Exhibit 23.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

24.1	Power of Attorney (incorporated by reference from Exhibit 24.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

Exhibit Number	Description
31.1
Certification by Ashleigh Palmer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 15, 2013 (incorporated by reference from Exhibit 31.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

31.1(a)	Certification by Ashleigh Palmer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1

31.2
Certification by Brian Zietsman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 15, 2013 (incorporated by reference from Exhibit 31.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

31.2(a)	Certification by Brian Zietsman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1.

32.1
Certification by Ashleigh Palmer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 15, 2013 (incorporated by reference from Exhibit 32.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

32.2
Certification by Brian Zietsman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 15, 2013 (incorporated by reference from Exhibit 32.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

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

UNIGENE LABORATORIES, INC.

April 30, 2013	/s/ Ashleigh Palmer
Ashleigh Palmer, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2013	/s/ Ashleigh Palmer
Ashleigh Palmer, Chief Executive Officer and Director (Principal Executive Officer)

April 30, 2013	/s/ Brian Zietsman
Brian Zietsman, Chief Financial Officer (Principal Financial Officer)

April 30, 2013	/s/ Richard Levy
Richard Levy, Chairman of the Board

April 30, 2013	/s/ Theron Odlaug
Theron Odlaug, Director

April 30, 2013	/s/ Thomas Sabatino, Jr.
Thomas Sabatino, Jr., Director

April 30, 2013	/s/ Joel Tune
Joel Tune, Director

April 30, 2013	/s/ Jack Wyszomierski
Jack Wyszomierski, Director