Form 10-Q
period 2013-03-31
UNIGENE LABORATORIES INC
filed 2013-05-14
CIK 352747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☒ .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value – 95,978,952 shares as of April 30, 2013

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets
March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$353,223	$3,813,492
Accounts receivable	96,063	76,255
Inventory, net	699,872	898,042
Prepaid expenses and other current assets	681,453	848,573
Total Current Assets	1,830,611	5,636,362

Noncurrent inventory, net	--	1,063,633
Property, plant and equipment, net	1,853,853	2,651,819
Patents and other intangibles, net	1,621,970	1,920,574
Other assets	40,513	40,513

Total Assets	$5,346,947	$11,312,901

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$458,896	$731,359
Accrued expenses	2,149,436	2,244,830
Accrued interest	17,197,341	14,618,402
Current portion – deferred licensing revenues	1,514,182	1,648,515
Current portion – deferred gain on sale/leaseback	116,760	116,760
Current portion – capital lease obligations	39,558	38,566
Embedded conversion feature liability	16,850,000	28,700,000
Notes payable – Victory Park, net of discount of $4,030,959 and $5,894,361, respectively	43,785,650	41,922,248
Notes payable – Levys	14,437,518	14,437,518
Total Current Liabilities	96,549,341	104,458,198

Capital lease obligations, excluding current portion	17,706	27,975
Deferred licensing revenues, excluding current portion	4,787,850	5,050,539
Deferred gain on sale/leaseback, excluding current portion	486,533	515,723

Total Liabilities	101,841,430	110,052,435

Commitments and Contingencies
Stockholders’ Deficit:
Common Stock – par value $.01 per share, authorized 275,000,000 shares; issued 95,978,952 shares at March 31, 2013 and 95,586,644 at December 31, 2012	959,790	955,866
Additional paid-in capital	117,194,551	116,932,088
Accumulated deficit	(214,648,824)	(216,627,488)
Total Stockholders’ Deficit	(96,494,483)	(98,739,534)
Total Liabilities and Stockholders’ Deficit	$5,346,947	$11,312,901

See notes to condensed financial statements.

Condensed Statements of Operations
Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Product Sales	$--	$646,147
Royalties	84,960	348,744
Licensing Revenue	262,689	262,689
Development Fees and Other	203,573	165,628
Tarsa Revenue	62,550	328,075
Total Revenue	613,772	1,751,283

Operating Expenses:
Research and Development	850,518	1,258,659
Cost of Goods Sold	1,635,818	246,357
General and Administrative	1,975,187	2,093,172
Unallocated Facility Expenses	529,250	859,113
Asset Impairment Charges	983,990	--
Total Operating Expenses	5,974,763	4,457,301

Operating Loss	(5,360,991)	(2,706,018)

Other Income (Expense):
Interest and Other Income	10,538	80,433
Interest Expense	(4,520,883)	(2,867,002)
Change in fair value of embedded derivative	11,850,000	2,920,000
Loss on Investment in Tarsa	--	(650,571)

Income (Loss) Before Income Taxes	1,978,664	(3,223,158)
Income Tax Benefit	--	26,757

Net Income (Loss)	$1,978,664	$(3,196,401)

Net Income (Loss) Per Share:
Basic	$0.02	$(0.03)
Diluted	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding:
Basic	95,950,234	95,314,825
Diluted	507,998,045	95,314,825

See notes to condensed financial statements.

Condensed Statement of Stockholders’ Deficit
Three Months Ended March 31, 2013

	Common Stock
	No. Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2013	95,586,644	$955,866	$116,932,088	$(216,627,488)	$(98,739,534)
Stock Issued in Lieu of Director Fees	392,308	3,924	49,228	--	53,152
Stock-based Compensation Expense	--	--	213,235	--	213,235
Net Income	--	--	--	1,978,664	1,978,664
Balance, March 31, 2013 (Unaudited)	95,978,952	$959,790	$117,194,551	$(214,648,824)	$(96,494,483)

See notes to condensed financial statements.

Condensed Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,978,664	$(3,196,401)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred revenue	(447,022)	(365,617)
Amortization of deferred credit	(29,190)	(29,190)
Amortization of debt discounts and deferred financing fees	1,933,395	941,492
Change in fair value of embedded derivative	(11,850,000)	(2,920,000)
Asset impairment charge	983,990	--
Inventory reserves	1,635,818	--
Non-cash equity compensation	266,387	381,571
Depreciation and amortization of long-lived assets	157,364	230,322
Loss on investment in Tarsa	--	650,571
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(19,808)	2,026,374
(Increase) decrease in inventory	(374,015)	11,998
Decrease in other assets	97,127	645,938
Decrease in accounts payable and accrued expenses	(379,988)	(723,538)
Increase in deferred revenue	50,000	299,390
Increase in accrued interest	2,578,939	1,919,805
Increase in deferred compensation	12,130	12,275
Net cash used in operating activities	(3,406,209)	(115,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Tarsa	--	(650,571)
Capital expenditures	--	(107,177)
Increase in patents and other intangibles	(44,784)	(65,053)
Net cash used in investing activities	(44,784)	(822,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease	(9,276)	(27,153)
Proceeds from exercise of stock options	--	13,110
Net cash used in financing activities	(9,276)	(14,043)

Net decrease in cash and cash equivalents	(3,460,269)	(951,854)
Cash and cash equivalents at beginning of period	3,813,492	4,681,683
Cash and cash equivalents at end of period	$353,223	$3,729,829

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Purchase of equipment through capital lease	$--	$119,772
Cash payments:
Cash paid for interest	--	--
Cash paid for income taxes	--	--

See notes to condensed financial statements.

Notes to Condensed Financial Statements
March 31, 2013
(Unaudited)
1.    Liquidity

At March 31, 2013, the Company had cash and cash equivalents of $353,000, a decrease of $3,460,000 from December 31, 2012. The decrease was primarily due to net cash used in operating activities of $3,406,000. The Company has incurred annual operating losses since its inception and as a result, at March 31, 2013, had an accumulated deficit of approximately $214,649,000.

As of March 31, 2013, the Company’s total principal debt, inclusive of capital lease obligations and accrued interest, was $79,509,000.  On April 8, 2013, the Company entered into a second amendment to a financing agreement with affiliates of Victory Park Capital Advisors, LLC (“VPC”), whereby VPC purchased an additional $750,000 senior secured note, providing the Company with additional working capital (see Note 18).  On May 7, 2013, the Company and Nordic Bioscience entered into an equity transfer agreement pursuant to which Nordic Bioscience agreed to purchase the Company’s entire ownership interest in a joint venture between the parties (see Note 12) in exchange for a payment of $1,000,000, which was received on May 13, 2013 (see Note 18).  Pursuant to the terms of a forbearance agreement with VPC, the proceeds received from the transaction were required to be remitted to VPC to be applied to the outstanding senior secured notes.  The Company will need to obtain significant additional financing in the near term to fund operations, address its current debt and restructure its balance sheet.   In the event that the Company is unable to secure additional sources of cash, it will not be able to fund operations beyond June 15, 2013 and the Company will be forced to cease operations.  The Company is currently in discussion with potential lenders in regards to obtaining additional financing, however, there can be no assurance that any lender will provide additional funding.

The Company has licensed to Upsher-Smith Laboratories, Inc. (“USL”) its patented nasal formulation of calcitonin for commercialization in the United States and has licensed the development and worldwide commercialization rights (except China) for its Phase 3 oral calcitonin to Tarsa Therapeutics, Inc. (“Tarsa”).  On March 5, 2013, the U.S. Food and Drug Administration (“FDA”) held an advisory committee meeting to discuss whether the overall benefit-risk assessment of calcitonin salmon products supports their continued marketing for the treatment of post-menopausal osteoporosis.  The advisory committee concluded that the benefits of salmon calcitonin products, including Fortical, do not outweigh the potential risks associated with their use and as a result, should not continue to be broadly marketed.  Additionally, it was recommended that fracture prevention data be required for the approval of new calcitonin products in development for osteoporosis prevention and treatment, such as the oral calcitonin product being developed by Tarsa.  The FDA will assess the recommendations and may or may not concur with the advisory committee.  The FDA has not yet issued a response to the advisory committee recommendations. The Company believes that the advisory committee recommendations have had and will continue to have a material adverse impact on the Company’s financial condition and operations by reducing or eliminating sales and royalties on Fortical, limiting the value of current calcitonin development projects and limiting the potential value of its investment in Tarsa.

Due largely in part to the FDA advisory committee recommendation, in 2013, the Company has not received and does not anticipate receiving additional orders for Fortical in the near term.   As a result of the cessation of Fortical production activities and uncertainty regarding any future production requirements, the Company has concluded that its existing assets associated with Fortical are impaired.  The Company’s assessment of the carrying value of such assets resulted in the write-off of fixed assets of $675,000, patents of $309,000 and inventories of $1,636,000 in the three months ended March 31, 2013.

On April 1, 2013, in an effort to conserve capital and further extend its cash runway, the Company implemented a strategic reorganization and downsizing which involved a reduction of approximately 40% of the Company’s workforce, with the majority of affected employees having supported the Company’s Fortical manufacturing and recombinant calcitonin production operations.  In recent months, Fortical manufacturing and royalty revenues have been negatively impacted by the regulatory recommendations pertaining to the use of calcitonin salmon.  The Company estimates that it will incur approximately $250,000 in charges related to the reduction in force, all of which would result in cash expenditures for one-time employee termination benefits and associated costs. The related charges were recorded in the second quarter of 2013.  As a result of the reduction in force, the Company does not currently have the ability to manufacture Fortical.

On April 5, 2013, the Company received a Notice of Public Sale of Collateral Under Illinois Uniform Commercial Code (the “Notice”) from Victory Park Management LLC, which stated that the Lenders (see Note 7) proposed to initiate a public foreclosure sale on April 15, 2013 in accordance with Article 9 of the Uniform Commercial Code (“UCC”) for the sale of certain of the Company’s assets that secure the senior secured notes issued to the Lenders by Unigene (the “Proposed Sale”), of all of the personal property assets of the Company pledged as collateral under the Restated Financing Agreement (see Note 7) and related documents that relate to the Company’s Biotechnologies Strategic Business Unit (“SBU”), including such assets that are used or intended for use in connection with, or that are necessary or advisable to the continued conduct of, the Company’s Biotechnologies SBU as currently being conducted (but excluding those assets of the Company that are not related to the Biotechnologies SBU). The Lenders made a credit bid of $15,000,000 and, at the conclusion of the public auction on April 16, 2013, were deemed the highest bidder for the assets.  The assets, which had a carrying value of approximately $2,200,000 as of March 31, 2013, were acquired by the Lenders and contributed to an affiliate of the Lenders on April 25, 2013 in exchange for the satisfaction and discharge of $15,000,000 outstanding under the senior secured notes. As a result, as of April 25, 2013, the Company will no longer benefit from revenues associated with development work, feasibility studies or the potential related licensing and milestone revenues generated by the Biotechnologies SBU.

Due to the Company’s limited financial resources, the decline and potential elimination of Fortical sales and royalties, the sale of the Company’s Biotechnologies SBU and loss of the associated revenues, its inability to restructure its existing Victory Park and founders debt and its inability to raise cash to fund operations, the Company requires significant financial resources in order to avoid the cessation of operations.

The Company will need to secure another source of funding in order to satisfy its working capital needs. If the Company is not able to generate additional cash, it will not have the ability to continue as a going concern. The Company believes that satisfying its cash requirements over the long term will require the restructuring of its balance sheet to eliminate the outstanding debt in addition to the successful development and commercialization of its licensed oral calcitonin product, its oral parathyroid hormone (“PTH”) product, the obesity program (UGP 281) or the diabetes program (UGP 302).  However, it is uncertain whether any new products will be developed or approved or will be commercially successful. The amount of future revenue, if any, that the Company will derive from Fortical is also uncertain.

Cash received during the quarter ended March 31, 2013 was primarily from development work and fee-for-service feasibility studies for various companies. The Company’s primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone and other payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from its founders and Victory Park, (5) the sale of its common stock, (6) Fortical sales and royalties and (7) the proceeds from the sale of state net operating loss carry-forwards.. There can be no assurance that any of these cash sources will continue to be available to the Company in the future. Moreover, the revenues received in the first quarter primarily related to the Company’s Biotechnology SBU.  Those assets have subsequently been sold and as a result, the Company will not receive revenues from such sources in the future. The Company is seeking additional licensing and/or supply agreements with pharmaceutical companies for its oral peptides, including PTH and its obesity peptide (UGP 281). In October 2011, the Company established a Joint Development Vehicle with Nordic Bioscience and on May 7, 2013, sold its share of the related interest to Nordic Bioscience (see Notes 12 and 18). Milestone payments are based upon progress achieved in collaborations, which cannot be guaranteed, and are often subject to factors that are controlled neither by the Company or its licensees. Product sales to the Company’s partners under these agreements are based upon its licensees’ needs, which are sometimes difficult to predict. Sale of the Company’s common stock is dependent upon its ability to attract interested investors, its ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties, if any, will also be affected by competition and continued acceptance in the marketplace and could be impacted by manufacturing, distribution or regulatory issues.   The Company may not be successful in achieving milestones under its current agreements, raising capital to successfully develop its candidates in obtaining regulatory approval for its other products or in-licensing any of its other products or technologies.

On December 11, 2012, the Company announced that it has retained an investment banker to assist the Company with its exploration and evaluation of a broad range of strategic options, including, but not limited to, the strategic partnering of its technology, the out-licensing of intellectual property and divestiture of certain assets, and the possible sale of the Company or one or more of its business units.  The evaluation of strategic initiatives remains on-going.

Going Concern

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of this uncertainty.

2. Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal and recurring nature only, have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other interim period. For further information, please refer to the Company’s financial statements and footnotes thereto included in Unigene’s annual report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In December 2011, an update to guidance was issued regarding the offsetting or netting of assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  In January 2013, an update was issued to amend and clarify the scope of the required balance sheet offsetting disclosures. The disclosures are required irrespective of whether the transactions are offset in the statement of financial position.  This amendment is effective as of January 1, 2013.  The adoption of this update did not have a significant effect on the Company’s financial statements

3. Upsher-Smith (USL) Agreement

In November 2002, the Company signed an exclusive U.S. licensing agreement with USL for a value before royalties of $10,000,000 to market its patented nasal formulation of calcitonin for the treatment of osteoporosis. There are no potential milestone payments remaining under this agreement. The Company is responsible for manufacturing the product and USL packages the product and distributes it nationwide. Fortical was approved by the FDA and launched by USL in August 2005. Revenue for the three months ended March 31, 2013 consisted of zero sales to USL and $84,000 in royalties from USL. Revenue for the three months ended March 31, 2012 consisted of $646,000 in sales to USL and $349,000 in royalties from USL. At March 31, 2013, accounts receivable from USL were approximately $10,000. From August 2005 through March 2013, the Company has recognized an aggregate of $49,269,000 in Fortical sales and $27,499,000 in Fortical royalties. The Company recognizes USL royalty revenue based on a quarterly royalty report received from USL. This provides for a reliable measure as well as reasonable assurances of collectability. Royalty revenue, computed in a range from the transfer price of product to USL to a royalty rate in the mid-thirties depending on the circumstances, is earned on net sales of Fortical by USL and is recognized in the period Fortical is sold by USL. Future sales and royalties are contingent upon many factors including a recent recommendation by an FDA advisory committee in regards to the use of calcitonin products (see below), competition, pricing, marketing and acceptance in the market place. However, as set forth in Note 1, the Company has concluded that the Fortical assets are impaired and the amount of future sales of Fortical, if any, remains uncertain.  Pursuant to an amendment effected in 2009, there are no net sales minimums in the agreement. In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to steadily decline. This agreement may be terminated by either party by mutual agreement or due to breach of any material provision of the agreement not cured within 60 days. In addition, USL may terminate the agreement under certain circumstances where USL assigns the agreement and the Company does not approve the assignment. The term of the USL agreement shall continue through the expiration of USL’s obligation to pay royalties and continue thereafter, unless terminated earlier.

On March 5, 2013, the FDA held an advisory committee meeting to discuss whether the overall benefit-risk assessment of calcitonin salmon products supports their continued marketing for the treatment of post-menopausal osteoporosis.  The advisory committee concluded that the benefits of salmon calcitonin products, including Fortical, do not outweigh the potential risks associated with their use and as a result, should not continue to be broadly marketed.  The FDA will assess the recommendation and may or may not concur with the advisory committee.  The FDA has not yet issued a response to the advisory committee recommendation. Due largely in part to the FDA advisory committee recommendation, the Company has not received and does not anticipate receiving additional orders for Fortical in the near term and has ceased production of Fortical and written off all related assets. Additionally, the Company received a deposit of $400,000 from USL in the fourth quarter of 2012 as an advance for future Fortical purchase orders, which in the absence of any such purchase orders, will be applied against future royalties due from USL.

4. Novartis Agreement

In April 2004, the Company signed a worldwide licensing agreement with Novartis for a value before royalties of up to $18,700,000 to allow Novartis to manufacture calcitonin using its patented peptide production process. The Company has received an aggregate of $13,700,000 from Novartis under this agreement and there are up to $5,000,000 in potential milestone payments remaining. The Company will receive royalties, at rates in the single digits, on net sales of any existing or future Novartis products that contain recombinant salmon calcitonin which in the future are approved for sale by health authorities, and are manufactured by Novartis using its technology. For the three months ended March 31, 2013 and 2012, the Company recognized $223,000 in licensing revenue.  Although the Novartis agreement has not been formally terminated, Novartis has informed the Company that due to the failure of its late stage clinical development program, it has no further need to manufacture calcitonin utilizing the Company’s patented peptide production process.  The Company expects the agreement to be terminated in 2013, which will result in the recognition of the remaining deferred licensing revenues.

5. Asset Impairment

The Company assesses the carrying value of its long-lived assets whenever an indicator of impairment is present. On March 5, 2013, an advisory committee to the FDA concluded that the benefits of salmon calcitonin products, including Fortical, do not outweigh the potential risks associated with their use and as a result, should not continue to be broadly marketed.  Subsequent to the FDA recommendation, the Company reassessed its manufacturing operations and held discussions with USL in regards to anticipated future purchase orders for Fortical.  Based on this assessment, it was determined that there would be no additional purchase orders submitted for Fortical in the near future and as a result, the Company ceased its manufacturing operations in late March 2013 and implemented a reduction in force on April 1, 2013, which included all personnel directly contributing to Fortical production.  As a result of the lack of any anticipated production of Fortical and uncertainty related to any future Fortical manufacturing revenues and royalties, the Company concluded that all of its assets that pertain to Fortical are impaired as of March 31, 2013.  The change in the carrying amount of the Company’s long-lived assets during the three months ended March 31, 2013 is summarized as follows:

	Inventories	Fixed Assets	Patents
Balance at December 31, 2012	$1,961,675	$2,651,819	$1,920,574
Additions	374,015	--	44,784
Impairment Charges	(1,635,818)	(675,065)	(308,925)
Depreciation and Amortization	--	(122,901)	(34,463)

Balance at March 31, 2013	$699,872	$1,853,853	$1,621,970

The impairment charge to inventory is reflected within cost of goods sold and the impairment charges to fixed assets and patents are reflected within the impairment charges line item in the accompanying statement of operations for the three months ended March 31, 2013. The balance of long-lived assets at March 31, 2013 is comprised of the following: (i) inventories of approximately $700,000 primarily consisting of materials to be provided to Nordic Bioscience pursuant to a joint venture agreement (see Note 12) and laboratory materials; (ii) fixed assets of approximately $1,854,000 primarily consisting of tableting machinery and equipment utilized in supporting the Company’s Biotechnologies SBU and leasehold improvements at the corporate offices; and (iii) patents of approximately $1,622,000 related to the Company’s oral drug delivery technology, its Phase II oral PTH product and pre-clinical obesity (UGP 281) and diabetes (UGP 302) therapeutic assets.

6. Notes Payable - Levys

To satisfy the Company’s short-term liquidity needs, Jay Levy, Jean Levy, Warren Levy and Ronald Levy (the Levys) from time to time (prior to 2003) made loans to the Company. Jay Levy, the Company’s former director, Chairman of the Board, Treasurer and Assistant Secretary, and Jean Levy are/were the parents of Warren Levy and Ronald Levy, the Company’s former executive officers and directors. Total interest expense on all Levy loans was approximately $427,000 and $442,000, respectively, for the three months ended March 31, 2013 and 2012. As of March 31, 2013, total accrued interest on all Levy loans was $9,422,000 and the principal amount of the outstanding loans by the Levys to us totaled $14,437,000 for an aggregate owed to them of $23,859,000. These loans are collateralized by secondary security interests in the Company’s equipment and certain of its patents.

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

Pursuant to the Settlement Agreement, the Company was obligated to make the following payments:

1.
On October 11, 2012 and November 13, 2012, the Company was obligated to pay an aggregate amount of $162,296: $85,241 to Dr. Warren Levy and $77,055 to Dr. Ronald Levy, in full satisfaction of their respective vacation pay; and

2.
On November 13, 2012 and December 11, 2012, the Company was obligated to pay an aggregate amount of $200,000 into Rabbi Trust Accounts, $100,000 into an account for the benefit of Dr. Warren Levy and $100,000 into an account for the benefit of Dr. Ronald Levy, in full satisfaction of its obligations to each of them under the deferred compensation program.

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

On December 21, 2012, the Company entered into an agreement (the “Second Revised Settlement Agreement”) with the Levys.  The Second Revised Settlement Agreement modified the Settlement Agreement.  Pursuant to the Settlement Agreement, payments of $150,000 were due to the Levy Parties on each of October 11, 2012 and November 13, 2012 and a payment of $62,296 was due on December 11, 2012. According to the terms of the Second Revised Settlement Agreement, the Company paid $100,000 to the Levy Parties on December 21, 2012, which represented partial payment of the October 11, 2012 installment payment. Furthermore, under the Second Revised Settlement Agreement, the payments of each of (i) the remaining $50,000 related to the October 11, 2012 installment payment, (ii) the $150,000 installment payment due on November 13, 2012 and the $62,296 installment payment due on December 11, 2012, and (iii) the $150,000 installment payments due to the partnership on each of July 11, 2012, August 13, 2012, and September 11, 2012 under the terms of the Settlement Agreement, have been deferred until June 18, 2013. All other terms of the Settlement Agreement remain in full force and effect.

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

7. Note Payable – Victory Park

On September 30, 2008, the Company entered into a financing agreement with Victory Park pursuant to which the Company borrowed $15,000,000 from Victory Park and, in connection therewith, issued to Victory Park a three-year senior secured non-convertible term note.

On March 16, 2010, the Company entered into the Restated Financing Agreement with Victory Park. The Restated Financing Agreement amended and restated in its entirety and replaced the financing agreement dated as of September 30, 2008.

Under the terms of the Restated Financing Agreement, the Company issued to Victory Park $33,000,000 aggregate principal amount of three-year, senior secured convertible notes in exchange for the three-year, senior secured non-convertible notes previously issued pursuant to the original financing agreement, in the aggregate principal amount of approximately $19,358,000, and additional net proceeds of approximately $13,642,000 (before debt issuance costs). These convertible notes were purchased at a 2% discount to the face amount. The Company received net cash proceeds of approximately $11,635,000.  The maturity date of the convertible notes was extended to March 17, 2013 from September 30, 2011 under the original notes. The convertible notes accrue interest at a rate per annum equal to the greater of the prime rate plus 5% and 15%, which, in the absence of an event of default, shall be added to the outstanding principal balance of the convertible notes on each anniversary of the date of issuance other than the maturity date.  As a result, in 2012, $5,797,859 in accrued interest was reclassified from accrued interest to notes payable.

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

The maturity date of the Re-issued Notes was March 17, 2013 and the maturity date of the First Amendment Note is September 21, 2013.  Non-payment of the Re-issued Notes on March 17, 2013 constitutes an “Incipient Event of Default” under the Forbearance Agreement for which the VPC Parties will be required to forbear, unless there are other events of default (see Note B above and the discussion of the impact of the financial restatement and related matters below). Under the terms of the Forbearance Agreement and the Restated Financing Agreement, the Notes are secured by a first priority lien on all current and future assets of the Company. The Notes will accrue interest at a rate per annum equal to the greater of (x) the prime rate (announced by Citibank N.A. from time to time) plus 5% and (y) 15%, which, in the absence of an event of default, accrued and unpaid interest due and payable with respect to the Notes shall, instead of being required to be paid in cash, shall be capitalized and added to the outstanding principal balance of the Notes payable on the maturity date. For so long as an event of default is continuing, the unpaid principal amount of the Notes shall bear interest at the default interest rate, which is the current interest rate plus 3%. The Notes are convertible into shares of common stock of the Company, par value $0.01 per share (the “Common Stock”), at the Lender’s option.  The initial conversion rate for the First Amendment Note is calculated by dividing the sum of the principal to be converted plus all accrued and unpaid interest thereon by $0.05 per share.  The initial conversion rate for the Re-issued Notes is calculated by dividing the sum of the principal to be converted plus all accrued and unpaid interest thereon by $0.15 per share (which amends the prior conversion rate of $0.70 per share). The initial conversion rate of any Re-Loan Notes will be calculated by dividing the sum of the principal to be converted plus all accrued and unpaid interest thereon by the conversion price of the Reissued Notes in effect on the date of issuance of such Re-Loan Note. All such conversion rates are subject to adjustment, including a reduction in the conversion rate in the event the Company issues certain shares of common stock at a purchase price less than the then current conversion price.  The Company may be liable for certain cash damages in the case of a failure to timely convert the Notes and a failure to timely convert is also an event of default, subject to additional remedies described in the Restated Financing Agreement.

As of the First Amendment Effective Date, the Company lacked sufficient shares of Common Stock to deliver all of the Conversion Shares.  The Company is required to obtain stockholder approval to amend its certificate of incorporation to increase the number of authorized shares to allow for the conversion of the Notes in full and until such time as the Company receives approval to increase the authorized shares, Victory Park has the ability to demand payment in cash for any shortfall in authorized shares upon a notice of conversion. The Company was required to prepare and file proxy materials with the SEC and hold a stockholder meeting no later than January 21, 2013 to increase the number of authorized shares of its common stock.  To date, the Company has not filed the required proxy materials nor held a stockholder meeting.

Section 8.18 of the Restated Finance Agreement requires that the Company timely file all reports required to be filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.  Under Section 10.1(z) of such agreement, the Company’s failure to timely file any such report is an event of default.  As a result of a financial restatement, the Company was unable to finalize and file its Form 10-Q for the quarter ended September 30, 2012 by the SEC’s extended filing deadline of November 21, 2012.  Therefore, the Company gave the VPC Parties notice that an event of default occurred under the Restated Finance Agreement by virtue of the Company’s failure to timely file its Form 10-Q for the quarter ended September 30, 2012.

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

There are other events of default in existence including: (i) the Company’s stock is not currently listed on the OTCBB; (ii) the Company has not had the Registration Statement on Form S-1 it was required to file pursuant to the Forbearance Agreement declared effective; (iii) the Company has not filed its definitive proxy statement for 2011; and (iv) the Company has not held an annual shareholders’ meeting to obtain the approval of additional authorized shares for Victory Park. Other events of default may exist.

The Notes are convertible into shares of the Company’s common stock and as a result of a reset provision contained in the Notes, the conversion feature is considered an embedded derivative that must be marked to fair value each reporting period through the term of the Notes. The fair value was determined by utilizing a probability-weighted scenario analysis that incorporates the likelihood of an event that might trigger the reset provision.  In order to record the debt at fair value on the date of issuance in March 2010, the Company recorded a debt discount and corresponding derivative liability of $21,190,000, representing the fair value of the embedded conversion feature on the Notes as of such date and recorded the Notes at their fair value of $23,810,000 for a total liability of $45,000,000.  The $12,000,000 premium over the par value of the $33,000,000 notes was reflected as a reduction in the debt discount.   On September 21, 2012, the Company recorded the change in fair value of the embedded conversion feature of the Re-issued Notes as a result of the modification of $4,160,000 as a charge to loss on change in value of embedded conversion feature with a corresponding increase to the derivative liability.  Also on September 21, 2012, the Company recorded a debt discount and corresponding derivative liability of $5,120,000 representing the fair value of the embedded conversion feature on the Re-issued Notes as of such date.  The debt discount is being accreted to interest expense based on the effective interest rate method over the remaining term of the Re-issued Notes through September 21, 2013. During the quarters ended March 31, 2013 and 2012, the Company recognized a non-cash gain on the change in value of the embedded conversion feature of $11,850,000 and $2,920,000, respectively as well as a corresponding decrease to the derivative liability, representing the change in fair value of the embedded conversion feature of the Re-issued Notes during each period. At March 31, 2013 and December 31, 2012, there was a liability in the accompanying balance sheets representing the fair value of the embedded conversion feature in the amount of $16,850,000 and $28,700,000, respectively

The Company recorded an additional debt discount of $262,000 for expenses reimbursed to Victory Park pertaining to the 2012 Restructuring.  Such expenses were applied against the $500,000 deposit made by the Company from the proceeds of the First Amendment Note at closing.  An additional $204,000 in costs not related to the 2012 Restructuring were applied against the deposit and charged to general and administrative expense, such that the remaining balance of the deposit is $34,000 as of March 31, 2013. The deposit balance is classified within prepaid expenses and other current assets in the accompanying balance sheet.  As the September 2012 refinancing transaction was accounted for as a debt modification, the existing deferred financing costs and debt discount from the March 2010 financing transaction remained on the accompanying balance sheets. The balance of deferred financing costs of $132,000 and note discount of $4,031,000 as of March 31, 2013 are being accreted over the one-year term of the Notes to interest expense based on the effective interest rate method.

Pursuant to the amended and restated registration rights agreement executed in connection with the March 2010 financing, the Company filed a registration statement with the SEC registering the resale of the shares then currently or to be held by Victory Park with respect to the conversion of the debt then held by Victory Park, which registration statement was declared effective on July 13, 2010 and was amended on April 21, 2011 (the “Previous Registration Statement”). Pursuant to a Second Amended and Restated Registration Rights Agreement, dated as of September 21, 2012, by and amongst the Company and certain selling stockholders affiliated with Victory Park, the Company agreed to file registration statements to cover the resale by the selling stockholders of certain shares of its common stock, including the Conversion Shares, issuable from time to time upon the conversion of the Notes.  However, the number of the Company’s authorized shares of common stock is currently insufficient to cover all the Conversion Shares issuable if the Notes were converted in full.  On October 19, 2012, the Company filed a registration statement on Form S-1 (which has not been declared effective by the SEC) that contains a combined prospectus relating to the shares of common stock which were previously registered under the Previous Registration Statement and a portion of the additional Conversion Shares up to the number of shares of common stock that have been authorized, unissued and otherwise unreserved.    The Company has not obtained stockholder approval as required under the Forbearance Agreement, to increase the number of authorized shares of common stock to a number that will be sufficient to cover the full number of Conversion Shares plus a buffer equal to an additional 10% of those shares, which represents an event of default under the Forbearance Agreement.  The Company is required to file with the SEC a new registration statement covering the resale of Conversion Shares not then covered by an effective registration statement for resales pursuant to Rule 415.  The Company agreed to use its reasonably best efforts to have the registration statements declared effective as soon as practicable, but in no event later than the earlier of (i) the date that is ninety (90) days after the closing date and (ii) the fifth (5th) business day after the Company is notified by the SEC that the applicable registration statement will not be reviewed or is no longer subject to further review and comment.  On October 31, 2012, the Company was notified by the SEC that it would not review the registration statement and Victory Park subsequently extended the timing for the registration statement to be declared effective to November 30, 2012.  Notwithstanding such requirements under the agreement, the Company has not requested that the registration statement be declared effective. The Company also agreed to keep the registration statements effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144 and (ii) the date on which all of the registrable securities covered by such registration statement have been sold.  If a registration statement required to be filed by us is not filed with the SEC on or before the filing deadline or filed with the SEC but not declared effective by the SEC on or before the effectiveness deadline (as is the case with respect to the Company’s failure to meet its obligations), or on any day after the effective date of the registration statement, sales of all of the registration securities cannot be made (other than during an allowable grace period) pursuant to the registration statement (including because of a suspension or delisting of the Company’s common stock on its principal market or a failure to register a sufficient number of shares of common stock), then as partial relief for the damages to any holder of registrable securities the Company shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of the aggregate value of such holder’s registrable securities required to be included in such registration statement for each 30 day period (pro-rated for periods totaling less than 30 days) until September 21, 2014, excluding for days prior to the date that the convertible notes become convertible, the value of any conversion shares included in such registrable securities.  There is no limit on the amount payable to Victory Park pursuant to the registration rights agreement.

For the three months ended March 31, 2013 and March 31, 2012, the Company recognized approximately $4,085,000 and $2,420,000, respectively, in cash and non-cash interest expense on these notes.

On April 8, 2013, the Company entered into a second amendment to a financing agreement with affiliates of VPC, whereby VPC agreed purchased an additional $750,000 senior secured note, providing the Company with additional working capital (see Note 18).

8. Debt

The Company has short-term and long-term debt outstanding to Victory Park and the Levys as well as a capital lease.

Aggregate maturities of all outstanding debt at March 31 were as follows:
March 31,
2013	$62,293,683
Thereafter	17,706
62,311,389
Discount – Victory Park (see Note 7)	(4,030,959)
$58,280,430

 Presentation on Balance Sheet:
	March 31, 2012	December 31, 2012
Notes payable – Levys: short-term (see Note 6)	$14,437,518	$14,437,518
Notes payable – Victory Park: net of discount of $4,030,959 at March 31, 2013 and $5,894,361 at December 31, 2012 (see Note 7)	43,785,648	41,922,248
Capital lease – short-term	39,558	38,566
Capital lease – long-term	17,706	27,975
	$58,280,430	$56,426,307

9. Tarsa

In October 2009, the Company licensed its Phase 3 oral calcitonin program (the Program) to Tarsa, a private company, and acquired an equity interest in Tarsa. As an equity method investment, the Company is required to recognize its proportionate share of Tarsa’s earnings and losses.  The Tarsa equity interest is pledged as security under the Victory Park loans. The Company is eligible to receive up to $3,000,000 in milestone payments based on the achievement of certain sales benchmarks, as well as royalties, at rates in the single digits, on product sales. The Company has no further cash or non-cash obligations to Tarsa or the Program.

The Company recognized approximately $63,000 and $328,000 of revenue, respectively, for development, testing and other services performed for Tarsa under statements of work in the three months ended March 31, 2013 and 2012, respectively.

On April 8, 2011, along with the founding investors of Tarsa, the Company entered into an agreement to purchase $1,518,000 in convertible promissory notes and warrants (the “Purchase Agreement”) from Tarsa to help fund Tarsa’s business operations into the first half of 2012.  After recording this investment in Tarsa, the Company recognized its proportionate share of Tarsa’s accumulated losses which exceeded the book value of the Company’s investment and, as a result, reduced the book value of the investment in Tarsa to zero.

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

Following the closing of Tarsa’s Series B Preferred Stock financing in March 2012 (in which the Company did not participate), Unigene owned approximately 16% of the outstanding capital stock of Tarsa, on a fully-diluted basis.  Unigene's ownership position in Tarsa is subject to potential future dilution, including dilution as a result of a potential second Series B closing.  As a result of the Company’s ability to exert influence over Tarsa, the investment in Tarsa will continue to be accounted for as an equity method investment.

During the three months ended March 31, 2013 and 2012, the Company recognized a loss on its investment of Tarsa of zero and $650,571, respectively.

The Company believes that the March 5, 2013 FDA advisory committee recommendations (see Note 1) will have a material adverse impact on its investment in Tarsa.

10. Inventory

Inventories consisted of the following:

	March 31, 2013	December 31, 2012
Current Inventory
Work in process – net of allowances of $1,573,000 and $1,144,000, respectively	$562,600	$428,708
Raw materials – net of allowances of zero and $25,000, respectively	137,272	469,334

Total	$699,872	$898,042

Noncurrent Inventory
Raw Materials, net of allowances of $1,282,000 and $83,000, respectively	$--	$1,063,633

Total	$699,872	$1,063,633

As of March 31, 2013, the Company concluded that certain of its assets, primarily related to its Fortical business, are impaired as a result of recent events negatively impacting operations, including regulatory recommendations by an advisory committee to the FDA and the related impact on Fortical manufacturing revenues and royalties (see Note 5).  This resulted in the write-off of substantially all of the Company’s inventories with the exception of materials to be provided to Nordic Bioscience pursuant to a joint venture (see Note 12) and laboratory materials.  The corresponding charge of $1,635,818 is reflected within cost of goods sold for the three months ended March 31, 2013.

11. Sale/Leaseback

On May 24, 2011 (the Closing Date), the Company sold its real property located at 110 Little Falls Road, Fairfield, New Jersey, with the buildings and improvements thereon, and any furniture, machinery, equipment and other personal property (other than property used in the conduct of its laboratory business) that the Company owned and used to operate, repair and maintain the property (the Property), to RCP Birch Road, L.L.C. (the Purchaser). This sale was affected pursuant to an Agreement for Sale of Real Estate, dated as of January 31, 2011, by and between the Company and the Purchaser. In connection with the transfer of title of the Property, on the Closing Date, the Company received an aggregate purchase price of $1,200,000 from the Purchaser. In connection with the transfer of title of the Property, pursuant to the Settlement Agreement, Victory Park and the Levy Parties, respectively, released their primary and secondary mortgages and related liens on the Property (see Notes 6 and 7).

In connection with the sale of the Property, the Company executed a Lease for Real Property, dated as of the Closing Date, pursuant to which the Company has leased the Property from the Purchaser for an initial term of seven years, which may be extended for one renewal term of five years, for an annual base rent during the initial term ranging from $135,000 to $145,000, and up to approximately $156,000 in the renewal term.

After expenses of $80,000, the Company received net proceeds of $1,120,000. The Company’s basis in the land, building and improvements was $303,000. Therefore, the Company will recognize a gain on this transaction in the amount of $817,000. This gain is being recognized ratably over seven years, the length of the lease term. For the three months ended March 31, 2013 and March 31, 2012, the Company recognized a gain in the amount of $29,000, which is reflected in the statements of operations as a reduction in rent expense.

12. Nordic Bioscience

In October 2011, the Company and Nordic Bioscience announced their decision to establish a Joint Development Vehicle (“JDV”) to progress up to three of the Company’s internally developed proprietary calcitonin analogs through Phase 2 proof-of-concept in humans for the treatment of Type 2 diabetes, osteoarthritis and osteoporosis.  In exchange for a 50% ownership interest in the JDV, Unigene and Nordic were to contribute $100,000 and $1,000,000, respectively, towards the incorporation of the JDV as a Swiss GmbH. Pursuant to a First Amendment to the Joint Development Agreement dated August 15, 2012, the initial contributions to be made by Unigene and Nordic were $50,000 and $950,000, respectively. The initial contributions were funded on August 15, 2012.

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

On October 5, 2011, the Company entered into a Common Stock Purchase and Option Agreement pursuant to which Dr. Claus Christiansen, Chairman of Nordic Bioscience, purchased 1,691,729 shares of the Company’s common stock for an aggregate purchase of $1,500,000, at a purchase price equivalent to the average share price over the previous 30 days, through his Danish foundation, DDF, with an option to purchase an additional $1,500,000 worth of the Company’s common stock on or before March 15, 2012. DDF also had an option to make an additional equity investment of up to $3,000,000 in the Company’s common stock on or before June 30, 2012.  Each of the 2012 common stock purchase options expired unexercised.

The Company and Nordic Bioscience each maintain 50% of the JDV voting rights and all decisions must be pursuant to a unanimous vote and neither party has the ability to overrule the other party in the event of a disagreement. The Company has determined that JDV is a variable interest entity as the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties.  The Company will not consolidate the financial statements of the JDV since the Company is not the primary beneficiary of the entity as a result of the Company not having the ability to direct the activities of the JDV and because the Company has concluded that Nordic Bioscience is more involved in the daily operations of the entity.  As such, the Company will account for its investment in the JDV under the equity method, whereby the initial carrying value of the investment represented the $50,000 cash contribution.  The Company will adjust the carrying value of the JDV investment based on the Company’s 50% share of the earnings or losses of the JDV as well as for the book value of analogs contributed to the JDV.

As of March 31, 2013, the carrying value of the investment in the accompanying balance sheet is zero since the Company’s share of the JDV’s losses is in excess of its contributions.  The Company’s maximum exposure to loss of the JDV is limited to the value of cash and analogs contributed and the Company does not have any commitment to fund future losses of the JDV.

On May 7, 2013, the Company and Nordic Bioscience entered into an equity transfer agreement pursuant to which Nordic Bioscience agreed to purchase the Company’s entire ownership interest in the JDV in exchange for a payment of $1,000,000, which was received on May 13, 2013.  Also on May 7, 2013, the Company and the JDV entity entered into an exclusive license agreement (see Note 18).

13. Stock-Based Compensation

Compensation expense is calculated each quarter for consultants, employees and directors using the Black-Scholes option pricing model, until the option is fully vested.

For the three months ended March 31, 2013, the Company recognized share-based compensation cost for employees and directors of $213,000 which consisted of $160,000 in general and administrative expenses and $53,000 in research and development expenses. For the three months ended March 31, 2012, the Company recognized share-based compensation cost for employees and directors of $311,000, which consisted of $245,000 in general and administrative expenses, and $66,000 in research and development expenses. The Company did not capitalize any share-based compensation cost.

As of March 31, 2013, there was approximately $494,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan. That cost is expected to be recognized over a weighted-average period of approximately 0.5 years.

There were no option awards granted during the three months ended March 31, 2013.  For the three months ended March 31, 2012, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon U.S. Treasury securities in effect at the time of the grant. Currently, there is no present intention of declaring any dividends. Expected volatility is based on historical volatility and the expected term of stock options is estimated using historical exercise experience.  Option forfeiture rates are based on the Company’s historical forfeiture rates.

The following table shows the weighted average assumptions used to develop the fair value estimates:

	Three Months Ended March 31,
	2013	2012
Expected volatility	n/a	61.7%
Expected dividends	n/a	--
Expected term (in years)	n/a	7.0
Risk-free rate	n/a	1.5%
Forfeiture rate - employees	n/a	25%
Forfeiture rate – officers and directors	n/a	0%

As of March 31, 2013, a forfeiture rate of 15% was applied to employees and officer grants and a forfeiture rate of 0% was applied to director grants.

 14. Net Income (Loss) Per Share

The calculation of diluted loss per common and common equivalent share is as follows:

	March 31,
	2013	2012
Net income (loss) applicable to common stock	$1,978,664	$(3,196,401)
Add: Interest expense attributable to senior secured notes	4,085,142	--
Less: Gain on change in fair value of embedded derivative liability	(11,850,000)	--

Net loss applicable to dilutive common stock	$(5,786,194)	$(3,196,401)

Weighted average number of common shares outstanding - Basic:	95,950,234	95,314,825
Effect of dilutive securities:
Convertible senior secured notes	412,047,811	--
Weighted average number of common shares outstanding - Diluted	507,998,045	95,314,825

Net loss per share - Diluted	$(0.01)	$(0.03)

The Company computes and presents both basic and diluted earnings per share (EPS) on the face of the Statement of Operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period (or as of the date of issuance if issued in the current year) being reported on, and the effect was dilutive.  The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive:
	March 31,
	2013	2012

Victory Park convertible debt upon conversion to common stock (1)	--	62,986,376
Options to purchase common stock	17,875,698	9,994,060
Warrants to purchase common stock	20,000	60,000
Unvested restricted stock	20,000	40,000

	17,915,698	73,080,436

(1)	Assumes conversion of principal plus accrued interest as of March 31.

Reconciliation between the number of issued shares shown on the balance sheet and the number of shares used to determine EPS at March 31, 2013 and 2012:

	2013	2012
Issued shares per balance sheet	95,978,952	95,374,927
Unvested restricted stock	(20,000)	(40,000)
Shares used in determining EPS	95,958,952	95,334,927

15. Patents and Other Intangibles

Details of intangible assets are summarized as follows:

	March 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents	$1,335,130	$383,236	$951,894	$1,625,292	$458,831	$1,166,461
Deferred Patents	670,076	--	670,076	754,113	--	754,113
	$2,005,206	$383,236	$1,621,970	$2,379,405	$458,831	$1,920,574

As of March 31, 2013, the Company concluded that certain of its assets, primarily related to its Fortical business, are impaired as a result of recent events negatively impacting operations, including regulatory recommendations by an advisory committee to the FDA and the related impact on Fortical manufacturing revenues and royalties (see Note 5).  As a result, during the first quarter of 2013, the Company wrote-off impaired patent applications in the aggregate amount of $309,000, which are reflected within the line item impairment charges in the accompanying consolidated statement of operations.  During the first quarter of 2012, the Company wrote-off impaired patent and trademark applications in the aggregate amount of $55,000 as well as fully amortized expired trademarks in the aggregate amount of $144,000, which are reflected within general and administrative expenses in the accompanying statements of operations.

Patents are intangible assets with definite useful lives and therefore continue to be amortized. Amortization expense amounted to $34,000 and $27,000 for the three months ended March 31, 2013 and March 31, 2012, respectively. The weighted-average remaining amortization period for patents at March 31, 2013 was approximately 11 years. Future amortization expense on intangible assets over the next five years is estimated as follows:

2013	$105,000
2014	123,000
2015	97,000
2016	80,000
2017	49,000
$454,000

16. Legal Proceedings

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

On September 8, 2011, after the Federal Circuit affirmance, the United States Patent and Trademark Office (“USPTO”) granted a request for inter partes reexamination of the Fortical Patent filed by Apotex, Inc. on July 15, 2011. In granting the Request for Reexamination, the USPTO gave Unigene a two month time period to respond to the substantial new questions of patentability raised in the Reexamination Office Action dated September 8, 2011. Unigene filed its response to the Reexamination Office Action on November 8, 2011. Apotex filed Third Party Comments on December 7, 2011 and January 9, 2012. Because claim 19 of the Fortical Patent had been upheld as valid by the Court of Appeals for the Federal Circuit, Unigene moved to Suspend Reexamination of Claim 19 by filing a Petition with the USPTO. On April 19, 2012, Apotex filed a Response to Unigene’s Petition with the USPTO, asking the USPTO to deny Unigene’s Petition. On December 7, 2012, Unigene's petition to terminate the  inter partes  reexamination with respect to claim 19 was  granted and therefore the  inter partes  reexamination with regard to claim 19 will not be further maintained by the USPTO. Claim 19 covers the Fortical product. The  inter parties  reexamination remains open for claims 13, 14, 16, 17 and 24-29 of the Fortical Patent. On January 16, 2013, the USPTO issued an Action Closing Prosecution (“ACP”) indicating that claims 13, 14, 16, 17 and 24-29 remain rejected, and on April 3, 2013, the USPTO issued a Right of Appeal Notice (“RAN”).  To appeal the claim rejections, Unigene must file a Notice of Appeal with the USPTO by May 3, 2013.  Unigene will then have two months to prepare and file an Appeal Brief with the USPTO. There is the usual USPTO prosecution risk that the Company will not be successful in the reexamination and potentially subsequent USPTO or litigation proceedings.

On December 20, 2012, Apotex filed a request for an ex parte reexamination of claims 13, 14, 16, 17, 19 and 24-29 of the Fortical Patent. On March 4, 2013, the USPTO issued an Office Communication indicating that claims 13-14, 16-17 and 24-29, will not be reexamined in the ex parte reexamination proceeding; only claim 19 will be subject to ex parte reexamination. Unigene has the option to file a Patent Owner Statement by May 4, 2013.  Then Unigene will wait to hear from the USPTO.  Only Unigene can participate in the ex parte reexamination proceedings, Apotex will not be allowed to participate in the ex parte reexamination proceedings.  Based on USPTO statistics, reexamination proceedings take an average of about 36 months to complete. Potential outcomes for reexamination include the patent emerges with the patent claims remaining unchanged, patent claims being amended, or all patent claims being canceled. There is the usual USPTO prosecution risk that the Company will not be successful in the reexamination and potentially subsequent USPTO or litigation proceedings. In the event that the Company does not prevail, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval and if the U.S. District Court, Southern District of New York, relieves Apotex of the injunction. This could have a material adverse impact on the Company’s results of operations and financial position.    On August 14, 2012, the USPTO issued RE43,580 patent to Unigene entitled “Nasal Calcitonin Formulations” that covers the Fortical product.

17. Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Given the Company’s financial condition described in Note 1, it is not practicable to estimate the fair value of the subordinated Levy debt at March 31, 2013 and December 31, 2012. The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value is a market-based measurement determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant, not based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, consideration is given to three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. Entities are required to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. Inputs to fair valuation techniques are prioritized, allowing for the use of unobservable inputs to the extent that observable inputs are not available. The applicable guidance establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

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

Liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy is summarized as follows:

Embedded conversion feature	Significant Unobservable Inputs (Level 3) Total Fair Value
March 31, 2013	$16,850,000
December 31, 2012	$28,700,000

The Company has categorized its liabilities measured at fair value into the three-level fair value hierarchy, as defined above, based upon the priority of inputs to respective valuation techniques. Liabilities included within Level 3 of the fair value hierarchy consist of an embedded conversion feature which requires fair value on a recurring basis. The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value. The fair value of the conversion feature was determined based on a probability-weighted scenario analysis that includes a Monte Carlo pricing model and incorporates the likelihood of an event that might trigger the reset provision. Significant observable inputs include the market price of the Company’s common stock, volatility, remaining term, risk-free interest rate, credit spread and dividend yield (zero in all periods). Significant unobservable inputs include the probability of triggering a reset feature on the embedded derivative which would result in a reduction in the conversion price. The following is a summary of the significant assumptions as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Expected volatility	129%	119%
Probability of trigger of reset provision	75%	50%
Remaining term (in years)	0.5	0.7
Risk-free rate	0.1%	0.1%
Credit spread	24%	26%
Stock price	$0.08	$0.14

If the assumptions were modified, it could result in a material change to the carrying value of the embedded conversion feature. An increase in the probability of the reset being triggered of 10% would result in an increase to the fair value of the embedded conversion feature of $1,090,000 and $710,000 as of March 31, 2013 and December 31, 2012, respectively.

The changes in Level 3 liabilities measured at fair value on a recurring basis during the three months ended March 31, 2013 and 2012 are summarized as follows:

	Balance Beginning of Period	Issuance	Loss or (Gain) Recognized in Earning from Change in Fair Value	Balance End of Period
For the three months ended March 31, 2013
Embedded conversion feature	$28,700,000	$--	$(11,850,000)	$16,850,000

For the three months ended March 31, 2012
Embedded conversion feature	$12,470,000	$--	$(2,920,000)	$9,550,000

For the periods ended March 31, 2013 and 2012, $11,850,000 and $2,920,000 is reflected as a gain on change in fair value of the embedded conversion feature in the accompanying statements of operations.   At March 31, 2013 and December 31, 2012, there was a liability in the accompanying balance sheets representing the fair value of the embedded conversion feature in the amount of $16,850,000 and $28,700,000, respectively.

18. Subsequent Events

Second Amendment to Amended and Restated Financing Agreement

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

Equity Transfer Agreement and Exclusive License Agreement

On May 7, 2013, the Company, Nordic Bioscience and, for limited purposes, the JDV entity, NU-Co Development GmBH (“NU-Co”) entered into an equity transfer agreement (the “Equity Transfer Agreement”), pursuant to which Nordic agreed to purchase the Company’s entire ownership interest in the JDV in exchange for a payment of $1,000,000 to Unigene, payable upon the execution of the Equity Transfer Agreement.  The Equity Transfer Agreement also provides for the termination of the Joint Development Agreement (see Note 12), and provides for mutual releases by the Company and Nordic of certain claims relating to the Joint Development Agreement.

Also on May 7, 2013, Unigene and NU-Co entered into a licensing agreement (the “Exclusive License Agreement”), pursuant to which the Company granted NU-Co an exclusive, royalty-bearing license to develop and commercialize products incorporating any of the three licensed analogs for the treatment of Type 2 diabetes, osteoarthritis and osteoporosis in humans.  The exclusive license granted to NU-Co may be expanded, at NU-Co’s election, to include products for the treatment of obesity/satiety in humans, if the Company discontinues clinical development of its UGP 281 candidate for such indications.  NU-Co is required to use commercially reasonable efforts to develop a licensed analog as required to obtain regulatory approvals in the United States and the European Union for one or more licensed products, and to market and promote licensed products throughout those countries in which regulatory approvals are obtained.  The Exclusive License Agreement provides for the payment of royalties to the Company of 10% of net sales of licensed products that incorporate Unigene-developed oral formulation technology and 7.5% of net sales of licensed products that do not incorporate such technology, and also provides for the payment to the Company of 25% of amounts received for any sublicenses granted by NU-Co under the Exclusive License Agreement.  During the term of the Exclusive License Agreement and for one (1) year thereafter, the Company shall not pursue development of (or license, sell or transfer to any third party) any calcitonin peptide analogs for use in the indications licensed to NU-Co, other than naturally-occurring calcitonin peptides and other than the Company’s existing development project with Tarsa.  The Exclusive License Agreement provides for the termination of license and supply agreements that were entered into between the Company and NU-Co on August 15, 2012.  The Exclusive License Agreement contains other customary representations, warranties, covenants and indemnities by each of the parties.

Pursuant to the terms of the Forbearance Agreement with Victory Park, the proceeds received under the Equity Transfer Agreement on May 13, 2013 were required to be remitted to Victory Park to be applied to the outstanding Notes.  Pursuant to a letter agreement with Victory Park dated May 10, 2013, Victory Park has agreed to re-loan to the Company $500,000 of the proceeds from the Equity Transfer Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, including the financial statements and notes contained therein.

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

RESULTS OF OPERATIONS

Introduction

Unigene Laboratories, Inc., a biopharmaceutical company, was incorporated in the State of Delaware in 1980. Our single business segment has historically focused on the research, production and delivery of small proteins, referred to as peptides, for medical use. We have patented oral and nasal drug delivery technologies that have been shown to deliver medically useful amounts of various peptides into the bloodstream and patented manufacturing technologies for producing certain natural peptides cost-effectively. Collectively, we branded our patented peptide drug delivery and manufacturing technologies as “Peptelligence™”. We have three operating locations: administrative and regulatory offices in Boonton, New Jersey; a laboratory research facility in Fairfield, New Jersey; and a pharmaceutical production facility in Boonton, New Jersey.

Strategic Business Units

In 2011, we focused our resources into two strategic business units: Unigene Biotechnologies and Unigene Therapeutics.

Unigene Biotechnologies Business Unit

Our Peptelligence™ platform of peptide oral drug delivery and manufacturing assets and capabilities was created with the goal of establishing a portfolio of partnered opportunities, generating near-term revenue from fee-for-service feasibility studies and establishing a solid foundation for potential high-value milestone payments and royalties. Since the formation of our Biotechnologies Business Unit, we initiated 14 feasibility studies with various bio-pharmaceutical partners.

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

Recent Events Impacting Operations

On March 5, 2013, the FDA” held an advisory committee meeting to discuss whether the overall benefit-risk assessment of calcitonin salmon products supports their continued marketing for the treatment of post-menopausal osteoporosis.  The advisory committee concluded that the benefits of salmon calcitonin products, including Fortical, do not outweigh the potential risks associated with their use and as a result, should not continue to be broadly marketed.  Additionally, it was recommended that fracture prevention data be required for the approval of new calcitonin products in development for osteoporosis prevention and treatment, such as the oral calcitonin product being developed by Tarsa.  The FDA will assess the recommendations and may or may not concur with the advisory committee.  The FDA has not yet issued a response to the advisory committee recommendations. We believe that the advisory committee recommendations have had and will continue to have a material adverse impact on our financial condition and operations by reducing or eliminating sales and royalties on Fortical, limiting the value of current calcitonin development projects and limiting the potential value of our investment in Tarsa.

On April 1, 2013, in an effort to conserve capital and further extend our cash runway, we implemented a strategic reorganization and downsizing which involved a reduction of approximately 40% of our workforce, with the majority of affected employees having supported our Fortical manufacturing and recombinant calcitonin production operations.  In recent months, Fortical manufacturing and royalty revenues have been negatively impacted by the regulatory recommendations pertaining to the use of calcitonin salmon.  We estimate that we will incur approximately $250,000 in charges related to the reduction in force, all of which would result in cash expenditures for one-time employee termination benefits and associated costs. The related charges were recorded in the end of the second quarter of 2013.  As a result of the reduction in force, we do not currently have the ability to manufacture Fortical.

Due largely in part to the FDA advisory committee recommendation, in 2013, we have not received and do not anticipate receiving additional orders for Fortical in the near term.   As a result of the cessation of Fortical production activities and uncertainty regarding any future production requirements, we have concluded that our existing assets associated with Fortical are impaired.  Our assessment of the carrying value of such assets resulted in the write-off of fixed assets of $675,000, patents of $309,000 and inventories of $1,636,000 in the three months ended March 31, 2013.

On April 5, 2013, we received a Notice of Public Sale of Collateral Under Illinois Uniform Commercial Code (the “Notice”) from Victory Park Management LLC, which stated that our lenders proposed to initiate a public foreclosure sale on April 15, 2013 in accordance with Article 9 of the Uniform Commercial Code (“UCC”) for the sale of certain of our assets that secure the senior secured notes issued to the lenders by Unigene (the “Proposed Sale”), of all of the personal property assets of the Company pledged as collateral under the Restated Financing Agreement and related documents that relate to our Biotechnologies Strategic Business Unit (“SBU”), including such assets that are used or intended for use in connection with, or that are necessary or advisable to the continued conduct of, our Biotechnologies SBU as currently being conducted (but excluding those assets of that are not related to the Biotechnologies SBU). The lenders made a credit bid of $15,000,000 and, at the conclusion of the public auction on April 16, 2013, were deemed the highest bidder for the assets.  The assets, which had a carrying value of approximately $2,200,000 as of March 31, 2013, were acquired by an affiliate of the lenders on April 25, 2013 in exchange for the satisfaction and discharge of $15,000,000 outstanding under our senior secured notes. As a result, as of April 25, 2013, we will no longer benefit from revenues associated with development work, feasibility studies or the potential related licensing and milestone revenues generated by the Biotechnologies SBU.

As a result of the Article 9 sale of our Biotechnologies SBU, we can no longer rely on that business unit as a source of future revenues.  In order to maximize the potential value of the remaining Unigene Therapeutics assets, we will need to eliminate our outstanding debt, which will require our lenders to convert their remaining debt into equity of the Company.  Under this scenario, we would seek to partner with entities with a product pipeline that would complement the Unigene Therapeutics assets and seek additional financing.  In the event that we are unable to come to terms with our lenders resulting in the conversion of their debt to equity, it is likely that our remaining assets will be acquired by third parties via additional Article 9 sales and the Company will be forced to cease operations.

On May 7, 2013, we entered into an agreement with Nordic Bioscience pursuant to which Nordic Bioscience agreed to purchase our entire ownership interest in a joint venture between the parties in exchange for a payment of $1,000,000, which was received on May 13, 2013.

Unigene Therapeutics Assets

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

On November 9, 2011, we announced positive top-line results of our Phase 2 clinical study evaluating an experimental oral PTH analog for the treatment of osteoporosis in 93 postmenopausal women. The study achieved its primary endpoint of a statistically significant percent change in BMD from baseline. The full results of the successful trial were published online in December 2012, by Bone, the Official Journal of the International Bone and Mineral Society.  We sponsored the Phase 2 study as part of our now terminated exclusive worldwide license agreement with GSK. We are seeking a new licensing partner for the oral PTH program as we do not currently possess the resources to advance this candidate.

In February 2011, we announced plans to accelerate the development of our lead proprietary anorexigenic therapeutic peptide, UGP281. An anorexigenic peptide is one that diminishes or controls appetite and offers potential therapeutic benefit to clinically obese patients. We are seeking a new licensing partner for the obesity program (UGP 281) as we do not currently possess the resources to advance this candidate.

In October 2011, we announced our decision to establish a Joint Development Vehicle (JDV) with Nordic Bioscience to progress up to three of our internally developed, proprietary therapeutic peptide analogs through Phase 2 proof-of-concept in humans for the treatment of Type 2 diabetes, osteoarthritis and osteoporosis. In August 2012, we further announced the preliminary selection of our lead compound for the Type 2 diabetes indication (UGP302).  On May 7, 2013, we entered into an agreement with Nordic Bioscience pursuant to which Nordic Bioscience agreed to purchase our entire ownership interest in the JDV in exchange for a payment of $1,000,000, which was received on May 13, 2013.

Revenue

Revenue is summarized as follows for the three-month periods ended March 31, 2013 and 2012:

	2013	2012
Product Sales	$--	$646,147
Royalties	84,960	348,744
Licensing Revenue	262,689	262,689
Development Fees and Other	266,123	493,703
	$613,772	$1,751,283

Revenue for the three months ended March 31, 2013 decreased $1,137,000, or 65%, to $614,000 from $1,751,000 in the comparable period in 2012. This was primarily due to a decrease in Fortical sales and royalties from USL due to increased competition in the nasal calcitonin market, as well as to a decrease in licensing revenue. Fortical sales to USL were zero in the three months ended March 31, 2013 as compared to $646,000 for the three months ended March 31, 2012 as USL advanced purchase orders from the first quarter of 2013 into 2012.  Due largely in part to an FDA advisory committee recommendation, the Company has not received and does not anticipate receiving additional orders for Fortical in the near term and has ceased all related production activities.  Fortical royalties for the quarter ended March 31, 2013 decreased $264,000, or 76%, to $85,000 from $349,000 in the comparable period of 2012. Fortical royalties fluctuate each quarter based upon the timing and pricing of USL’s shipment to its customers. In the first quarter of 2013, both quantities of units sold by USL as well as their net selling price per vial declined from the comparable period in 2012, causing royalties to decrease.

Licensing revenue represents the partial recognition of milestones and up-front payments received in prior years. Licensing revenue was $263,000 in the three months ended March 31, 2013 and 2012.

Development fees and other revenue decreased 46% to $266,000 in the first quarter of 2013 from $494,000 in the first quarter of 2012, primarily due a reduction in development work performed on behalf of Tarsa.  On April 25, 2013, the Company’s oral drug delivery assets were acquired by Enteris Biopharma, Inc. via an Article 9 sale pursuant to the Uniform Commercial Code.  As a result, as of such date, the Company will no longer benefit from revenues associated with development work, feasibility studies or the potential related licensing and milestone revenues.

Future sales and royalties are contingent upon many factors including competition, pricing, marketing and acceptance in the marketplace and, therefore, are difficult to predict. Sales revenue from Fortical in the future will depend on Fortical’s continued acceptance in the marketplace, as well as competition and other factors, including recent recommendations by a U.S. FDA advisory committee.  There may not be future sales of Fortical.  In December 2008, Apotex and Sandoz launched nasal calcitonin products which are generic to Novartis’ nasal calcitonin product, but not to Fortical. In June 2009, Par also launched a product generic to Novartis’ nasal calcitonin product. Certain providers have substituted these products for Fortical, causing Fortical sales and royalties to decrease. Therefore, Fortical alone will never generate sufficient revenue for us to achieve profitability. In addition, Apotex has a pending ANDA for a nasal calcitonin product that we claim infringes on our Fortical patent. If we do not ultimately prevail in defending our patent, then Apotex could be in a position to market its nasal calcitonin product if and when its pending ANDA receives FDA approval.  Additionally, there can be no assurance that the Company will be able to partner and monetize its therapeutic assets.

Expenses

On April 1, 2013, in an effort to conserve capital and further extend its cash runway, we implemented a strategic reorganization and downsizing which involved a reduction of approximately 40% of the Company’s workforce, with the majority of affected employees having supported our Fortical manufacturing and recombinant calcitonin production operations.  In recent months, Fortical manufacturing and royalty revenues have been negatively impacted by the regulatory recommendations pertaining to the use of calcitonin salmon.  We estimate that we will incur approximately $250,000 in charges related to the reduction in force, all of which would result in cash expenditures for one-time employee termination benefits and associated costs. The related charges were recorded in the second quarter of 2013.

We allocate costs associated with our manufacturing facility in Boonton, New Jersey to the manufacture of production batches for inventory purposes, cost of goods sold, research and development expenses, unallocated facility costs or inventory reserves based upon the activities undertaken by the personnel in Boonton each period.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs, preclinical and clinical trials, supplies, outside testing and consultants primarily related to our research and development efforts or activities related to our license agreements, as well as depreciation and amortization expense. Research and development expense decreased $408,000 or 32% to $851,000 from $1,259,000 for the three months ended March 31, 2013 as compared to the same period in 2012. This decrease was primarily due to the capitalization of a significant portion of the research and development expenses incurred in the three months ended March 31, 2013.  Such capitalized costs relate to the production of UGP302 materials for use in pre-clinical studies pursuant to our joint venture with Nordic Bioscience.

Cost of Goods Sold

Cost of goods sold consists primarily of inventory reserve charges, material costs, personnel costs, manufacturing supplies and overhead costs, such as depreciation and maintenance. Cost of goods sold was $1,636,000 and $248,000 in the three months ended March 31, 2013 and 2012, respectively. Cost of goods sold in 2013 represents charges to reduce the carrying value of certain inventories to zero as a result of the cessation of production of Fortical and the lack of future production orders.  Cost of goods sold in 2012 represented our costs associated with Fortical production for USL, whose purchases from us fluctuate each quarter.  There have been no sales of Fortical in 2013.  Cost of goods sold as a percentage of sales was 38% for the three months ended March 31, 2012. Future production related expenses for 2013 and later years will be dependent upon the level of future Fortical sales, if any.

General and Administrative Expenses

General and administrative expenses decreased $118,000, or 6%, to $1,975,000 from $2,093,000 for the three months ended March 31, 2013 as compared to the same period in 2012. The decrease was primarily attributed to a decrease in executive and administrative compensation, partially offset by an increase in accounting and legal fees.

Unallocated Facility Cost

Unallocated facility cost represents underutilization of our Boonton manufacturing facility. These costs primarily consist of salaries, as well as overhead expenses, which decreased $330,000, or 38%, to $529,000 for the three months ended March 31, 2013 as compared to $859,000 in the same period in 2012. The expenses in 2013 and 2012 primarily relate to the cessation of calcitonin and enzyme production, as well as the decreased production of Fortical.

Asset Impairment Charges

Due largely in part to the FDA advisory committee recommendation, we have not received and do not anticipate receiving additional orders for Fortical in the near term. As a result of the cessation of Fortical production activities and uncertainty regarding any future production requirements, we have concluded that all Fortical assets are impaired. The impairment charges recorded during the three months ended March 31, 2013 consisted of the write-off of fixed assets and patents of $675,000 and $309,000, respectively.

Other Income/Expense

Change in Fair Value of Embedded Conversion Feature

The Victory Park notes issued in March 2010 are convertible into shares of our common stock and as a result of a reset provision contained in the notes, the conversion feature is considered an embedded derivative that must be marked to fair value each reporting period. Accordingly, the liability for the conversion feature was marked to fair value each quarterly period subsequent to issuance, resulting in the recording of a non-cash gain of $11,850,000 and $2,920,000 in the quarters ended March 31, 2013 and 2012, respectively, which represented the change in the fair value of the embedded conversion feature during each period.

Interest Expense

Interest expense increased 58% in the first quarter of 2013 to $4,521,000 from $2,867,000 in the first quarter of 2012. These increases were primarily due to higher debt principal outstanding and increased amortization of the debt discount and deferred financing fees associated with the debt restructurings with Victory Park in March 2010 and September 2012.  The original notes were issued in March 2010 for an aggregate of $33,000,000 and an additional $4,000,000 note was issued in September 2012. These notes bear interest at the prime rate plus 5%, with a floor of 15% plus an additional 3% default interest commencing November 2012.  During the three months ended March 31, 2013 and 2012, we recognized $4,085,000 and $2,240,000, respectively, in interest expense under the Victory Park convertible notes. In addition, interest expense on the Levy notes was $427,000 and $442,000 in the three months ended March 31, 2013 and 2012, respectively.

Loss from Investment in Tarsa

In January 2012, we made an additional investment in Tarsa by purchasing convertible promissory notes in the principal amount of $650,571 and warrants to purchase up to an aggregate of 67,435 shares of Series A Preferred Stock.  After recording this investment in Tarsa, we recognized our proportionate share of Tarsa’s prior years’ losses up to our $650,571 investment, thereby reducing our investment in Tarsa to zero.

Net Income (Loss)

We generated net income of $1,979,000 for the three months ended March 31, 2013 and incurred a net loss of $3,196,000 in the three months ended March 31, 2012. This was primarily due to an increase in the gain on change in fair value of an embedded conversion feature of $8,930,000, partially offset by an increase in operating expenses of $1,517,000 as a result of impairment charges, a decrease in revenues of $1,138,000 and an increase in interest expense of $1,654,000.  In the three months ended March 31, 2012, we wrote-off our investment in Tarsa of $651,000.  Net losses will continue unless we achieve or sign new revenue generating agreements and may be impacted by the change in fair value of a non-cash embedded derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had cash and cash equivalents of $353,000 a decrease of $3,460,000 from December 31, 2012.  The decrease is primarily due to net cash used in operating activities of $3,406,000. We have incurred annual operating losses since our inception and, as a result, at March 31, 2013, had an accumulated deficit of approximately $214,649,000.

As of March 31, 2013, our total principal debt, inclusive of capital lease obligations and accrued interest, was $79,509,000.   As On April 8, 2013, we entered into a second amendment to a financing agreement with affiliates of Victory Park Capital Advisors, LLC (“VPC”), whereby VPC agreed to purchase an additional $750,000 senior secured note, providing us with additional working capital.  On May 7, 2013, we entered into an agreement with Nordic Bioscience pursuant to which Nordic Bioscience agreed to purchase our entire ownership interest in a joint venture between the parties in exchange for a payment of $1,000,000, which was received on May 13, 2013. Pursuant to the terms of a forbearance agreement with VPC, the proceeds received from the transaction were required to be remitted to VPC to be applied to the outstanding senior secured notes.  We will need to obtain significant additional financing in the near term to fund operations, address our current debt and restructure our balance sheet.   In the event that we are unable to secure additional sources of cash, we will not be able to fund operations beyond June 15, 2013 and the Company will be forced to cease operations.  We are currently in discussion with potential lenders in regards to obtaining additional financing, however, there can be no assurance that any lender will provide additional funding.

Due largely in part to a recent FDA advisory committee recommendation, in 2013, we have not received and do not anticipate receiving additional orders for Fortical in the near term.  As a result of the cessation of Fortical production activities and uncertainty regarding any future production requirements, we have concluded that our existing assets associated with Fortical are impaired.  Our assessment of the carrying value of such assets resulted in the write-off of fixed assets of $675,000, patents of $309,000 and inventories of $1,636,000 in the three months ended March 31, 2013.

On April 5, 2013, we received a Notice of Public Sale of Collateral Under Illinois Uniform Commercial Code (the “Notice”) from Victory Park Management LLC, which stated that our lenders proposed to initiate a public foreclosure sale on April 15, 2013 in accordance with Article 9 of the Uniform Commercial Code  for the sale of certain of our assets that secure the senior secured notes issued to the lenders by Unigene (the “Proposed Sale”), of all of the personal property assets of the Company pledged as collateral under the Restated Financing Agreement and related documents that relate to our Biotechnologies Strategic Business Unit (“SBU”), including such assets that are used or intended for use in connection with, or that are necessary or advisable to the continued conduct of, our Biotechnologies SBU as currently being conducted (but excluding those assets of that are not related to the Biotechnologies SBU). The lenders made a credit bid of $15,000,000 and, at the conclusion of the public auction on April 16, 2013, were deemed the highest bidder for the assets.  The assets, which had a carrying value of approximately $2,200,000 as of March 31, 2013, were acquired by an affiliate of the lenders on April 25, 2013 in exchange for the satisfaction and discharge of $15,000,000 outstanding under our senior secured notes. As a result, as of April 25, 2013, we will no longer benefit from revenues associated with development work, feasibility studies or the potential related licensing and milestone revenues generated by the Biotechnologies SBU.

As a result of the Article 9 sale of our Biotechnologies SBU, we can no longer rely on that business unit as a source of future revenues.  In order to maximize the potential value of the remaining Unigene Therapeutics assets, we will need to eliminate our outstanding debt, which will require our lenders to convert their remaining debt into equity of the Company.  Under this scenario, we would seek to partner with entities with a product pipeline that would complement the Unigene Therapeutics assets and seek additional financing.  In the event that we are unable to come to terms with our lenders resulting in the conversion of their debt to equity, it is likely that our remaining assets will be acquired by third parties via additional Article 9 sales and the Company will be forced to cease operations.

We will need to secure sources of funding in order to satisfy our working capital needs. If we are not able to generate additional cash, we will not have the ability to continue as a going concern. We believe that satisfying our cash requirements over the long term will require the restructuring of our balance sheet to reduce or eliminate the outstanding debt in addition to the successful commercialization of our licensed oral or nasal calcitonin products, our oral parathyroid hormone (“PTH”) product, our obesity program (UGP 281) or our diabetes program (UGP 302).  However, it is uncertain whether any new products will be approved or will be commercially successful. The amount of future revenue we will derive from Fortical is also uncertain.

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

Due to our limited financial resources, the decline and potential elimination of Fortical sales and royalties, the sale of our Biotechnologies SBU and loss of the associated revenues, our inability to restructure our existing Victory Park and Levy debt and our inability to raise cash to fund operations, we require significant financial resources in order to avoid the cessation of operations.

Cash received during the quarter ended March 31, 2013 was primarily from development work and fee-for-service feasibility studies for various companies. Our primary sources of cash have historically been (1) licensing fees for new agreements, (2) milestone and other payments under licensing or development agreements, (3) bulk peptide sales under licensing or supply agreements, (4) loans from our stockholders and Victory Park, (5) the sale of our common stock, and (6) Fortical sales and royalties. We cannot be certain that any of these cash sources will continue to be available to us in the future.  Moreover, the revenues received in the first quarter of 2013 primarily related to the Company’s Biotechnology SBU.  Those assets have subsequently been sold and as a result, the Company will not receive revenues from such sources in the future. Product sales to our partners under these agreements are based upon our licensees’ needs, which are sometimes difficult to predict. Sale of our common stock is dependent upon our ability to attract interested investors, our ability to negotiate favorable terms and the performance of the stock market in general and biotechnology investments in particular. Future Fortical sales and royalties have been negatively impacted by recent recommendations by an FDA advisory committee. We are seeking additional licensing and/or supply agreements with pharmaceutical companies for our oral peptides, including oral PTH and our obesity peptide (UGP 281). In October 2011, we announced our decision to establish a JDV with Nordic Bioscience. On May 7, 2013, we entered into an agreement with Nordic Bioscience pursuant to which Nordic Bioscience agreed to purchase our entire ownership interest in the JDV in exchange for a payment of $1,000,000, which was received on May 13, 2013. We may not be successful in achieving milestones under our current agreements, in obtaining regulatory approval for our other products or in licensing any of our other products or technologies.

Net Cash Used in Operating Activities: Net cash used in operating activities was $3,406,000 in the first quarter of 2013, which was primarily due to our net income adjusted for non-cash items of $7,349,000 partially offset by a net change in our operating assets and liabilities of $1,964,000, primarily from increased accrued interest on our Victory Park and founder notes.

Net cash used in operating activities was $115,000 in the first quarter of 2012, which was primarily due to an increase in our net loss adjusted by non-cash items of $1,111,000 partially offset by a net change in our operating assets and liabilities of $4,192,000, primarily from decreased accounts receivable and increased accrued interest on our Victory Park and Levy notes.

Net Cash Used in Investing Activities: Net cash used in investing activities was $45,000 in the first quarter of 2013 and related to expenditures for patents.  Net cash used in investing activities was $823,000 in the first quarter of 2012, primarily related to our investment in Tarsa as well as the purchase of equipment.

Net Cash Used in Financing Activities: Net cash used in financing activities was $9,000 in the first quarter of 2013 and related to payments under a capital lease financing. Net cash used in financing activities was $14,000 in the first quarter of 2012, primarily due to payments under a capital lease financing partially offset by proceeds from the exercise of stock options.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

On September 30, 2008, we entered into a financing agreement with Victory Park whereby Victory Park purchased $15,000,000 of three-year senior secured non-convertible term notes from us. In May 2009, we issued an additional $5,000,000 in notes to affiliates of Victory Park. In March 2010, we restructured our debt with Victory Park and increased our borrowing to $33,000,000. Under our agreement with Victory Park, accrued and unpaid interest is added to the outstanding principal balance. As a result, $5,018,750 in accrued interest was added to the principal balance which now totals $38,018,750.  Additionally, pursuant to a forbearance agreement and first amended and restated financing agreement dated September 21, 2012, we issued to Victory Park a $4,000,000 senior secured note. The total outstanding principal balance as of March 31, 2013 is $47,816,609 and is payable in full on September 21, 2013. These convertible notes bear interest at the prime rate plus 5%, subject to a floor of 15% per annum plus 3% penalty interest in the event of default. Therefore, we are exposed to interest rate fluctuations in the near-term until these notes are converted or repaid in full. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposure. We estimate that, due to the short-term nature of our cash and investments, a change of 100 basis points in interest rates would not have materially affected their fair value.

The information below summarizes our market risks associated with interest bearing debt obligations as of March 31, 2013. The table below presents principal cash flows and related interest rates by year of maturity based on the terms of the debt. Given our financial condition, described in “Liquidity and Capital Resources,” it is not practicable to estimate the fair value of our subordinated debt (payable to Levys).

Debt Obligation	Carrying Amount	2013	Thereafter
Note Payable – Victory Park Variable Interest Rate: 15%(1)	$47,816,609	$47,816,609	$--
Notes Payable – Levys Fixed Interest Rate: 12%	14,437,518	14,437,518	--
Total	$62,254,127	$62,254,127	$--

(1)	Prime rate plus 5%, with a floor of 15% plus 3% default interest

The conversion feature on our senior secured convertible notes represents an embedded derivative which is required to be bifurcated and marked to fair value on a recurring basis. The aggregate fair value of the embedded derivative liability in our balance sheets as of March 31, 2013 and December 31, 2012 was $16,850,000 and $28,700,000, respectively.  The fair value was determined based on valuation models using a combination of observable and unobservable inputs utilizing a probability-weighted scenario analysis that includes a Monte Carlo pricing model. Significant observable inputs include the market price of our common stock, volatility, remaining term, risk-free interest rate, credit spread and dividend yield. Significant unobservable inputs include the probability of triggering a reset feature on the embedded derivative which would result in a reduction in the conversion price. If the assumptions were modified, it could result in a material change to the carrying value of the embedded conversion feature.

Item 4.           Controls and Procedures

For the quarterly period ending March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

You should consider carefully these risk factors together with all of the information included or incorporated by reference in this annual report in addition to our financial statements and the notes to our financial statements. This section includes forward-looking statements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report.

The following is a discussion of the risk factors that we believe are material to us at this time. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, results of operations, financial condition and cash flows.

Risk Related to Our Financial Condition

The audit opinion on our financial statements for the year ended December 31, 2012 contains a going concern modification.

The opinion issued by the independent registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2012 contained a paragraph that emphasizes conditions that raise substantial doubt about Unigene’s ability to continue as a going concern. Unigene’s ability to generate additional revenue or obtain additional funding will determine its ability to continue as a going concern for a reasonable period of time. Unigene’s financial statements as of and for the year ended December 31, 2012 do not include any adjustments that might result from the outcome of this uncertainty.

We expect to run out of cash imminently and require an immediate infusion of capital to sustain our operations; our ability to secure additional cash is uncertain.

We had cash flow deficits from operations of $3,406,000 for the three month period ended March 31, 2013, $3,177,000 for the year ended December 31, 2012; $6,766,000 for the year ended December 31, 2011 and $1,669,000 for the year ended December 31, 2010.  Our cash and cash equivalents totaled $353,000 on March 31, 2013.  Based upon management’s projections, we believe our current cash will only be sufficient to support our current operations through June 15, 2013.  Therefore, we need additional sources of cash in order to maintain all or a portion of our operations.  We may be unable to raise, on acceptable terms, if at all, the substantial capital resources necessary to conduct our operations. If we are unable to raise the required capital, we may be forced to close our facilities and cease our operations.  If we are unable to resolve outstanding creditor claims, we may have no other alternative than to seek protection under available bankruptcy laws.

Even if we are able to raise additional capital, as a result of the April 25, 2013 Article 9 sale of our Biotechnologies Strategic Business Unit, we no longer have any assets that currently generate revenues.  If we are able to raise capital, our future capital requirements will depend on many factors, including the scope of operations we are able to maintain and our ability to acquire or license new technologies and products.

We have incurred substantial costs and could face additional material costs related to a financial restatement and a material weakness in our internal controls; Any material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

In response to the accounting associated with an embedded derivative liability associated with our March 2010 senior secured convertible notes, we needed to restate certain prior period financial statements and amend related disclosure. As a result, we incurred materially increased professional fees and are subject to the possibility of future investigations, litigation or other actions, such as shareholder activism, arising out of the restatement, which would further increase our costs and expenses and consume management time, and could lead to fines, penalties, settlements or damages.  These matters have had, and could continue to have, an adverse effect on our financial condition.

The existence of one or more material weaknesses or significant deficiencies could result in future errors in our financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies.  If we cannot produce reliable financial reports, our business and financial condition, including our ability to obtain financing and operate our business, could be harmed.

We are required to make payments under the Victory Park promissory notes in the principal amount of $41,505,000, plus accrued interest.

We owe an aggregate principal amount of $41,505,000, plus accrued interest of $417,000 as of April 25, 2013 (after taking into account the sale of the assets pertaining to our Biotechnologies Strategic Business Unit), on various promissory notes payable to Victory Park affiliates that become due on September 21, 2013.  Notwithstanding the maturity dates of such promissory notes, we are currently in default under such promissory notes.  As a result, Victory Park could accelerate our payment obligations in accordance with the terms of the notes and related financing agreement.  We do not currently have sufficient cash to repay these notes.  We may not be able to generate sufficient cash from operations or from other sources in order to make the payments when due.

We are required to make payments under the Levy loans in June 2013.

We owe an aggregate original principal amount of $14,437,000 on notes payable to the founding Levy family. As of March 31, 2013, principal and interest on these notes aggregated $23,859,000.  We do not currently have sufficient cash to repay these notes.  We may not be able to generate sufficient cash from operations or from other sources in order to make the payments when due in June 2013.  If we do not make the required payments when due, we will be in default under the terms of the applicable notes.

We have significant historical losses and expect to continue to incur losses for the foreseeable future.

We have incurred annual losses since our inception, and we may never achieve profitability. At March 31, 2013, we had an accumulated deficit of approximately $214,649,000.  Our gross revenues for the quarter ended March 31, 2013 were $614,000.  Our gross revenues for the years ended December 31, 2012, 2011 and 2010 were $9,438,000, $20,508,000 and $11,340,000, respectively. Our revenues have not been sufficient to sustain our operations.  Our revenues for the quarter ended March 31, 2013 consisted primarily of licensing revenue and Peptelligence™ revenue from our Biotechnologies strategic business unit.  Our revenues for the years ended December 31, 2012, 2011 and 2010 consisted primarily of Fortical sales and royalties, licensing revenue and Peptelligence™ revenue. The Peptelligence™ assets were sold to VPC on April 25, 2013 and as a result, Unigene will no longer receive any additional revenues from this business.  We believe that to achieve profitability we will require the successful commercialization of our oral PTH product candidate and our obesity program (UGP 281), neither of which has been out-licensed, and additional product candidates, which we are unlikely to be able to in-license without a significant infusion of cash.  Our products, product candidates and technologies may never become commercially successful. For the three month period ended March 31, 2013, we had losses from operations of $5,361,000.  For 2012, 2011 and 2010, we had a loss from operations of $9,371,000, $3,466,000 and $10,324,000, respectively. Our net income for the three month period ended March 31, 2013 was $1,979,000 and our net losses for the years ended December 31, 2012, 2011 and 2010 were $34,286,000, $7,096,000 and $32,534,000, respectively.

Risks Related to Our Business

An FDA advisory committee's recent review of calcitonin products has negatively impacted our operations; Future Fortical revenues are uncertain and our Fortical Assets are impaired

On July 20, 2012, the EMA issued a press release concerning the marketability of calcitonin products in Europe, concluding there was evidence of increased risk of cancer with long-term use of such calcitonin medications, and calling for curtailment of their use.  In November 2012, the EMA reconfirmed its original conclusion.  Subsequently, other health authorities, including, Health Canada, announced that they were reviewing the calcitonin data to determine whether to follow suit.  On March 5, 2013, an advisory committee meeting to the FDA held a meeting and concluded that the benefits of salmon calcitonin products, including Fortical, do not outweigh the potential risks associated with their use and as a result, should not continue to be broadly marketed.  Additionally, it was recommended that fracture prevention data be required for the approval of new calcitonin products in development for osteoporosis prevention and treatment, such as the oral calcitonin product being developed by Tarsa. We previously wrote down the value of our investment in Tarsa to zero.

We have not received any orders for Fortical in 2013.  As a result of various factors identified above, it was determined that there would be no additional purchase orders submitted for Fortical in the near future and as a result, we ceased manufacturing operations in late March 2013 and implemented a reduction in force on April 1, 2013, which included all personnel directly contributing to Fortical production.  As a result of the lack of any anticipated production of Fortical and uncertainty related to any future Fortical manufacturing revenues and royalties, we concluded that all of our assets that pertain to Fortical are impaired as of March 31, 2013, resulting in impairment charges to our fixed assets of $675,000, to our patents of $309,000 and to our inventories of $1,636,000 in the three months ended March 31, 2013.

We have defaulted under various agreements with Victory Park, including the Amended and Restated Financing Agreement, as amended by the Forbearance Agreement and First Amendment, our senior promissory notes and the Second Amended and Restated Registration Rights Agreement

Our failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2012 as a result of a financial restatement caused an event of default under the Amended and Restated Financing Agreement dated March 16, 2010, among the Company, Victory Park Management, LLC, as administrative agent and collateral agent, and Victory Park Credit Opportunities Master Fund, Ltd., as amended by the Forbearance Agreement and First Amendment to Amended and Restated Financing Agreement, dated as of September 21, 2012, by and among the Company, Agent, Victory Park Credit Opportunities, L.P., VPC Fund II, L.P., VPC Intermediate Fund II (Cayman) L.P., and Victory Park Credit Opportunities Intermediate Fund, L.P.

As of September 21, 2012, we lacked sufficient shares of common stock to deliver all of the shares issuable upon the conversion of the promissory notes held by the Victory Park entities.  Under the restated financing agreement, we are required to obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares to allow for the conversion of the notes in full and until such time as we receive approval to increase the authorized shares, Victory Park has the ability to demand payment in cash for any shortfall in authorized shares upon a notice of conversion. Under the restated financing agreement, we were required to prepare and file proxy materials with the SEC and hold a stockholder meeting no later than January 21, 2013 to increase the number of authorized shares of our common stock.  As a result of the financial restatement and related matters, we have neither filed the required proxy materials nor held a stockholder meeting.

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

Pursuant to a Second Amended and Restated Registration Rights Agreement, dated as of September 21, 2012, by and among us and certain selling stockholders affiliated with Victory Park, we agreed to file registration statements to cover the resale by the selling stockholders of certain shares of our common stock issuable from time to time upon the conversion of the notes.  On October 19, 2012, we filed a registration statement on Form S-1 (which has not been declared effective by the SEC) relating to certain shares of our common stock.  We agreed to use our reasonably best efforts to have the registration statement declared effective as soon as practicable, but in no event later than the earlier of (i) the date that is ninety (90) days after the closing date and (ii) the fifth (5th) business day after we are notified by the SEC that the applicable registration statement will not be reviewed or is no longer subject to further review and comment.  On October 31, 2012, we were notified by the SEC that it would not review the registration statement and Victory Park subsequently extended the timing for the registration statement to be declared effective to November 30, 2012.  Notwithstanding such requirements under the agreement and Victory Park’s extension, we have not requested that the registration statement be declared effective. We also agreed to keep the registration statements effective at all times until the earlier of (i) the date as of which all the registrable securities may be sold without restriction pursuant to Rule 144 and (ii) the date on which all of the registrable securities covered by such registration statement have been sold.  If a registration statement required to be filed by us is not filed with the SEC on or before the filing deadline or filed with the SEC but not declared effective by the SEC on or before the effectiveness deadline, or on any day after the effective date of the registration statement, sales of all of the registration securities cannot be made (other than during an allowable grace period) pursuant to the registration statement (including because of a suspension or delisting of our common stock on its principal market or a failure to register a sufficient number of shares of common stock), then as partial relief for the damages to any holder of registrable securities we shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of the aggregate value of such holder’s registrable securities required to be included in such registration statement for each 30 day period (pro-rated for periods totaling less than 30 days) until September 21, 2014, excluding for days prior to the date that the convertible notes become convertible, the value of any conversion shares included in such registrable securities.  As a result of our limited resources, we do not expect to be able to complete the required registrations in the near-term.

The Assets Pertaining to our Biotechnologies Strategic Business Unit were sold.

On April 16, 2013, Victory Park Capital Advisors, LLC (“VPC Advisors”) held a public auction conducted in accordance with Article 9 of the Uniform Commercial Code for the sale of certain assets of the Company that secured approximately $56,700,000 in senior secured notes issued to affiliates of VPC Advisors. The assets concerned included the Company’s Peptelligence™ drug delivery and recombinant manufacturing platforms and all other assets that comprised the Company’s Biotechnologies strategic business unit. The holders of the senior secured notes made a credit bid of $15,000,000 and, at the conclusion of the public auction, were deemed the highest bidder for the assets. On April 25, 2013, the assets were acquired by Enteris BioPharma, Inc., a Delaware corporation and an affiliate of VPC Advisors.  We did not receive any cash payment for the sale of the Company’s biotechnologies strategic business unit assets and do not expect to receive any future revenues in relation to such assets.

Risks Related to Product Development and Commercialization

We do not have sufficient resources to develop or commercialize products and, as a result, our success is partially dependent on our ability to establish and maintain partnerships for product development and commercialization; We may not be able to license our remaining candidates.

We do not currently have, nor do we expect to have in the near future, sufficient financial resources and personnel to develop or commercialize products on our own.  Thus, we do not currently have the resources to fund any preclinical or clinical development of any product candidates, including additional Phase 2 studies for oral PTH, without a new licensee.  Accordingly, we expect to depend on other pharmaceutical companies for the development and commercialization of product candidates.  We have spent significant time and resources trying to identify a licensee for our oral PTH program or our pre-clinical obesity asset (UGP 281), but have been unsuccessful to date.  Currently, we do not have any significant license agreements relating to such third party development of our product candidates.

Following the sale of the assets relating to our Biotechnologies Strategic Business Unit, most of our remaining product candidates are in early stages of development and any licensees may not be successful in efforts to develop products for many years, if ever.

Except with respect to the Phase 3 calcitonin program licensed to Tarsa, which may be adversely impacted by the outcome of the FDA advisory committee meeting held on March 5, 2013 regarding calcitonin products, our product candidates are in early stages of development and have not been out-licensed.  Even if the outcome of the FDA advisory committee meeting is positive, additional data may be required of Tarsa and the successful development of an oral calcitonin product may take several more years.  Similarly, oral PTH may never be successfully developed.  Even if we and/or a licensee is successful in developing any product, it is likely that development of any product will take several years.  Our ability to achieve profitability is dependent on a number of factors, including our and our licensees’ ability to complete development efforts and obtain regulatory approval for additional product candidates.

We may not be successful in our efforts to gain regulatory approval for any of our product candidates and, if approved, the approval may not be on a timely basis.

Even if we or any licensees are successful in our development efforts, we may not be able to obtain the necessary regulatory approval for our product candidates. The FDA must approve the commercial manufacture and sale of pharmaceutical products in the United States. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the United States. None of our product candidates has been approved for sale in the United States and may never receive the approvals necessary for commercialization. Additional human testing must be conducted on our product candidates before they can be approved for commercial sale and such testing requires the investment of significant resources. Any delay in receiving, or failure to receive, these approvals would adversely affect our ability to generate product revenues.

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

We, and any licensees and collaborators, are subject to significant regulation by federal, state, local and foreign governmental authorities. The regulatory approval process for a pharmaceutical product requires substantial resources and may take many years. Our inability to obtain approvals or delays in obtaining approvals would adversely affect our ability to undertake any development program, to manufacture and sell our products, and to receive revenue from milestone payments, product sales or royalties.

Risks Related to Operations

We may be unable to retain key employees and the members of our Board of Directors or recruit additional qualified personnel.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified personnel. We also rely on the expertise and experience of our Board of Directors.  There is intense competition for qualified personnel in our business.  However, even if we are able to raise additional capital in the near term, our financial condition may not allow us to pay competitive cash compensation.  In addition, we have limited ability to issue equity compensation at this time.  There can be no guarantee that existing compensation will serve to prevent our employees, including our key employees, and directors from resigning.  We may not be able to attract and retain the qualified personnel necessary to maintain and develop our business. The loss of the services of existing personnel, as well as the failure to recruit additional key personnel in a timely manner, could harm our programs and our business.

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

Victory Park Management, L.L.C., or Victory Park, and its affiliates hold 9,147,464 shares of our common stock, which represented approximately 10.0% of our outstanding common stock as of April 30, 2013.  Victory Park’s affiliates also hold promissory notes in the aggregate principal amount of $41,505,000, which are convertible into shares of our common stock.  As of April 30, 2013, Victory Park and its affiliates could acquire approximately 65% of our voting securities on a fully diluted basis assuming the conversion of certain principal and interest as of such date (based on the current authorized shares available for issuance), which would result in a change in control.  Victory Park has the right to designate two persons for election to our Board of Directors for so long as Victory Park and its affiliates own a significant percentage of our securities.  Pursuant to this right, Richard Levy serves as a member of our Board of Directors and Victory Park is entitled to fill a vacancy on the Board of Directors, if it so chooses.  As a result of the foregoing, Victory Park is able to exercise substantial influence over our business, policies and practices.

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

In March 2010, we issued promissory notes to various Victory Park affiliates that were subsequently re-issued in September 2012 in relation to the financing at such time (the “Re-issued Notes”), which became due and payable on March 17, 2013.  In September 2012, we also issued an additional promissory note (the “First Amendment Note”) to a Victory Park affiliate, which becomes due and payable on September 21, 2013 and on April 8, 2013 we issued an additional promissory note (the “Second Amendment Note”) to a Victory Park affiliate, which becomes due and payable on June 7, 2013.  The initial conversion rate, which is subject to adjustment as set forth in the notes, is calculated by dividing the sum of the principal to be converted, plus all accrued and unpaid interest thereon, by $0.15 per share for the Re-issued Notes, $0.05 for the First Amendment Note and $0.09 for the Second Amendment Note. If we subsequently make certain issuances of common stock or common stock equivalents at an effective purchase price less than the then-applicable conversion price, the conversion price of the notes will be reduced to such lower price. Assuming that certain of the outstanding principal and interest under the notes (based on the current authorized shares available for issuance) were converted on April 25, 2013 at the current conversion prices (after accounting for the sale of the assets pertaining to the Company’s Biotechnologies strategic business unit), then, together with the shares and other securities owned by them, Victory Park and its affiliates would receive an additional 154,700,154 shares of our common stock resulting in beneficial ownership of approximately 65% of our outstanding common stock (as diluted by outstanding options) as of that date.

In addition to the conversion of the Victory Park notes, the exercise of warrants and options, as well as other issuances of shares, will likely have a dilutive effect on our stock price.

As of March 31, 2013, there were outstanding warrants to purchase 20,000 shares of our common stock, which are currently exercisable at an exercise price of $2.00 per share. There were also outstanding stock options to purchase an aggregate of 17,875,698 shares of common stock, at an average exercise price of $0.49, of which 6,631,694 are currently exercisable. If our stock price should increase above the exercise price of these derivative securities, then such exercise at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or licensing agreements or in connection with other financing efforts, including our issuance of stock upon the conversion of Victory Park's notes.

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

Not Applicable

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
10.1
Second Amendment to Amended and Restated Financing Agreement, dated as of April 8, 2013, by and among the Company, the Lenders and Victory Park Management, LLC as agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 12, 2013).

10.2
Senior Secured Convertible Note, issued by the Company as of April 8, 2013 to VPC Fund II, L.P. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 12, 2013).

10.3
Senior Secured Convertible Note, reissued by the Company as of April 25, 2013 in favor of VPC Intermediate Fund II (Cayman), L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2013).

10.4
Senior Secured Convertible Note, reissued by the Company as of April 25, 2013 in favor of VPC Fund II, L.P. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 1, 2013).

10.5
Senior Secured Convertible Note, reissued by the Company as of April 25, 2013 in favor of Victory Park Credit Opportunities Intermediate Fund, L.P. (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 1, 2013).

10.6
Senior Secured Convertible Note, reissued by the Company as of April 25, 2013 in favor of Victory Park Credit Opportunities, L.P. (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 1, 2013).

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

UNIGENE LABORATORIES, INC.
(Registrant)

Date: May 14, 2013	By:	/s/Ashleigh Palmer
Ashleigh Palmer, Chief Executive Officer
(Chief Executive Officer)

Date: May 14, 2013	By:	/s/ Brian Zietsman
Brian Zietsman, Chief Financial Officer
(Principal Financial Officer)